Form 10-Q
period 1996-03-30
ARTHROCARE CORP
filed 1996-05-10
CIK 1005010

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    -------
                           Commission File Number: 0-27422

                                ARTHROCARE CORPORATION
                (Exact name of registrant as specified in its charter)

              DELAWARE                           94-3180312
      (State of incorporation)                 (I.R.S. Employer
                                              Identification No.)

                              595 North Pastoria Avenue
                             Sunnyvale, California 94086
                       (Address of principal executive offices)

                                    (408) 736-0224
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                       -------    ------

The number of shares outstanding of the registrant's common stock as of April 30, 1996 was 8,670,725.

                        ARTHROCARE CORPORATION

                                INDEX


                                                                          Page
                                                                          ----

PART 1:  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Condensed Balance Sheets as of March 30,1996 and                 3
             December 31, 1995.

          Condensed Statements of Operations for the three months
             ended March 30, 1996 and March 31, 1995.                      4

          Condensed Statements of Cash Flows for the three months
             ended March 30, 1996 and March 31, 1995.                      5

          Notes to the Condensed Financial Statements                      6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     7-18

PART II:  OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES                                       19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           19-21

SIGNATURE                                                                 22


                                       2 of 24

                            PART I - FINANCIAL INFORMATION

                            Item 1.  FINANCIAL STATEMENTS

                                ARTHROCARE CORPORATION
                               Condensed Balance Sheets
                                    (In thousands)


                                         March 30,          December 31,
          ASSETS                            1996                 1995
                                        -----------         ------------
                                        (Unaudited)
Current assets
     Cash and cash equivalents          $   24,801          $     4,774
     Available-for-sale securities           8,240                    -
     Accounts receivable, net                  863                  212
     Inventory                               1,143                  516
     Prepaid expenses and other
       current assets                          355                  891
                                        -----------         ------------
        Total current assets                35,402                6,393

Property and equipment, net                  1,090                1,135
Related party receivables                      241                  223
Available-for-sale securities                1,586                    -
Other assets                                    69                   49
                                        -----------         ------------
          Total assets                  $   38,388          $     7,800
                                        -----------         ------------
                                        -----------         ------------

          LIABILITIES

Current liabilities
     Accounts payable                   $    1,051          $       733
     Related party payables                     36                   35
     Accrued liabilities                       577                  472
     Capital lease obligation,
       current                                  35                   34
                                        -----------         ------------
          Total current liabilities          1,699                1,274

Capital lease obligation, net of
  current portion                               44                   53
Deferred rent                                  163                  148
                                        -----------         ------------
          Total liabilities                  1,906                1,475
                                        -----------         ------------

          STOCKHOLDERS' EQUITY

Convertible Preferred Stock                      -                    9
Common Stock                                     9                    2
Additional paid in capital                  48,767               16,869
Notes receivable from stockholders             (92)                 (92)
Deferred compensation                         (509)                (550)
Accumulated deficit                        (11,656)              (9,913)
Unrealized loss on investment                  (37)                   -
                                        -----------         ------------
  Total stockholders' equity                 36,482                6,325
                                        -----------         ------------

     Total liabilities and
       stockholders' equity             $   38,388          $     7,800
                                        -----------         ------------
                                        -----------         ------------


The accompanying notes are an integral part of the financial statements


                                       3 of 24

                                ARTHROCARE CORPORATION
                          Condensed Statements of Operations
                          (In thousands, except share data)
                                     (Unaudited)

                                             Three Months Ended
                                       March 30,              March 31,
                                         1996                   1995
                                      ------------          ------------
Net sales                             $     1,159           $         -

Cost of sales                               1,065                     -
                                      ------------           -----------

Gross margin                                   94                     -

Operating expenses:
     Research and development                 864                   644
     Sales and marketing                      658                   188
     General and administrative               576                   135
     Non-recurring charge for
       acquired technology                      -                   260
                                      ------------          ------------
          Total operating expenses          2,098                 1,227
                                      ------------          ------------

Loss from operations                       (2,004)               (1,227)

Interest and other income, net                263                    21
                                      ------------          ------------

Loss before provision for income
  taxes                                    (1,741)               (1,206)

Income taxes                                    2                     -
                                      ------------          ------------

Net loss                             $    (1,743)          $    (1,206)
                                      ------------           -----------
                                      ------------           -----------

Net loss per share                   $     (0.25)          $     (0.27)
                                      ------------          ------------
                                      ------------          ------------

Shares used in per share
  calculation                           6,856,086             4,420,370
                                      ------------          ------------
                                      ------------          ------------


The accompanying notes are an integral part of the financial statements

                                       4 of 24

                                ARTHROCARE CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                                          Three months ended:
                                                                        March 30,      March 31,
                                                                          1996           1995
                                                                        ---------      ---------
Cash flows from operating activities:
     Net loss                                                           ($1,743)       ($1,206)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Non-recurring charge for acquired technology                        -            260
          Depreciation and amortization                                      77             19
          Write-off of property and equipment                               187              -
          Amortization of deferred compensation                              41              -
          Provision for doubtful accounts                                    19              -
          Provision for excess and obsolete inventory                         5              -
          Deferred rent                                                      15             18
          Changes in operating assets and liabilities:
               Accounts receivable                                         (670)             -
               Related party receivables                                    (18)             -
               Inventory                                                   (632)             -
               Prepaid expenses and other current assets                    536            (31)
               Accounts payable                                             319            (14)
               Accrued liabilities                                          105             16
               Other assets                                                 (20)           (52)
                                                                        --------        -------
                    Net cash used in operating activities                (1,779)          (990)
                                                                        --------        -------

Cash flows from investing activities:
     Purchases of property and equipment                                   (219)             3
     Purchase of available-for-sale securities                           (9,863)             -
     Purchase of intellectual property rights                                 -           (100)
                                                                        --------        -------
                    Net cash used in investing activities               (10,082)           (97)
                                                                        --------        -------

Cash flows from financing activities:
     Issuance of notes receivable to related parties                          -           (124)
     Repayment of capital leases                                             (8)            (2)
     Proceeds from issuance of Common Stock                              31,896              2
     Proceeds from issuance of Preferred Stock                                -          4,748
                                                                        --------        -------
                    Net cash provided by financing activities            31,888          4,624
                                                                        --------        -------

Net increase in cash and cash equivalents                                20,027          3,537

Cash and cash equivalents, beginning of period                            4,774          2,599
                                                                        --------        -------

Cash and cash equivalents, end of period                                $24,801         $6,136
                                                                        --------        -------
                                                                        --------        -------
 Supplemental schedule of non-cash investing and financing
   activities:
      Issuance of Common Stock on conversion of Preferred Stock         $15,704         $    -
      Unrealized loss on avaliable for sale securities                  $    37         $    -
      Common stock issued for intellectual property rights              $     -         $  160



       The accompanying notes are an integral part of the financial statements


                                       5 of 24

                                ARTHROCARE CORPORATION
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation ("the Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. The notes to the financial statements contained in the Registration Statement on Form S-1 (the "Registration Statement") declared effective by the Securities and Exchange Commission on February 5, 1996 should be read in conjunction with these condensed financial statements. The balance sheet at December 31, 1995 was derived from audited financial statements; however, it does not include all disclosures required by generally accepted accounting principles.

2.  COMPUTATION OF NET LOSS PER SHARE

    The net loss per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the initial offering date have been included in the calculations as if they were outstanding for all of the periods presented (using the treasury stock method and the public offering price per share).

3.  INITIAL PUBLIC OFFERING

    In February 1996, the Company completed its initial public offering of common stock. A total of 2.5 million shares of Common Stock was sold for net proceeds to the Company of approximately $32 million, after deducting underwriters' discounts and commissions. Upon completion of the offering, all outstanding shares of Preferred Stock (a total of 8.7 million shares) were converted into 4.3 million shares of Common Stock on a one-for-two basis.

4.  COMPONENTS OF INVENTORY:

                                  March 31, 1996          Dec. 31, 1995
                                   --------------          -------------
Inventory:                                    (in thousands)
    Raw materials                   $  579                   $ 418
    Work-in-process                    174                       2
    Finished goods                     390                      96
                                     ------                   -----
                                    $1,143                   $ 516
                                     ------                   -----
                                     ------                   -----


                                       6 of 24

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Since commencing operations in April 1993, ArthroCare Corporation has primarily engaged in the design, development, clinical testing and manufacturing of its Arthroscopic System. The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its Arthroscopic System and efforts to develop a network of distributors in the United States to market the Arthroscopic System. The Company received clearance of its 510(k) premarket notification from the FDA in March 1995 to market its Arthroscopic System in the United States for arthroscopic surgery of the knee, shoulder, elbow and ankle. Although the Company shipped a small number of sample units in August 1995, it did not commercially introduce the Arthroscopic System until December 1995.

     The Company's Arthroscopic System incorporates an electrosurgical system consisting of a disposable, bipolar ArthroWand, a connecting cable and a radio frequency power controller. The ArthroWand ablates soft tissue with minimal damage to surrounding healthy tissue, and simultaneously achieves hemostasis. The Company's long term strategy includes applying its proprietary technology to a range of other soft tissue surgical procedures in the fields of urology, gynecology, dermatology, and plastic, oral, and general surgery.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, risks disclosed under the caption "Additional Factors That Might Affect Future Results" beginning on page 9 of this report, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

     The three month period ended March 30, 1996 is the Company's first full quarter of shipments. The company was in its development stage during the comparable three month period ended March 31, 1995.

REVENUES

     Revenues for the three month period ended March 30, 1996 were $1.2 million. There were no revenues in the quarter ended March 31, 1995, as the Company was in its development stage. Approximately 75% of the sales for the quarter can be attributed to initial stocking orders from the approximately 30 (thirty) dealer distributors in the United States. The promotional controllers and wands purchased this quarter by dealer distributors were at or near cost. These dealer distributors have now purchased enough controllers and initial inventory of wands to support the approximately 165 sales representatives' demonstrations and evaluations of the ArthroCare System to doctors and hospitals. By the end of the first quarter approximately 50 (fifty) ArthroCare Systems have been placed with doctors or hospitals primarily as the result of the demonstration


                                       7 of 24
and evaluations performed by the sales representatives. For the quarter, the sales mix of controllers and disposable wands were approximately even. Management believes that the revenue mix in the first quarter of shipments is not indicative of future revenues, but rather an indication of dealer product acceptance.

COST OF SALES

     Cost of sales were $1.1 million, or 92% of revenues for the three months ended March 30, 1996. There is no comparison to the three months ended March 31, 1995, as the Company was in its development stage. In spite of controller sales to dealers at near cost, higher manufacturing volume absorbed more overhead costs than planned resulting in a positive gross margin. The Company believes that if revenues increase, gross margin could improve in future quarters.

OPERATING EXPENSE:

     RESEARCH AND DEVELOPMENT expense, which includes expenditures for regulatory compliance and quality assurance, increased 34% to $864K in three months ended March 30, 1996 from $644K in the same quarter of the prior year. The increase was due primarily to costs associated with additional product research, prototype development, patent preparation and filing, supplemental facility requirements, and additional costs associated with the Company's increase in regulatory and clinical personnel.

     In March 1995, the Company acquired Thapliyal & Eggers Partners resulting in a non-recurring charge for acquired technology of $260,000.

     The Company believes that its investment in product development and engineering and manufacturing processes are essential to enable it to maintain its competitive position. The Company expects to continue to make substantial expenditures on new product development and currently anticipates increases in research and development spending to continue.

     SALES AND MARKETING expense increased substantially to $658K in the quarter ended March 30, 1996 from $188K in the quarter ended March 31, 1995 when the Company was in its development stage. The increase is due primarily to the hiring of additional personnel, demonstration and sample expenses and dealer commissions.

     The Company currently anticipates that sales and marketing spending will continue to increase driven primarily by dealer commissions, and investment in additional sales, marketing and support staff necessary to market its product.

     GENERAL AND ADMINISTRATIVE expense increased substantially to $576K in the three months ended March 30, 1996 from $135K in the three months ended March 31, 1995 due to additional staffing, including management personnel, the increased cost of being a public company, consulting fees, and information systems services necessary to expand the corporate infrastructure.

     The Company expects that general and administrative expenses will increase as the Company expands its staffing and other support operations required to grow the business.


                                       8 of 24

INTEREST AND OTHER INCOME

     Net interest income increased to $263K for the quarter ended March 30, 1996 from $21K in the prior year quarter. The increase is attributable to interest received on the investment of the proceeds of the initial pubic offering during the current quarter.

NET LOSS

     Net loss was $1.7 million for the quarter ended March 30, 1996 compared to $1.2 million in the same quarter of 1995, when the Company was in its development stage. The increase is due primarily to higher operating expense from increased business activity including product development, manufacturing start-up, building a sales and marketing organization, bringing the ArthroCare Arthroscopic System to market and building the corporate infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

     At March 30, 1996 the Company had approximately $33.7 million in working capital and its principal sources of liquidity consisted of $34.6 million in cash, cash equivalents, and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. The available-for-sale securities consist mainly of bank notes, commercial paper rated Aa or better and US government securities. The Company has $44K of long term capital lease obligations.

     Net cash provided by financing activities reflect the Company's completion of its initial public offering of common stock during February 1996. A total of 2,530,000 shares of Common Stock were sold for net proceeds to the Company of $31.9 million. Proceeds from the sale of common stock were used to purchase available-for-sale securities.

     The Company believes that the net proceeds from the sale of common stock, together with its current cash balances will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

       Since the first quarter of 1996 was ArthroCare's first quarter as a public company, included here are risk factors as updated from the Company's Prospectus dated February 5, 1996. The following factors represent current challenges to the Company which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singly or in combination, could have a materially adverse effect on the Company's results of operations, business, or financial position.

DEPENDENCE UPON ARTHROSCOPIC SYSTEM

     The Arthroscopic System is the Company's only commercial product and will account for substantially all of the Company's revenue for the foreseeable future. The Company commercially introduced the Arthroscopic System in December 1995 and by the end of the first quarter of 1996, had reported only four months of sales. To date, the Company has only sold a limited number of units and these have been utilized by a limited number of doctors primarily for arthroscopic procedures in the knee and shoulder.


                                       9 of 24

UNCERTAINTY OF MARKET ACCEPTANCE

     The Company's Arthroscopic System and potential products are based upon a new method of tissue ablation, and there can be no assurance that any of these products will gain market acceptance. Physicians will not use the Company's products unless they determine, based on experience, clinical data, and other factors, that these systems are an attractive alternative to current means of tissue ablation. To date, the Arthroscopic System has only been used to treat a limited number of patients, and no published reports exist to support the Company's marketing efforts, which may have an adverse effect on its ability to obtain physician acceptance. The Company believes that recommendations and endorsements by influential physicians will be essential for market acceptance of its products. In addition, purchase decisions are greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Health care administrators must determine that the Arthroscopic System and the Company's potential products are cost-effective alternatives to current means of tissue ablation. The Company may be required to, among other things, offer substantial discounts on its controller to stimulate demand for its Arthroscopic System. Whether the Company can place sufficient quantities of controllers to obtain physician acceptance of its products and sell disposable ArthroWands is uncertain.

LIMITED OPERATING HISTORY

     The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its Arthroscopic System and developing a network of distributors in the United States to market the Arthroscopic System. The Company has generated limited revenues from the sale of its products, and there can be no assurance that it will ever achieve significant revenues on an ongoing basis. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales from its domestic distribution network, the successful development of its manufacturing capability, obtaining foreign regulatory approvals for the Arthroscopic System, obtaining domestic and foreign regulatory approvals for potential products and strengthening its financial and management systems, procedures and controls.

LIMITED DOMESTIC AND INTERNATIONAL MARKETING AND SALES EXPERIENCE

     The Company has only sold a few of its Arthroscopic Systems and has limited experience marketing and selling such product in commercial quantities. The Company markets and sells its Arthroscopic System in the United States through a network of independent orthopedic distributors. While dealer distributors have purchased controllers at greatly reduced prices to be used for doctor evaluations and demonstrations, there can be no assurance that sales representatives will be successful in closing sales with doctors and hospitals. These distributors sell orthopedic arthroscopy devices for a number of other manufacturers, and there can be no assurance that they will commit the necessary resources to effectively market and sell the Company's Arthroscopic System. The Company may be required to, among other things, offer substantial discounts on its controller to stimulate demand for its Arthroscopic System. The inability to place sufficient quantities of controllers would have a material adverse effect the Company's ability to sell ArthroWands.

     The Company has not obtained the necessary regulatory approvals to market and sell its Arthroscopic System in any foreign market. If the Company is successful in obtaining the necessary regulatory approvals in foreign markets, it expects to establish a sales and marketing capability in those markets. However, regulatory requirements vary


                                       10 of 24
by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the Company may vary from country to country. In Europe, the Company intends to establish a network of distributors to market and distribute its Arthroscopic System. In Japan, the Company intends to collaborate with one or more marketing partners to assist with regulatory requirements and to market and distribute its Arthroscopic System. No assurance can be given that the Company will obtain any necessary foreign regulatory approvals, that the Company will establish a network of distributors and successfully sell its product in Europe, that the Company will secure a marketing partner and successfully sell its Arthroscopic System in Japan or that any foreign distributors and marketing partners will commit the necessary resources and successfully sell the Arthroscopic System in foreign markets.

LIMITED MANUFACTURING EXPERIENCE

     The Company has only limited experience in manufacturing the Arthroscopic System. As a result, the Company has limited experience manufacturing its product in the volumes necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. In September 1995, the State of California required the Company to cease shipping products until a manufacturing license was obtained, and the FDA, following a Good Manufacturing Practices ("GMP") audit, instructed the Company to correct certain record keeping practices and enter into a written contract with the third party that sterilizes the ArthroWand. There can be no assurance that the Company will not encounter any further manufacturing difficulties, or any of its contract manufacturers will not experience similar difficulties, including problems involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

RISK OF FURTHER PRODUCT RECALLS OR REQUIRED REDESIGN

     In October 1995, the Company discovered that the ArthroWand packaging was subject to cracking due to a flawed design of the packaging tray and undertook a voluntary product recall of the 61 ArthroWands affected. The Company has completed execution of its corrective action and has received written confirmation from the FDA that the recall has been closed. There can be no assurances that there will be no further product recalls or required redesign of the company's packaging or products.

HISTORY OF LOSSES: FLUCTUATIONS IN OPERATING RESULTS, SUBSTANTIAL LOSSES EXPECTED TO CONTINUE

     The Company has experienced significant operating losses since inception and, as of March 30, 1996, had an accumulated deficit of $11.7 million. The Company expects to generate substantial additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, scale-up of manufacturing capabilities, increased research and development and activities to support regulatory and reimbursement applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional discounts of the Company's products, re-use of the Company's disposable products, availability of third-party reimbursement, timing of regulatory actions, introduction of new products by competitors of the company, pricing of competitive products and the cost and effect of promotional and marketing programs. The Company's revenues and profitability will be critically dependent on whether it can


                                       11 of 24
successfully market its Arthroscopic System. In addition, the Company's gross margins may be adversely affected due to the necessity to sell its product at significantly reduced prices. There can be no assurance that significant revenue or profitability will ever be achieved.

RELIANCE ON PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

     The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns four issued United States patents, six pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Japan, Canada, Australia and New Zealand corresponding to three of the United States filings relating to its multi-electrode technology. The initial patent is set to expire in 2008, and the other three issued patents are currently expected to expire between 2008 and 2012. None of the issued patents have specific arthroscopic claims. There can be no assurance that the patents that have been issued to the Company or any patents which may be issued as a result of the Company's United States or international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

     A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. If third-party patents or patent applications contain claims infringed by the Company's technology and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. There can be no assurance that the Company will not be obliged to defend itself in court against allegations of infringement of third-party patents.

     In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality and proprietary information agreements. There can be no assurance that such confidential or proprietary information agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or be independently developed by competitors.

PATENT LITIGATION

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's


                                       12 of 24
technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require dispute rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all.

INTENSE COMPETITION

     The arthroscopic medical device industry is intensely competitive. The Company competes with providers of laser systems, electrosurgical systems, manual instruments and power shavers. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than the Company. There can be no assurance that the Company can effectively compete against such competitors. In addition, there can be no assurance that these or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive.

     Smith & Nephew Endoscopy, Inc. (which owns Acufex Microsurgical, Inc., and Dyonics, Inc.), Bristol-Meyers Squibb Company (including its Linvatec division) and Stryker Corp. each have large shares of the market for manual instruments, power shavers and arthroscopes. These companies offer broad product lines, which they may offer as a single package, have substantially greater resources and name recognition than the Company and frequently offer significant discounts as a competitive tactic. In addition, Pfizer Inc. (including its Valley Labs division) and Bristol-Meyers Squibb Company each have large shares of the market for electrosurgical systems, and Trimedyne, Inc. and Coherent, Inc. each have large shares of the market for laser systems. The Company expects that competition from these well established competitors will increase, and the Company anticipates that it may have to offer substantial discounts on its controller in order to stimulate demand for the disposable ArthroWand.

UNCERTAINTY OF DOMESTIC AND FOREIGN REGULATORY APPROVALS; EXTENSIVE DOMESTIC AND FOREIGN GOVERNMENT REGULATION

     The manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market its products for clinical use in the United States, the Company must obtain clearance from the FDA of a 510(k) premarket notification or approval of a more extensive submission known as premarket approval ("PMA"). The Company has obtained clearance of a 510(k) premarket notification for use of its Arthroscopic System in the knee, shoulder, elbow and ankle. Although the Company is strictly limited to marketing its product only for the indications for which it was cleared, physicians are not prohibited by the FDA from using the products for indications other than those cleared by the FDA. There can be no assurance that the Company will not become subject to FDA actions resulting from physician use of its Arthroscopic System that is outside of its approved indications.

     In December 1995, the Company filed 510(k) submissions for clearance to market tissue ablation products to treat certain urological and gynecological conditions. In March 1996, the Company received a 510(k) premarket notification for a tissue ablation product to treat certain urological conditions. The FDA may require clinical studies in support of the


                                       13 of 24
gynecological submission. The Company has made certain modifications to the Arthroscopic System that the Company believes do not require the submission of new 510(k) notifications. There can be no assurance, however, that the FDA would agree with the Company's determination not to submit a new 510(k) premarket notification for the changes, or can there by any assurance that the FDA would not require the Company to submit a new 510(k) premarket notification for the changes made to the device. If the FDA requires the Company to submit a new 510(k) premarket notification for any device modification, the Company may be prohibited from marketing the modified device until 510(k) clearance is obtained. The Company may be prohibited from marketing the modified device until 510(k) clearance is obtained. The Company may also be required to make additional 510(k) submission for additional potential products. There can be no assurance that the FDA will act favorably or quickly in its review of the Company's 510(k) submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance, all of which could delay or preclude the Company from selling products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct clinical studies in support of a 510(k) submission or require a PMA, any of which would cause the Company to incur further cost and delay. If the FDA determines that a PMA is required for any of the company's potential products, the application would require extensive clinical studies, manufacturing information and likely a review by a panel of experts outside the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the clinical data or the imposition of regulatory sanctions. FDA review of a PMA application takes significantly longer than that for a 510(k) premarket notification. There can be no assurance that the Company will be able to meet the requirements to obtain PMA approval or that any necessary approvals will be received from the FDA. In addition, there can be no assurance that the FDA will not place significant limitations upon the intended use of the Company's products as a condition of 510(k) clearance or PMA approval.

     The Company has not obtained any foreign regulatory approval permitting sales outside of the United States. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. In order to commence sale in Europe, the Company will be required to obtain ISO 9001 certification and receive "CE" mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. After mid-1998, the Company will be prohibited from selling its products in Europe until such times as the Company receives CE mark certification. There can be no assurance that the Company will be successful in meeting such certification requirements. If the Company obtains foreign regulatory approvals to sell the Arthroscopic System or potential products, it may rely on independent distributors or distribution partners to comply with the majority of the foreign regulatory requirements. There can be no assurance that such third parties will comply with the varying regulations or the imposition of new regulations.

     The Company and its contract manufacturers will be required to adhere to applicable FDA regulations regarding GMP and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements could result in,


                                       14 of 24
among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution.

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT

     In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's Arthroscopic System and potential products, generally rely on third-party payers, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures, such as certain knee and shoulder arthroscopies. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payers. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payers, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used.

     If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all.

DEPENDENCE ON SINGLE CONTRACT MANUFACTURERS AND SOLE SOURCE SUPPLIERS

     The controller for the Company's Arthroscopic System is assembled by a single contract manufacturer. The agreement between the Company and the contract manufacturer requires the Company to purchase all of its controllers from the contract manufacturer through July 1998. The contract manufacturer is required to operate in conformance with GMP requirements in order to produce products for sale in the United States, and ISO 9001 standards, in order to produce products for sale in Europe. There can be no assurance that the contract manufacturer will remain in compliance with GMP or ISO 9001 standards. In addition, the ArthroWand is sterilized by a single subcontractor, and the connector housings at each end of the cable are only available from a single source. There can be no assurance that an alternate contract manufacturer, sterilizer or connector housings supplier would be established if necessary or that available inventories would be adequate to meet the Company's product needs during any prolonged interruption of supply. A reduction or stoppage in supply of the sole source component, or the Company's inability to secure an alternative contract manufacturer or sterilizer, if required, would limit its ability to manufacture the Arthroscopic System.

     The Company believes that its contract manufacturer, subcontractor and suppliers are in compliance with applicable regulations However, there can be no assurance that the FDA, or a state, local or foreign regulator will not take action against a contract manufacturer, subcontractor or supplier found to be violating such regulations.


                                       15 of 24

UNCERTAINTY OF NEW PRODUCT DEVELOPMENT

     In December 1995, the Company filed 510(k) submissions for clearance to market tissue ablation products to treat certain urological and gynecological conditions. In March 1996, the Company received a 510(k) premarket notification for the tissue ablation product to treat certain urological conditions. The FDA may require clinical studies in support of the gynecological submission. The Company has under development certain additional potential products utilizing the Company's proprietary technology. Each of these products is at an early stage of development, and the Company will be required to undertake time-consuming and costly development activities and seek regulatory approval for these devices. There can be no assurance that product development will ever be successfully completed, that PMAs or 510(k)s, if applied for, will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

PRODUCT LIABILITY RISK:  LIMITED INSURANCE COVERAGE

     The development, manufacture and sale of medical products entail significant risk of product liability claims. The Company's current product liability insurance coverage limits are $5,000,000 per occurrence and $5,000,00 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development manufacture and sale of its Arthroscopic System and potential products. In addition, the Company may require increased product liability coverage if any potential products are successfully commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. There can be no assurance that successful product liability claim or series of claims will not be brought against the Company in excess of its insurance coverage.

DEPENDENCE UPON KEY PERSONNEL AND KEY CONSULTANTS

     The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees or consultants could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. The Company has two key consulting agreements, one with Philip E. Eggers, who is also a director of the Company, and one with Eggers & Associates, Inc. ("E&A"). a corporation wholly owned by Mr. Eggers. Pursuant to these agreements, Mr. Eggers performs a significant amount of the Company's research and development and prepares materials for and attend as meetings as requested by the Company. Mr. Eggers is not employed by the Company on a full-time basis and, as a result, is not available to devote his full time or attention to the Company's affairs.

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITIES

     The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 48% of the Company's outstanding Common Stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

                                       16 of 24

POTENTIAL VOLATILITY OF STOCK PRICE

     The stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Common Stock following this offering. In addition, the market price of the Company's Common Stock may be highly volatile. Factors such as variations in the Company's financial results, comments by security analysts, announcements of technological innovations or new products by the Company or its competitors, changing government regulations and developments with respect to FDA submissions, patents, proprietary rights or litigation may have a significant adverse effect on the market price of the Common Stock.

POTENTIAL ADVERSE EFFECT ON PRICE OF COMMON STOCK AND THE COMPANY'S ABILITY TO RAISE CAPITAL

     Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price of the Company's Common Stock. The holders of approximately 4,300,000 shares of Common Stock are entitled to certain demand and piggyback rights with respect to registration of such shares under the Securities Act of 1933 as amended (the "Securities Act"). If such holders, by exercising their demand registration rights, cause a large number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price for the Company's Common Stock. If the Company were to initiate a registration and include shares held by such holders pursuant to the exercise of their piggyback registration rights, such sales may have an adverse effect on the Company's ability to raise capital.

POTENTIAL ADVERSE EFFECT OF UNDERWRITERS' RELEASE OF LOCK-UP RESTRICTIONS

     The number of shares of Common Stock available for sale in the public market is currently limited by lock-up agreements under which all directors, executive officers and certain other stockholders of the Company that beneficially own or have dispositive power over substantially all of the shares of Common Stock outstanding prior to this offering, including Common Stock to be issued upon the closing of this offering upon conversion of the Company's Preferred Stock, have agreed not to sell or otherwise dispose of any of their shares prior to August 5, 1995 without the prior written consent of Robertson, Stephens & Company. However, Robertson, Stephens & Company may, in its sole discretion, release all or any portion of the securities subject to such lock-up agreements. 3,726,503 shares of Common Stock would be eligible for sale in compliance with certain limitations set forth in the Securities Act if Robertson, Stephens & Company were to release the lock-up restrictions. Release of lock-up restrictions and the subsequent sale of the shares subject thereto may have an adverse effect on the ability of the Company to raise capital and could adversely affect the market price of Company's Common Stock.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS ON PRICE OF COMMON STOCK

     Certain provisions of the Company's Certificate of Incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the company to issue Preferred Stock without any vote or further action by the stockholders, eliminate the right


                                       17 of 24
of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's common stock. These Provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.


LACK OF DIVIDENDS

     The Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future.


                                       18 of 24

                              PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEDINGS

          None

     ITEM 2.  CHANGES IN SECURITIES

               Upon the closing of the Company's initial public offering in February 1996, all outstanding shares of preferred stock were automatically converted into 4,338,874 shares of common stock. Promptly following such closing, the Company filed a Restated Certificate of Incorporation which eliminated the previously authorized preferred stock, authorized 5,000,000 shares of undesignated preferred stock and increased the authorized common stock to 20,000,000 shares.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

     ITEM 5.  OTHER INFORMATION

          None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K.

          a)  Exhibits

                3.2       Certificate of Incorporation of Company.

                3.3       Bylaws of the Company.

                4.1*      Specimen Common Stock Certificate.

               10.1* Form of Indemnification Agreement between the Company and each of its directors and officers.

               10.2* Incentive Stock Plan and form of Stock Option Agreement thereunder.

               10.3* Director Option Plan and form of Director Stock Option Agreement thereunder.

               10.4* Employee Stock Purchase Plan and forms of agreements thereunder.

               10.5*      Form of Exclusive Distribution Agreement.

               10.6*      Form of Exclusive Sales Representative Agreement


                                       19 of 24

               10.7* Consulting Agreement, dated May 10, 1993, between the Company and Philip E. Eggers, and amendment thereto.

               10.8* Consulting Agreement, dated May 20, 1993, between the Company and Eggers & Associates, Inc., and amendment thereto.

               10.9* Development and Supply Agreement, dated March 1, 1994, between the Company and SeaMED Corporation.

               10.10* Lease Agreement, dated September 15, 1994, between Company and The Arrillaga Foundation and the Peery Foundation for the Company's facility located at 595 North Pastoria Avenue, Sunnyvale, California, 94086.

               10.11* Employment Letter Agreement, dated October 21, 1994, between the Company and Allan Weinstein and amendment thereto.

               10.12* Purchase Assistance Promissory Note, dated January 19, 1995, between Company and Allan Weinstein.

               10.13* Sublease Agreement, dated February 1, 1995, between Company and Guided Medical Systems, Inc. for the Company's former facility at 453 Ravendale Drive, Mountain View, California, 94043.

               10.14* Mortgage Assistance Promissory Note Agreement, dated February 5, 1995, between the Company and Allan Weinstein.

               10.15* Restricted Stock Purchase and Security Agreement, dated February 5, 1995, between the Company and Allan Weinstein.

               10.16* Employment Letter Agreement, dated July 18, 1995, between the Company and Robert T. Hagan.

               10.17* Restricted Stock Purchase and Security Agreement, dated August 1, 1995, between the Company and Robert T. Hagan.

               10.18* Employment Letter Agreement, dated September 3, 1995, between the Company and A. Larry Tannenbaum.

               10.19* Radiation Services Agreement, dated September 13, 1995, between the Company and SteriGenics International.

               10.20* Amended and Restated Stockholder Rights Agreement, dated October 16, 1995, between the Company and certain holders of the Company's securities.


                                       20 of 24

               10.21* Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Company.

               11.1       Calculation of net loss per share.

               23.1*      Consent of Coopers & Lybrand L.L.P., Independent
                          Accountants.

               23.2*      Consent of Counsel.

               23.3* Consent of Townsend and Townsend and Crew, patent counsel for the Company.

               23.4* Report of Independent Accountants on Financial Statement Schedule.

               27.1       Financial Data Schedule.


* Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 33-80453).


     b)  Reports on Form 8-K

         None


                                       21 of 24

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARTHROCARE CORPORATION
                                   a Delaware corporation

Date: May 10, 1996

                                    /s/ A. LARRY TANNENBAUM
                                   ------------------------
                                   A. Larry Tannenbaum
                                   Vice President, Finance & Administration,
                                   Chief Financial Officer and Assistant
                                   Secretary
                                   (Principal Financial Officer and Duly
                                   Authorized Officer)

                                       22 of 24

                                    EXHIBIT INDEX

Exhibit                                                          Page
Number             Exhibit Description                          Number
- -------       -----------------------------                     ------

11.1      Calculation of net loss per share.                      24

27.1      Financial Data Schedule.                                25


                                       23 of 24