Form 10-Q
period 1996-06-29
ARTHROCARE CORP
filed 1996-08-05
CIK 1005010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from       to
                                          ------   ------

                         Commission File Number: 0-27422

                             ARTHROCARE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             94-3180312
  (State of incorporation)                                  (I.R.S. Employer
                                                           Identification No.)

                            595 North Pastoria Avenue
                           Sunnyvale, California 94086
                    (Address of principal executive offices)

                                 (408) 736-0224
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

The number of shares outstanding of the registrant's common stock as of July 31, 1996 was 8,699,236.

                             ARTHROCARE CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART 1:  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Condensed Balance Sheets as of June 29,1996 and                    3
             December 31, 1995.

          Condensed Statements of Operations for the quarters and
             the six months ended June 29, 1996 and June 30, 1995.           4

          Condensed Statements of Cash Flows for the six months
             ended June 29, 1996 and June 30, 1995.                          5

          Notes to the Condensed Financial Statements                        6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       7-22

PART II:  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             23-25

SIGNATURE                                                                    26


                                    2 of 28

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             ARTHROCARE CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                         June 29,     December 31,
                          ASSETS                           1996           1995
                                                       ----------     ------------
                                                       (Unaudited)
Current assets
     Cash and cash equivalents                          $ 20,705         $ 4,774
     Available-for-sale securities                         9,518               -
     Accounts receivable, net                              1,176             212
     Inventory                                             1,301             516
     Prepaid expenses and other current assets               334             891
                                                        --------         -------
        Total current assets                              33,034           6,393

Property and equipment, net                                1,477           1,135
Related party receivables                                    260             223
Available-for-sale securities                              1,609               -
Other assets                                                  69              49
                                                        --------         -------
          Total assets                                  $ 36,449         $ 7,800
                                                        ========         =======

                        LIABILITIES

Current liabilities
     Accounts payable                                   $    439         $   733
     Related party payables                                   45              35
     Accrued liabilities                                     922             472
     Capital lease obligation, current                        36              34
                                                        --------         -------
       Total current liabilities                           1,442           1,274

Capital lease obligation, net of current portion              35              53
Deferred rent                                                163             148
                                                        --------         -------
          Total liabilities                                1,640           1,475
                                                        --------         -------

                   STOCKHOLDERS' EQUITY

Convertible Preferred Stock                                    -               9
Common Stock                                                   9               2
Additional paid in capital                                48,787          16,869
Notes receivable from stockholders                           (92)            (92)
Deferred compensation                                       (469)           (550)
Accumulated deficit                                      (13,391)         (9,913)
Unrealized loss on investment                                (35)              -
                                                        --------         -------
        Total stockholders' equity                        34,809           6,325
                                                        --------         -------
          Total liabilities and stockholders' equity    $ 36,449         $ 7,800
                                                        ========         =======

     The accompanying notes are an integral part of the financial statements


                                    3 of 28

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                         Three months ended:               Six months ended:
                                                     June 29,         June 30,         June 29,         June 30,
                                                       1996             1995             1996             1995
                                                    ----------       ----------       ----------       ----------
Net sales                                           $    1,406       $      -         $    2,565       $      -

Cost of sales                                            1,236              -              2,301              -
                                                    ----------       ----------       ----------       ----------

Gross margin                                               170              -                264              -

Operating expenses:
     Research and development                              950            1,096            1,814            1,740
     Sales and marketing                                   872              231            1,530              419
     General and administrative                            527              194            1,103              329
     Non-recurring charge for acquired technology          -                -                -                260
                                                    ----------       ----------       ----------       ----------
          Total operating expenses                       2,349            1,521            4,447            2,748
                                                    ----------       ----------       ----------       ----------

Loss from operations                                    (2,179)          (1,521)          (4,183)          (2,748)

Interest and other income, net                             444               74              707               95
                                                    ----------       ----------       ----------       ----------

Loss before provision for income taxes                  (1,735)          (1,447)          (3,476)          (2,653)

Income taxes                                               -                -                  2              -
                                                    ----------       ----------       ----------       ----------

Net loss                                            $   (1,735)      $   (1,447)      $   (3,478)      $   (2,653)
                                                    ==========       ==========       ==========       ==========

Net loss per share                                  $    (0.20)      $    (0.30)      $    (0.45)      $    (0.57)
                                                    ==========       ==========       ==========       ==========

Shares used in per share calculation                 8,675,053        4,804,745        7,758,459        4,614,658
                                                    ==========       ==========       ==========       ==========


     The accompanying notes are an integral part of the Financial Statements


                                    4 of 28

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                              Six months ended:
                                                                         June 29,         June 30,
                                                                           1996             1995
                                                                         --------         --------
Cash flows from operating activities:
     Net loss                                                            $ (3,478)        $(2,653)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Non-recurring charge for acquired technology                        -               260
          Depreciation and amortization                                       158              53
          Write-off of property and equipment                                 233             -
          Amortization of deferred compensation                                81             -
          Provision for doubtful accounts                                      53             -
          Provision for excess and obsolete inventory                         113             -
          Deferred rent                                                        15              53
          Changes in operating assets and liabilities:                        -
               Accounts receivable                                         (1,017)            -
               Related party receivables                                      (37)            -
               Inventory                                                     (898)            -
               Prepaid expenses and other current assets                      557               6
               Accounts payable                                              (284)            127
               Accrued liabilities                                            450              53
               Other assets                                                   (20)           (113)
                                                                         --------         -------
                    Net cash used in operating activities                  (4,074)         (2,214)
                                                                         --------         -------

Cash flows from investing activities:
     Purchases of property and equipment                                     (733)           (520)
     Purchase of available-for-sale securities                            (11,162)            -
     Purchase of intellectual property rights                                 -              (100)
                                                                         --------         -------
                    Net cash used in investing activities                 (11,895)           (620)
                                                                         --------         -------

Cash flows from financing activities:
     Issuance of notes receivable to related parties                          -              (138)
     Repayment of capital leases                                              (16)             (3)
     Proceeds from issuance of Common Stock                                31,916               2
     Proceeds from issuance of Preferred Stock                                -             5,791
                                                                         --------         -------
                    Net cash provided by financing activities              31,900           5,652
                                                                         --------         -------

Net increase in cash and cash equivalents                                  15,931           2,818

Cash and cash equivalents, beginning of period                              4,774           2,599
                                                                         --------         -------

Cash and cash equivalents, end of period                                 $ 20,705         $ 5,417
                                                                         ========         =======

 Supplemental schedule of non-cash investing and  financing activities:
      Issuance of Common Stock on conversion of Preferred Stock          $ 15,704         $   -
      Unrealized loss on avaliable for sale securities                   $     35         $   -
      Common stock issued for intellectual property rights               $    -           $   160
      Additions to PP&E acquired under capital lease                     $    -           $    72

     The accompanying notes are an integral part of the financial statements


                                    5 of 28

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

4.  COMPONENTS OF INVENTORY:

                                                June 29, 1996    Dec. 31, 1995
                                                -------------    -------------
Inventory:                                              (In thousands)
Inventory:
     Raw materials                                     $  336             $418
     Work-in-process                                       91                2
     Finished goods                                       874               96
                                                       ------             ----
                                                       $1,301             $516
                                                       ======             ====


                                    6 of 28

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Since commencing operations in April 1993, ArthroCare Corporation has primarily engaged in the design, development, clinical testing and manufacturing of its Arthroscopic System. The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its Arthroscopic System and efforts to develop a network of distributors in the United States to market the Arthroscopic System. The Company received clearance of its 510(k) premarket notification from the FDA in March 1995 to market its Arthroscopic System in the United States for arthroscopic surgery of the knee, shoulder, elbow and ankle. The Company has since received clearance for use in the wrist and hip. Although the Company shipped a small number of sample units in August 1995, it did not commercially introduce the Arthroscopic System until December 1995.

         The Company's Arthroscopic System incorporates an electrosurgical system consisting of a disposable, bipolar ArthroWand, a connecting cable and a radio frequency power controller. The ArthroWand ablates soft tissue with minimal damage to surrounding healthy tissue, and simultaneously achieves hemostasis. The Company's long term strategy includes applying its proprietary technology to a range of other soft tissue surgical procedures in the fields of urology, gynecology, dermatology, and plastic, oral, and general surgery. The Company has received 510K clearance for use of its system in the field of urology and oral surgery.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, risks disclosed under the caption "Additional Factors That Might Affect Future Results" beginning on page 11 of this report, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview

         The three month period ended June 29, 1996 is the Company's second full quarter of shipments. The Company was in its development stage during the comparable three month and six month periods ended June 30, 1995.


                                    7 of 28

Revenues

         Revenues for the three month period ended June 29, 1996 were $1.4 million. Revenues for the six month period ended June 29, 1996 were $2.6 million. There were no revenues in the three month or the six month periods ended June 30, 1995, as the Company was in its development stage. The Company first introduced its system in December 1995. In approximately seven months since introduction the Company has grown the installed base of controllers to over 300 units. The Company offers several promotional programs as its strategy is to accelerate placement of controllers with doctors and hospitals in order to facilitate future sales of wands. Controller revenues were decreased by the promotional programs which heavily discounted controller prices in exchange for volume wand sales or purchase commitments. The Company expects to continue offering these promotional programs to meet the capital acquisition criteria of its customers and to keep the installed base of controllers growing.

         For the three month period, the unit mix of controllers placed with doctors and dealers was heavily weighted toward doctors, resulting in part from the promotional programs. For the six month period, placements were more weighted in favor of dealers as dealers stocked initial inventory in the prior quarter. For the end of the six month period the controller unit mix was approximately 40% doctors and hospitals and 60% dealers. The Company expects sales to doctors and hospitals to continue to increase, while dealer sales are expected to decrease as a percentage of overall sales in the future. The Company believes that the vast majority of wand revenue is coming from shoulder procedures. Shoulder procedures are the fastest growing segment of the arthroscopic market, however knee procedures represent the largest portion in absolute number of procedures. The Company, in order to achieve increasing wand sales over time, must increase wand use in knee procedures at an accelerated rate. The Company recently introduced products to try and increase wand use in knee procedures, if these products are not adopted by physicians revenue growth would be adversely affected.

         The revenue mix between wand and controllers in the three months ended June 29, 1996 was approximately 25% controllers and 75% wands. For the six month period the mix of controllers to wands was 33% controllers and 67% wands. The Company expects the mix to continue to shift toward wand sales as more controllers are installed.

         Revenues from wand sales for the three month period ended June 29, 1996 were ahead of plan due to wand selling at near list price, promotional programs designed to place controller in exchange for volume wand sales or purchase commitments and increased volume due to a larger installed base of controllers. In the six month period wand ASP was some what lower than in the three month period due to the large number of wands sold to dealers at discounts as dealers stocked initial inventory. In the three month period ended June 29, 1996 sales to dealers were not discounted as the Company was paying commission on dealer purchases.


                                    8 of 28

         The Company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue. Please refer to the section entitled "Additional Factors That Might Affect Future Results".

Cost of Sales

         Cost of sales was $1.2 million, or 88% of revenues for the three months ended June 29, 1996. Cost of sales for the six months ended June 29, 1996 was $2.3 million. There is no comparison to the three month period or the six month period ended June 30, 1995, as the Company was in its development stage and had no sales. During the three month period ended June 29, 1996 the Company tested its volume manufacturing capacity. The test created higher inventories which could impact costs of sales in future depending on sales and manufacturing volume.

Operating Expense:

         Research and development expense, which includes expenditures for regulatory compliance and quality assurance, decreased to $1.0 million in three the months ended June 29, 1996 from $1.1 million in the same quarter of the prior year. The decrease was primarily due to manufacturing startup costs which were included in research and development expense in three month period ended June 30, 1995 when the Company was in its development stage. Research and development expense for the six months ended June 29, 1996 was $1.8 million compared to $1.7 million. The increase is due to the Company's continued investment in its platform technology including costs associated with additional product research, prototype development, patent preparation and filing, supplemental facility requirements and additional costs associated with the Company's increase in regulatory and clinical personnel. These costs were partially offset by the inclusion of manufacturing startup costs in the six month period ended June 30, 1995.

         The Company believes that continued investment in its platform technology is essential to enable it to maintain its competitive position. The Company expects to continue to make substantial expenditures on new product development and currently anticipates increases in research and development spending to continue.

         Sales and marketing expense increased substantially to $872K in the quarter ended June 29, 1996 from $231K in the quarter ended June 30, 1995 when the Company was in its development stage and to $1.5 million for the six month period of 1996 compared with $0.4 million for the same period in 1995. The increase is due primarily to the hiring of additional personnel, dealer commissions, demonstration and sample expenses.

         The Company currently anticipates that sales and marketing spending will continue to increase due to dealer commissions and additional investment in sales, marketing and support staff necessary to market its product.


                                    9 of 28

         General and administrative expense increased substantially to $527K in the three months ended June 29, 1996 from 1995 level of $194K and to $1.1 million in the six month period of 1996 from 1995 level of $0.3 million due to additional staffing, including management personnel, the increased cost of being a public company, consulting fees, and information systems services necessary to expand the corporate infrastructure.

         The Company expects that general and administrative expenses will increase as the Company expands its staffing and other support operations required to grow the business.

Interest and Other Income

         Net interest income was $444K for the quarter ended June 29, 1996 from $74K in the prior year quarter and $707K for the six month period compared with $95K in the comparable period a year ago. Increases in both periods are attributable to interest received on the investment of the proceeds of the initial public offering in early February, 1996.

Net Loss

         Net loss was $1.7 million for the quarter ended June 29, 1996 compared to $1.4 million in the same quarter of 1995, when the Company was in its development stage. The increase is due primarily to higher operating expense from increased business activity including product development, manufacturing start-up, building a sales and marketing organization, bringing the ArthroCare Arthroscopic System to market and building the corporate infrastructure, offset by gross margin on sales in the current year and higher interest income. Net loss was $3.5 million for the six month period ended June 29,1996 compared to $2.7 million in the six month period ended June 30, 1995. The increase is due to causes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At June 29, 1996, the Company had approximately $31.6 million in working capital and its principal sources of liquidity consisted of $31.8 million in cash, cash equivalents, and available-for-sale securities which include long term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. The available-for-sale securities consist mainly of bank notes, commercial paper rated Aa or better and US government securities. The Company's cash used in operations increased to $4.1 million for the six months ended June 29, 1996 from $2.2 million for the six months ended June 30, 1995 reflecting expenditures made primarily to increase research and development, to form a marketing and sales organization, to support administrative infrastructure and to purchase equipment.


                                    10 of 28

         Inventories increased from $516K as of December 31, 1995 to $1,301K as of June 29, 1996, primarily due to the increased level of manufacturing activities and the Company's test of its manufacturing capacity discussed above.

         Accounts receivable increased to $1.2 million as of June 29, 1995 from $0.2 million as of December 31, 1995, due to the increased selling activities. The Company began commercial delivery of its product in December 1995.

         Net property and equipment increased from $1.1 million as of December 31, 1995 to $1.5 million as of June 29, 1996, primarily due to an increase in computer equipment, software and manufacturing equipment. This was offset by a write-off of computer equipment replaced and the write-off of small dollar capital items.

         Net cash provided by financing activities reflects the Company's completion of its initial public offering of common stock during February 1996. A total of 2,530,000 shares of Common Stock were sold for net proceeds to the Company of $31.9 million. Proceeds from the sale of common stock were used to purchase available-for-sale securities.

         The Company believes that the net proceeds from the sale of common stock, together with its current cash balances, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

           Since the first quarter of 1996 was ArthroCare's first quarter as a public company, included here are risk factors as updated from the Company's Prospectus dated February 5, 1996 and the prior 10Q filed May 10, 1996. The following factors represent current challenges to the Company which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singly or in combination, could have a materially adverse effect on the Company's results of operations, business, or financial position.

Dependence Upon Arthroscopic System

         The Arthroscopic System is the Company's only commercial product and will account for substantially all of the Company's revenue for the foreseeable future. The Company commercially introduced the Arthroscopic System in December 1995 and by the end of the second quarter of 1996, had reported only seven months of sales. To date, the Company has only sold a limited number of units and these have been utilized by a limited number of doctors primarily for arthroscopic procedures in the knee and shoulder.


                                    11 of 28

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

                                    12 of 28

Company may be required to, among other things, offer substantial discounts on its controller to stimulate demand for its Arthroscopic System. The inability to place sufficient quantities of controllers would have a material adverse effect the Company's ability to sell ArthroWands.

         The Company has not obtained the necessary regulatory approvals to market and sell its Arthroscopic System in any foreign market. If the Company is successful in obtaining the necessary regulatory approvals in foreign markets, it expects to establish a sales and marketing capability in those markets. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the Company may vary from country to country. In Europe, the Company intends to establish a network of distributors to market and distribute its Arthroscopic System. In The Pacific Rim, the Company intends to collaborate with one or more marketing partners to assist with regulatory requirements and to market and distribute its Arthroscopic System. No assurance can be given that the Company will obtain any necessary foreign regulatory approvals, that the Company will establish a network of distributors and successfully sell its product in Europe, that the Company will secure a marketing partner and successfully sell its Arthroscopic System in Pacific Rim or that any foreign distributors and marketing partners will commit the necessary resources and successfully sell the Arthroscopic System in foreign markets.

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


                                    13 of 28

History of Losses: Fluctuations in Operating Results, Substantial Losses Expected to Continue

         The Company has experienced significant operating losses since inception and, as of June 29, 1996, had an accumulated deficit of $13.4 million. The Company expects to generate substantial additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, scale-up of manufacturing capabilities, increased research and development and activities to support regulatory and reimbursement applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional discounts of the Company's products, re-use of the Company's disposable products, availability of third-party reimbursement, timing of regulatory actions, introduction of new products by competitors of the company, pricing of competitive products and the cost and effect of promotional and marketing programs. The Company's revenues and profitability will be critically dependent on whether it can successfully market its Arthroscopic System. In addition, the Company's gross margins may be adversely affected due to the necessity to promote and sell its product at significantly reduced prices. There can be no assurance that significant revenue or profitability will ever be achieved.

Reliance on Patents and Protection of Proprietary Technology

         The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns four issued United States patents, six pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Pacific Rim, Canada, Australia and New Zealand corresponding to three of the United States filings relating to its multi-electrode technology. The initial patent is set to expire in 2008, and the other three issued patents are currently expected to expire between 2008 and 2012. None of the issued patents have specific arthroscopic claims. There can be no assurance that the patents that have been issued to the Company or any patents which may be issued as a result of the Company's United States or international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

         A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. If third-party patents or patent applications contain claims infringed by the Company's technology and such claims are ultimately determined to be valid, there can be no assurance that the Company would be


                                    14 of 28
able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. There can be no assurance that the Company will not be obliged to defend itself in court against allegations of infringement of third-party patents.

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

Patent Litigation

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require dispute rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all.

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


                                    15 of 28

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

Uncertainty of Domestic and Foreign Regulatory Approvals; Extensive Domestic and Foreign Government Regulation

         The manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market its products for clinical use in the United States, the Company must obtain clearance from the FDA of a 510(k) premarket notification or approval of a more extensive submission known as premarket approval ("PMA"). The Company has obtained clearance of a 510(k) premarket notification for use of its Arthroscopic System in the knee, shoulder, elbow, ankle, hip and wrist. Although the Company is strictly limited to marketing its product only for the indications for which it was cleared, physicians are not prohibited by the FDA from using the products for indications other than those cleared by the FDA. There can be no assurance that the Company will not become subject to FDA actions resulting from physician use of its Arthroscopic System that is outside of its approved indications.

         In December 1995, the Company filed 510(k) submissions for clearance to market tissue ablation products to treat certain urological and gynecological conditions. In March 1996 and May, 1996, the Company received a 510(k) premarket notification for a tissue ablation product to treat certain urological conditions. The FDA may require clinical studies in support of the gynecological submission. The Company has made certain modifications to the Arthroscopic System that the Company believes do not require the submission of new 510(k) notifications. There can be no assurance, however, that the FDA would agree with the Company's determination not to submit a new 510(k) premarket notification for the changes, or can there by any assurance that the FDA would not require the Company to submit a new 510(k) premarket notification for the changes made to the device. If the FDA requires the Company to submit a new 510(k) premarket notification for any device modification, the Company may be prohibited from marketing the modified device until 510(k) clearance is obtained. The Company may be prohibited


                                    16 of 28
from marketing the modified device until 510(k) clearance is obtained. The Company may also be required to make additional 510(k) submission for additional potential products. There can be no assurance that the FDA will act favorably or quickly in its review of the Company's 510(k) submissions, or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain FDA clearance, all of which could delay or preclude the Company from selling products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct clinical studies in support of a 510(k) submission or require a PMA, any of which would cause the Company to incur further cost and delay. If the FDA determines that a PMA is required for any of the company's potential products, the application would require extensive clinical studies, manufacturing information and likely a review by a panel of experts outside the FDA. Clinical studies would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA's refusal to accept the clinical data or the imposition of regulatory sanctions. FDA review of a PMA application takes significantly longer than that for a 510(k) premarket notification. There can be no assurance that the Company will be able to meet the requirements to obtain PMA approval or that any necessary approvals will be received from the FDA. In addition, there can be no assurance that the FDA will not place significant limitations upon the intended use of the Company's products as a condition of 510(k) clearance or PMA approval.

         The Company has not obtained any foreign regulatory approval permitting sales outside of the United States. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. In order to commence sale in Europe, the Company has obtain ISO 9001 certification and will be required to receive "CE" mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. After mid-1998, the Company will be prohibited from selling its products in Europe until such times as the Company receives CE mark certification. There can be no assurance that the Company will be successful in meeting such certification requirements. If the Company obtains foreign regulatory approvals to sell the Arthroscopic System or potential products, it may rely on independent distributors or distribution partners to comply with the majority of the foreign regulatory requirements. There can be no assurance that such third parties will comply with the varying regulations or the imposition of new regulations.

         The Company and its contract manufacturers will be required to adhere to applicable FDA regulations regarding GMP and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the


                                    17 of 28
government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution.

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

Dependence on Single Contract Manufacturers and Sole Source Suppliers

         The controller for the Company's Arthroscopic System is assembled by a single contract manufacturer. The agreement between the Company and the contract manufacturer requires the Company to purchase all of its controllers from the contract manufacturer through July 1998. The contract manufacturer is required to operate in conformance with GMP requirements in order to produce products for sale in the United States, and ISO 9001 standards, in order to produce products for sale in Europe. There can be no assurance that the contract manufacturer will remain in compliance with GMP or ISO 9001 standards. In addition, the ArthroWand is sterilized by a single subcontractor, and the connector housings at each end of the cable are only available from a single source. There can be no assurance that an alternate contract manufacturer, sterilizer or connector housings supplier would be established if necessary or that available inventories would be adequate to meet the Company's product needs during any prolonged interruption of supply. A reduction or stoppage in supply of the sole source


                                    18 of 28
component, or the Company's inability to secure an alternative contract manufacturer or sterilizer, if required, would limit its ability to manufacture the Arthroscopic System.

         The Company believes that its contract manufacturer, subcontractor and suppliers are in compliance with applicable regulations. However, there can be no assurance that the FDA, or a state, local or foreign regulator will not take action against a contract manufacturer, subcontractor or supplier found to be violating such regulations.

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

Product Liability Risk:  Limited Insurance Coverage

         The development, manufacture and sale of medical products entail significant risk of product liability claims. The Company's current product liability insurance coverage limits are $5,000,000 per occurrence and $5,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development manufacture and sale of its Arthroscopic System and potential products. In addition, the Company may require increased product liability coverage if any potential products are successfully commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. There can be no assurance that successful product liability claim or series of claims will not be brought against the Company in excess of its insurance coverage.

Dependence Upon Key Personnel and Key Consultants

         The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees or consultants could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of


                                    19 of 28
whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. The Company has two key consulting agreements, one with Philip E. Eggers, who is also a director of the Company, and one with Eggers & Associates, Inc. ("E&A"). a corporation wholly owned by Mr. Eggers. Pursuant to these agreements, Mr. Eggers performs a significant amount of the Company's research and development and prepares materials for and attend as meetings as requested by the Company. Mr. Eggers is not employed by the Company on a full-time basis and, as a result, is not available to devote his full time or attention to the Company's affairs.

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

 Potential Volatility of Stock Price

         The stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the market price of the Company's Common Stock may be highly volatile. Factors such as variations in the Company's financial results, comments by security analysts, announcements of technological innovations or new products by the Company or its competitors, changing government regulations and developments with respect to FDA submissions, patents, proprietary rights or litigation may have a significant adverse effect on the market price of the Common Stock.

Potential Adverse Effect on Price of Common Stock and the Company's Ability to Raise Capital

         Sales of a substantial number of shares of the Company's Common Stock in the public market could adversely affect the market price of the Company's Common Stock. The holders of approximately 4,300,000 shares of Common Stock are entitled to certain demand and piggyback rights with respect to registration of such shares under the Securities Act of 1933 as amended (the "Securities Act"). If such holders, by exercising their demand registration rights, cause a large number of securities to be registered and sold in the public market, such sales could have an adverse effect on the market price for the Company's Common Stock. If the Company were to initiate a registration and include shares held by such holders pursuant to the exercise of their piggyback


                                    20 of 28
registration rights, such sales may have an adverse effect on the Company's ability to raise capital.

Potential Adverse Effect of Underwriters' Release of Lock-Up Restrictions

         The number of shares of Common Stock available for sale in the public market is currently limited by lock-up agreements under which all directors, executive officers and certain other stockholders of the Company that beneficially own or have dispositive power over substantially all of the shares of Common Stock outstanding prior to this offering, including Common Stock to be issued upon the closing of the February 5 public offering upon conversion of the Company's Preferred Stock, have agreed not to sell or otherwise dispose of any of their shares prior to August 5, 1995 without the prior written consent of Robertson, Stephens & Company. However, Robertson, Stephens & Company may, in its sole discretion, release all or any portion of the securities subject to such lock-up agreements. 3,726,503 shares of Common Stock would be eligible for sale in compliance with certain limitations set forth in the Securities Act if Robertson, Stephens & Company were to release the lock-up restrictions. Release of lock-up restrictions and the subsequent sale of the shares subject thereto may have an adverse effect on the ability of the Company to raise capital and could adversely affect the market price of Company's Common Stock.

Anti-Takeover Effect of Certain Charter and Bylaw Provisions on Price of Common Stock

         Certain provisions of the Company's Certificate of Incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the company to issue Preferred Stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's common stock. These Provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.


                                    21 of 28

Lack of Dividends

         The Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future.


                                    22 of 28

                           PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  None

         ITEM 2.  CHANGES IN SECURITIES

                  None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

         ITEM 5.  OTHER INFORMATION

                  None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

                 a)  Exhibits

                             3.2*   Certificate of Incorporation of Company

                             3.3*   Bylaws of the Company.

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

                            10.5*   Form of Exclusive Distribution Agreement.


                                    23 of 28

                            10.6*   Form of Exclusive Sales Representative
                                    Agreement

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


                                    24 of 28

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


                                    25 of 28

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ARTHROCARE CORPORATION
                                          a Delaware corporation

Date: August 5, 1996

                                           /s/ A. LARRY TANNENBAUM
                                          --------------------------------------
                                          A. Larry Tannenbaum
                                          Vice President, Finance &
                                          Administration, Chief Financial
                                          Officer and Assistant Secretary
                                          (Principal Financial Officer and Duly
                                          Authorized Officer)


                                    26 of 28

                                  EXHIBIT INDEX

Exhibit                                                                    Page
Number                         Exhibit Description                        Number
- ------                    ------------------------------                  ------
11.1              Calculation of net loss per share.                        24

27.1              Financial Data Schedule.                                  28


                                    27 of 28