Form 10-Q
period 1996-09-28
ARTHROCARE CORP
filed 1996-11-12
CIK 1005010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to _______

                         Commission File Number: 0-27422

                             ARTHROCARE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                94-3180312
  (State of incorporation)                                     (I.R.S.Employer
                                                             Identification No.)


                            595 North Pastoria Avenue
                           Sunnyvale, California 94086
                    (Address of principal executive offices)

                                 (408) 736-0224
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares outstanding of the registrant's common stock as of November 1, 1996 was 8,771,206.

                             ARTHROCARE CORPORATION

                                      INDEX


                                                                                 PAGE
                                                                                 ----
PART 1:  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Condensed Balance Sheets as of September 28, 1996 and                   3
             December 31, 1995

          Condensed Statements of Operations for the quarters and the nine
             months ended September 28, 1996 and September 30, 1995               4

          Condensed Statements of Cash Flows for the nine months
             ended September 28, 1996 and September 30, 1995                      5

          Notes to the Condensed Financial Statements                            6-7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            8-23

PART II:  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   24-26

SIGNATURE                                                                        27

                                    2 of 29

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             ARTHROCARE CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                         September 28,    December 31,
                  ASSETS                                     1996             1995
                  ------                                     ----             ----
                                                         (Unaudited)
Current assets
     Cash and cash equivalents                             $ 12,067        $  4,774
     Available-for-sale securities                           13,949              --
     Accounts receivable, net                                 1,144             212
     Inventory                                                1,022             516
     Prepaid expenses and other current assets                  256             891
                                                           --------        --------
          Total current assets                               28,438           6,393

Property and equipment, net                                   1,462           1,135
Related party receivables                                       279             223
Available-for-sale securities                                 4,535              --
Other assets                                                     69              49
                                                           --------        --------
               Total assets                                $ 34,783        $  7,800
                                                           ========        ========

                LIABILITIES

Current liabilities
     Accounts payable                                      $    484        $    733
     Related party payables                                      45              35
     Accrued liabilities                                      1,033             472
     Capital lease obligation, current                           37              34
                                                           --------        --------
          Total current liabilities                           1,599           1,274

Capital lease obligation, net of current portion                 30              53
Deferred rent                                                   162             148
                                                           --------        --------
               Total liabilities                              1,791           1,475
                                                           --------        --------

           STOCKHOLDERS' EQUITY

Convertible Preferred Stock                                      --               9
Common Stock                                                      9               2
Additional paid in capital                                   48,808          16,869
Notes receivable from stockholders                              (92)            (92)
Deferred compensation                                          (429)           (550)
Accumulated deficit                                         (15,323)         (9,913)
Unrealized gain on investments                                   19              --
                                                           --------        --------
     Total stockholders' equity                              32,992           6,325
                                                           --------        --------

          Total liabilities and stockholders' equity       $ 34,783        $  7,800
                                                           ========        ========

     The accompanying notes are an integral part of the financial statements


                                    3 of 29

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)


                                                               Three months ended:                  Nine months ended:
                                                         September 28,    September 30,      September 28,      September 30,
                                                             1996             1995               1996               1995
                                                             ----             ----               ----               ----


Net sales                                               $     1,574        $        --        $     4,139        $        --

Cost of sales                                                 1,365                 --              3,666                 --
                                                        -----------        -----------        -----------        -----------
Gross margin                                                    209                 --                473                 --

Operating expenses:
     Research and development                                   830              1,407              2,644              3,147
     Sales and marketing                                      1,056                311              2,586                730
     General and administrative                                 648                346              1,751                675
     Non-recurring charge for acquired technology                --                 --                 --                260
                                                        -----------        -----------        -----------        -----------
          Total operating expenses                            2,534              2,064              6,981              4,812
                                                        -----------        -----------        -----------        -----------

Loss from operations                                         (2,325)            (2,064)            (6,508)            (4,812)

Interest and other income, net                                  393                 55              1,100                150
                                                        -----------        -----------        -----------        -----------
Loss before provision for income taxes                       (1,932)            (2,009)            (5,408)            (4,662)

Income taxes                                                    --                 --                  2                 --
                                                        -----------        -----------        -----------        -----------

Net loss                                                $    (1,932)       $    (2,009)       $    (5,410)       $    (4,662)
                                                        ===========        ===========        ===========        ===========

Net loss per share                                      $     (0.22)       $     (0.41)       $     (0.67)       $     (0.98)
                                                        ===========        ===========        ===========        ===========

Shares used in per share calculation                      8,714,364          4,849,953          8,056,724          4,751,138
                                                        ===========        ===========        ===========        ===========





     The accompanying notes are an integral part of the Financial Statements


                                    4 of 29

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine months ended:
                                                                            September 28,   September 30,
                                                                                 1996            1995
                                                                                 ----            ----
Cash flows from operating activities:
     Net loss                                                                 $ (5,410)       $(4,662)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Non-recurring charge for acquired technology                              --            260
          Depreciation and amortization                                            278            108
          Write-off of property and equipment                                      237             --
          Amortization of deferred compensation                                    121            240
          Provision for doubtful accounts                                           87             --
          Provision for excess and obsolete inventory                               64             50
          Deferred rent                                                             14            103
          Changes in operating assets and liabilities:
               Accounts receivable                                              (1,019)            --
               Related party receivables                                           (56)            --
               Inventory                                                          (570)          (440)
               Prepaid expenses and other current assets                           635            (76)
               Accounts payable                                                   (239)           314
               Accrued liabilities                                                 561            157
               Other assets                                                        (20)           (95)
                                                                              --------        -------
                    Net cash used in operating activities                       (5,317)        (4,041)
                                                                              --------        -------
Cash flows from investing activities:
     Purchases of property and equipment                                          (842)          (811)
     Purchase of available-for-sale securities                                 (18,465)        (2,500)
     Purchase of intellectual property rights                                       --           (100)
                                                                              --------        -------
                    Net cash used in investing activities                      (19,307)        (3,411)
                                                                              --------        -------
Cash flows from financing activities:
     Issuance of notes receivable to related parties                                --           (149)
     Repayment of capital leases                                                   (20)           (14)
     Proceeds from issuance of Common Stock                                     31,937             --
     Proceeds from issuance of Preferred Stock                                      --          5,828
                                                                              --------        -------
                    Net cash provided by financing activities                   31,917          5,665
                                                                              --------        -------
Net increase in cash and cash equivalents                                        7,293         (1,787)

Cash and cash equivalents, beginning of period                                   4,774          2,599
                                                                              --------        -------
Cash and cash equivalents, end of period                                      $ 12,067        $   812
                                                                              ========        =======

 Supplemental schedule of non-cash investing and  financing activities:
      Issuance of Common Stock on conversion of Preferred Stock               $ 15,704        $    --
      Unrealized gain on avaliable-for-sale securities                        $     19        $    --
      Common stock issued for intellectual property rights                    $     --        $   160
      Additions to PP&E acquired under capital lease                          $     --        $    72
      Common Stock issued for note receivable                                 $     --        $   104

    The accompanying notes are an integral part of the financial statements


                                    5 of 29

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

2.  COMPUTATION OF NET LOSS PER SHARE

         The net loss per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the initial public offering at prices substantially below the initial public offering price have been included in the calculations as if they were outstanding for all of the periods presented (using the treasury stock method and the public offering price per share).

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

                                    6 of 29

4.  COMPONENTS OF INVENTORY:

                                September 28, 1996       December. 31, 1995
                                ------------------       ------------------
                                     (Unaudited)
                                               (In thousands)
Inventory:
  Raw materials                     $         521           $         418
  Work-in-process                               -                       2
  Finished goods                              501                      96
                                    -------------           -------------
                                    $       1,022           $         516
                                    =============           =============

                                    7 of 29

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         Since commencing operations in April 1993, ArthroCare Corporation has primarily engaged in the design, development, clinical testing and manufacturing of its Arthroscopic System. The Company's technology incorporates an electrosurgical system consisting of a disposable, bipolar ArthroWand, a connecting cable and a radio frequency power controller. The ArthroWand ablates soft tissue with minimal damage to surrounding healthy tissue, and simultaneously achieves homeostasis.

         The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its Arthroscopic System and efforts to develop a network of distributors in the United States to market the Arthroscopic System. The Company received clearance of its 510(k) premarket notification from the FDA in March 1995 to market its Arthroscopic System in the United States for arthroscopic surgery of the knee, shoulder, elbow and ankle. The Company has since received clearance for use in the wrist and hip. Although the Company shipped a small number of sample units in August 1995, it did not commercially introduce the Arthroscopic System until December 1995. The Company's long term strategy includes placing controllers in order to generate future wand revenues, and applying its proprietary technology to a range of other soft tissue surgical procedures in the fields of dermatology, gynecology, periodontal, urology, and general surgery. In that regard, the Company has received 510(k) clearances for use of its system in the field of urology and periodontal surgery.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, risks disclosed under the caption "Additional Factors That Might Affect Future Results" beginning on page 12 of this report, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

                                    8 of 29

RESULTS OF OPERATIONS

Overview

         The three month period ended September 28, 1996 is the Company's third full quarter of shipments. The Company was in its development stage during the comparable three month and nine month periods ended September 30, 1995.

Revenues

         Revenues for the three month period ended September 28, 1996 were $1.6 million. Revenues for the nine month period ended September 28, 1996 were $4.1 million. There were no revenues in the three month or the nine month periods ended September 30, 1995, as the Company was in its development stage. The Company first introduced its Arthroscopic system in December 1995. In approximately ten months since introduction, the Company has grown the installed base of controllers to approximately 400 units including approximately 200 controllers placed with doctors and hospitals. The Company offers several promotional programs as its strategy is to accelerate placement of controllers with doctors and hospitals in order to generate future sales of disposable wands. Revenues were impacted by the promotional programs which heavily discounted controller prices in exchange for volume wand sales or purchase commitments. The Company expects to continue offering these promotional programs to meet the capital acquisition criteria of its customers and to keep the installed base of controllers growing.

         For the three month period ended September 28, 1996, over 90% of controllers were placed with doctors and hospitals resulting, in part, from promotional programs. By the end of the nine month period, the controller unit mix was approximately 55% sold to doctors and hospitals and 45% sold to dealers. During the first quarter, controller sales were heavily weighted toward dealers as they bought initial stocking inventory. The Company expects dealer sales to decrease as a percentage of overall sales in the future.

         The revenue mix between wands and controllers in the three months ended September 28, 1996 was approximately 80% wands and 20% controllers. For the nine month period, the mix was approximately 70% wands and 30% controllers. The Company expects the mix to continue to shift toward wand sales.

         The Company believes that the majority of wand revenue at this time is coming from shoulder procedures. Shoulder procedures are the fastest growing segment of the arthroscopic market, however knee procedures represent the largest portion in absolute number of procedures. Accordingly, in order to achieve increasing wand sales over time, the Company needs to increase wand sales for knee procedures. While the Company recently introduced additional products designed to increase wand sales related to knee procedures, there is no assurance that these products will be adopted by doctors.

         Wand ASP (average selling price) was somewhat higher in the three month period ended September 28, 1996 than in the nine month period due to the large number of

                                    9 of 29
wands sold to dealers at discounts in the first quarter of the year as dealers stocked initial inventory. On a quarterly basis, the Company does not expect wand ASP to continue to increase.

         The Company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue. Please refer to the section entitled "Additional Factors That Might Affect Future Results".

Cost of Sales

         Cost of sales was $1.4 million, or 87% of revenues for the three months ended September 28, 1996. Cost of sales for the nine months ended September 28, 1996 was $3.7 million, or 89% of revenues. If demand for the disposable wand increases and wands are manufactured in higher volume, the Company believes that the cost of sales as a percentage of revenue will continue to improve, however there can be no assurance the Company will be successful in achieving improved gross margins. There is no comparison to the three month or the nine month periods ended September 30, 1995, as the Company was in its development stage and had no sales.

Operating Expenses:

         Research and development expense, which includes expenditures for regulatory compliance and quality assurance, was $0.8 million in the three months ended September 28, 1996 compared to $1.4 million in the same quarter of the prior year. Research and development expense for the nine months ended September 28, 1996 was $2.6 million compared to $3.4 million in prior year. The decrease is due to the inclusion of manufacturing startup costs in the three and nine month periods ended September 30, 1995 when the Company was in its development stage.

         The Company believes that continued investment in its platform technology is essential to enable it to maintain its competitive position. The Company expects to continue to make substantial expenditures on new product development and to increase research and development spending including costs associated with additional product research, prototype development, patent preparation and filing, supplemental facility requirements and additional costs associated with the Company's increase in regulatory and clinical personnel.

         Sales and marketing expense increased substantially to $1.1 million in the quarter ended September 28, 1996 from $0.3 million in the quarter ended September 30, 1995 when the Company was in its development stage and to $2.6 million for the nine month period of 1996 compared to $0.7 million for the same period in 1995. The increase is due primarily to the hiring of additional personnel, dealer commissions, demonstration and sample expenses.

                                    10 of 29

         The Company currently anticipates that sales and marketing spending will continue to increase due to dealer commissions and additional investment in sales, marketing and support staff necessary to market its product.

         General and administrative expense increased substantially to $0.6 million in the three months ended September 28, 1996 from 1995 level of $0.3 million and to $1.8 million in the nine month period of 1996 from 1995 level of $0.7 million due to additional staffing, including management personnel, the increased cost of being a public company, consulting fees and expenses necessary to expand the corporate infrastructure.

         The Company expects that general and administrative expenses will increase as the Company expands its staffing and other support operations required to grow the business.

Interest and Other Income

         Net interest income increased to $393K for the quarter ended September 28, 1996 from $55K in the prior year quarter and to $1,100K for the nine month period compared with $150K in the comparable period a year ago. Increases in both periods are attributable to interest received on the investment of the proceeds of the February, 1996 initial public offering.

Net Loss

         Net loss was $1.9 million for the quarter ended September 28, 1996 compared to $2.0 million in the same quarter of 1995, when the Company was in its development stage. The slight decrease is due primarily to the positive gross margin on sales and higher interest income offset by higher operating expense from increased business activity including product development, manufacturing start-up, building a sales and marketing organization, bringing the ArthroCare Arthroscopic System to market and building the corporate infrastructure.

         Net loss was $5.4 million for the nine month period ended September 28, 1996 compared to $4.7 million in the nine month period ended September 30, 1995. The increase is due to increase in operating expenses as discussed above, offset by the positive gross margin and increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

         At September 28, 1996, the Company had approximately $26.8 million in working capital and its principal sources of liquidity consisted of $30.6 million in cash, cash equivalents, and available-for-sale securities which include long term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. The available-for-sale securities consist mainly of bank notes, commercial paper rated Aa or better and US government securities. The Company's cash

                                    11 of 29
used in operations increased to $5.3 million for the nine months ended September 28, 1996 from $4.0 million for the nine months ended September 30, 1995 reflecting expenditures made primarily to increase research and development, to form a marketing and sales organization and to support the administrative infrastructure.

         Inventories increased from $0.5 million as of December 31, 1995 to $1.0 million as of September 28, 1996, primarily due to the increased level of manufacturing activities in support of sales.

         Accounts receivable increased from $0.2 million as of December 31, 1995 to $1.1 million as of September 28, 1996, due to the increased selling activities. The Company began commercial delivery of its product in December 1995.

         Net property and equipment increased from $1.1 million as of December 31, 1995 to $1.5 million as of September 28, 1996, primarily due to an increase in computer equipment, software and manufacturing equipment. This was offset by a write-off of computer equipment replaced and the write-off of small-dollar capital items.

         Net cash provided by financing activities reflects the Company's completion of its initial public offering of common stock during February 1996. A total of 2,530,000 shares of Common Stock were sold for net proceeds to the Company of $31.9 million. Proceeds from the sale of common stock were used to purchase available-for-sale securities.

         The Company believes that its current cash balances will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

           Since ArthroCare became a public company in first quarter of 1996, included here are risk factors as updated from the Company's Prospectus dated February 5, 1996 and the prior 10-Q filed August 5, 1996. The following factors represent current challenges to the Company which create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singly or in combination, could have a materially adverse effect on the Company's results of operations, business, or financial position.


                                    12 of 29

Dependence Upon Arthroscopic System

         The Arthroscopic System is the Company's only commercial product to date and has been used primarily for arthroscopic procedures in the knee and shoulder. The Company commercially introduced the Arthroscopic System in December 1995 and by the end of the third quarter of 1996, had reported only ten months of sales. To date, the Company has only sold a limited number of units, and these have been utilized by a limited number of doctors.

Uncertainty of Market Acceptance

         The Company's Arthroscopic System and potential products are based upon a new method of tissue ablation, and there can be no assurance that any of these products will gain market acceptance. Physicians will not use the Company's products unless they determine, based on experience, clinical data, and other factors, that these systems are an attractive alternative to current means of tissue ablation. To date, the Arthroscopic System has only been used to treat a limited number of patients, and no published reports exist to support the Company's marketing efforts, which may have an adverse effect on its ability to obtain physician acceptance. The Company believes that the recommendations and endorsements by influential physicians will continue to be essential for market acceptance of its products. In addition, purchase decisions are greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Health care administrators must determine that the Arthroscopic System and the Company's potential products are cost-effective alternatives to current means of tissue ablation. The Company may be required to, among other things, offer substantial discounts on its controller to stimulate demand for its Arthroscopic System. Whether the Company can place sufficient quantities of controllers to obtain physician acceptance of its products and sell disposable ArthroWands is uncertain.

Limited Operating History

         The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its Arthroscopic System and developing a network of distributors in the United States to market the Arthroscopic System. The Company has started to realize revenues from the sale of its products, however, it continues to generate operating losses and anticipates generating losses in the future. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales from its domestic distribution network, the successful development of its manufacturing capability, obtaining foreign regulatory approvals for the Arthroscopic System, obtaining domestic and foreign regulatory approvals for potential products and strengthening its financial and management systems, procedures and controls.


                                    13 of 29

Limited Domestic and International Marketing and Sales Experience

         The Company has placed approximately 400 of its Arthroscopic Systems and has limited experience marketing and selling such product in commercial quantities. The Company markets and sells its Arthroscopic System in the United States through a network of independent orthopedic distributors. Dealer distributors have purchased controllers at greatly reduced prices to be used for doctor evaluations and demonstrations, there can be no assurance that sales representatives will be successful in closing sales with doctors and hospitals. These distributors sell orthopedic arthroscopy devices for a number of other manufacturers, and there can be no assurance that they will commit the necessary resources to effectively market and sell the Company's Arthroscopic System. The Company may be required to, among other things, continue to offer substantial discounts on its controller to stimulate demand for its Arthroscopic System. The inability to place sufficient quantities of controllers would have a material adverse effect the Company's ability to sell ArthroWands.

         The Company has obtained initial regulatory approvals to market and sell its Arthroscopic System in Europe and Australia. The Company will need to establish a sales and marketing capability in those and other markets. Regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the Company may vary from country to country. In Europe, the Company intends to establish a network of distributors to market and distribute its Arthroscopic System. In Australia and the Pacific Rim, the Company intends to collaborate with one or more marketing partners to assist with regulatory requirements and to market and distribute its Arthroscopic System. No assurance can be given that the Company will obtain additional necessary foreign regulatory approvals, that the Company will establish a network of distributors and marketing partners, or that foreign distributors and marketing partners will commit the necessary resources to successfully sell the Arthroscopic System in foreign markets.

Limited Manufacturing Experience

         The Company has manufactured and sold approximately 35,000 wands to date and has limited experience in manufacturing the Arthroscopic System. As a result, the Company has limited experience manufacturing its product in the volumes necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. In September 1995, the State of California required the Company to cease shipping products until a manufacturing license was obtained, and the FDA, following a Good Manufacturing Practices ("GMP") audit, instructed the Company to correct certain record keeping practices and enter into a written contract with the third party that sterilizes the ArthroWand. There can be no assurance that the Company will not encounter any further manufacturing difficulties, or any of its contract manufacturers will not experience

                                    14 of 29
similar difficulties, including problems involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

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

History of Losses: Fluctuations in Operating Results, Substantial Losses Expected to Continue

         The Company has experienced significant operating losses since inception and, as of September 28, 1996, had an accumulated deficit of $15.3 million. The Company expects to generate substantial additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, scale-up of manufacturing capabilities, increased research and development and activities to support regulatory and reimbursement applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional discounts of the Company's products, re-use of the Company's disposable products, availability of third-party reimbursement, timing of regulatory actions, introduction of new products by competitors of the Company, pricing of competitive products and the cost and effect of promotional and marketing programs. The Company's revenues and profitability will be critically dependent on whether it can successfully continue to market its Arthroscopic System. In addition, the Company's gross margins may be adversely affected due to the necessity to promote and sell its product at significantly reduced prices. There can be no assurance that significant revenue or profitability will ever be achieved.

Reliance on Patents and Protection of Proprietary Technology

         The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. The Company owns four issued United States patents, nine pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Pacific Rim, Canada, Australia and New Zealand corresponding to three of the United States filings relating to its multi-electrode technology. The initial patent is set to expire in 2008, and the other three issued patents are currently expected to expire between 2008 and 2012. None of the issued patents have specific arthroscopic claims. There can be no assurance that the patents that have been issued to the Company or any patents which may be issued as a result of the Company's United States or international patent applications will provide any competitive advantages for the Company's products or that they will not be

                                    15 of 29
successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

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

                                    16 of 29

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

         Since December 1995, the Company filed 510(k) submissions for clearance to market tissue ablation products to treat certain gynecological, periodontal and urological

                                    17 of 29
conditions. The FDA has contacted the Company regarding its gynecological 510(k) submission requesting additional clinical studies. Because of the time and expense of clinical studies, the Company postponed the discussion on the clinical studies. This allowed the application with the FDA to laps. The Company is again considering its intent to proceed with FDA clearance for this indication. In the event that the Company elects to proceed with the submission, there can be no assurance that clearance will be granted. In March 1996 and May, 1996, the Company received a 510(k) premarket notification for a tissue ablation product to treat certain urological conditions. In July 1996, the Company received clearance of its periodontal 510(k).

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

         The Company has obtained limited foreign regulatory approval permitting sales in Europe and Australia. International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Compliance with regulations can be costly and time consuming. In order to commence sale in Europe, the Company has obtained the CE mark certification and the ISO 9001 certification, which is an

                                    18 of 29
international symbol of quality and compliance with applicable European medical device directives. There can be no assurance that the Company will be able to successfully market its product in Europe. In addition, there is no assurance that the Company will be able to receive certification in other foreign markets. As the Company obtains foreign regulatory approvals to sell the Arthroscopic System or potential products, it will need to rely on independent distributors or distribution partners to comply with the majority of the foreign regulatory requirements. There can be no assurance that such third parties will comply with the varying regulations or the imposition of new regulations.

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

                                    19 of 29

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

Uncertainty of New Product Development

         Since December 1995, the Company filed 510(k) submissions for clearance to market tissue ablation products to treat certain urological, gynecological and periodontal conditions. The FDA has contacted the Company regarding its gynecological 510(k) submission requesting additional clinical studies. Because of the time and expense of clinical studies, the Company allowed the application with the FDA to laps and is currently considering its intent to proceed with FDA clearance for this indication. In the event that the Company elects to proceed with the submission, there can be no assurance that clearance will be granted. In March 1996 and May, 1996, the Company received a 510(k) premarket notification for a tissue ablation product to treat certain urological conditions. In July 1996, the Company received approval of its periodontal 510(k).

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

                                    20 of 29

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

                                    21 of 29

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

Anti-Takeover Effect of Certain Charter and Bylaw Provisions on Price of Common Stock

         Certain provisions of the Company's Certificate of Incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect

                                    22 of 29
of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

Lack of Dividends

         The Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future.

                                    23 of 29

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

                                    24 of 29

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

                                    25 of 29

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


                                    26 of 29

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARTHROCARE CORPORATION
                              a Delaware corporation

Date: November 11, 1996

                               /s/ A. LARRY TANNENBAUM
                              ---------------------------------------
                              A. Larry Tannenbaum
                              Vice President, Finance & Administration, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)


Date: November 11, 1996

                              /s/ HIRA V. THAPLIYAL
                              ---------------------------------------
                              Hira V. Thapliyal, Ph.D.
                              President, Chief Executive Officer and Director


                                    27 of 29

                                  EXHIBIT INDEX

Exhibit                                                                  Page
Number                         Exhibit Description                      Number
------                         -------------------                      ------


11.1              Calculation of net loss per share.                      24

27.1              Financial Data Schedule.


                                    28 of 29