Form 10-K
period 1996-12-28
ARTHROCARE CORP
filed 1997-03-28
CIK 1005010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission File Number
December 28, 1996                                                0-27422

                             ARTHROCARE CORPORATION
             (Exact name of Registrant as specified in its charter)


                Delaware                                        94-3180312
(State or other jurisdiction of incorporation                (I.R.S. employer
            or organization)                              identification number)

             595 North Pastoria Avenue, Sunnyvale, California 94086
              (Address of principal executive offices and zip code)

                                 (408) 736-0224
              (Registrant's telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001
                                                            Par Value;
                                                            Preferred Share
                                                            Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $33,957,729 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 1997, the number of outstanding shares of the Registrants' Common Stock was 8,790,450.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 1997 Annual Stockholders Meeting (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 28, 1996.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events or results may differ significantly as a result of the factors described herein and in the documents incorporated herein by reference including those factors described under "Additional Risk Factors."

         ArthroCare Corporation designs, develops, manufactures and markets arthroscopic surgical equipment that ablates (removes) soft tissue with minimal damage to surrounding healthy tissue, and that simultaneously achieves hemostasis (sealing small bleeding vessels). The ArthroCare Arthroscopic System is designed to replace the multiple surgical tools used in arthroscopic procedures with one multi-purpose, electrosurgery system that consists of a controller unit and a series of disposable ArthroWand surgical tools specialized for particular types of surgery. This dual approach allows the surgeon to remove damaged tissue while reducing the need for the frequent exchange of instruments that is common in arthroscopic procedures. The Company began shipping products for use in arthroscopic surgery of the shoulder and knee in December 1995. In March 1995, the Company received clearance of its 510(k) premarket notification to market the ArthroCare Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle and elbow. In July 1996, it received clearance of its 510(k) premarket notification to market its Arthroscopic System for use in arthroscopic surgery of the wrist and hip. In addition, in 1996 the Company received clearance of its 510(k) premarket notification to market tissue ablation products for the treatment of certain urological and periodontal conditions. The Company has filed 510(k) submissions for clearance to market tissue ablation products to treat certain dermatological and gynecological conditions. The FDA has indicated that the 510(k) submission for certain gynecological conditions must be supported by data from clinical trials.

         The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its Arthroscopic System, developing a network of distributors in the United States to market the Arthroscopic System and 13 months of product sales. The Company has started to realize revenues from the sale of its products, but continues to generate operating losses and anticipates generating losses in the future. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales of disposable ArthroWands from its domestic distribution network, obtaining foreign regulatory approvals for the Arthroscopic System, obtaining domestic and foreign regulatory approvals for potential products and maintaining its financial and management systems, procedures and controls.

THE MARKET FOR SURGICAL JOINT REPAIR

         Historically, severe joint injuries have been treated using open surgery involving large incisions, a hospital stay and a prolonged recovery period. In contrast, arthroscopic surgery, which was introduced in the early 1980s, is performed through several small incisions called portals and can be performed on an outpatient basis. The Company believes that arthroscopic surgery has gained wide market acceptance because it promises shorter hospital stays and reduced recovery time.

         In 1995, approximately 2.0 million arthroscopic procedures were performed in the United States. According to industry sources, the number of arthroscopic procedures is growing due to patient demand for less invasive procedures as well as the increasing incidence of joint injuries caused by a greater emphasis on physical fitness and an aging population. Joints are susceptible to injuries from blows, falls or twisting, as well as from natural deterioration and stiffening associated with aging.

         To perform arthroscopic surgery, a surgeon must use a tool to visualize the site and a tool to perform the surgery. The tool used to visualize the site, called an arthroscope, is a small fiber-optic viewing instrument made up of a small lens, a light source and a video camera, which allows the surgeon to view the surgical procedure on a video monitor. During the arthroscopic procedure, an irrigant, such as saline or sterile water, is flushed through the joint to permit clear visualization through the arthroscope and to create the space within the joint for the surgical procedure. The surgeon inserts the arthroscope into the joint through a portal measuring approximately six millimeters (1/4 of an inch) in length. Other portals are used for the insertion of surgical instruments to perform the surgery and to facilitate the flow of irrigants. With small incision sites and direct access to most areas of the joint, a surgeon can diagnose and correct an array of joint problems such as cartilage tears, ligament tears and removal of loose and degenerative tissue.

         The advantages of arthroscopic surgery over open surgery are often significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits including reduced pain; treatment on an out-patient basis; reduced need of lengthy hospitalization; immediate joint mobility and less muscle atrophy; less surrounding tissue damage; lower rate of complications; and generally quicker rehabilitation. In addition, treatment on an out-patient basis and reduced operating time can significantly lower hospital costs.

Knee

         The knee is the most commonly injured joint. In 1995, it accounted for approximately 1.4 million arthroscopic procedures in the United States. Damage to a meniscus - a pad of cartilage that helps cushion the knee joint - is a common form of knee injury. A meniscus can be torn by a twist of the leg when the knee is flexed, displaced either inward toward the center of the tibia (central shin bone) or outward beyond the surface of the femur (central thighbone), or worn down by normal aging. The knee is also susceptible to partial or complete tears of the ligaments and degeneration of the cartilage on the underside on the patella (knee cap). In addition, the cartilage covering the bony surfaces of the knee wears down with age and can become rough or tear loose from the bone, causing pain and interfering with smooth joint movement.

Shoulder

         The shoulder joint, because of its range of motion, is susceptible to a number of injuries. In 1995, approximately 400,000 arthroscopic procedures in the shoulder were performed in the United States. The Company believes that shoulder arthroscopy is the fastest-growing portion of the arthroscopy market. With repetitive motion and lifting of the arm, such as that which occurs during a tennis serve, the acromion (the "roof" of bone formed where the scapula, or shoulder blade, extends over the humerus, the bone of the upper arm) may pinch one of the shoulder muscles and cause persistent pain, known as a rotator cuff injury. This condition can be treated by strengthening exercises and physiotherapy; however, many rotator cuff injuries require surgical intervention. The Company believes that a significant percentage of the population is born with an acromion that hooks over the humerus, making such individuals more susceptible to rotator cuff injuries.

Elbow, Ankle, Wrist and Hip

         The elbow, ankle, wrist and hip joints are also susceptible to certain stress-related injuries and deterioration due to aging. In 1995, approximately 210,000 arthroscopic procedures were performed in the elbow, ankle, wrist and hip in the United States. The Company believes that the current number of surgical procedures in the elbow, ankle, wrist and hip is relatively small due to the limitations on conventional arthroscopic surgical equipment.

CONVENTIONAL TREATMENT METHODOLOGIES:  THE PROBLEM

         Most arthroscopic procedures require the surgeon to probe, cut, sculpt, shape and cauterize (seal bleeding vessels) to achieve satisfactory results. Surgeons frequently use a combination of the available instruments when performing an arthroscopic procedure because each instrument is designed to perform a specific function. Use of an assortment of tools requires the surgeon to insert and remove each of the tools from the portals several times during the same procedure.

         Surgical procedures can employ one or more of four groups of surgical instruments: (1) power or motorized instruments, such as cartilage and bone shavers; (2) mechanical instruments, such as basket punches, graspers and scissors; (3) electrosurgery systems (Bovie); or (4) laser systems.

         Power instruments are generally used to smooth tissue and cartilage defects on the surface of the bones on the joint. The damaged tissue is removed from the joint using suction through a cannula surrounding the shaft of the tool, which can become obstructed by bits of tissue and bone. Power shavers have rotating cutters inside a tube and are not currently available in a wide variety of tip angles or sizes for the precise shaving of tissue. This prevents the power shavers from being used in many areas of the joint.

         Mechanical instruments are used primarily in meniscus removal by snipping away the unwanted tissue. Because mechanical tools must open and shut to operate, they cannot be used in small areas such as the back of the knee. In addition, mechanical tools must be resharpened at regular intervals and sterilized after each procedure.

        Electrosurgery systems are primarily used to achieve hemostasis, which is necessary to minimize bleeding and maximize the arthroscopic surgeon's visibility of the procedure through the arthroscope. Bleeding occurs most commonly in shoulder arthroscopies. Electrosurgical systems contain two electrodes: the electrode tip held by the surgeon and a dispersive pad that rests under the patient's body. The metal electrode tip of the instrument, which resembles a pencil point, is placed on or near the bleeding blood vessel to be sealed. A generator connected to the electrode delivers high-frequency voltage that arcs between the electrode and the target tissue, sealing blood vessels in its vicinity. After arcing, the current travels through the remaining tissue of the patient, through the skin to the dispersive electrode pad, before being directed back to the generator. A non-conductive media such as sterile water is used in the surgical space so that the electricity is forced into the tissue instead of the surrounding fluid. As a result of its conductivity, saline - the preferred irrigant - cannot be used during the procedure.

         Laser systems are used to ablate tissue while achieving simultaneous hemostasis. Laser systems are not tactile tools, meaning that the surgeon cannot feel how much tissue is being ablated. The surgeon must be extensively trained to precisely position the laser to control the depth of tissue penetration to minimize unintended tissue damage. The Company believes that laser tools have not received wide acceptance because of high cost, lack of tactile feedback for the surgeon and required training and certification.

ARTHROCARE'S SOLUTION: THE ARTHROCARE ARTHROSCOPIC SYSTEM

         The Company's Arthroscopic System is a high-frequency, electrosurgical device intended for use in arthroscopic surgery to perform tissue ablation and simultaneous hemostasis. The Company has received FDA clearance and has begun selling its Arthroscopic System for use in all six major joints: knee, shoulder, elbow, ankle, wrist and hip. Tissues such as meniscus, synovium, cartilage and ligaments can be ablated using the Arthroscopic System.

         The Company's Arthroscopic System is comprised of the disposable bipolar multielectrode ArthroWand, a connecting cable and a radio frequency power controller. The controller, approximately 14 inches by 11 inches by five inches, is used to deliver high-frequency power to the ArthroWand. To ablate different tissues, the user can change the voltage level using the keys on the front panel of the controller. The cable, which is approximately 10 feet in length, connects the controller to the ArthroWand. Power is transmitted through the cable to the ArthroWand by depressing a foot pedal, thereby enabling surgeons to use the ArthroWand as a conventional probe as well as an instrument that ablates and cauterizes.

         Accordingly, the surgeon using the Arthroscopic System need not remove and insert a variety of instruments to perform different tasks, as is required when using conventional arthroscopic instruments. The ArthroWand is approved for sale in tip sizes 1.5 mm to 4.5 mm, and in tip angles ranging from 0 to 90 degrees. The Company currently sells 11 models in various tip sizes, angles and shapes. These different tip sizes and tip angles enable the surgeon to ablate different volumes of tissue and to reach treatment sites not readily accessible by existing mechanical instruments and motorized cutting tools.

         The Company commercially introduced the Arthroscopic System in December 1995 and by the year ended December 28, 1996, had reported 13 months of sales. By the end of 1996, the Company had sold more than 580 controller units, with approximately 370 sold to hospitals and clinics and the remainder sold to dealers for use as demonstration units. In addition, the Company has sold more than 40,000 ArthroWands. The Company has ramped up its manufacturing capabilities to produce production-level volumes with high yields.

         The Arthroscopic System is the Company's only commercial product and will account for substantially all of the Company's revenue for the foreseeable future. As such, the Company is highly dependent on its Arthroscopic System. Currently, virtually all the Company's sales come from the United States. Before the Arthroscopic System can be sold outside of the United States, the Company will have to obtain foreign regulatory approvals and establish foreign distribution capability. If such regulatory approval is obtained, there can be no assurance that the Company will be able to establish a successful foreign distribution capability.

         The Company's Arthroscopic System and potential products are based upon a new method of tissue ablation, and there can be no assurance that any of these products will gain market acceptance. Physicians might not use the Company's products unless they determine, based on experience, clinical data and other factors, that these products are an attractive alternative to conventional means of tissue ablation. To date, the Arthroscopic System has been used to treat only a limited number of patients, and no published clinical reports exist to support the Company's marketing efforts, which may have an adverse effect on its ability to obtain physician acceptance. The Company believes that recommendations and endorsements by influential physicians will continue to be essential for market acceptance of its products. If the Arthroscopic System is not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

ARTHROCARE'S TECHNOLOGY

        The ArthroCare Arthroscopic System is based on a patented core technology and is designed to achieve precise ablation of soft tissue and simultaneous hemostasis while minimizing damage to the surrounding healthy tissue. The Company's bipolar, multielectrode configuration and power control system allow high-frequency electrical energy to be precisely focused on the surface of the tissue being treated. Using a bipolar array of electrodes eliminates the need to deliver energy through the surgical site to a dispersive electrode pad located outside the body, because the energy is directed from the tip of the probe to a return electrode contained on its shaft. The electric current travels a shorter distance from the electrode array to the target tissue before returning to the electrode on the shaft, allowing the Arthroscopic System to use lower voltages than conventional monopolar electrosurgical systems.

        As illustrated below, the ArthroWand's energy is concentrated only at the tip electrodes. This configuration allows the energy to be focused on the surface layer of the tissue being ablated, thereby minimizing the risk of unwanted damage to surrounding healthy tissue. The controller provides power individually to each of the electrodes at the tip of the ArthroWand, enabling only those electrodes that come in contact with tissue to deliver sufficient energy to ablate tissue. During use, the high frequency current flows from the controller through each electrode to the tissue, returning to the controller via the return electrode on the shaft of the ArthroWand. The operation of a 90 degree ArthroWand is depicted below.

      [Graphic depicting a simulation of the ArthroWand ablating tissue]

         In preparation for use, the physician connects the appropriate ArthroWand to the cable and the controller. The physician then selects a power level based on the type of tissue to be removed. Precise tissue ablation and cutting are accomplished by brushing the ArthroWand over the target tissue. Variable power settings of the controller and a variety of ArthroWand sizes and electrode array configurations allow the Company's technology to be applied to a wide range of arthroscopic procedures in the knee, shoulder, elbow, ankle, wrist and hip. ArthroWands are available in different sizes and tip configurations, which permit access to tissue treatment sites not readily accessed using existing mechanical instruments or powered shavers.

         The Company's patented multielectrode, bipolar, electrosurgical technology offers a number of benefits that the Company believes may provide advantages over competing surgical methods and devices. The principal benefits include:

         - EASE OF USE. The Arthroscopic System performs many of the functions of mechanical tools, power tools and electrosurgery instruments, allowing the surgeon to use a single instrument. The lightweight probe is simple to use and complements the surgeon's existing tactile skills without the need for extensive training.

         - PRECISION. In contrast to conventional tools, the Arthroscopic System permits surgeons to perform more precise tissue ablation and sculpting. The Company believes this may result in more rapid patient rehabilitation.

         - SIMULTANEOUS ABLATION AND HEMOSTASIS. The Arthroscopic System efficiently seals small bleeding vessels during the tissue ablation process, which improves the surgeon's visibility of the operative site.

         - COST REDUCTION. The Arthroscopic System eliminates the need to introduce multiple instruments to remove and sculpt tissue and seal small bleeding vessels. The Company believes this may reduce operating time and thereby produce cost savings for health care providers.

Despite the benefits of the ArthroCare Arthroscpoic System, there can be no assurance that doctors and surgical centers will buy the Arthroscopic System. In order to secure the benefits of the Arthroscopic System, however, a hospital or surgical center must procure and use a specifically designed controller to power the ArthroWand. At hospital sites or surgical centers where several arthroscopic surgery procedures can be performed simultaneously, the procurement of multiple controllers is required. To date, the Company has placed its controllers at substantial discounts in order to stimulate demand for its Arthroscopic System. In addition, motorized and mechanical instruments and electrosurgery systems currently used by hospitals and surgical centers for arthroscopic procedures have a history of success and have become widely accepted by orthopedic surgeons. If physicians do not determine that the Arthroscopic System is an attractive alternative to conventional means of tissue ablation, the Arthroscopic System will not be commercially acceptable, and the Company's business, financial condition and results of operations would be materially adversely affected.

ARTHROCARE STRATEGY

         The Company's objective is to use its proprietary technology to design, develop, manufacture and sell innovative, clinically superior electrosurgical devices for the arthroscopic surgical treatment of joint injuries and for the surgical treatment of other soft tissue conditions. The key elements of the Company's strategy to achieve this objective include:

         -        PENETRATE EXISTING ARTHROSCOPIC SURGICAL INSTRUMENT MARKET.
                  The Company's initial sales efforts are focused on marketing the Company's products to orthopedic surgeons performing high-volume arthroscopy and to opinion leaders in orthopedic surgery.

         - EXPAND INTO NEW ARTHROSCOPIC SURGICAL MARKETS. The Company encourages surgeons to use its Arthroscopic System to treat joints that have been primarily treated by open surgery, such as the shoulder, elbow and ankle. Because of the small size, varying shapes and tactile feel of the Company's ArthroWand, the Company believes surgeons will be able to arthroscopically access areas difficult to reach by conventional arthroscopic surgical tools.

         - TARGET KEY INTERNATIONAL MARKETS. The Company intends to market its Arthroscopic System in certain international markets if required regulatory approvals are received. The Company is developing a network of independent distributors in Europe and intends to collaborate with one or more marketing partners to assist with regulatory requirements and to market and distribute the Arthroscopic System in Japan and Australia.

         - LEVERAGE BROADLY APPLICABLE PROPRIETARY TECHNOLOGY. The Company expects to leverage its proprietary technology by developing additional wands for use in a variety of surgical procedures, including urology (e.g., trans-urethral resection of the prostate), dermatology (e.g., abnormal skin growth and wrinkle removal), periodontics (e.g., gingivectomy) and gynecology (e.g., endometrial ablation).

         - PURSUE REGULATORY APPROVALS THROUGH 510(K) APPLICATIONS. The Company continues to pursue additional applications of its technology in indications that will require FDA clearance through the shorter, less costly 510(k) regulatory process.

RESEARCH AND DEVELOPMENT

         The Company believes that its core technology is applicable to other soft tissue surgical applications that will use a system substantially the same as the Arthroscopic System. The Company expects to change the wand design to accommodate the specific requirements of the indications in various surgical fields. However, the Company believes that the design, materials and manufacturing methods incorporated into the initial Arthroscopic System should be applicable to subsequent products and indications.

        The Company has undertaken preliminary animal studies and development for the use of its ablation technology in urology, dermatology, dental surgery and gynecology. Each of these products is at an early stage of development, and the Company will be required to undertake time-consuming and costly development activities and seek regulatory approval before these devices can be marketed. There can be no assurance that product development will ever be successfully completed, that 510(k)s applied for will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance. Failure by the Company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the Company's business, financial condition and results of operations.

         A significant portion of the Company's research and development is performed by Philip E. Eggers, a director of the Company, pursuant to a consulting agreement between the Company and Eggers & Associates, Inc., a corporation wholly owned by Mr. Eggers. Mr. Eggers is not employed by the Company on a full-time basis and, as a result, may not be available to devote his full time or attention to the Company's affairs.

MANUFACTURING

         The Company's manufacturing operations consist of an in-house assembly operation for the manufacturing of ArthroWands. The ArthroWand is manufactured manually by the Company from several components. In 1996, the Company ramped up its manufacturing capacity to production levels to support sales of more than 40,000 ArthroWands per year and received Quality System Regulations (QS Regulations) approval from the FDA and ISO 9001 certification and the CE mark for sales in Europe. Even so, the Company has limited experience in manufacturing the ArthroWands. The ArthroWand is shipped to a single subcontractor who performs the sterilization. After sterilization, the ArthroWands are sent back to the Company before shipment to customers.

        The Company subcontracts the manufacturing of both its controllers and cables to third parties. The controller for the Company's Arthroscopic System uses standard components and is assembled by a single contract manufacturer. The agreement between the Company and the contract manufacturer requires the Company to purchase all of its controllers from the contract manufacturer through July 1998, but does not obligate the Company to purchase any minimum number of units. The Company purchases controllers pursuant to three-month binding purchase orders. In addition, the connector housings at each end of the cable are available only from a single source. The connector housings are shipped to the Company for testing and the Company then ships the tested connector housings to a manufacturer of medical-grade insulated wiring for assembly with such wiring to produce the cable.

         The controllers are tested by both the contract manufacturer and the Company before shipment to customers. The Company and its contract manufacturer are required to operate in conformance with QS Regulations, in order to produce products for sale in the United States, and ISO 9001 standards, in order to produce products for sale in Europe. Any failure by the Company and its contract manufacturer to remain in compliance with QS Regulations or ISO 9001 standards could have a material adverse effect on the Company's business, financial condition and results of operations.

         There can be no assurance that an alternate contract manufacturer, sterilizer or connector housing supplier could be established if necessary or that available inventories would be adequate to meet the Company's product needs during any prolonged interruption of supply. A reduction or stoppage in supply of the sole-source component, or the Company's inability to secure an alternative contract manufacturer or sterilizer, if required, would limit its ability to manufacture the Arthroscopic System and would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has taken all actions that it believes are reasonable to assure that its contract manufacturer, subcontractors and suppliers are in compliance with applicable regulations, there can be no assurance that the FDA, or a state, local or foreign regulator, will not take action against a contract manufacturer, subcontractor or supplier found to be violating such regulations.

         In April 1995, the Company filed an application with the State of California for a license to manufacture medical devices. In September 1995, the State of California required the Company to cease shipping products until a manufacturing license was obtained, and the FDA, following a Good Manufacturing Practices ("GMP") audit, instructed the Company to correct certain record-keeping practices and enter into a written contract with the third party that sterilizes the ArthroWand. There can be no assurance that the Company will not encounter any further manufacturing difficulties, or that any of its contract manufacturers will not experience similar difficulties, including problems involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

         In October 1995, the Company discovered that the ArthroWand packaging was subject to cracking due to a flawed design of the packaging tray and undertook a voluntary product recall of the 61 ArthroWands affected. The Company completed execution of its corrective action and received written confirmation from the FDA that the recall has been closed. There can be no assurances that there will be no further product recalls or required redesign of the Company's packaging or products. Any further product recalls or required redesign of the Company's packaging or products would have a material adverse effect on the Company's business, financial condition and results of operations.

MARKETING AND SALES

         Of the 18,500 orthopedic surgeons in the United States, approximately 80% perform arthroscopy and approximately 40% consider arthroscopy to be their major practice area. These 40% of orthopedic surgeons perform an estimated 70% of the total arthroscopic procedures. In addition to marketing efforts aimed at these surgeons, the Company also recognizes that purchase decisions are greatly influenced by health care administrators, who are subject to increasing pressures to reduce costs. Health care administrators must determine that the Arthroscopic System and the Company's potential products are cost-effective alternatives to current means of tissue ablation.

         The Company sold over 580 Arthroscopic System controller units and more than 40,000 ArthroWands by the end of 1996. The Company is marketing and selling its Arthroscopic System in the United States through a network of independent orthopedic distributors. The Company has 40 distributors representing more than 200 field sales representatives. The distributors are supervised by five regional field sales managers who are employed by the Company. The Company expects that the network of distributors will market directly to more than 7,000 orthopedic surgeons who primarily perform arthroscopic surgery. To date, the Arthroscopic System has been used to treat only a limited number of patients, and no published clinical reports exist to support the Company's marketing efforts, which may have an adverse effect on its ability to obtain physician acceptance. These distributors sell orthopedic arthroscopy devices for a number of other manufacturers, and there can be no assurance that they will commit the necessary resources to effectively market and sell the Company's Arthroscopic System, or that they will be successful in closing sales with doctors and hospitals. The Company believes that recommendations and endorsements by influential physicians will be essential for market acceptance of its products. The Company may be required to continue to offer substantial discounts on its controller to generate demand of its ArthroWands. The inability to place sufficient quantities of controllers would adversely impact demand for the ArthroWands and would have a material adverse effect on the Company's business, financial condition and results of operations.

         In October 1996, the Company signed a distribution agreement with Advanced Surgical Technologies Pty Ltd (AST), a large orthopedic distributor based in Australia, to exclusively sell the Company's Arthroscopic System in Australia, and AST obtained the necessary regulatory approval to market and sell the Arthroscopic System in Australia. If the Company is successful in obtaining other necessary regulatory approvals in foreign markets, it expects to establish a sales and marketing capability in those markets. In these other international markets, the Company intends to collaborate with one or more marketing partners to establish marketing and distribution channels for the Arthroscopic System and to assist with regulatory requirements in such distributors' jurisdiction. However, regulatory requirements vary by region, and compliance with such regulations maybe costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the Company may vary from country to country.

        No assurance can be given that the Company will obtain any additional necessary foreign regulatory approvals, that the Company will establish a network of distributors and successfully sell its products in Australia and Europe, that the Company will secure a marketing partner to obtain additional necessary foreign regulatory approvals on behalf of the Company in other international markets, successfully sell its Arthroscopic System in foreign markets or that any other foreign distributors and marketing partners will commit the necessary resources to obtain additional necessary foreign regulatory approvals on behalf of the Company and successfully sell the Arthroscopic System in foreign markets.

         The success of the Company's marketing efforts in the United States and abroad will depend on whether it can obtain the necessary regulatory approvals, successfully demonstrate the cost-effectiveness of its Arthroscopic System, maintain a network of distributors in the United States and secure marketing partners in international markets on acceptable terms. If the Company secures the necessary regulatory approvals to sell any of its potential products in the United States or in foreign markets, the Company would have to establish a separate marketing and sales capability for those products. This would require significant effort and expense and would be subject to all the risks attendant to establishing a marketing and sales capability for its Arthroscopic System. Failure by the Company to successfully market its Arthroscopic System domestically or internationally could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

         The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its platform technology. The Company owns four issued United States patents, 16 pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Japan, Canada, Australia and New Zealand corresponding to three of the United States filings relating to its multielectrode technology. The initial patent is currently set to expire in 2008, and the other three issued patents are currently expected to expire between 2008 and 2012. Although the Company believes that the issued patents cover the core technology used in the Company's Arthroscopic System, none of the issued patents have specific arthroscopic claims.

         The issued patents cover, among other things, probes having an electrode array and a means to supply current independently to individual electrodes in certain interventional cardiology and other procedures. The pending patent applications include coverage for the fundamental tissue ablation and cutting technology as well as methods and apparatus specific to procedures in the fields of orthopedic, urological, gynecological, dermatological, plastic, oral, general and cardiovascular surgery. There can be no assurance that the patents that have been issued to the Company or any patents that may be issued as a result of the Company's United States or international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

         A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. If third-party patents or patent applications contain claims infringed by the Company's technology and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology, either of which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be obligated to defend itself in court against allegations of infringement of third-party patents.

         In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through confidentiality and proprietary information agreements. The Company requires its key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. These agreements generally provide that all confidential information, developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance that such agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or be independently developed by competitors.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company believes that its Arthroscopic System, comprised of the controller unit and disposable ArthroWands, presents a competitive pricing structure compared to alternative tools being used in arthroscopic procedures. The list price of the controller, including the cable, is approximately $13,000. The disposable ArthroWand, which can be used by surgeons as a conventional probe as well as to ablate soft tissue and seal small bleeding vessels, has a list price of approximately $120. Motorized cutting tools consist of a power source with list prices of approximately $8,000 to $10,000 and disposable tips, with list prices of approximately $60 to $80. Reuseable mechanical tools have list prices of approximately $150 to $950 and it is not unusual for 30 (thirty) different shaped tools to be resterilized for each procedure. Neither motorized nor mechanical tools perform hemostasis, and therefore additional tools may need to be purchased for that purpose. Electrosurgical systems, used to stop the bleeding from small blood vessels during surgery, consist of a power source with list prices of approximately $4,000 to $9,000 plus a disposable tip with list prices of approximately $40 to $50, including a single-use, dispersive electrode pad. Electrosurgical systems are not generally used to cut or remove tissue. Laser systems, with list prices of approximately $80,000 to $125,000, are used in conjunction with disposable or reusable tips, with list prices of approximately $60 to $300, to ablate soft tissue and simultaneously achieve hemostasis.

         Smith & Nephew Endoscopy, Inc. (which owns Acufex Microsurgical, Inc. and Dyonics, Inc.), Bristol-Myers Squibb Company (including its Linvatec division) and Stryker Corp. each have large shares of the market for manual instruments, power shavers and arthroscopes. These companies offer broad product lines, which they may offer as a single package; have substantially greater resources and name recognition than the Company; and frequently offer significant discounts as a competitive tactic. In addition, Pfizer Inc. (including its Valley Labs division) and Bristol-Myers Squibb Company each have large shares of the market for electrosurgical systems, and Trimedyne, Inc. and Stryker Corp. each have large shares of the market for laser systems. The Company expects that competition from these and other well-established competitors will increase as will competition from start-up and development stage medical device companies such as Gyrus Medical Ltd., a company based in the United Kingdom, and Orotec Interventions, Inc., a company based in Menlo Park, California. The Company is aware that Johnson & Johnson (including its Ethicon unit) is marketing a bipolar electrosurgical tool developed by Gyrus Medical Ltd. In order to successfully compete in the arthroscopic medical device industry, the Company anticipates that it may have to continue to offer substantial discounts on its controller in order to stimulate demand for the disposable ArthroWand, and that such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that the primary competition factors in the market for tissue ablation are precision, ease of use and price. The Company believes that its tissue ablation instruments will be easier to use than current ablation instruments on the market while also providing the surgeon with a more precise and efficient means of ablating tissue. As a result, the Company believes that its products compete favorable with respect to these factors, although no assurance can be given that they will be able to continue to do so in the future, or that new instruments that perform more favorably will not be introduced.

        The Company has received 510(k) premarket notifications for clearance to market tissue ablation products to treat certain urological, and periodontal conditions and has filed 510(k) premarket notification for clearance to market dermatological and gynecological conditions, and the FDA has indicated that the 510(k) submission for certain gynecological conditions must be supported by data from clinical trials. These fields are intensely competitive and no assurance can be given that these potential products, if approved, would be successfully marketed.

GOVERNMENT REGULATION

United States

         The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification for non-exempt devices and adherence to GMPs or QS Regulations for most devices). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed devices), and generally require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if the proposed device is not substantially equivalent to a legally marketed Class I or Class II predicate device or if it is a Class III device for which the FDA has called for such applications.

         If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. If the FDA does not object to the IDE application within 30 days from filing of the application, human clinical trials may begin as defined in the IDE. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent Institutional Review Board ("IRB") established pursuant to FDA regulations, and with appropriate informed consent.

         Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which FDA has not called for PMAs, the manufacturer or distributor may seek clearance from FDA to market the device by filing a 510(k) notification. The 510(k) notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of FDA. FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

         Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which FDA must respond to a 510(k) notification. At this time, the FDA typically responds to the submission of a 510(k) notification within 150 to 200 days, but it may take longer. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the products that are the subject of the 510(k) notification.

         The Company has received clearance of 510(k) premarket notifications to market its Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. In addition, the Company received clearance of 510(k) premarket notifications to market products based upon its proprietary core technology to treat certain urological and periodontal conditions. There can be no assurance that the Company will be able to obtain necessary clearances or approvals to market any other products on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including, in many instances, preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to complete.

         The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP or QS

Regulations requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

         If necessary, the Company will file a PMA application with the FDA for approval to sell its potential products commercially in the United States when it has developed such products. There can be no assurance that the Company will be able to obtain necessary PMA application approvals to market such products on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS") and to list its products with the FDA. As such, the Company is subject to inspections by both the FDA and the CDHS for compliance with the FDA's GMP or QS Regulations and other applicable regulations. These regulations require that the Company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company and the third party manufacturers of its products are required to comply with various FDA requirements for design, safety, advertising and labeling. In April 1995, the Company filed an application with the State of California for a license to manufacture medical devices. In September 1995, the State of California required the Company to cease shipping products until a manufacturing license was obtained, and the FDA, following a GMP audit, instructed the Company to correct certain record-keeping practices and enter into a written contract with the third party that sterilizes the ArthroWand. There can be no assurance that the Company will not encounter any further manufacturing difficulties, or that any of its contract manufacturers will not experience similar difficulties, including problems involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

         The Company is required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits a cleared or approved device from being marketed for uncleared or unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         The advertising of most FDA-regulated products is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

         Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict the effect, if any, that such changes might have on its business, financial condition or results of operations.

International

         International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The Company has obtained regulatory clearance to market the Arthroscopic System in Australia and Europe but has not obtained any other international regulatory approvals permitting sales of its products outside of the United States. The Company intends to seek regulatory approvals in certain other international markets. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

         In Europe, the Company and its third party manufacturers have received ISO 9001 certification and the CE mark. ISO 9001 certification standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules that require that medical products receive by mid-1998 the CE mark, an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain the CE mark will prohibit the Company from selling its products in Europe. ISO 9001 certification is one of the CE mark requirements. There can be no assurance that the Company will be successful in maintaining certification requirements.

THIRD PARTY REIMBURSEMENT

         In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's Arthroscopic System and potential products, generally rely on third party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic procedures performed using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures, such as certain knee and shoulder, ankle, wrist, elbow and hip arthroscopic procedures.

         The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. The Company anticipates that in a prospective payment system, such as the DRG system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products. The Company anticipates that hospital administrators and physicians will justify the use of the Company's products by the attendant cost savings and clinical benefits that the Company believes will be derived from the use of its products. However, there can be no assurance that this will be the case. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors, policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

         If the Company obtains the necessary foreign regulatory approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all.

PRODUCT LIABILITY AND INSURANCE

         The development, manufacture and sale of medical products entail significant risk of product liability claims. The Company's current product liability insurance coverage limits are $5,000,000 per occurrence and $5,000,000 in the aggregate. There can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its Arthroscopic System and potential products. In addition, the Company may require increased product liability coverage if any potential products are successfully commercialized. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms, if at all. The Company has been selling its product since December 1995 and has not experienced any product liability claims to date. However, a successful product liability claim or series of claims brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of December 28, 1996, the Company had 79 employees. Twenty-nine persons are engaged in manufacturing activities, 13 are engaged in research and development activities, 14 persons are engaged in sales and marketing activities, 12 persons are engaged in regulatory affairs and quality assurance and 11 persons are engaged in administration and accounting. The Company also had consulting and other contract arrangements with nine persons, including members of its Scientific Advisory Board. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

         The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees or consultants could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. Furthermore, the Company's scientific advisory board members all are otherwise employed on a full-time basis. As a result, the scientific advisory board members are not available to devote their full time or attention to the Company's affairs.

FACILITIES

         The Company leases approximately 22,000 square feet in Sunnyvale, California, which comprise the Company's administrative offices and manufacturing and warehousing space. The Company's lease for this facility extends through February 2002. The Company believes that its existing facilities will be sufficient for its operational purposes through 1997.


                             ADDITIONAL RISK FACTORS

HISTORY OF LOSSES; FLUCTUATIONS IN OPERATING RESULTS; LOSSES EXPECTED TO
CONTINUE

         The Company has experienced significant operating losses since inception and, as of December 28, 1996, had an accumulated deficit of $17.6 million. The Company expects to generate additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, increased research and development, and activities to support regulatory applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional discounts of the Company's products, re-use of the Company's disposable products, in addition to those detailed above. The Company's revenues and profitability will be critically dependent on whether it can successfully continue to market its Arthroscopic System. In addition, the Company's gross margins may be adversely affected due to the necessity to promote and sell its products at significantly reduced prices. There can be no assurance that significant profitability will ever be achieved.

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITIES

         The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 44.85% of the Company's outstanding Common Stock. These stockholders, if acting together, will have significant influence over all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

POTENTIAL VOLATILITY OF STOCK PRICE

        The stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the market price of the Company's Common Stock may be highly volatile. Factors such as variations in the Company's financial results, comments by security analysts, announcements of technological innovations or new products by the Company or its competitors, changing government regulations and developments with respect to FDA submissions, patents, proprietary rights, sales of a substantial number of shares of the Company's Common Stock in the public market or litigation may have a significant adverse effect on the market price of the Common Stock.

ANTI-TAKEOVER EFFECT OF STOCKHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS

         In November 1996, the Company's Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. Each Right entitles stockholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $50.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15 percent or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15 percent or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15 percent or more of the Company's Common Stock.

        The Stockholder Rights Plan and certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. This could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. Certain provisions of the Company's Certificate of Incorporation and Bylaws allow the Company to issue Preferred Stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of the Delaware General Corporation Law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Stockholder Rights Plan, the possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

LACK OF DIVIDENDS

         The Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future.

Item 2.   PROPERTIES

         The Company leases approximately 22,000 square feet in Sunnyvale, California, which comprise the Company's administrative offices and manufacturing and warehousing space. The Company's lease for this facility extends through February 2002. The Company believes that its existing facilities will be sufficient for its operational purposes through 1997.

Item 3.   LEGAL PROCEEDINGS

         Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS

         The executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, and their ages are as follows:

        NAME                   AGE            POSITION
---------------------------  ---------  ---------------------------------------
Hira V. Thapliyal, Ph.D.       47       President and Chief Executive Officer
Robert T. Hagan                51       Vice President, Manufacturing
A. Larry Tannenbaum            45       Chief Financial Officer
Allan Weinstein                43       Vice President, Sales and Marketing

         Hira V. Thapliyal, Ph.D., a founder of the Company, has served as President, Chief Executive Officer and a Director of the Company since its inception in April, 1993. From 1989 to 1993, Dr. Thapliyal was President and Chief Executive Officer of MicroBionics, Inc., a privately held company developing an in-vivo continuous blood gas monitor. In 1986, Dr. Thapliyal founded Cardiovascular Imaging Systems, Inc. ("CVIS") and served as its President until 1988. CVIS develops and markets catheters for ultrasonic intraluminal imaging of human arteries. From 1984 to 1986, Dr. Thapliyal was Vice President, Engineering of Devices for Vascular Interventions, Inc., a leader in marketing atherectomy systems for treatment of atherosclerotic disease. Dr. Thapliyal holds an M.S. degree in Electrical Engineering from University of Idaho and a Ph.D. in Materials Science & Engineering from Cornell University.

         Robert T. Hagan joined the Company in August 1995 as Vice President, Manufacturing. From October 1992 to July 1995, Mr. Hagan was retired. From October 1984 to September 1992, Mr. Hagan held several manufacturing oversight positions with Haemonetics Corporation, a manufacturer of blood processing equipment and sterile disposables. His most recent position at Haemonetics Corporation was Director of Advanced Manufacturing Technologies. Mr. Hagan holds a B.S. degree in Electrical Engineering from Tennessee Technology University.

         A. Larry Tannenbaum joined the Company in September 1995 as Chief Financial Officer. From July 1995 until August 1995, Mr. Tannenbaum was negotiating the terms of his employment with the Company. From May 1992 to May 1995, Mr. Tannenbaum was Vice President of Finance and Administration and the Chief Financial Officer of Target Therapeutics, Inc. ("Target"), a leading manufacturer of disposable medical devices for the treatment of various brain diseases. Prior to joining Target, he was the Financial Business Manager, Western Region, from

October 1988 to May 1992 and Manager of Corporate Finance, from May 1987 to October 1988 for Tandem Computers Incorporated. Mr. Tannenbaum holds an M.B.A. degree from the University of Utah.

         Allan Weinstein joined the Company in January 1995 as Vice President, Sales and Marketing. From December 1982 to December 1994, Mr. Weinstein held various marketing positions with Acufex Microsurgical, Inc. ("Acufex"), a manufacturer of arthroscopic instruments. His most recent position at Acufex was Director of Sales, North and South America. Mr. Weinstein holds a B.A. degree in Communications from Seton Hall University.

DISCLOSURE WITH REGARD TO DELINQUENT FILINGS

         Based solely on a review of Forms 3, 4, and 5 furnished to the Company during 1996, the Company believes that director Annette J. Campbell-White failed to timely file one Form 4 disclosing one covered transaction; Robert F. Kibble who is affiliated with a ten percent shareholder failed to timely file one Form 4 disclosing one covered transaction; director John S. Lewis failed to timely file one Form 4 disclosing one covered transaction; officer A. Larry Tannenbaum failed to timely file on Form 4 disclosing one covered transaction; and officer Allan Weinstein failed to timely file one Form 4 disclosing one covered transaction.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades publicly on The Nasdaq Stock Market under the symbol "ARTC." The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Common Stock on The Nasdaq Stock Market.

                                                THREE MONTHS ENDED
                            -------------------------------------------------------

1996                            March 30(1)  June 29     September 28  December 28
--------------------------      -----------  -------     ------------  ------------
High......................      $25.75       $24.75     $18.00        $11.00
Low.......................       16.875       14.813      8.75          6.75


(1) Prior to February 5, 1996, there was no established public trading market for the Common Stock. Market prices presented for the quarter ended March 31, 1996 are for the period commencing February 5, 1996 and ending March 31, 1996.


         As of March 1, 1997, there were no outstanding shares of Preferred Stock and 249 holders of record of 8,790,450 shares of outstanding Common Stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.


Item 6. SELECTED FINANCIAL DATA

        The following is a summary of the Company's unaudited quarterly results for the four quarters ended December 28, 1996 and December 31, 1995, the audited annual results for the year ended December 28, 1996 and December 31, 1995 and 1994 and the results for the period from April 29, 1993 (date of inception) to December 31, 1993. In management's opinion, the quarterly results have been prepared on a basis consistent with the audited financial statements contained elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in
Item 8 of this report.

                                          THREE MONTH PERIOD ENDED
                            ---------------------------------------------------
                            March 31,   June 30,   September 30,   December 31,
                              1995        1995         1995            1995
                            ---------   ---------  -------------   ------------
                                               (in thousands)
Revenue                                                              $  218
Gross Margin                                                           (229)
Operating Expense            $1,227      $1,521        $2,064         2,128
Net Loss                     (1,206)     (1,447)       (2,009)       (2,288)


                                          THREE MONTH PERIOD ENDED
                            ---------------------------------------------------
                            March 30,   June 29,   September 28,   December 28,
                              1996        1996         1996            1996
                            ---------   ---------  -------------   ------------
                                               (in thousands)
Revenue                      $1,159      $1,406        $1,574        $1,883
Gross Margin                     94         170           209           307
Operating Expense             2,098       2,349         2,534         3,008
Net Loss                     (1,743)     (1,735)       (1,932)       (2,295)

                                                                                                           FOR THE
                                                                                                         PERIOD FROM
                                                                                                          APRIL 29,
                                                                                                        1993 (DATE OF
                                                  YEAR ENDED                   YEAR ENDED                INCEPTION) TO
                                                 DECEMBER 28,                 DECEMBER 31,               DECEMBER 31,
                                                     1996                 1995             1994             1993
                                                 ------------            ------           ------        -------------
                                                                (in thousands, except per share data)
STATEMENTS OF OPERATING DATA:

Net sales                                          $ 6,022              $   218
Cost of sales                                        5,242                  447
                                                   -------              -------
         Gross profit (loss)                           780                 (229)
                                                   -------              -------
Costs and expenses:
     Research and development                        3,772                4,009          $ 2,119         $   750

     Sales and marketing                             3,635                1,351
     General and administrative                      2,582                1,320              128             107
     Non-recurring charge for acquired
       technology                                                           260
                                                   -------              -------          -------         -------

         Total operating expenses                    9,989                6,940            2,247             857
                                                   -------              -------          -------         -------
              Loss from operations                  (9,209)              (7,169)          (2,247)           (857)
Interest income                                      1,514                  219              126              15
Other expense                                           (9)
                                                   -------              -------          -------         -------
Net loss before provision for income                (7,704)              (6,950)          (2,121)           (842)
taxes
Provision for income taxes                              (1)
                                                   -------              -------          -------         -------
              Net loss                             $(7,705)             $(6,950)         $(2,121)        $  (842)
                                                   =======              =======          =======         =======
Net loss per share                                 $ (0.94)             $ (1.00)         $ (0.33)        $ (0.18)
                                                   =======              =======          =======         =======
Shares used in computing net loss per                8,236                6,929            6,415           4,768
share                                              =======              =======          =======         =======

                                                                                                           FOR THE
                                                                                                         PERIOD FROM
                                                                                                          APRIL 29,
                                                                                                        1993 (DATE OF
                                                  YEAR ENDED                   YEAR ENDED                INCEPTION) TO
                                                 DECEMBER 28,                 DECEMBER 31,               DECEMBER 31,
                                                     1996                 1995             1994             1993
                                                 ------------            ------           ------        -------------
                                                                (in thousands, except per share data)
BALANCE SHEET DATA:

     Cash and cash equivalent                    $  11,359            $  4,774         $  2,599            $  993
     Working capital                                23,468               5,119            2,467               858
     Total assets                                   33,297               7,800            2,917             1,048
     Total stockholders equity                      30,782               6,325            2,727               890

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since commencing operations in April 1993, ArthroCare Corporation has primarily engaged in the design, development, clinical testing, manufacturing and sale of its Arthroscopic System. The Arthroscopic System consists of a disposable, bipolar ArthroWand, a radio frequency controller that powers the ArthroWand and a cable that connects the ArthroWand to the controller. The ArthroWand ablates (removes) soft tissue with minimal damage to surrounding healthy tissue, and simultaneously achieves hemostasis (sealing of small bleeding vessels).

         The Company has a limited history of operations. The Company received clearance of its 510(k) premarket notification from the FDA in March 1995 to market its Arthroscopic System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The Company has since received clearance for use in the wrist and hip. In December 1995, the Company commercially introduced its Arthroscopic System through a network of distributors in the United States. The Company's strategy includes placing controllers with arthroscopic surgeons that are intended to generate future wand revenues. The Company believes that if it places controllers with arthroscopic surgeons, the controllers will be used by the surgeons and that the continued use of the controllers will generate future wand sales. The Company's long term strategy includes applying its proprietary platform technology to a range of other soft tissue surgical procedures in the fields of urology, dermatology, dental surgery, and gynecology. In that regard, the Company has received 510(k) clearance for use of its technology in the field of urology and dental surgery, and the Company is continuing to work with the FDA to obtain 510(k) clearance for use of its technology in the field of dermatology and gynecology. There can be no assurance that the Company's 510(k) applications for its dermatology and gynecology systems under development will be cleared by the FDA on a timely basis, if at all, or that the products, if cleared for marketing, will ever achieve commercial acceptance. See "Business--Research and Development", "--Marketing and Sales" and "--Government Regulation."

         This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events or results may differ significantly as a result of the factors described herein and in the documents incorporated herein by reference including, in particular, those factors described under "Business" and those factors described under "Additional Risk Factors."

RESULTS OF OPERATIONS

Overview

         The year ended December 28, 1996 was the Company's first full year of product shipments. The Company was in its development stage during the comparable years ended December 31, 1995 and December 31, 1994.


Revenues

         Revenues for the year ended December 28, 1996 were $6.0 million. The Company was in its development stage during 1995 and 1994 and first shipped its Arthroscopic System in December 1995. Revenues for the year ended December 31, 1995 were $0.2 million and there were no revenues in the year ended December 31, 1994. The Company's strategy is to increase the installed base of controllers by offering aggressive promotional programs which bundle heavily discounted controllers with volume wand sales or sales commitments. While this strategy has adversely impacted controller revenue and gross margins, the installed base of controllers has grown to over 580 units including over 370 controllers placed with doctors and hospitals. This installed base of controllers generated sales of over 40,000 wands in 1996. The Company expects to continue offering these promotional programs to keep the installed base of controllers growing.

         During the first quarter of 1996, controller placements were heavily weighted toward dealers as they bought initial stocking inventory. From quarter to quarter, the percentage of doctor and hospital placements of controllers increased due in part to dealer demonstrations and promotional programs. The Company expects placements of controllers with doctors and hospitals to remain high as a percentage of overall placements in the future.

         In each quarter of 1996, wand revenue increased as a percentage of total revenue due to the growing installed base of controllers and related wand purchases. For the year ended December 28, 1996, the revenue mix was approximately 80% wand revenue and 20% controller revenue. The Company expects wand sales to remain the primary component of revenues in the future.

         The Company believes that, in its first full year of product shipment, it has penetrated over 2% of the arthroscopic surgical tools market in the United States. The Company also believes that approximately two-thirds of the Company's wand revenue is being generated by wands purchased for use in shoulder procedures. While the Company believes that shoulder procedures are the fastest growing segment of the arthroscopic market, knee procedures represent the largest segment of arthroscopic surgery in terms of the absolute number of procedures. Accordingly, in order to achieve increasing wand sales over time, the Company needs to increase wand sales for knee procedures. During the year, the Company introduced additional wand styles designed to be used in both knee and shoulder arthroscopic procedures which are intended to increase wand sales. There can be no assurance that those wand styles will be adopted by doctors.

         Overall, wands sold at or near list price during the year. Average selling price (ASP) was somewhat higher in the second half of the year than in the first half due to the large number of wands sold to dealers at discounts in the first and second quarters of the year as dealers stocked initial inventory. However, the Company does not expect wand ASP to continue to increase.

         Controller ASP was negatively impacted by promotional programs which discount controller prices when packaged with volume wand purchases or purchase commitments. The Company expects to continue these promotional programs as a strategy to increase controller placements which could result in increased wand sales.

         The Company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue. See "Business--ArthroCare's Solution: The ArthroCare ArthroScopic System" and "--Marketing and Sales."

Cost of Sales

         Cost of sales was $5.2 million, or 87% of revenues for the year ended December 28, 1996. The Company was in its development stage during 1995 and 1994 and first shipped its Arthroscopic System in December 1995. Cost of sales for year ended December 31, 1995 was $0.4 million, or 205% of revenues. There was no cost of sales in 1994 since there were no sales.

         Gross margins improved each quarter throughout the year, although controller promotional programs had an offsetting affect on gross margins. The Company believes that if its promotional programs maintain the same or higher number of wands bundled with a discounted controller, and if the demand for the disposable wands increases over a growing installed base of controllers, then the cost of sales will continue to decrease as a percentage of revenue and gross margins will increase. However, there can be no assurance the Company will be successful in maintaining the mix of wands to discounted controllers in its promotional programs or increasing demand for its disposable wands. See "Additional Risk Factors--History of Losses; Fluctuations in Operating Results; Substantial Losses Expected to Continue."

Operating Expenses:

         Research and development expense, which includes expenditures for regulatory compliance and quality assurance, decreased to $3.8 million in the year ended December 28, 1996 as compared to $4.0 million in the year ended December 31, 1995. The decrease is due to the inclusion of manufacturing startup costs in the year ended December 31, 1995 when the Company was in its development stage. Research and development expense increased from $2.1 million for the year ended December 31, 1994 to $4.0 million for the year ended December 31, 1995 due primarily to costs associated with additional product research, prototype development, patent preparation and filing, increased facility requirements, and additional costs associated with the Company's increased regulatory and clinical personnel. The Company acquired Thapliyal & Eggers Partners in March 1995, resulting in a non-recurring charge for acquired technology of $260,000.

         The Company believes that continued investment in its platform technology is essential if it is to maintain its competitive position. The Company expects to continue to make substantial expenditures on new product development, regulatory affairs, clinical studies, and to increase research and development spending. See "Business--Competition."

         Sales and marketing expense increased substantially to $3.6 million in the year ended December 28, 1996 from $1.4 million in the year ended December 31, 1995 when the Company was in its development stage. The increase was primarily due to dealer commissions, and promotional, demonstration, and sample expenses. There were no sales and marketing expenses for the year ended December 31, 1994. In the year ended December 31, 1995 the Company hired sales and marketing personnel and expended $1.4 million on sales and marketing. The Company currently anticipates that sales and marketing spending will continue to increase due to dealer commissions, promotional, demonstration and sample expenses, and additional investment in sales, marketing and support staff necessary to market its products.

         General and administrative expense doubled to $2.6 million for the year ended December 28, 1996 from $1.3 million for the year ended December 31, 1995 due to additional staffing including management personnel, the increased cost of being a public company, business development activities, and consulting fees and expenses necessary to expand the corporate infrastructure. In the prior year, general and administrative expenses increased to $1.3 million for the year ended December 31, 1995 from $128,000 for the year ended December 31, 1994 due to the Company's move to a new and larger facility in 1995, establishing the Company's administrative infrastructure and costs related to the hiring of additional personnel. The Company expects that general and administrative expenses will continue to increase as the Company further expands its staffing and other support operations.

Interest and Other Income

         Net interest income increased to $1.5 million for the year ended December 28, 1996 from $219,000 in the prior year ended December 31, 1995 due to interest received on the investment of the proceeds of the 1996 initial public offering of the Company's Common Stock. At the end of 1996 the Company had $29.3 million in cash, cash equivalents, and available-for-sale securities which include long term available-for-sale securities. In the year ended December 31, 1995, interest income increased to $219,000 from $126,000 for the year ended December 31, 1994. The increase is due to interest received on a higher level of cash and cash equivalents resulting from the sale of additional shares of the Company's Preferred Stock during 1995. The Company expects that interest income will decrease as the Company reduces its investments to meet the cash needs of the business.

Net Loss

         Net loss was $7.7 million for the year ended December 28, 1996 compared to $7.0 million in the year ended December 31, 1995. The increased loss is due to higher operating expenses resulting from increased business activity including product development, manufacturing ramp-up, dealer commissions, sales and marketing expenses necessary to promote the product and building the corporate infrastructure. The higher operating expense was partially offset by a positive gross margin and higher interest and other income.

         The net loss of $7.0 million for the year ended December 31, 1995 increased from $2.1 million net loss for the year ended December 31, 1994. The increased loss is due to losses on the initial sales of the Company's product and a significant increase in operating expense resulting from a higher research and development necessary to bring the product to market, building the manufacturing capacity, establishing a sales and marketing organization, the Company's move to a new and larger facility in 1995, establishing the Company's administrative infrastructure and costs related to the hiring of additional personnel. The Company expects the net losses to continue and possibly increase since operating expense increases may not be offset by increased sales at improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES

         At December 28, 1996, the Company had $23.5 million in working capital and its principal sources of liquidity consisted of $29.3 million in cash, cash equivalents, and available-for-sale securities which include long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. The available-for-sale securities consist mainly of bank notes, commercial paper, corporate bonds, foreign debt securities rated A1/P1, A1/A or better and U.S. government securities.

         The Company's cash used in operations decreased slightly to $6.4 million for the year ended December 28, 1996 from $6.6 million for the year ended December 31, 1995 reflecting higher accounts receivable, net loss, and inventory at the end of 1996, offset by higher accrued compensation, accounts payable and financial reporting expenses, and lower prepayments to a supplier of the Company's inventory. Cash used in operations during the year ended December 31, 1995 increased to $6.6 million dollars from $2.1 million for the year ended December 31, 1994, reflecting expenditures made primarily to increase research and development, to form a marketing and sales organization, to support the administrative infrastructure, to expand to a 22,000 square foot facility and to begin building product inventory.

         Accounts receivable increased to $1.3 million as of December 28, 1996 from $212,000 as of December 31, 1995, due to the increased selling activities. The Company began commercial delivery of its product in December 1995. There were no accounts receivable as of December 31, 1994.

         Inventories increased to $759,000 as of December 28, 1996 as compared to $516,000 as of December 31, 1995 due to the higher level of product sales activity in 1996. Inventory built during 1995 was primarily due to the Company's purchase of controller units and cables from its subcontractors and to the buildup of inventory of ArthroWands in anticipation of the commercial launch in December 1995. There was no inventory as of December 31, 1994. The Company expects future inventory levels to grow both in absolute value and as a percentage of sales.

         Net property and equipment increased to $ 1.5 million as of December 28, 1996 from $1.1 million as of December 31, 1995 primarily due to purchases of computer equipment, manufacturing equipment and machinery, and office equipment. During 1996, the Company upgraded its computer network and made other acquisitions necessary to support its manufacturing, research and development, sales and administrative activities. Net property and equipment increased $900,000 during 1995 to $1.1 million as of December 31, 1995, primarily due to a $475,000 increase in manufacturing equipment and machinery and office equipment. During this period, the Company installed the necessary software and hardware systems to support its operations. In 1997, the Company has planned but not committed to approximately $1.3 million in capital expenditures.

         The Company plans to finance its capital needs principally from cash, cash equivalents, and available-for-sale securities which include long term available-for-sale securities and related interest, existing capital resources and to the extent available, lines of credit. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that its current cash, cash equivalents and available-for-sale securities, together with interest thereon and the Company's existing capital resources, will be sufficient to fund its operations at least through fiscal 1998. The Company's future liquidity and capital requirements will depend on numerous factors including the Company's success of commercializing the Arthroscopic System, the ability of the Company's suppliers to continue to meet the demands of the Company at current prices, obtaining and enforcing patents important to the Company's business, the status of regulatory approvals and competition. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Certain information required by this Item is included in Item 6 of
Part II of this Report and is incorporated herein by reference. All other information required by this Item is included on pages 34 to 51 in Item 14 of
Part IV of this Report and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


Item 10.          EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         Information regarding the Directors of the Company is incorporated by reference from the information set forth under the caption "Proposal No. 1:
Election of Directors" in the Proxy Statement. Information regarding the executive officers of the Company is incorporated by reference from the information set forth under the caption "Executive Officers of the Company" at the end of Part I of this report. Information with respect to Directors and Officers of the Company required by Item 405 of Regulation S-K is incorporated herein by reference from information set forth under the caption "Filing of Reports by Directors and Officers" in the Proxy Statement.


Item 11.          EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Executive Compensation."


Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Share Ownership of Directors, Officers and Certain Beneficial Owners."


Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Certain Transactions."


Item 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
                  8-K

(a)      The following documents are filed as part of this Report.

                                                                            Page
             1.  FINANCIAL STATEMENTS.  The following financial statements of the Company and the Report of Independent Accountants, are included in Part IV of this report on the pages indicated.
    Report of Independent Accountants..................................      34
    Balance Sheets as of December 28, 1996 and December 31, 1995.......      35
    Statements of Operations for the years ended December 28, 1996,
    and December 31, 1995, and 1994....................................      36

             Statements of Stockholders' Equity for the years ended December
             28, 1996 and December 31, 1995, and 1994.......................  37
             Statements of Cash Flows for the years ended December 28, 1996 and December 31, 1995, and 1994................................  38
             Notes to Financial Statements..................................  39

         2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of the Company as of and for the years ended December 31, 1996 and 1995, and the Report of Independent Accountants on Financial Statements Schedule (page) are included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the Company.

      SCHEDULE                    TITLE                                    PAGE

      II           Valuation and Qualifying Accounts....................... 51
             Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

         3.  EXHIBITS (in accordance with Item 601 of Regulation S-K).

             3.2*         Certificate of Incorporation of the Registrant.

             3.3*         Bylaws of the Registrant.

             4.1*         Specimen Common Stock Certificate.

             10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

             10.2* Incentive Stock Plan and form of Stock Option Agreement thereunder.

             10.3* Director Option Plan and form of Director Stock Option Agreement thereunder.

             10.4* Employee Stock Purchase Plan and forms of agreements thereunder.

             10.5*        Form of Exclusive Distribution Agreement.

             10.6*        Form of Exclusive Sales Representative Agreement.

             10.7* Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto.

             10.8* Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto.

             10.9*+ Development and Supply Agreement, dated March 1, 1994, between the Registrant and SeaMed Corporation.

             10.10* Lease Agreement, dated September 15, 1994, between the Registrant and The Arrillaga Foundation and the Peery Foundation for the Company's facility located at 595 North Pastoria Avenue, Sunnyvale, California 94086.

             10.11 Employment Letter Agreement, dated October 21, 1994, between the Registrant and Allan Weinstein and amendment thereto.

             10.12* Purchase Assistance Promissory Note, dated January 19, 1995, between the Registrant and Allan Weinstein.

             10.13* Sublease Agreement, dated February 1, 1995, between the Registrant and Guided Medical Systems, Inc. for the Company's former facility at 453 Ravendale Drive, Mountain View, California, 94043.

             10.14* Mortgage Assistance Promissory Note Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.

             10.15* Restricted Stock Purchase and Security Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.

             10.16* Employment Letter Agreement, dated July 18, 1995, between the Registrant and Robert T. Hagan.

             10.17* Restricted Stock Purchase and Security Agreement, dated August 1, 1995, between the Registrant and Robert T. Hagan.

             10.18* Employment Letter Agreement, dated September 3, 1995, between the Registrant and A. Larry Tannenbaum.

             10.19*+ Radiation Services Agreement, dated September 13, 1995, between the Registrant and SteriGenics International.

             10.20* Amended and Restated Stockholder Rights Agreement, dated October 16, 1995, between the Registrant and certain holders of the Company's securities.

             10.21* Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant.

             10.22** Preferred Shares Rights Agreement, dated November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A.

             11.1         Calculation of net loss per share.

             23.1* Consent of Coopers & Lybrand L.L.P., Independent Public Accountants.

             24.1*        Power of Attorney (See "Power of Attorney").

             27.1         Financial Data Schedule.



----------
* Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 33-80453).

** Previously filed as Exhibit 5 to Registration Statement on Form 8-A (Registration No. 000- 27422) and incorporated herein by reference.

+     Confidential treatment granted.

         Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto incorporated by reference herein.

                             ARTHROCARE CORPORATION



                              FINANCIAL STATEMENTS

                  AS OF DECEMBER 28, 1996 AND DECEMBER 31, 1995
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 28, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
ArthroCare Corporation:

We have audited the accompanying balance sheets of ArthroCare Corporation as of December 28, 1996 and December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ArthroCare Corporation as of December 28, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.



/s/ COOPERS & LYBRAND L.L.P.

San Jose, California
February 28, 1997

                             ARTHROCARE CORPORATION
                                 BALANCE SHEETS
                      (in thousands, except per share data)

                                                                  December 28,   December 31,
                                                                       1996           1995
                                                                  ------------   ------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                        $     11,359   $      4,774
 Available-for-sale securities                                          12,281              -
 Accounts receivable, net                                                1,251            212
 Inventories                                                               759            516
 Prepaid expenses and other current assets                                 155            891
                                                                  ------------   ------------
   Total current assets                                                 25,805          6,393
Available-for-sale securities                                            5,641              -
Property and equipment, net                                              1,484          1,135
Related party receivables                                                  298            223
Other                                                                       69             49
                                                                  ------------   ------------
   Total assets                                                   $     33,297   $      7,800
                                                                  ============   ============
                                   LIABILITIES
Current liabilities:
 Accounts payable:
   Trade                                                              $  1,001       $    732
   Related parties                                                          54             35
 Accrued liabilities                                                     1,245            472
 Capital lease obligation, current portion                                  37             35
                                                                  ------------   ------------
   Total current liabilities                                             2,337          1,274
Capital lease obligation, less current portion                              21             53
Deferred rent                                                              157            148
                                                                  ------------   ------------
   Total liabilities                                                     2,515          1,475
                                                                  ------------   ------------
Commitments (Note 8).
                              STOCKHOLDERS' EQUITY
Convertible preferred stock, par value $0.001:
 Authorized:  5,000 shares in 1996 and 8,945 shares in 1995;
 Series A:
  Issued and outstanding:  none in 1996 and 1,856 shares in                                 2
  1995;
  (Liquidation preference:  none in 1996 and $1,763 in 1995)
 Series B:
  Issued and outstanding:  none in 1996 and 2,500 shares in                                 3
  1995;
  (Liquidation preference:  none in 1996 and $4,000 in 1995)
 Series C:
  Issued and outstanding:   none in 1996 and 2,923 shares in                                3
  1995;
  (Liquidation preference:  none in 1996 and $5,845 in 1995)
 Series D:
  Issued and outstanding:   none in 1996 and 1,667 shares in                                1
  1995;
  (Liquidation preference:  none in 1996 and $4,197 in 1995)
 Common stock, par value $0.001:
  Authorized:  20,000 shares;
  Issued and outstanding:  8,778 shares in 1996 and 1,793                    9              2
  shares in 1995
Additional paid in capital                                              48,862         16,869
Notes receivable from stockholder                                          (92)           (92)
Deferred compensation                                                     (388)          (550)
Unrealized gain on available-for-sale securities                             9              -
Accumulated deficit                                                    (17,618)        (9,913)
                                                                  ------------   ------------
  Total stockholders' equity                                            30,782          6,325
                                                                  ------------   ------------
    Total liabilities and stockholders' equity                    $     33,297   $      7,800
                                                                  ============   ============


   The accompanying notes are an integral part of these financial statements.

                             ARTHROCARE CORPORATION
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                    YEAR ENDED             YEAR ENDED
                                                   DECEMBER 28,           DECEMBER 31,
                                                       1996           1995           1994
                                                     -------        -------        -------
Net sales                                            $ 6,022        $   218

Cost of sales                                          5,242            447
                                                     -------        -------
     Gross profit (loss)                                 780           (229)
                                                     -------        -------
Costs and expenses:
  Research and development                             3,772          4,009        $ 2,119
  Sales and marketing                                  3,635          1,351
  General and administrative                           2,582          1,320            128
  Non-recurring charge for acquired technology                          260
                                                     -------        -------        -------
     Total operating expenses                          9,989          6,940          2,247
                                                     -------        -------        -------
       Loss from operations                           (9,209)        (7,169)        (2,247)
Interest income                                        1,514            219            126
Other expense                                             (9)
                                                     -------        -------        -------
Net loss before provision for income taxes            (7,704)        (6,950)        (2,121)
Provision for income taxes                                (1)            --             --
                                                     -------        -------        -------
       Net loss                                      $(7,705)       $(6,950)       $(2,121)
                                                     =======        =======        =======
Net loss per share                                   $ (0.94)       $ (1.00)       $ (0.33)
                                                     =======        =======        =======
Shares used in computing net loss per share            8,236          6,929          6,415
                                                     =======        =======        =======




   The accompanying notes are an integral part of these financial statements.

                             ARTHROCARE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
       for the years ended December 28, 1996, December 31, 1995 and 1994

                                                                               PREFERRED STOCK                 COMMON STOCK
                                                                         --------------------------    -----------------------------
                                                                           SHARES         AMOUNT        SHARES             AMOUNT
                                                                         ----------    ------------    ---------        ------------
BALANCES, DECEMBER 31, 1993                                               1,856,127    $      1,856    1,176,475        $      1,177

  Issuance of Series B preferred stock for cash at $1.60 per share in
  January 1994, net of issuance costs of $43,841                          2,500,000           2,500

  Proceeds from exercise of options to purchase common stock at
  $0.20 in December 1994                                                                                   7,500                   8

  Issuance of common stock under a restricted stock purchase
  agreement at $0.32 in December 1994                                                                      2,500                   2

     Net loss
                                                                         ----------    ------------    ---------        ------------

BALANCES, DECEMBER 31, 1994                                               4,356,127           4,356    1,186,475               1,187

  Issuance of Series C preferred stock for cash at $2.00 per share in
  March and June 1995, net of issuance costs of $17,223                   2,922,500           2,923

  Issuance of notes receivable in exchange for exercise of options to purchase common stock at $0.32 per share in February 1995 and
  $0.80 per share in August 1995                                                                         190,000                 190

  Issuance of common stock at $0.40 per share in exchange for
  intellectual property rights in March 1995                                                             400,000                 400

  Proceeds from exercise of options to purchase common stock at
  $0.32 per share in April 1995                                                                            1,250                   1

  Proceeds from exercise of options to purchase common stock at
  $1.60 per share in October 1995                                                                         15,000                  15

  Issuance of Series D preferred stock for cash at $3.00 per share in
  October 1995, net of issuance costs of $7,076                           1,399,109           1,399

  Repayment of note receivable from stockholder in November 1995

  Deferred compensation related to grants of stock options

  Amortization of deferred compensation

     Net loss
                                                                         ----------    ------------    ---------        ------------

BALANCES, DECEMBER 31, 1995                                               8,677,736           8,678    1,792,725               1,793

  Issuance of common stock through:

     Initial public offering at $14.00 per share in February 1996, net
     of issuance costs of $3,563,209                                                                   2,530,000               2,530

     Conversion of preferred shares in connection with initial public
     offering in February 1996                                           (8,677,736)         (8,678)   4,338,868               4,338

     Exercise of stock options                                                                           106,650                 106

     Exercise of purchase rights                                                                          10,101                  10

  Deferred compensation related to issuance of common stock and grants of stock options

  Amortization of deferred compensation

  Unrealized gain on available-for-sale securities

  Net loss
                                                                         ----------    ------------    ---------        ------------

BALANCES, DECEMBER 28, 1996                                                      --    $         --    8,778,344        $      8,777
                                                                         ==========    ============    =========        ============

                                                                                            NOTES
                                                                           ADDITIONAL    RECEIVABLE
                                                                            PAID-IN         FROM          DEFERRED       UNREALIZED
                                                                            CAPITAL      STOCKHOLDER    COMPENSATION        GAIN
                                                                         ------------   ------------    ------------    ------------
BALANCES, DECEMBER 31, 1993                                              $  1,728,960

  Issuance of Series B preferred stock for cash at $1.60 per share in
  January 1994, net of issuance costs of $43,841                            3,953,659

  Proceeds from exercise of options to purchase common stock at
  $0.20 in December 1994                                                        1,492

  Issuance of common stock under a restricted stock purchase
  agreement at $0.32 in December 1994                                             798

     Net loss
                                                                         ------------

BALANCES, DECEMBER 31, 1994                                                 5,684,909

  Issuance of Series C preferred stock for cash at $2.00 per share in
  March and June 1995, net of issuance costs of $17,223                     5,824,854

  Issuance of notes receivable in exchange for exercise of options to purchase common stock at $0.32 per share in February 1995 and
  $0.80 per share in August 1995                                              103,810   $   (104,000)

  Issuance of common stock at $0.40 per share in exchange for
  intellectual property rights in March 1995                                  159,600

  Proceeds from exercise of options to purchase common stock at
  $0.32 per share in April 1995                                                   399

  Proceeds from exercise of options to purchase common stock at
  $1.60 per share in October 1995                                              23,985

  Issuance of Series D preferred stock for cash at $3.00 per share in
  October 1995, net of issuance costs of $7,076                             4,188,852

  Repayment of note receivable from stockholder in November 1995                              12,000

  Deferred compensation related to grants of stock options                    882,280                   $   (882,280)

  Amortization of deferred compensation                                                                      332,673

     Net loss
                                                                         ------------   ------------    ------------

BALANCES, DECEMBER 31, 1995                                                16,868,689        (92,000)       (549,607)

  Issuance of common stock through:

     Initial public offering at $14.00 per share in February 1996, net
     of issuance costs of $3,563,209                                       31,854,261

     Conversion of preferred shares in connection with initial public
     offering in February 1996                                                  4,340

     Exercise of stock options                                                 63,524

     Exercise of purchase rights                                               66,059

  Deferred compensation related to issuance of common stock and
  grants of stock options                                                       5,271                       (5,271)

  Amortization of deferred compensation                                                                    166,841
  Unrealized gain on available-for-sale securities
                                                                                                                        $      8,674
  Net loss
                                                                         ------------   ------------    ------------    ------------

BALANCES, DECEMBER 28, 1996                                              $ 48,862,144   $    (92,000)   $   (388,037)   $      8,674
                                                                         ============   ============    ============    ============

                                                                                                TOTAL
                                                                             ACCUMULATED    STOCKHOLDERS'
                                                                               DEFICIT         EQUITY
                                                                            ------------    ------------
BALANCES, DECEMBER 31, 1993                                                 $   (841,829)   $    890,164

  Issuance of Series B preferred stock for cash at $1.60 per share in
  January 1994, net of issuance costs of $43,841                                               3,956,159

  Proceeds from exercise of options to purchase common stock at
  $0.20 in December 1994                                                                           1,500

  Issuance of common stock under a restricted stock purchase
  agreement at $0.32 in December 1994                                                                800

     Net loss                                                                 (2,121,197)     (2,121,197)
                                                                            ------------    ------------

BALANCES, DECEMBER 31, 1994                                                   (2,963,026)      2,727,426

  Issuance of Series C preferred stock for cash at $2.00 per share in
  March and June 1995, net of issuance costs of $17,223                                        5,827,777

  Issuance of notes receivable in exchange for exercise of options to purchase common stock at $0.32 per share in February 1995 and
  $0.80 per share in August 1995                                                                      --

  Issuance of common stock at $0.40 per share in exchange for
  intellectual property rights in March 1995                                                     160,000

  Proceeds from exercise of options to purchase common stock at
  $0.32 per share in April 1995                                                                      400

  Proceeds from exercise of options to purchase common stock at
  $1.60 per share in October 1995                                                                 24,000

  Issuance of Series D preferred stock for cash at $3.00 per share in
  October 1995, net of issuance costs of $7,076                                                4,190,251

  Repayment of note receivable from stockholder in November 1995                                  12,000

  Deferred compensation related to grants of stock options                                            --

  Amortization of deferred compensation                                                          332,673

     Net loss                                                                 (6,949,970)     (6,949,970)
                                                                            ------------    ------------

BALANCES, DECEMBER 31, 1995                                                   (9,912,996)      6,324,557

  Issuance of common stock through:

     Initial public offering at $14.00 per share in February 1996, net
     of issuance costs of $3,563,209                                                          31,856,791

     Conversion of preferred shares in connection with initial public offering in February 1996

     Exercise of stock options                                                                    63,630

     Exercise of purchase rights                                                                  66,069

  Deferred compensation related to issuance of common stock and
  grants of stock options                                                                             --

  Amortization of deferred compensation                                                          166,841

  Unrealized gain on available-for-sale securities                                                 8,674

  Net loss                                                                    (7,704,759)     (7,704,759)
                                                                            ------------    ------------

BALANCES, DECEMBER 28, 1996                                                 $(17,617,755)   $(30,781,803)
                                                                            ============    ============

                             ARTHROCARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    YEAR ENDED               YEAR ENDED
                                                                                   DECEMBER 28,             DECEMBER 31,
                                                                                       1996             1995             1994
                                                                                    ---------        ---------        ---------
Cash flows from operating activities:
  Net loss                                                                          $  (7,704)       $  (6,950)       $  (2,121)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Non-recurring charge for acquired technology                                                          260
     Amortization of deferred compensation                                                166              333
     Depreciation and amortization                                                        370              173               28
     Write off of property and equipment                                                  309
     Provision for doubtful accounts receivable and product returns                       313                5
     Provision for excess and obsolete inventories                                         50               50
     Deferred rent                                                                          9              136                6
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (1,352)            (217)
       Inventory                                                                         (293)            (566)
       Prepaid expenses and other current assets                                          736             (860)               2
       Accounts payable                                                                   288              647              (13)
       Accrued liabilities                                                                772              437               21
       Change in other assets                                                             (20)             (37)              (6)
                                                                                    ---------        ---------        ---------
          Net cash used in operating activities                                        (6,356)          (6,589)          (2,083)
                                                                                    ---------        ---------        ---------

Cash flows from investing activities:
  Purchases of property and equipment                                                  (1,028)            (920)            (248)
  Purchase of available-for-sale securities                                          (189,648)          (2,500)
  Sales or maturities of available-for-sale securities                                171,735            2,500
  Purchase of intellectual property rights                                                                (100)
                                                                                    ---------        ---------        ---------
          Net cash used in investing activities                                       (18,941)          (1,020)            (248)
                                                                                    ---------        ---------        ---------
Cash flows from financing activities:
  Issuance of notes receivable to related parties                                         (75)            (223)
  Repayment of capital leases                                                             (29)             (47)              (1)
  Repayment of note receivable from stockholder                                                             12
  Proceeds from issuance of common and preferred stock, net of issuance costs          31,923           10,018            3,956
  Proceeds from exercise of options to purchase common stock                               63               24                2
                                                                                    ---------        ---------        ---------
          Net cash provided by financing activities                                    31,882            9,784            3,957
                                                                                    ---------        ---------        ---------

Net increase in cash and cash equivalents                                               6,585            2,175            1,626

Cash and cash equivalents, beginning of period                                          4,774            2,599              973
                                                                                    ---------        ---------        ---------

Cash and cash equivalents, end of period                                            $  11,359        $   4,774        $   2,599
                                                                                    =========        =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
            Additions to property and equipment acquired under capital lease                         $     113        $      20
            Common stock issued for note receivable                                                  $     104
            Common stock issued in exchange for intellectual property rights                         $     160
            Conversion of preferred stock to common stock in connection
              with the Company's initial public offering                                             $  15,705

   The accompanying notes are an integral part of these financial statements.

                             ARTHROCARE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.       Formation and Business of the Company:

         ArthroCare Corporation, referred to hereafter as the Company, was incorporated on April 29, 1993. The Company designs, develops, manufactures and markets medical devices for use in arthroscopic and orthopedic procedures. The Company's principal operations commenced in August 1995, at which time it emerged from the development stage.

         On November 22, 1995, the Company was reincorporated in the state of Delaware with the associated exchange of shares of each class and series of stock of the predecessor company for one share of each identical class and series of stock of the Delaware successor company having a par value of $0.001 per share for both common stock and preferred stock.

         The Company sold 2,530,000 shares of common stock (including 330,000 shares from the exercise of the underwriter's overallotment option) at $14.00 per share through an initial public offering in February 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled $31,856,791. Upon completion of the offering, all outstanding shares of preferred stock (a total of 8,677,736 shares) were converted into shares of common stock on a one-for-two basis.

         In the course of its development activities, the Company has sustained operating losses and expects such losses to continue through December 31, 1997. The Company will finance its operations primarily through its cash, cash equivalents and available-for-sale securities, together with future revenues. There can be no assurance that the Company will not require additional funding and should this prove necessary, the Company may sell additional shares of its common or preferred stock through private placement or further public offerings.

2.       Summary of Significant Accounting Policies:

         STOCK SPLIT:

         On December 12, 1995, the Company effected a 1-for-2 reverse common stock split and a corresponding change in the preferred stock conversion ratios. All common stock data in the accompanying financial statements has been retroactively adjusted to reflect the reverse stock split.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES:

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

                             ARTHROCARE CORPORATION

2.       Summary of Significant Accounting Policies continued:

         The Company has classified its investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with associated premium or discount amortized to "investment income." The cost of securities sold is based upon the specific identification method.

         INVENTORIES:

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

         DEPRECIATION:

         Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized over their estimated useful lives, or the lease term, if shorter.

         REVENUE RECOGNITION:

         The Company recognizes revenue upon shipment of product to the customer, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain.

         RESEARCH AND DEVELOPMENT:

         Research and development costs are charged to operations as incurred.

         CONCENTRATION OF CREDIT RISK:

         The Company's cash and cash equivalents are maintained at four financial institutions. Deposits at these institutions may exceed the amount of insurance provided on such deposits.

         For accounts receivable, management of the Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts. As of December 28, 1996, no individual customer accounted for more than 10% of accounts receivable. As of December 31, 1995, one customer accounted for 17% gross accounts receivable.

         RISK AND UNCERTAINTIES:

         The Company's products require approvals from the Food and Drug Administration (FDA) and international regulatory agencies prior to the commencement of commercialized sales. There can be no assurance that the Company's products will receive any of these required approvals. If the Company was denied such approvals, or such approvals were delayed, it would have a materially adverse impact on the Company.

                             ARTHROCARE CORPORATION

2.       Summary of Significant Accounting Policies continued:

         INCOME TAXES:

         The Company accounts for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         NET LOSS PER SHARE:

         The net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued at prices below the public offering price during the 12 months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods prior to the initial filing date (using the treasury stock method and the initial public offering price).

3.       Available-For-Sale Securities:

         The following summarizes the Company's available-for-sale securities (in thousands):


                                                         GROSS          GROSS
                                         AMORTIZED     UNREALIZED     UNREALIZED      ACCRUED        MARKET
                                           COST          GAINS          LOSSES        INTEREST       VALUE
                                          -------       -------        -------        -------       -------
December 28, 1996:
U.S. government notes and bonds ...       $ 1,588       $     7                       $    42       $ 1,637
  Corporate notes and bonds .......        13,040            12        $   (10)           336        13,378
  Corporate equities ..............         2,900                                           7         2,907
                                          -------       -------        -------        -------       -------
                                          $17,528       $    19        $   (10)       $   385       $17,922
                                          =======       =======        =======        =======       =======


         Available-for-sale debt securities by contractual maturity at December 28, 1996 are shown below (in thousands):


                                                   AMORTIZED             MARKET
                                                     COST                 VALUE
                                                    -------              -------
Less than one year ...................              $14,628              $15,015
                                                    =======              =======

                             ARTHROCARE CORPORATION

4.       Inventories:

         Inventories comprise (in thousands):

                                                   DECEMBER 28,     DECEMBER 31,
                                                       1996             1995
                                                   ------------     ------------
Raw materials ................................         $345             $418
Work-in-process ..............................           32                2
Finished goods ...............................          382               96
                                                       ----             ----
         Total inventories ...................         $759             $516
                                                       ====             ====


5.       Prepaid Expenses and Other Current Assets:

         Prepaid expenses and other current assets comprise (in thousands):


                                                     DECEMBER 28,   DECEMBER 31,
                                                         1996           1995
                                                     ------------   ------------
Prepaid costs associated with initial
  public offering ................................                      $489
Advances to contract manufacturer ................                       213
Prepaid marketing expenses .......................                       137
Prepaid insurance ................................       $ 45
Prepaid rent .....................................         34
Other ............................................         76             52
                                                         ----           ----
                                                         $155           $891
                                                         ====           ====



6.       Property and Equipment:

         Property and equipment comprise (in thousands):


                                                  DECEMBER 28,      DECEMBER 31,
                                                      1996              1995
Office equipment ...........................        $   200           $   425
Computer equipment .........................            732               111
Machinery and equipment ....................          1,100               802
Leasehold improvements .....................             25
                                                    -------           -------
                                                      2,057             1,338
Less accumulated depreciation and
amortization ...............................           (573)             (203)
                                                    -------           -------
                                                    $ 1,484           $ 1,135
                                                    =======           =======

                             ARTHROCARE CORPORATION

6.       Property and Equipment continued:

         Equipment acquired under capital leases included in property and equipment above comprise:


                                                  DECEMBER 28,      DECEMBER 31,
                                                      1996              1995
                                                  ------------      ------------
                Machinery and equipment ....         $ 109             $ 112
                Less accumulated amortization ..       (54)              (24)
                                                     -----             -----
                                                     $  55             $  88
                                                     =====             =====


7.       Accrued Liabilities:

         Accrued liabilities comprise (in thousands):


                                                    DECEMBER 28,    DECEMBER 31,
                                                        1996            1995
                                                  ------------      ------------
                Accrued professional fees ......       $  163
                Accrued compensation ...........          777          $  280
                Accrued warranty ...............          123
                Accrued costs associated with initial
                     public offering ...........                          150
                Other ..........................          182              42
                                                       ------          ------
                                                       $1,245          $  472
                                                       ======          ======



8.       Commitments:

         CAPITAL LEASE:

         The Company leases certain of its office and computer equipment under capital lease agreements with finance companies which expire in November 1998. At December 28, 1996, future minimum payments under capital leases are as follows (in thousands):


                1997......................................         $47
                1998......................................          16
                                                                   ---
                Minimum lease payments....................          63
                Less amount representing interest.........          (5)
                                                                   ---
                Present value of minimum lease payments...          58
                Less current portion......................         (37)
                                                                   ---
                                                                   $21
                                                                   ===

                             ARTHROCARE CORPORATION

8.       Commitments, continued:

         OPERATING LEASES:

         The Company rents its office facilities under an operating lease which expires in February 2002.

         OPERATING LEASES:

         At December 28, 1996, total future minimum facility lease payments are as follows (in thousands):



                1997.....................................        $  281
                1998.....................................           328
                1999.....................................           341
                2000.....................................           354
                2001.....................................           367
                Thereafter...............................            62
                                                                 ------
                                                                 $1,733
                                                                 ======


         Rent expense for the years ended December 28, 1996, December 31, 1995 and 1994 was $345,000, $263,000 and $54,000, respectively.

         DEVELOPMENT AGREEMENT:

         On March 1, 1994, the Company entered into a three-year agreement with a contract manufacturer whereby the contract manufacturer would manufacture and sell electrosurgical device controllers to the Company. At December 28, 1996, the Company is required to make payments of approximately $1,389,000 to the contract manufacturer during 1997.

9.       Stockholders' Equity

         PREFERRED STOCK:

         Under the Company's Articles of Incorporation, the Company's preferred stock is issuable in series. At December 28, 1996, 5,000,000 shares of preferred stock are authorized and no preferred stock is issued and outstanding as the previously outstanding preferred stock was converted into common shares in connection with the Company's Initial Public Offering effective February 5, 1996.

         STOCK OPTION PLANS:

         In May 1993, the Company approved the 1993 Stock Plan (the Plan) under which the Board of Directors of the Company are authorized and directed to enter into stock option agreements with selected individuals. Options granted under the plan generally become exercisable 12/48 at the end of one year following date of grant and additional 1/48 of the shares shall become exercisable on the last day of each full calendar month thereafter until all of the shares have become exercisable.

                             ARTHROCARE CORPORATION

9.       Stockholders' Equity, continued:

         In August 1993, the Company revised the vesting of stock options granted to certain individuals. For these individuals, one-third of the total options granted are exercisable at the end of each full year following the date of grant until all options are exercisable or, alternatively, all options become exercisable upon final approval of the appropriate authorities of the Company's 510(k) application for the particular project for which the individual was responsible for directing.

         Activity under the Plan is as follows (in thousands, except per share data):


                                                          SHARES                     OUTSTANDING OPTIONS
                                                         AVAILABLE       ------------------------------------------
                                                            FOR           NUMBER          EXERCISE        AGGREGATE
                                                           GRANT         OF SHARES         PRICE            PRICE
                                                         ---------       ---------     -------------      ---------
                Balances, December 31, 1993 ......             1            135        $        0.20       $    27
                  Additional shares authorized ...           250
                  Stock granted ..................          (100)           100        $        0.32            32
                  Options granted ................           (41)            41        $        0.32            13
                  Options exercised ..............                           (8)       $        0.20            (1)
                  Options canceled ...............            15            (15)       $        0.20            (3)
                                                           -----           ----                            -------
                Balances, December 31, 1994 ......           125            253        $ 0.20-$ 0.32            68
                  Additional shares authorized ...         1,150
                  Stock purchased ................                         (100)       $        0.32           (32)
                  Options granted ................          (365)           365        $ 0.32-$ 9.00           885
                  Options exercised ..............                          (16)       $ 0.32-$ 1.60           (24)
                  Options canceled ...............             9             (9)       $ 0.32-$ 1.60            (5)
                                                           -----           ----                            -------
                Balances, December 31, 1995 ......           919            493        $ 0.20-$ 9.00           892
                  Options granted ................          (263)           262        $9.375-$24.25         3,291
                  Options exercised ..............                         (106)       $ 0.20-$ 5.00           (64)
                  Options canceled ...............            55            (55)       $ 0.20-$24.25          (221)
                                                           -----           ----                            -------
                Balances, December 28, 1996 ......           711            594        $ 0.20-$24.25       $ 3,898
                                                           =====           ====                            =======


         At December 28, 1996, 147,000 options had vested.

         In December 1995, the Company adopted the Director Option Plan and reserved 100,000 shares of common stock for issuance. As of December 28, 1996, no stock options had been granted under the Plan.

                             ARTHROCARE CORPORATION

9.       Stockholders' Equity, continued:

         In January 1995, pursuant to a restricted stock purchase agreement, 100,000 shares were purchased by an officer of the Company at $0.32 per share. The restricted stock purchase agreement contains provisions for the repurchase of common stock by the Company in the event of termination of employment during the four years following January 3, 1995. At December 28, 1996, 41,667 shares were subject to repurchase and will be released ratably over the following 25 months.

         In August 1995, 90,000 shares of common stock were purchased by an officer of the Company at $0.80 per share pursuant to a restricted stock purchase agreement. The restricted stock purchase agreement contains provisions for the repurchase of common stock by the Company in the event of termination of employment during the four years following the date of the Agreement. At December 28, 1996, 48,438 shares are subject to repurchase under this restricted stock purchase agreement and will be released ratably over the following 31 months.

         EMPLOYEE STOCK PURCHASE PLAN:

         In December 1995, the Company approved the Employee Stock Purchase Plan and reserved 150,000 shares of common stock for issuance under this plan. As of December 28, 1996, 10,101 shares of common stock have been sold under the Employee Stock Purchase Plan.

         In November 1996, the Board of Directors approved a Shareholders Rights Plan declaring a dividend distribution of one Preferred Share Purchase Right on each outstanding share of the Company's Common Stock. Each right will entitle stockholders to buy one-thousand of one share of the Company's Series A Participating Preferred Stock at an exercise price of $50. The Rights are designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive tactics to gain control of the Company without paying all stockholders the fair value of their shares, including a "control premium."

         STOCK-BASED COMPENSATION:

         The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Had compensation cost for the 1993 Plan, the Director Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 28, 1996 and December 31, 1995 would have been increased to the pro forma amounts indicated below (in thousands, except per share data):


                                                                        1996             1995
                                                                      ---------        ---------
                Net loss - as reported .......................        $   7,706        $   6,950
                Net loss - pro forma .........................        $   7,914        $   6,959
                Net loss per share - as reported .............        $    0.94        $    1.00
                Net loss per share - pro forma ...............        $    0.96        $    1.00

                             ARTHROCARE CORPORATION

9.    Stockholders' Equity, continued:

      The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following weighted average assumptions:


                Risk-free interest rate                                              5.32%-7.13%
                Expected life                                                            4 years
                Expected dividends                                                            --
                Expected volatility                                                          50%

         The options outstanding and currently exercisable by exercise price at December 28, 1996 are as follows (in thousands, except per share data):


                                                                                                OPTIONS CURRENTLY
                                       OPTIONS OUTSTANDING                                         EXERCISABLE
                ------------------------------------------------------------------         -----------------------------
                                                          WEIGHTED
                                                          AVERAGE         WEIGHTED                             WEIGHTED
                                                         REMAINING        AVERAGE                              AVERAGE
                     EXERCISE           NUMBER          CONTRACTUAL       EXERCISE           NUMBER            EXERCISE
                      PRICE           OUTSTANDING           LIFE           PRICE           EXERCISABLE           PRICE
                -----------------     -----------       ------------      --------         -----------         ---------
                      $0.20                43              6.409           $ 0.20              39               $0.20
                   $0.32-$0.40            101              8.252           $ 0.38              41               $0.38
                      $0.80                12              8.532           $ 0.80               4               $0.80
                      $1.60               121              8.659           $ 1.60              38               $1.60
                      $3.00                 5              8.748           $ 3.00               2               $3.00
                   $5.00-$6.00             11              8.881           $ 6.00               3               $6.00
                   $9.00-$11.00           240              9.552           $ 9.68              20               $9.44
                  $14.00-$19.75            32              9.742           $16.94              --                  --
                      $24.25               29              9.621           $24.25              --                  --

         Deferred compensation to be recognized as a result of stock options granted and common stock issued subject to repurchase provisions as of December 28, 1996 totals $887,551. Amortization of deferred compensation is generally over vesting periods of one to four years, with compensation expense recognized in the years ended December 28, 1996 and December 31, 1995 being $166,841 and $332,673, respectively. No deferred compensation expense was recognized in fiscal 1994.

10.      Related Parties:

         In connection with the formation of the Company, several of the founders and partnerships of the founders entered into a licensing agreement to facilitate patent transfers. As a result, the Company acquired an exclusive worldwide perpetual royalty-license, with right of sublicense, to make, use and sell products and use patent methods covered by the patent rights limited to surgical orthopedic and arthroscopic applications.

         Also in connection with its incorporation, the Company entered into a consulting agreement with a consulting and research firm, which is headed by one of the Company's founders. This consulting and research firm was contracted to perform research related to the development of a hand-held instrument used in arthroscopic procedures. Research and development costs incurred on this contract in 1996, 1995 and 1994 were approximately $456,000, $481,000 and $296,000, respectively.

                             ARTHROCARE CORPORATION

10.      Related Parties, continued:

         In January 1995, the Company loaned to an officer $120,000 pursuant to a provision in the officer's employment agreement. The resulting promissory note bears interest at the rate of 6% per annum and is due on the earlier of January 31, 1999 or termination of employment. At December 28, 1996, $134,000 of principal and interest was outstanding on this note. Also in February 1995, the Company agreed to loan this officer up to an additional $144,000. The loan will be made in $3,000 monthly increments. The resulting promissory note bears interest at the rate of 6% per annum and is due on the earlier of October 21, 1999 or termination of employment. At December 28, 1996, $73,000 of principal and interest was outstanding on this note.

         In December 1995, the Company loaned an employee $62,000 pursuant to a provision in the employee's employment agreement. The resulting promissory note bears interest at the rate of 6% per annum and is due on the earlier of July 24, 2000 or the termination of employment. The note also permits the Company to loan this employee up to an additional $34,000 in $2,000 monthly increments. The aforementioned note is secured by a pledge of this employee's option for 50,000 shares of the Company's common stock and any shares issued upon exercise of such options. At December 28, 1996, $91,000 of principal and interest was outstanding on this note.

         On March 31, 1995, the Company issued 400,000 shares of common stock for $0.40 per share and $100,000 cash in exchange for certain intellectual property rights of a related research firm headed by several of the Company's directors and co-founders. This transaction was accounted for as a non-recurring charge to operating expense.

11.      Income Taxes:

         At December 28, 1996, the Company has approximately $6,048,000 and $1,811,000 in federal and state net operating loss carryforwards, respectively which expire in the years 2009 through 2012.

         The Tax Reform Act of 1986 substantially changed the rates relative to net operating loss and tax credit carryforwards in the case of an "ownership change" of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

         Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):


                                                          DECEMBER 28,   DECEMBER 31,
                                                              1996           1995
                                                          ------------   ------------
Deferred tax assets:
      Net operating loss carryforwards ..............       $ 2,167        $ 2,025
      Capitalized research and development costs ....         3,036          1,004
      Capitalized start-up costs ....................           710            630
      Purchased patents .............................           104            104
      Research and development credit ...............           446            231
      Allowances and reserves .......................           699
      Other .........................................           130            214
Less:  valuation allowance                                   (7,292)        (4,208)
                                                            -------        -------

      Net deferred tax assets                               $    --        $    --
                                                            =======        =======

                             ARTHROCARE CORPORATION

         In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit may not realized from the asset in the future. The Company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit can not be realized in the future due to the Company's recurring operating losses. The Company's valuation allowance increased from $4,208,000 at December 31, 1995 to $7,292,000 at December 28, 1996.

12.      Employee Benefit Plan:

         The company maintains a Retirement Savings and Investment Plan (the 401(k) Plan) which covers substantially all employees. Eligible employees may make salary deferral (before tax) contributions up to a specified maximum. The Company, at its discretion, may make additional matching contributions on behalf of the participants in the 401(k) Plan. To date, the Company has not made any contributions to the 401(k) Plan.

                                                                    EXHIBIT 11.1

                             ARTHROCARE CORPORATION

                        COMPUTATION OF NET LOSS PER SHARE

                      (in thousands, except per share data)



                                                              YEAR ENDED
                                                     DECEMBER 28,     DECEMBER 31,    DECEMBER 31,
                                                         1996             1995           1994
                                                     ------------     ------------    -----------
Weighted average common shares
      outstanding for the period .............           5,119            3,812          3,298

Common equivalent shares pursuant to
      Staff Accounting Bulletin No. 83 .......           3,117            3,117          3,117

                                                       -------          -------        -------
Shares used in per share calculation .........           8,236            6,929          6,415
                                                       =======          =======        =======

Net loss .....................................         $(7,705)         $(6,950)       $(2,121)
                                                       =======          =======        =======

Net loss per share ...........................         $ (0.94)         $ (1.00)       $(0.33)
                                                       =======          =======        =======

                                 SCHEDULE II

                             ARTHROCARE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)



                       COLUMN A                             COLUMN      COLUMN      COLUMN     COLUMN
                                                              B           C           D          E

                                                                       ADDITIONS
                                                                        CHARGED
                                                          BALANCE AT    TO COSTS               BALANCE
                                                          BEGINNING       AND                 AT END OF
                                                          OF PERIOD     EXPENSES   DEDUCTION   PERIOD
                                                          ---------     --------   ---------   ------
YEAR ENDED DECEMBER 31, 1995:
   Deducted from asset accounts:
   Allowance for doubtful accounts and product returns       $ --         $  5       $ --       $  5
   Allowance for excess and obsolete inventory               $ --         $ 50       $ --       $ 50

YEAR ENDED DECEMBER 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts and product returns       $  5         $313       $ --       $318
   Allowance for excess and obsolete inventory               $ 50         $ 50       $ --       $100



                        REPORT OF INDEPENDENT ACCOUNTANTS

Our report on the financial statements of ArthroCare Corporation is included at page 43 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included at page [49] of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.

San Jose, California
February 28, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                              ARTHROCARE CORPORATION
                              a Delaware Corporation

                              By:  /s/  HIRA V. THAPLIYAL
                                   ---------------------------------------------
                                        HIRA V. THAPLIYAL
                                        President and Chief Executive Officer

                             Date:  March 27, 1997

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Hira V. Thapliyal and A. Larry Tannenbaum as his attorney-in-fact for him, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



          SIGNATURE                                     TITLE                             DATE
------------------------------     -----------------------------------------------   --------------
/s/  HIRA V. THAPLIYAL             President, Chief Executive Officer and Director    March 27, 1997
------------------------------     (Principal Executive Officer)
     Hira V. Thapliyal

/s/  A. LARRY TANNENBAUM           Chief Financial Officer and Assistant Secretary    March 27, 1997
------------------------------     (Principal Financial and Accounting Officer)
     A. Larry Tannenbaum

/s/  ANNETTE J. CAMPBELL-WHITE     Director                                           March 27, 1997
------------------------------
     Annette J. Campbell-White

/s/  PHILIP E. EGGERS              Director                                           March 27, 1997
------------------------------
     Philip E. Eggers

/s/  C. RAYMOND LARKIN, Jr.        Director                                           March 27, 1997
------------------------------
     C. Raymond Larkin, Jr.

/s/  JOHN S. LEWIS                 Director                                           March 27, 1997
------------------------------
     John S. Lewis

/s/  ROBERT R. MOMSEN              Director                                           March 27, 1997
------------------------------
     Robert R. Momsen

                             ARTHROCARE CORPORATION

                             Report on Form 10-K for
                        the year ended December 28, 1996


                               INDEX TO EXHIBITS*



EXHIBIT
NUMBER                                  EXHIBIT NAME
--------------------------------------------------------------------------------
 11.1      Calculation of net loss per share (see page 50).
 23.1      Consent of Coopers & Lybrand L.L.P., Independent Public Accountants.
 24.1      Power of Attorney (see page 52).
 27.1      Financial Data Schedule.


* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.