Form 10-Q
period 1997-03-29
ARTHROCARE CORP
filed 1997-05-12
CIK 1005010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 1997

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

The number of shares outstanding of the registrant's common stock as of April 26, 1997 was 8,794,112.

                             ARTHROCARE CORPORATION

                                      INDEX

                                                                                PAGE
                                                                                ----
PART 1:  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Condensed Balance Sheets as of March 29, 1997 and                      3
             December 28, 1996.

          Condensed Statements of Operations for the three
             months ended March 29, 1997 and March 30, 1996.                     4

          Condensed Statements of Cash Flows for the three months
             ended March 29, 1997 and March 30, 1996.                            5

          Notes to the Condensed Financial Statements                            6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           8-25

PART II:  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 26-28

SIGNATURE                                                                        29

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             ARTHROCARE CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                March 29,               December 28,
                 ASSETS                                           1997                      1996
                                                          -------------------        ------------------
                                                               (Unaudited)
Current assets
     Cash and cash equivalents                                    $ 17,851                  $ 11,359
     Available-for-sale securities                                   4,162                    12,281
     Accounts receivable, net                                        1,256                     1,251
     Inventory                                                         944                       759
     Prepaid expenses and other current assets                         127                       155
                                                                  --------                  --------
          Total current assets                                      24,340                    25,805

Property and equipment, net                                          1,466                     1,484
Related party receivables                                              310                       298
Available-for-sale securities                                        4,742                     5,641
Other assets                                                            63                        69
                                                                  --------                  --------

               Total assets                                       $ 30,921                  $ 33,297
                                                                  ========                  ========

               LIABILITIES

Current liabilities
     Accounts payable                                             $    900                  $  1,001
     Related party payables                                             49                        54
     Accrued liabilities                                             1,096                     1,245
     Capital lease obligation, current                                  37                        37
                                                                  --------                  --------
          Total current liabilities                                  2,082                     2,337

Capital lease obligation, net of current portion                         9                        21
Deferred rent                                                          162                       157
                                                                  --------                  --------
               Total liabilities                                     2,253                     2,515
                                                                  --------                  --------

          STOCKHOLDERS' EQUITY

Common stock                                                             9                         9
Additional paid in capital                                          48,882                    48,862
Notes receivable from stockholders                                     (92)                      (92)
Deferred compensation                                                 (349)                     (388)
Accumulated deficit                                                (19,785)                  (17,618)
Unrealized gain on investments                                           3                         9
                                                                  --------                  --------
     Total stockholders' equity                                     28,668                    30,782
                                                                  --------                  --------

          Total liabilities and stockholders' equity              $ 30,921                  $ 33,297
                                                                  ========                  ========



               The accompanying notes are an integral part of the
                       condensed financial statements

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                           Three months ended:
                                                  March 29,                  March 30,
                                                    1997                       1996
                                                -----------                -----------
                                                              (Unaudited)
Net sales                                       $     2,261                $     1,159

Cost of sales                                         1,679                      1,065
                                                -----------                -----------

Gross margin                                            582                         94
                                                -----------                -----------

Operating expenses:
     Research and development                           880                        864
     Sales and marketing                              1,365                        658
     General and administrative                         891                        576
                                                -----------                -----------
          Total operating expenses                    3,136                      2,098
                                                -----------                -----------

Loss from operations                                 (2,554)                    (2,004)

Interest and other income, net                          387                        261
                                                -----------                -----------

Net loss                                        $    (2,167)               $    (1,743)
                                                ===========                ===========

Net loss per share                              $     (0.25)               $     (0.25)
                                                ===========                ===========

Shares used in per share calculation              8,784,805                  6,856,086
                                                ===========                ===========


               The accompanying notes are an integral part of the
                       condensed financial statements

                     ARTHROCARE CORPORATION
               CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                                                               Three months ended:
                                                                          March 29,         March 30,
                                                                             1997              1996
                                                                         -----------       -----------
                                                                                  (Unaudited)
Cash flows from operating activities:
     Net loss                                                              $ (2,167)         $ (1,743)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                         147                77
          Write-off of property and equipment                                    --               187
          Amortization of deferred compensation                                  39                41
          Provision for doubtful accounts                                       252                19
          Provision for excess and obsolete inventory                           183                 5
          Deferred rent                                                           5                15
          Changes in operating assets and liabilities:
               Accounts receivable                                             (257)             (670)
               Related party receivables                                        (12)              (18)
               Inventory                                                       (368)             (632)
               Prepaid expenses and other current assets                         28               536
               Accounts payable                                                (105)              319
               Accrued liabilities                                             (150)              105
               Other assets                                                       6               (20)
                                                                           --------          --------
                    Net cash used in operating activities                    (2,399)           (1,779)
                                                                           --------          --------
Cash flows from investing activities:
     Purchases of property and equipment                                       (129)             (219)
     Net maturities (purchases) of available-for-sale securities              9,012            (9,863)
                                                                           --------          --------
                    Net cash provided by (used in) investing act              8,883           (10,082)

Cash flows from financing activities:
     Repayment of capital leases                                                (12)               (8)
     Proceeds from issuance of Common Stock                                      20            31,896
     Proceeds from exercise of options to purchase Common Stock            --------          --------
                    Net cash provided by financing activities                     8            31,888
                                                                           --------          --------
Net increase in cash and cash equivalents                                     6,492            20,027

Cash and cash equivalents, beginning of period                               11,359             4,774
                                                                           --------          --------
Cash and cash equivalents, end of period                                   $ 17,851          $ 24,801
                                                                           ========          ========

Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock on conversion of preferred stock             $      -          $ 15,704
     Net unrealized gain on avaliable-for-sale securities                $      6          $     37


               The accompanying notes are an integral part of the
                       condensed financial statements

                             ARTHROCARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation ("the Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. The notes to the financial statements contained in the Form 10-K for the year ended December 28, 1996 should be read in conjunction with these condensed financial statements. The balance sheet at December 28, 1996 was derived from audited financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

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

3.  COMPONENTS OF INVENTORY:

                                         March 29, 1997    December 28, 1996
                                         --------------    -----------------
                                           (Unaudited)
Inventory:                                          (In thousands)
     Raw materials                         $       182         $       345
     Work-in-process                               170                  32
     Finished goods                                592                 382
                                           -----------         -----------
                                           $       944         $       759
                                           ===========         ===========

4.   RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods after December 15, 1997. SFAS 128

================================================================================

requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's earnings per share.

================================================================================

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

        Since commencing operations in April 1993, ArthroCare Corporation (the "Company" or "ArthroCare") has primarily engaged in the design, development, clinical testing, manufacturing and sale of its Arthroscopic System. The Arthroscopic System consists of a disposable, bipolar ArthroWand, a radio frequency controller that powers the ArthroWand and a cable that connects the ArthroWand to the controller. The ArthroWand ablates (removes) soft tissue with minimal damage to surrounding healthy tissue, and simultaneously achieves hemostasis (sealing of small bleeding vessels).

        The Company has a limited history of operations. The Company received clearance of its 510(k) premarket notification from the FDA in March 1995 to market its Arthroscopic System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The Company has since received clearance for use in the wrist and hip. In December 1995, the Company commercially introduced its Arthroscopic System through a network of distributors in the United States. The Company's strategy includes placing controllers that are intended to generate future wand revenues with arthroscopic surgeons. The Company believes that if it places controllers with arthroscopic surgeons, the controllers will be used by the surgeons and that the continued use of the controllers will generate future wand sales. The Company's long term strategy includes applying its proprietary platform technology to a range of other soft tissue surgical procedures in the fields of urology, dermatology, dental surgery, and gynecology. In that regard, the Company has received 510(k) clearance for use of its technology in the field of urology and dental surgery. In April 1997, the Company received 510(k) clearance for use of its technology in the field of general dermatology but is seeking additional IDE and 510(k) approvals for specific dermatology markets which it hopes to enter. The Company is continuing to work with the FDA to obtain 510(k) clearance for use of its technology in the field of gynecology. There can be no assurance that the Company's 510(k) application for its gynecology system under development will be cleared by the FDA on a timely basis, if at all, or that the products, if cleared for marketing, will ever achieve commercial acceptance. See
"Additional Factors that Might Affect Future Results--Uncertainty of New
Product Development", "--Limited Domestic and International Marketing and
Sales Experience" and "--Uncertainty of Approvals; Extensive Government Regulation."

        This Report on Form 10-Q contains certain forward looking statements regarding future events with respect to the Company. Actual events or results may differ significantly as a result of the factors described herein and in the documents incorporated herein by reference including, in particular, those factors described under "Additional Factors that Might Affect Future Results."


RESULTS OF OPERATIONS

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)



                                            Three months ended:
                                            -------------------
                                     March 29,         %          March 30,         %
                                       1997          of Sales       1996         of Sales      % Chg
                                       ----          --------       ----         --------      -----
Net sales                            $ 2,261        100.0%       $ 1,159        100.0%        95.1%


Cost of sales                          1,679         74.3%         1,065         91.9%        57.7%
                                     -------                     -------

Gross margin                             582         25.7%            94          8.1%       519.1%
                                     -------                     -------

Operating expenses:
     Research & development              880         38.9%           864         74.5%         1.9%

     Sales & marketing                 1,365         60.4%           658         56.8%       107.4%

     General & administrative            891         39.4%           576         49.7%        54.7%
                                     -------                     -------
          Total operating expenses     3,136        138.7%         2,098        181.0%        49.5%
                                     -------                     -------

Loss from operations                  (2,554)      -113.0%        (2,004)      -172.9%        27.4%


Interest income, Net                     387         17.2%           261         22.5%        48.3%
                                     -------                     -------

Net loss                             $(2,167)       -95.8%       $(1,743)      -150.4%        24.3%
                                     =======                     =======



Revenues

        Revenues for the three month period ended March 29, 1997 were $2.3 million. Revenues for the three month period ended March 30, 1996 were $1.2 million. The $1.1 million increase is primarily due to higher unit volume wand sales and higher average selling price (ASP) compared to the year ago quarter. The Company's strategy is to increase the installed base of controllers by offering aggressive promotional programs which bundle a discounted controller with volume wand sales or sales commitments. This strategy has had an adverse impact on controller revenue, ASP and gross margins, partially offsetting the positive impact of increased wand sales.

        During the first quarter, the installed base of controllers increased by 166 units to a total installed base 748 units, which includes 548 units placed with doctors and hospitals. The entire installed base of controllers generated sales of approximately 18,000 wands during the quarter.

        Overall, wands were sold at or near list price during the quarter. The wand ASP was higher in the three month period ended March 29, 1997 than in the three month period ended March 30, 1996 due to the large number of wands sold to dealers at discounts in the prior year quarter as dealers stocked initial inventory. The Company does not expect wand ASP to continue to increase.

        During the three month period ended March 29, 1997, controller ASP was adversely impacted by promotional programs which offer discounted controller prices when packaged with volume wand purchases or purchase commitments. In the three month period ended March 30, 1996, the controller ASP was higher as dealers were purchasing their demonstration controllers and the current controller promotional programs were not being offered. The Company expects to continue these promotional programs as a strategy to increase controller placements which could result in increased wand sales.

        The revenue mix between wands and controllers in the three month period ended March 29, 1997 was approximately 93% wands and 7% controllers. During the three month period ended March 30, 1996, the approximate mix of wands and controllers was 52% wands and 48% controllers. The Company expects wand sales to remain the primary component of revenues in the future.

        During the three month period ended March 29, 1997, approximately three quarters of revenue generated was from sales of its Arthroscopic System to doctors and hospitals. The three month period ended March 30, 1996, was the Company's first full quarter of shipments, and revenues were heavily weighted toward dealers as they bought initial stocking inventory. The Company expects sales to doctors and hospitals to remain high as a percentage of overall sales in the future.

        The Company believes that, in its first five quarters of product shipments, it has penetrated over 2% of the arthroscopic surgical tools market in the United States and that approximately 60% of the Company's wand revenue is being generated by wands purchased for use in shoulder procedures. The Company believes that shoulder procedures are the fastest growing segment of the arthroscopic market, and knee procedures represent the largest segment of arthroscopic surgery in terms of the absolute number of procedures. Accordingly, in order to achieve increasing wand sales over time, the Company must further penetrate the market for knee procedures. The Company has introduced additional wand styles designed to be used in both knee and shoulder arthroscopic procedures which are intended to increase wand sales in both markets. There can be no assurance that those wand styles will be adopted by doctors.

        The Company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue. See "Additional Factors that Might Affect Future Results--Uncertainty of Market Acceptance" and "--Limited Domestic and International Marketing and Sales Experience."

Cost of Sales

        Cost of sales was $1.7 million, or 74% of sales for the three months ended March 29, 1997. During the three month period ended March 30, 1996, cost of sales was $1.1 million or 92% of sales. As a percentage of sales, cost of sales decreased 18 percentage points as the fixed and semi-fixed costs were spread over higher wand manufacturing volume resulting in improved manufacturing efficiency. Improvements to the manufacturing process also reduced costs by improving efficiency. The $600,000 increase in cost of sales between the periods was due to higher volume wand and controller shipments.

        The improved gross margin includes the effect of the controller promotional programs during the quarter. The Company believes that if its promotional programs maintain the same or higher number of wands bundled with a discounted controller, and if the demand for the disposable wands increases over a growing installed base of controllers, then the cost of sales will continue to decrease as a percentage of revenue and gross margins will increase. However, there can be no assurance the Company will be successful in maintaining the mix of wands to discounted controllers in its promotional programs or increasing demand for its disposable wands. See "Additional Factors that Might Affect Future Results--History of Losses; Fluctuations in Operating Results; Substantial Losses Expected to Continue."

Operating Expenses

        Research and development expense, which includes expenditures for regulatory compliance and quality assurance, was $900,000 in the three months ended March 29, 1997, the same as in the prior year quarter.

        The Company believes that continued investment in its platform technology is essential if it is to maintain its competitive position. The Company expects to continue to make substantial expenditures on new product development, regulatory affairs, clinical studies, and to increase research and development spending. See "Additional Factors that Might Affect Future Results--Competition."

        Sales and marketing expense increased substantially to $1.4 million in the three month period ended March 29, 1997 from $700,000 in the three month period ended March 30, 1996. The increase is primarily due to dealer commissions, promotional, staffing, and trade show expenses. The three month period ended March 29, 1997 includes the sales and marketing expenses associated with the numerous trade shows and conferences which typically happen in the first part of the year. The Company currently anticipates that sales and marketing spending will continue to increase due to dealer commissions, promotional, demonstration and sample expenses, and additional investment in sales, marketing and support staff necessary to market its products.

        General and administrative expense increased to $900,000 for the three month period ended March 29, 1997 from $600,000 for the three month period ended March 30, 1996 due to additional staffing, including management personnel, provision for bad debts, the increased cost of being a public company, business development activities, and consulting fees and expenses necessary to expand the corporate infrastructure. The Company expects that general and administrative expenses will continue to increase as the Company further expands its staffing and other support operations.

Interest and Other Income

        Net interest income increased to $400,000 for the three month period ended March 29, 1997 from $300,000 in the three month period ended March 30, 1996 due to interest received on the investment of the proceeds of the 1996 initial public offering of the Company's common stock. The Company expects that interest income will decrease as the Company reduces its investments to meet the cash needs of the business.

Net Loss

        Net loss was $2.2 million for the three month period ended March 29, 1997 compared to $1.7 million in the three month period ended March 30, 1996. The increased loss is due to higher operating expenses resulting from higher revenues and increased business activities including product development, manufacturing ramp-up, dealer commissions, sales and marketing expenses necessary to promote the product and building the corporate infrastructure. The higher operating expense was partially offset by an improved gross margin and higher interest income.

LIQUIDITY AND CAPITAL RESOURCES

        At March 29, 1997, the Company had $22.3 million in working capital and its principal sources of liquidity consisted of $26.8 million in cash, cash equivalents, and available-for-sale securities which include long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. The available-for-sale securities consist mainly of bank notes, commercial paper, corporate bonds, foreign debt securities rated A1/P1, A1/A or better and U.S. government securities.

        The Company's cash used in operating activities increased to $2.4 million for three month period ended March 29, 1997 from $1.8 million for the three month period ended March 30, 1996 due to higher levels of business activity to support higher revenues and increased inventory.

        Accounts receivable of $1.3 million as of March 29, 1997 were unchanged from the level at December 28, 1996. The Company expects accounts receivable to increase in the future in line with growing sales.

        Inventories increased to $900,000 as of March 29, 1997 compared to $800,000 as of December 28, 1996 due to the higher level of manufacturing activity in support of sales during the quarter. The Company expects future inventory levels to grow in absolute value.

        As of March 29, 1997, net property and equipment was unchanged from $1.5 million at December 28, 1996. In the remainder of 1997, the Company has planned but has not committed to approximately $1.3 million in capital expenditures consisting primarily of computers, computer networking equipment and molds.

        The Company plans to finance its capital needs principally from cash, cash equivalents, and available-for-sale securities which include long term available-for-sale securities and related interest, existing capital resources and to the extent available, lines of credit. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that its current cash, cash equivalents and available-for-sale securities, together with interest thereon and the Company's existing capital resources, will be sufficient to fund its operations at least through fiscal 1998. The Company's future liquidity and capital requirements will depend on numerous factors including the Company's success of commercializing the Arthroscopic System, the ability of the Company's suppliers to continue to meet the demands of the Company by providing sufficient quantities at current prices, obtaining and enforcing patents important to the Company's business, the status of regulatory approvals and competition. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

        ArthroCare became a public company in February 1996. Included here are risk factors as updated from the Company's Annual Report on Form 10-K filed March 28, 1997. The following factors represent current challenges to the Company that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a materially adverse effect on the Company's results of operations, business, or financial position.

Dependence Upon Arthroscopic System

        The Company commercially introduced the Arthroscopic System in December 1995 and by the quarter ended March 29, 1997, had reported 16 months of sales. The Arthroscopic System is the Company's only commercial product and will account for substantially all of the Company's revenue for the foreseeable future. As such, the Company is highly dependent on its Arthroscopic System. Currently, virtually all the Company's sales come from the United States. Before the Arthroscopic System can be sold outside of the United States, Europe and Australia, the Company will have to obtain foreign regulatory approvals and establish foreign distribution capability. If such regulatory approval is obtained, there can be no assurance that the Company will be able to establish a successful foreign distribution capability.




Uncertainty of Market Acceptance

        The Company's Arthroscopic System and potential products are based upon a new method of tissue ablation, and there can be no assurance that any of these products will gain market acceptance. Physicians will not use the Company's products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. The Arthroscopic System was only introduced in December 1995 and no independent published clinical reports exist to support the Company's marketing efforts, which may have an adverse effect on its ability to obtain physician acceptance. The Company believes that recommendations and endorsements by influential physicians will continue to be essential for market acceptance of its products. If the Arthroscopic System is not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

Limited Operating History

        The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its Arthroscopic System, developing a network of distributors in the United States to market the Arthroscopic System and 16 months of product sales. The Company has started to realize revenues from the sale of its products, but continues to generate operating losses and anticipates generating losses in the future. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales of disposable ArthroWands from its domestic distribution network, obtaining foreign regulatory approvals for the Arthroscopic System, obtaining domestic and foreign regulatory approvals for potential products and maintaining its financial and management systems, procedures and controls.

Limited Domestic and International Marketing and Sales Experience

        The Company has sold over 740 Arthroscopic System controller units and more than 60,000 ArthroWands through the end of the first quarter of 1997. The Company is marketing and selling its Arthroscopic System in the United States through a network of independent orthopedic distributors. These distributors sell orthopedic arthroscopy devices for a number of other manufacturers, and there can be no assurance that they will commit the necessary resources to effectively market and sell the Company's Arthroscopic System, or that they will be successful in closing sales with doctors and hospitals. The Company has offered its controller to these independent distributors at substantial discounts and may be required to continue to offer such discounts on its controller to generate demand for its ArthroWands. The inability to place sufficient quantities of controllers would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company has signed distribution agreements with independent distributors to sell and market the Arthroscopic Systems in Australia, Mexico, Brazil, Argentina and Korea. In April, the Company signed an exclusive distribution agreement covering the European market. In other international markets, the Company intends to collaborate with one or more marketing partners to establish marketing and distribution channels for the Arthroscopic System and to assist with regulatory requirements in such distributors' jurisdictions. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the Company may vary from country to country.

        No assurance can be given that the Company will successfully sell its product through its distributors in Europe, Australia, Mexico, Brazil, Argentina or Korea, that the Company will secure marketing partners for other international markets, successfully sell its Arthroscopic System in foreign markets or that any of its foreign distributors and marketing partners will commit the necessary resources to obtain additional necessary foreign regulatory approvals on behalf of the Company and successfully sell the Arthroscopic System in foreign markets.

Limited Manufacturing Experience

        The Company's manufacturing operations consist of an in-house assembly operation for the manufacturing of ArthroWands. The Company has manufactured and sold approximately 60,000 ArthroWands through the end of the first quarter of 1997. As a result, the Company has limited experience manufacturing the ArthroWands in the volumes necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at commercially reasonable cost. In April 1995, the Company filed an application with the State of California for a license to manufacture medical devices. In September 1995, the State of California required the Company to cease shipping products until a manufacturing license was obtained, and the FDA, following a Good Manufacturing Practices ("GMP") audit, instructed the Company to correct certain record-keeping practices and enter into a written contract with the third party that sterilizes the ArthroWand. There can be no assurance that the Company will not encounter any further manufacturing difficulties, or that any of its contract manufacturers will not experience similar difficulties, including problems involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

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

History of Losses; Fluctuations in Operating Results; Losses Expected to
Continue

        The Company has experienced significant operating losses since inception and, as of March 29, 1997, had an accumulated deficit of $19.8 million. The Company expects to generate additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, increased research and development, and activities to support regulatory applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional discounts of the Company's products, re-use of the Company's disposable products, in addition to those detailed above. The Company's revenues and profitability will be critically dependent on whether it can successfully continue to market its Arthroscopic System. In addition, the Company's gross margins may be adversely affected due to the necessity to promote and sell its product at significantly reduced prices. There can be no assurance that significant profitability will ever be achieved.

Patents and Proprietary Rights

        The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its platform technology. The Company owns four issued United States patents, 16 pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Japan, Canada, Australia and New Zealand corresponding to three of the United States filings relating to its multielectrode technology. The initial patent is currently set to expire in 2008, and the other three issued patents are currently expected to expire between 2008 and 2012. Although the Company believes that the issued patents cover the core technology used in the Company's Arthroscopic System, none of the issued patents have specific arthroscopic claims. There can be no assurance that the patents that have been issued to the Company or any patents which may issue as a result of the Company's United States or international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

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

Patent Litigation

        The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceeds are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Smith & Nephew Endoscopy, Inc. (which owns Acufex Microsurgical, Inc. and Dyonics, Inc.), Bristol-Meyers Squibb Company (including its Linvatec division) and Stryker Corp. each have large shares of the market for manual instruments, power shavers and arthroscopes. These companies offer broad product lines, which they may offer as a single package; have substantially greater resources and name recognition than the Company; and frequently offer significant discounts as a competitive tactic. In addition, Pfizer Inc. (including its Valley Labs division) and Bristol-

Meyers-Squibb Company each have large shares of the market for electrosurgical systems, and Trimedyne, Inc. and Stryker Corp. each have large shares of the market for laser systems. The Company expects that competition from these and other well-established competitors will increase as will competition from start-up and development stage medical device companies such as Gyrus Medical Ltd., a company based in the United Kingdom, and Oratec Interventions, Inc., a company based in Menlo Park, California. The Company is aware that Mitek (a division of Johnson & Johnson) is marketing a bipolar electrosurgical tool developed by Gyrus Medical Ltd. The Company anticipates that it may have to continue to offer substantial discounts on its controller in order to stimulate demand for the disposable ArthroWand. Such competition could have a material adverse effect on the Company's business, financial conditions and results of operations.

Uncertainty of Approvals; Extensive Governmental Regulation

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

        The Company has received clearance of 510(k) premarket notifications to market its Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. In addition, the Company received clearance of 510(k) premarket notifications to market products based upon its proprietary core technology to treat certain dermatological, urological and periodontal conditions. There can be no assurance that the Company will be able to obtain necessary clearances or approvals to market any other products on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

International

        International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The Company has obtained regulatory clearance to market the Arthroscopic System in Australia & Europe but has not obtained any other international regulatory approvals permitting sales of its products outside of the United States. The Company intends to seek regulatory approvals in certain other international markets. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

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

Uncertainty Relating to Third-Party Reimbursement

        In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's Arthroscopic System and potential products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures, such as certain knee and shoulder ankle, wrist, elbow and hip arthroscopic procedures. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors, policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Single Contract Manufacturers and Sole Source Suppliers

        The Company subcontracts the manufacturing of its controllers to a single contract manufacturer. The agreement between the Company and the contract manufacturer requires the Company to purchase all of its controllers from the contract manufacturer through July 1998. The Company and its contract manufacturer are required to operate in conformance with QS Regulation requirements, in order to produce products for sale in the United States, and ISO 9001 standards, in order to produce products for sale in Europe. There can be no assurance that the contract manufacturer will remain in compliance with QS Regulations or ISO 9001 standards. Any failure by the Company or its contract manufacturer to remain in compliance with QS Regulation or ISO 9001 standards could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the ArthroWand is sterilized by a single subcontractor, and the connector housings at each end of the cable are available only from a single source. There can be no assurance that an alternate contract manufacturer, sterilizer or connector housing supplier could be established if necessary or that available inventories would be adequate to meet the Company's product needs during any prolonged interruption of supply. A reduction or stoppage in supply of the sole-source component, or the Company's inability to secure an alternative contract manufacturer or sterilizer, if required, would limit its ability to manufacture the Arthroscopic System and would have a material adverse effect on the Company's business, financial condition and results of operations.

        Although the Company believes that its contract manufacturer, subcontractors and suppliers are in compliance with applicable regulations, there can be no assurance that the FDA, or a state, local or foreign regulator, will not take action against a contract manufacturer, subcontractor or supplier found to be violating such regulations.

Uncertainty of New Product Development

        The Company has undertaken preliminary animal studies and development for the use of its ablation technology with its controller in urology, dermatology, periodontics and gynecology. The Company has received 510(k) premarket notifications for clearance to market tissue ablation products to treat certain urological, dermatological and periodontal conditions and has filed 510(k) premarket notification for clearance to market gynecological conditions. The FDA had indicated that the 510(k) submission for gynecological conditions and expanded dermatological conditions must be supported by clinical trials. Each of these products is at an early stage of development, and the Company will be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that PMAs or 510(k)s, if applied for, will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance. Failure by the Company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability Risk; Limited Insurance Coverage

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

Dependence on Key Personnel and Key Consultants

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

        A significant portion of the Company's research and development is performed by Philip E. Eggers, a director of the Company, pursuant to a consulting agreement between the Company and

Eggers & Associates Inc. ("E&A"), a corporation wholly owned by Mr. Eggers. Mr. Eggers is not employed by the Company on a full-time basis and, as a result, may not be available to devote his full time or attention to the Company's affairs.

Control by Directors, Executive Officers and Affiliated Entities

        The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 44.83% of the Company's outstanding Common Stock. These stockholders, if acting together, will have significant influence over all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

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

Anti-Takeover Effect of Stockholder Rights Plan and Certain Charter and Bylaw Provisions

        In November 1996, the Company's Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. Each Right entitles shareholders to buy 1/1000th of a share of the Company's Series A Participating Preferred Stock at an exercise price of $50.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15 percent or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15 percent or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15 percent of more of the Company's Common Stock.

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

               None

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

        ITEM 5.  OTHER INFORMATION

               None

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

               a)  Exhibits

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

                      10.6*  Form of Exclusive Sales Representative Agreement

                      10.7* Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto.

                      10.8* Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto.

                      10.9*+ Development and Supply Agreement, dated March 1,
                             1994, between the Registrant and SeaMed
                             Corporation.

                      10.10* Lease Agreement, dated September 15, 1994,
                             between Registrant and The Arrillaga Foundation and the Peery Foundation for the Registrant's facility located at 595 North Pastoria Avenue, Sunnyvale,
                             California, 94086.

                      10.11* Employment Letter Agreement, dated October 21,
                             1994, between the Registrant and Allan Weinstein and amendment thereto.

                      10.12* Purchase Assistance Promissory Note, dated
                             January 19, 1995, between Registrant and Allan
                             Weinstein.

                      10.13* Sublease Agreement, dated February 1, 1995,
                             between Registrant and Guided Medical Systems, Inc.
                             for the Registrant's former facility at 453
                             Ravendale Drive, Mountain View, California, 94043.

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

                      10.16* Employment Letter Agreement, dated July 18, 1995,
                             between the Registrant and Robert T. Hagan.

                      10.17* Restricted Stock Purchase and Security Agreement,
                             dated August 1, 1995, between the Registrant and Robert T. Hagan.

                10.18* Employment Letter Agreement, dated September 3, 1995, between the Registrant and A. Larry Tannenbaum.

                10.19*+ Radiation Services Agreement, dated September 13, 1995, between the Registrant and SteriGenics International.

                10.20*  Amended and Restated Stockholder Rights Agreement, dated
                        October 16, 1995, between the Registrant and certain holders of the Registrant's securities.

                10.21* Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J.
                        Manlove, Hira V. Thapliyal and the Registrant.

                10.22** Preferred Stock Rights Agreement, dated November 14,
                        1996, between the Registrant and Norwest Bank Minnesota,
                        N.A.

                10.23++ Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and Arthrex, Gmbh

                11.1    Calculation of net loss per share.

                27.1    Financial Data Schedule.


*       Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1 (Registration No.
        33-80453).

**      Incorporated here in by reference to exhibit 5 previously filed with the
        Registrant's Registration Statement on Form 8-A (Registration No. 000-27422).

+       Confidential treatment granted.

++      Confidential treatment requested.

        b)  Reports on Form 8-K

               None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ARTHROCARE CORPORATION
                                             a Delaware corporation

Date: May 12, 1997

                                             /s/ A. LARRY TANNENBAUM
                                             --------------------------------
                                             A. Larry Tannenbaum
                                             Vice President, Finance &
                                             Administration, Chief Financial
                                             Officer and Assistant Secretary
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)


Date: May 12, 1997

                                             /s/ HIRA V. THAPLIYAL
                                             --------------------------------
                                             Hira V. Thapliyal, Ph.D.
                                             President, Chief Executive Officer
                                             and Director

                                  EXHIBIT INDEX

Exhibit
Number                      Exhibit Description
------              ----------------------------------

10.22++             Exclusive Distributor Agreement, dated April 15, 1997

11.1                Calculation of net loss per share.

27.1                Financial Data Schedule.

---------
++                  Confidential treatment requested.