Form 10-Q
period 1997-06-28
ARTHROCARE CORP
filed 1997-08-12
CIK 1005010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

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

The number of shares outstanding of the registrant's common stock as of August 4, 1997 was 8,809,967


                            EXHIBIT INDEX ON PAGE 33

                             ARTHROCARE CORPORATION

                                      INDEX


                                                                                                Page
                                                                                                ----
PART 1:  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Condensed Balance Sheets as of June 28, 1997 and
             December 28, 1996.                                                                   3

          Condensed Statements of Operations for the quarters and
             the six months ended June 28, 1997 and June 29, 1996.                                4

          Condensed Statements of Cash Flows for the six months
             ended June 28, 1997 and June 29, 1996.                                               5

          Notes to the Condensed Financial Statements                                             6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           8-27

PART II:  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                                                  28
     ITEM 2.  CHANGES IN SECURITIES                                                              28
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                    28
     ITEM 4.  SUBMISSION OR MATTERS TO VOTE OF SECURITY HOLDERS                                  28
     ITEM 5.  OTHER INFORMATION                                                                  28
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  29-31

SIGNATURE                                                                                        32

                         PART 1 - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             ARTHROCARE CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                          June 28,     December 28,
                                                            1997           1996
                                                          --------     ------------
                                                         (Unaudited)
                                     ASSETS

Current assets
     Cash and cash equivalents                            $ 17,143       $ 11,359
     Available-for-sale securities                           3,139         12,281
     Accounts receivable, net                                1,229          1,251
     Inventory                                               1,276            759
     Prepaid expenses and other current assets                 326            155
                                                          --------       --------
          Total current assets                              23,113         25,805

Property and equipment, net                                  1,473          1,484
Related party receivables                                      232            298
Available-for-sale securities                                4,833          5,641
Other assets                                                    63             69
                                                          --------       --------
               Total assets                               $ 29,714       $ 33,297
                                                          ========       ========

                                   LIABILITIES

Current liabilities
     Accounts payable                                     $  1,184       $  1,001
     Related party payables                                     34             54
     Accrued liabilities                                     1,491          1,245
     Capital lease obligation, current                          32             37
                                                          --------       --------
          Total current liabilities                          2,741          2,337

Capital lease obligation, net of current portion                 3             21
Deferred rent                                                  160            157
                                                          --------       --------
               Total liabilities                             2,904          2,515
                                                          --------       --------

       STOCKHOLDERS' EQUITY

Common stock                                                     9              9
Additional paid in capital                                  48,927         48,862
Notes receivable from stockholders                             (92)           (92)
Deferred compensation                                         (309)          (388)
Accumulated deficit                                        (21,774)       (17,618)
Unrealized gain on investments                                  49              9
                                                          --------       --------
     Total stockholders' equity                             26,810         30,782
                                                          --------       --------
          Total liabilities and stockholders' equity      $ 29,714       $ 33,297
                                                          ========       ========


               The accompanying notes are an integral part of the
                         condensed financial statements

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                           Three months ended:          Six months ended:
                                          ---------------------       ---------------------
                                          June 28,      June 29,      June 28,     June 29,
                                            1997          1996          1997         1996
                                          -------       -------       -------       -------
Net sales                                 $ 2,832       $ 1,406       $ 5,093       $ 2,565
Cost of sales                               1,994         1,236         3,673         2,301
                                          -------       -------       -------       -------
Gross margin                                  838           170         1,420           264
                                          -------       -------       -------       -------

Operating expenses:
     Research and development                 873           950         1,753         1,814
     Sales and marketing                    1,386           872         2,751         1,530
     General and administrative               927           527         1,818         1,103
                                          -------       -------       -------       -------
          Total operating expenses          3,186         2,349         6,322         4,447
                                          -------       -------       -------       -------

Loss from operations                       (2,348)       (2,179)       (4,902)       (4,183)
Interest and other income, net                359           444           746           707
                                          -------       -------       -------       -------
Loss before income tax provision           (1,989)       (1,735)       (4,156)       (3,476)
Income tax provision                         --            --            --               2
                                          -------       -------       -------       -------
Net loss                                  $(1,989)      $(1,735)      $(4,156)      $(3,478)
                                          =======       =======       =======       =======
Net loss per share                        $ (0.23)      $ (0.20)      $ (0.47)      $ (0.45)
                                          =======       =======       =======       =======
Shares used in per share calculation        8,806         8,675         8,795         7,758
                                          =======       =======       =======       =======


               The accompanying notes are an integral part of the
                         condensed financial statements

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Six months ended:
                                                                              June 28,        June 29,
                                                                               1997           1996
                                                                             --------       --------
                                                                                    (Unaudited)
Cash flows from operating activities:
     Net loss                                                                $ (4,156)      $ (3,478)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                           304            158
          Write-off of property and equipment                                       -            233
          Amortization of deferred compensation                                    79             81
          Provision for doubtful accounts                                          52             53
          Provision for excess and obsolete inventory                             149            113
          Deferred rent                                                             3             15
          Changes in operating assets and liabilities:
               Accounts receivable                                                (30)        (1,017)
               Related party receivables                                           66            (37)
               Inventory                                                         (666)          (898)
               Prepaid expenses and other current assets                         (171)           557
               Accounts payable                                                   163           (284)
               Accrued liabilities                                                246            450
               Other assets                                                         6            (20)
                                                                             --------       --------
                    Net cash used in operating activities                      (3,955)        (4,074)
                                                                             --------       --------

Cash flows from investing activities:
     Purchases of property and equipment                                         (293)          (733)
     Net maturities (purchases) of available-for-sale securities                9,990        (11,162)
                                                                             --------       --------
                    Net cash provided by (used in) investing activities         9,697        (11,895)
                                                                             --------       --------

Cash flows from financing activities:
     Repayment of capital leases                                                  (23)           (16)
     Proceeds from issuance of Common Stock                                        65         31,916
                                                                             --------       --------
                    Net cash provided by financing activities                      42         31,900
                                                                             --------       --------
Net increase in cash and cash equivalents                                       5,784         15,931
Cash and cash equivalents, beginning of period                                 11,359          4,774
                                                                             --------       --------
Cash and cash equivalents, end of period                                     $ 17,143       $ 20,705
                                                                             ========       ========

Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock on conversion of preferred stock               $      -       $ 15,704
     Net unrealized gain (loss) on available-for-sale securities             $     40       $    (35)


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

2.  Computation of Net Loss Per Share

         The net loss per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the initial public offering at prices substantially below the initial public offering price have been included in the calculations as if they were outstanding for all of the periods prior to February, 1996 (using the treasury stock method and the public offering price per share).

3.  Components of Inventory (in thousands):

                                          June 28, 1997        December 28, 1996
                                          -------------        -----------------
                                          (Unaudited)
Inventory:
      Raw materials                          $  366                 $  345
      Work-in-process                           260                     32
      Finished goods                            650                    382
                                             ------                 ------
                                             $1,276                 $  759
                                             ======                 ======

4.    Recent Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and will be effective for the Company's fiscal year 1998. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's earnings per share.

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

         The Company has a limited history of operations. The Company received clearance of its 510(k) premarket notification from the FDA in March 1995 to market its Arthroscopic System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The Company has since received clearance for use in the wrist and hip. In December 1995, the Company commercially introduced its Arthroscopic System through a network of distributors in the United States. The Company's arthroscopic strategy includes placing controllers that are intended to generate future wand revenues. The Company's long-term strategy includes applying its proprietary platform technology to a range of other soft tissue surgical procedures in the fields of urology, dermatology, dental surgery, and gynecology. In that regard, the Company has received 510(k) clearance for use of its technology in the field of urology, dental surgery and general dermatology. The Company is seeking additional IDE and 510(k) approvals for specific dermatology markets which it hopes to enter. The Company is continuing to work with the FDA to obtain 510(k) clearance for use of its technology in the field of gynecology. There can be no assurance that the Company's applications for its gynecology and dermatology systems under development will be cleared by the FDA on a timely basis, if at all, or that these products or any of the Company's products, if cleared for marketing, will ever achieve commercial acceptance. See "Additional Factors that Might Affect Future Results -- Uncertainty of New Product Development",
" -- Limited Domestic and International Marketing and Sales Experience" and
" -- Uncertainty of Approvals; Extensive Governmental Regulation."

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

Results of Operations

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                               Three months ended:                                 Six months ended:
                                  -----------------------------------------------   -----------------------------------------------
                                  June 28,            June 29,                 %    June 28,           June 29,                 %
                                    1997         %     1996          %        Chg     1997         %     1996          %       Chg
                                  -------       ---   -------       ---       ---   -------       ---   -------       ---        --
Net sales                         $ 2,832       100%  $ 1,406       100%      101%  $ 5,093       100   $ 2,565       100%       99%
Cost of sales                       1,994        70%    1,236        88%       61%    3,673        72%    2,301        90%       60%
                                  -------             -------                       -------             -------
Gross margin                          838        30%      170        12%      393%    1,420        28%      264        10%      438%
                                  -------             -------                       -------             -------
Operating expenses:
   Research & development             873        31%      950        68%       -8%     1,753       34%    1,814        70%       -3%
   Sales & marketing                1,386        49%      872        62%       59%    2,751        54%    1,530        60%       80%
   General & administrative           927        33%      527        37%       76%    1,818        36%    1,103        43%       65%
                                  -------             -------                       -------             -------
      Total operating expenses      3,186       113%    2,349       167%       36%    6,322       124%    4,447       173%       42%
                                  -------             -------                       -------             -------
Loss from operations               (2,348)      -83%   (2,179)     -155%        8%   (4,902)      -96%   (4,183)     -163%       17%
Interest and other income, net        359        13%      444        32%      -19%      746        15%      707        28%        6%
                                  -------             -------                       -------             -------
Loss before income tax provision   (1,989)      -70%   (1,735)     -123%       15%   (4,156)      -81%   (3,476)     -135%       20%
Income tax provision                 --           0%     --           0%      n/m      --           0%        2         0%      n/m
                                  -------             -------                       -------             -------
Net loss                          $(1,989)      -70%  $(1,735)     -123%       15%  $(4,156)      -81%  $(3,478)     -135%       20%
                                  =======             =======                       =======             =======

Revenues

         For the three month period ended June 28, 1997 revenues were $2.8 million as compared to $1.4 million for the three month period ended June 29, 1996. The $1.4 million increase is due to both higher unit volume wand sales and higher wand average selling price (ASP) compared to the year ago quarter. Revenues for the six month period ended June 28, 1997 were $5.1 million as compared to $2.6 million for the six month period ended June 29, 1996. The $2.5 million increase is due primarily to higher unit volume wand sales and higher wand ASP. The increased wand revenues in the 1997 period were partially offset by decreased controller revenues resulting from initial dealer stocking orders in the first two quarters of 1996 that did not recur in the 1997 period. The Company's strategy in arthroscopy is to increase the installed base of controllers by offering aggressive promotional programs which bundle a discounted controller with a minimum wand purchase and first year purchase commitment. This strategy has had an adverse impact on controller revenue, controller ASP and gross margins, partially offsetting the positive impact of increased wand sales.

         During the second quarter of 1997, the installed base of controllers increased by 222 units to a total installed base of 970 units, which includes 718 units shipped to doctors and hospitals. The entire installed base of controllers generated sales of approximately 22,000 wands during the second quarter of 1997.

         Overall, wands were sold at or near list price during the second quarter and for the first half of 1997. The wand ASP was higher in the three month period ended June 28, 1997 than in the three month period ended June 29, 1996 due to the large number of wands sold to dealers at discounts in the prior year quarter as dealers stocked initial inventory. The same was true for the six month period ended June 28, 1997 as compared to the six month period ended June 29, 1996. The Company does not expect wand ASP to continue to increase.

         During the three and six month periods ended June 28, 1997, controller ASP was adversely impacted by promotional programs which offer discounted controller prices when packaged with volume wand purchases or purchase commitments. In the three and six month periods ended June 29, 1996, the controller ASP was higher as dealers were purchasing their demonstration controllers and the current controller promotional programs were not being offered. The Company expects to continue these promotional programs as a strategy to increase controller placements which could result in increased wand sales.

Wands and controllers as percentage of total revenues:

                        Three months ended:           Six months ended:
                  ----------------------------  ----------------------------
                  June 28, 1997  June 29, 1996  June 28, 1997  June 29, 1996
                  -------------  -------------  -------------  -------------
Wands                  91%            77%            92%            67%

Controllers             9%            23%             8%            33%

         The revenue mix between wands and controllers in the three month period ended June 28, 1997 was approximately 91% wands and 9% controllers. During the three month period ended June 29, 1996 the approximate mix of wands and controllers was 77% wands and 23% controllers. During the six month period ended June 28, 1997 the revenue mix was approximately 92% wands and 8% controllers. The increasing wand percentages in both periods compared with the year ago periods were due to increased wand sales and continued promotional pricing of controllers. This trend was slightly offset in both periods by initial stocking orders shipped to international dealers during the second quarter of 1997. The Company expects wand sales to remain the primary component of revenues in the future.

         During the three and six month periods ended June 28, 1997, approximately 80% of revenue was from sales of its Arthroscopic System to doctors and hospitals. The three and six month periods ended June 29, 1996 were the Company's first full periods of shipments, and revenues were heavily weighted toward dealers as they bought initial stocking inventory. The Company expects sales to doctors and hospitals to remain high as a percentage of overall sales in the future.

         The Company believes that, in its first six quarters of product shipments, it has penetrated over 2% of the arthroscopic surgical tools market in the United States and that approximately 60% of the Company's wand revenue is being generated by wands purchased for use in shoulder procedures. The Company believes that shoulder procedures are the fastest growing segment of the arthroscopic market, and knee procedures represent the largest segment of arthroscopic surgery in terms of the absolute number of procedures. In the quarter ended June 28, 1997, the Company estimates that approximately $1.0 million in wand revenues were generated by knee procedures, an increase of 250% over the wand revenues from knee procedures in the quarter ended June 29, 1996. In order to achieve increasing wand sales over time, the Company must further penetrate the market for knee procedures. The Company has introduced additional wand styles designed to be used in both knee and shoulder arthroscopic procedures which are intended to increase wand sales in both markets. There can be no assurance that those wand styles will be adopted by doctors.

         The Company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue. See "Additional Factors that Might Affect Future Results -- Uncertainty of Market Acceptance" and " -- Limited Domestic and International Marketing and Sales Experience."


Cost of Sales

         Cost of sales was $2.0 million, or 70% of sales for the three months ended June 28, 1997. During the three month period ended June 29, 1996, cost of sales was $1.2 million or 88% of sales. Cost of sales for the six month period ended June 28, 1997 was $3.7 million or 72% of sales. During the six month period ended June 29, 1996, cost of sales was $2.3 million or 90% of sales. As a percentage of sales, cost of sales decreased as the fixed and semi-fixed costs were spread over higher wand manufacturing volume resulting in improved manufacturing efficiency. Improvements to the manufacturing process also reduced costs by improving efficiency. The $0.8 million and $1.4 million year over year cost of sales increases for the three and six month periods, respectively, were due to higher volume wand and controller shipments.

         The improved gross margin includes the effect of the controller promotional programs during the quarter. The Company believes that if its promotional programs maintain the same or higher number of wands bundled with a discounted controller, and if the demand for the disposable wands increases over a growing installed base of controllers, then the cost of sales will continue to decrease as a percentage of revenue and gross margins will continue to increase. However, there can be no assurance the Company will be successful in maintaining the mix of wands to discounted controllers in its promotional programs or increasing demand for its disposable wands. See "Additional Factors that Might Affect Future Results -- History of Losses; Fluctuations in Operating Results; Substantial Losses Expected to Continue."

Operating Expenses

         Research and development expense, which includes expenditures for regulatory compliance and quality assurance, was $873,000 in the three months ended June 28, 1997, only slightly less than the $950,000 for the three month period ended June 29, 1996 due to lower spending on parts, supplies and outside engineering services in the current period. This was partially offset by an increase in staffing. The same was true for the $61,000 decrease to $1,753,000 for the six month period ended June 28, 1997 from $1,814,000 for the six month period ended June 29, 1996.

         The Company believes that continued investment in its platform technology is essential if it is to maintain its competitive position. On July 9, 1997 the Company announced the appointment of Dr. Hira V. Thapliyal as its Chief Technology Officer. As Dr. Thapliyal focuses his attention in this area, the Company expects to continue to make substantial expenditures on new product development, regulatory affairs, clinical studies, and to increase research and development spending and headcount. See "Additional Factors that Might Affect Future Results -- Competition."

         Sales and marketing expense increased substantially to $1,386,000 in the three month period ended June 28, 1997 from $872,000 in the three month period ended June 29, 1996. During the six month period ended June 28, 1997 sales and marketing expense was $2,751,000 as compared to $1,530,000 for the six month period ended June 29, 1996. The increases are primarily due to higher dealer commissions resulting from higher revenues and promotional, staffing and trade show expenses due to a higher level of sales and marketing activity.

         The Company currently anticipates that sales and marketing spending will continue to increase due to dealer commissions, promotional, demonstration and sample expenses, and additional investment in sales, marketing and support staff necessary to market its products.

         General and administrative expense increased to $927,000 for the three month period ended June 28, 1997 from $527,000 for the three month period ended June 29, 1996 due to increased staffing, including management personnel, recruiting and relocation expenses related to the hiring of Michael A. Baker the Company's new President and CEO. Higher expenditures also include the cost of business development activities, and consulting fees and expenses necessary to expand the corporate infrastructure. General and administrative expense increased for the six month period ended June 28, 1997 to $1,818,000 from $1,103,000 for the six month period ended June 29, 1996 for similar reasons. The Company expects that general and administrative expense will continue to increase as the Company further expands its staffing and other support operations.

Interest and Other Income

         Net interest and other income decreased to $359,000 for the three month period ended June 28, 1997 from $444,000 in the three month period ended June 29, 1996 due to investments being converted to cash for use in the business over time. During the six month period ended June 28, 1997, interest and other income was $746,000 and for the six month period ended June 29, 1996, interest and other income was $707,000. The $39,000 increase is due to a higher level of investments in the current period resulting from the proceeds of the February, 1996 initial public offering of the Company's common stock. The Company expects that interest income will continue to decrease as investments are reduced to meet the cash needs of the business.

Net Loss

         Net loss was $2.0 million for the three month period ended June 28, 1997 compared to $1.7 million in the three month period ended June 28, 1996. The increased loss is due to higher operating expenses resulting from increased business activities associated with supporting a higher revenue base as noted above. The higher operating expenses and lower interest income were partially offset by an improved gross margin.

         Net loss for the six months ended June 28, 1997 were $4.2 million as compared to $3.5 million for the six month period ended June 29, 1996. The increased loss is due to substantially the same reasons as for the three month period. The higher operating expense was partially offset by an improved gross margin and higher interest income.

LIQUIDITY AND CAPITAL RESOURCES

         At June 28, 1997, the Company had $20.4 million in working capital and its principal sources of liquidity consisted of $25.1 million in cash, cash equivalents, and available-for-sale securities which include long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. The available-for-sale securities consist mainly of bank notes, commercial paper, corporate bonds, foreign debt securities rated A1/P1, A1/A or better and U.S. government securities.

         The Company's cash used in operating activities decreased to $4.0 million for the six month period ended June 28, 1997 from $4.1 million for the six month period ended June 29, 1996 due to higher levels of cash collections from customers.

         Accounts receivable of $1.2 million as of June 28, 1997 were slightly below the December 28, 1996 balance at $1.3 million due to an improved rate of collections from customers. The Company expects accounts receivable to increase in the future in line with growing sales and longer terms on international sales.

         Inventories increased to $1.3 million as of June 28, 1997 compared to $759,000 as of December 28, 1996 due to the higher level of manufacturing activity in support of higher sales. The Company expects future inventory levels to grow in absolute value.

         As of June 28, 1997, net property and equipment was unchanged from $1.5 million at December 28, 1996. In the remainder of 1997, the Company has planned but has not committed to approximately $1.3 million in capital expenditures consisting primarily of computers, computer networking equipment and molds.

         The Company plans to finance its capital needs principally from cash, cash equivalents, and available-for-sale securities which include long-term available-for-sale securities and related interest, existing capital resources and to the extent available, lines of credit. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that its current cash, cash equivalents and available-for-sale securities, together with interest thereon and the Company's existing capital resources, will be sufficient to fund its operations at least through fiscal 1998. The Company's future liquidity and capital requirements will depend on numerous factors including the Company's success of commercializing the Arthroscopic System, the ability of the Company's suppliers to continue to meet the demands of the Company by providing sufficient quantities at current prices, obtaining and enforcing patents important to the Company's business, the status of regulatory approvals and competition. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and will be effective for the Company's fiscal year 1998. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's earnings per share.

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

Dependence Upon Arthroscopic System

         The Company commercially introduced the Arthroscopic System in December 1995 and by the quarter ended June 28, 1997, had reported 19 months of sales. The Arthroscopic System is the Company's only commercial product and will account for substantially all of the Company's revenue for the foreseeable future. As such, the Company is highly dependent on its Arthroscopic System. Currently, the majority of the Company's sales come from the United States. The Company has established distribution capability in Europe, Australia, Korea and parts of South and Central America. Before the Arthroscopic System can be sold outside these regions, the Company will have to obtain additional foreign regulatory approvals and establish additional distribution capability in other geographic regions. If such regulatory approval is obtained, there can be no assurance that the Company will be able to establish a successful distribution capability.

Uncertainty of Market Acceptance

         Physicians will not use the Company's products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. The Arthroscopic System was introduced in December 1995 and no independent published clinical reports exist to support the Company's marketing efforts, which may have an adverse effect on its ability to obtain physician acceptance. The Company believes that continued recommendations and endorsements by influential physicians are essential for market acceptance of its products. If the Arthroscopic System does not continue to receive broad-based physician acceptance and endorsment by influential physicians, the Company's business, financial condition and results of operations would be materially adversely affected.

Limited Operating History

         The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its Arthroscopic System, developing a network of distributors in the United States to market the Arthroscopic System and 19 months of product sales. The Company has started to realize revenues from the sale of its products, but continues to generate operating losses and anticipates generating losses in the future. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales of disposable ArthroWands from its distribution network, obtaining additional foreign regulatory approvals for the Arthroscopic System, obtaining domestic and foreign regulatory approvals for potential new products and maintaining its financial and management systems, procedures and controls.

Limited Domestic and International Marketing and Sales Experience

         The Company has shipped over 970 Arthroscopic System controller units and more than 82,000 ArthroWands through the end of the second quarter of 1997. The Company is marketing and selling its Arthroscopic System in the United States through a network of independent orthopedic distributors. These distributors sell orthopedic arthroscopy devices for a number of other manufacturers, and there can be no assurance that they will commit the necessary resources to effectively market and sell the Company's Arthroscopic System, or that they will be successful in closing sales with doctors and hospitals. The Company has offered its controller to these independent distributors at substantial discounts and may be required to continue to offer such discounts on its controller to generate demand for its ArthroWands. The inability to sell sufficient quantities of ArthroWands would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has signed distribution agreements with independent distributors to sell and market the Arthroscopic Systems in Europe, Australia, Mexico, Brazil, Argentina and Korea. In other international markets, the Company intends to collaborate with one or more marketing partners to establish marketing and distribution channels for the Arthroscopic System and to assist with regulatory requirements in such distributors' jurisdictions. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the Company may vary from country to country.

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

Limited Manufacturing Experience

         The Company's manufacturing operations consist of an in-house assembly operation for the manufacturing of ArthroWands. The Company has manufactured and sold approximately 82,000 ArthroWands through the end of the second quarter of 1997. As a result, the Company has limited experience manufacturing the ArthroWands in the volumes necessary for the Company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at commercially reasonable cost. In April 1995, the Company filed an application with the State of California for a license to manufacture medical devices. In September 1995, the State of California required the Company to cease shipping products until a manufacturing license was obtained, and the FDA, following a Good Manufacturing

Practices ("GMP") audit, instructed the Company to correct certain record-keeping practices and enter into a written contract with the third party that sterilizes the ArthroWand. There can be no assurance that the Company will not encounter any further manufacturing difficulties, or that any of its contract manufacturers will not experience similar difficulties, including problems involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

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

History of Losses; Fluctuations in Operating Results; Losses Expected to
Continue

         The Company has experienced significant operating losses since inception and, as of June 28, 1997, had an accumulated deficit of $21.8 million. The Company expects to generate additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, increased research and development, and activities to support regulatory applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional discounts of the Company's products, re-use of the Company's disposable products, in addition to those detailed above. The Company's revenues and profitability will be critically dependent on whether it can successfully continue to market its Arthroscopic System. In addition, the Company's gross margins may be adversely affected due to the necessity to promote and sell its product at significantly reduced prices. There can be no assurance that significant profitability will ever be achieved.

Patents and Proprietary Rights

         The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its platform technology. The Company owns four issued United States patents, 18 pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Japan, Canada, Australia and New Zealand corresponding to three of the United States filings relating to its multielectrode technology. The initial patent is currently set to expire in 2008, and the other three issued patents are currently expected to expire between 2008 and 2012. Although the Company believes that the issued patents cover the core technology used in the Company's Arthroscopic System, none of the issued patents have specific arthroscopic claims. There can be no assurance that the patents that have been issued to the Company or any patents which may be issued as a result of the Company's United States or international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

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

Competition

         The arthroscopic medical device industry is intensely competitive. The Company competes with providers of laser systems, electrosurgical systems, manual instruments and power shavers. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than the Company. There can be no assurance that the Company can effectively compete against such competitors. In addition, there can be no assurance that these or other companies will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or noncompetitive.

         Smith & Nephew Endoscopy, Inc. (which owns Acufex Microsurgical, Inc. and Dyonics, Inc.), Bristol-Meyers Squibb Company (including its Linvatec division) and Stryker Corp. each have large shares of the market for manual instruments, power shavers and arthroscopes. These companies offer broad product lines, which they may offer as a single package; have substantially greater resources and name recognition than the Company; and frequently offer significant discounts as a competitive tactic. In addition, Pfizer Inc. (including its Valley Labs division) and Bristol-Meyers Squibb Company each have large shares of the market for electrosurgical systems, and Trimedyne, Inc. and Stryker Corp. each have large shares of the market for laser systems. The Company expects that competition from these and other well-established competitors will increase as will competition from start-up and development stage medical device companies such as Gyrus Medical Ltd., a company based in the United Kingdom, Electroscope Inc., a company based in Boulder, Colorado and Oratec Interventions, Inc., a company based in Menlo Park, California. The Company is aware that Mitek (a division of Johnson & Johnson) is marketing a bipolar electrosurgical tool developed by Gyrus Medical Ltd. Such competition could have a material adverse effect on the Company's business, financial conditions and results of operations.

Uncertainty of Approvals; Extensive Governmental Regulation

United States

         The Company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, recordkeeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification for non-exempt devices and adherence to GMPs or QS Regulations for most devices). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed devices), and generally require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if the proposed device is not substantially equivalent to a legally marketed Class I or Class II predicate device or if it is a Class III device for which the FDA has called for such applications.

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

         Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

         Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which the FDA must respond to a 510(k) notification. At this time, the FDA typically responds to the submission of a 510(k) notification within 150 to 200 days, but it may take longer. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the products that are the subject of the 510(k) notification.

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

         If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including, in many instances, preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately one year or more from the date of filing to complete.

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

Uncertainty Relating to Third-Party Reimbursement

         In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's Arthroscopic System and potential products, generally rely on third-party payers, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures, such as certain knee, shoulder, ankle, wrist, elbow and hip arthroscopic procedures.

         The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payers. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payers, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payers for procedures in which the Company's products are used or adverse changes in governmental and private third-party payers, policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty of New Product Development

         The Company has undertaken preliminary animal studies and development for the use of its ablation technology with its controller in urology, dermatology, periodontics and gynecology. The Company has received 510(k) premarket notifications for clearance to market tissue ablation products to treat certain urological, dermatological and periodontal conditions and has filed 510(k) premarket notification for clearance to market specific dermatological conditions. In addition, the FDA had indicated that 510(k) submissions for expanded dermatological conditions and gynecological conditions must be supported by clinical trials.

         Each of these products are at an early stage of development, and the Company will be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that PMAs or 510(k)s, if applied for, will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance. Failure by the Company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Control by Directors, Executive Officers and Affiliated Entities

         The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 46.11% of the Company's outstanding common stock. These stockholders, if acting together, will have significant influence over all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

Potential Volatility of Stock Price

         The stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the market price of the Company's common stock may be highly volatile. Factors such as variations in the Company's financial results, comments by security analysts, announcements of technological innovations or new products by the Company or its competitors, changing government regulations and developments with respect to FDA submissions, patents, proprietary rights or litigation may have a significant adverse effect on the market price of the common stock.

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

         The Stockholder Rights Plan and certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of the Company. This could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock. Certain provisions of the Company's Certificate of Incorporation and Bylaws allow the Company to issue preferred stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Stockholder Rights Plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's common stock.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The annual meeting of stockholders was held May 22, 1997. Matters voted on at that meeting were (i) the election of six directors and (ii) the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending January 3, 1998. Tabulation for each proposal and individual director were as follows.


 PROPOSAL I.  ELECTION OF DIRECTORS

         Directors                                 For            Withheld
         ---------                                 ---            --------
         Annette J. Campbell-White              7,355,318          18,716
         Phillip E. Eggers                      7,348,269          25,765
         John S. Lewis                          7,354,718          19,316
         C. Raymond Larkin, Jr.                 7,354,518          19,516
         Robert R. Momsen                       7,355,018          19,016
         Hira V. Thapliyal                      7,348,269          25,765

 PROPOSAL II.  RATIFICATION OF APPOINTMENT OF COOPERS & LYBRAND LLP

             For        Against    Abstained          No Vote
             ---        -------    ---------          -------
         7,368,122       4,116       1,796          1,419,719



ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K.

        a)  Exhibits

            (1) 3.2     Certificate of Incorporation of the Registrant.

            (1) 3.3     Bylaws of the Registrant.

            (1) 4.1     Specimen Common Stock Certificate.

            (1)10.1     Form of Indemnification Agreement between the Registrant and each of  its directors and officers.

            (1)10.2     Incentive Stock Plan and form of Stock Option Agreement thereunder.

            (1)10.3     Director Option Plan and form of Director Stock Option Agreement thereunder.

            (1)10.4     Employee Stock Purchase Plan and forms of agreements thereunder.

            (1)10.5     Form of Exclusive Distribution Agreement.

            (1)10.6     Form of Exclusive Sales Representative Agreement.

            (1)10.7     Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E.
                        Eggers, and amendment thereto.

            (1)10.8     Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers &
                        Associates, Inc., and amendment thereto.

            (1)10.9+    Development and Supply Agreement, dated March 1, 1994, between the Registrant and
                        SeaMed Corporation.

            (1)10.10    Lease Agreement, dated September 15, 1994, between Registrant and The Arrillaga
                        Foundation and the Perry Foundation for the Registrant's facility located at 595 North
                        Pastoria Avenue, Sunnyvale, California 94086.

            (1)10.11    Employment Letter Agreement, dated October 21, 1994, between the Registrant and Allan
                        Weinstein and amendment thereto.

            (1)10.12    Purchase Assistance Promissory Note, dated January 19, 1995, between Registrant and Allan Weinstein.

            (1)10.13    Sublease Agreement, dated February 1, 1995, between Registrant and Guided
                        Medical Systems, Inc. for the Registrant's former facility at 453   Ravendale
                        Drive, Mountain View, California, 94043.

            (1)10.14    Mortgage Assistance Promissory Note Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.

            (1)10.15    Restricted Stock Purchase and Security Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.


            (1)10.16    Employment Letter Agreement, dated July 18, 1995, between the Registrant and
                        Robert T. Hagan.

            (1)10.17    Restricted Stock Purchase and Security Agreement, dated August 1, 1995, between the Registrant and Robert T. Hagan.

            (1)10.18    Employment Letter Agreement, dated September 3, 1995, between the Registrant and A. Larry Tannenbaum.

            (1)10.19+   Radiation Services Agreement, dated September 13, 1995, between the Registrant and SteriGenics International.

            (1)10.20    Amended and Restated Stockholder Rights Agreement, dated October 16, 1995, between the Registrant and certain holders of the Registrant's securities.

            (1)10.21    Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers,
                        Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant.

            (2)10.22    Preferred Stock Rights Agreement, dated November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A.

            (3)10.23+   Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and
                        Arthrex, Gmbh.

               10.24++  Employment Letter Agreement, dated June 20, 1997, between the Registrant and
                        Michael A. Baker.

               11.1     Computation of Net Loss per Share.

               27.1     Financial Data Schedule.


(1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453).

(2) Incorporated here in by reference to exhibit 5 previously filed with the Registrant's Registration Statement on Form 8-A (Registration No. 000-27422).

+     Confidential treatment granted.

(3) Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Quarterly Report on form 10-Q for the period ended March 29, 1997.

++    Confidential treatment requested.

         b) Reports on Form 8-K

         None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ARTHROCARE CORPORATION
                               a Delaware corporation

Date: August  8, 1997

                                /s/ A. LARRY TANNENBAUM
                               -------------------------------------------------
                               A. Larry Tannenbaum
                               Vice President, Finance & Administration, Chief Financial Officer and Assistant Secretary (Principal Financial Officer and Duly Authorized Officer)


Date: August  8, 1997

                               /s/ MICHAEL A. BAKER
                               -------------------------------------------------
                               Michael A. Baker.
                               President, Chief Executive Officer and Director

                                  EXHIBIT INDEX


Exhibit
Number                        Exhibit Description
-------                       -------------------
10.24++           Employment Letter Agreement dated June 20, 1997  between the
                  Registrant and Michael A. Baker.

11.1              Computation of Net Loss per Share.

27.1              Financial Data Schedule.

------
++Confidential treatment requested.