Form 10-Q
period 1997-09-27
ARTHROCARE CORP
filed 1997-11-10
CIK 1005010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

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

The number of shares outstanding of the registrant's common stock as of November 5, 1997 was 8,832,130.

Part 1.  Financial Information
Item 1.   Financial Statements

                             ARTHROCARE CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                   September 27,  December 28,
                                                   1997           1996
                                                   -------------  -------------
                                                   (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                             $11,591        $11,359
  Available-for-sale securities                           9,554         12,281
  Accounts receivable, net                                1,492          1,251
  Inventory                                               1,678            759
  Prepaid expenses and other current assets                 289            155
                                                   -------------  -------------
       Total current assets                              24,604         25,805

Property and equipment, net                               1,421          1,484
Related party receivables                                   744            298
Available-for-sale securities                             1,551          5,641
Other assets                                                 63             69
                                                   -------------  -------------
     Total assets                                       $28,383        $33,297
                                                   =============  =============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $1,341         $1,001
  Related party payables                                     26             54
  Accrued liabilities                                     1,820          1,245
  Capital lease obligation, current                          24             37
                                                   -------------  -------------
          Total current liabilities                       3,211          2,337

Capital lease obligation, net of current portion              4             21
Deferred rent                                               159            157
                                                   -------------  -------------
          Total liabilities                               3,374          2,515
                                                   -------------  -------------
Stockholders' equity:
  Common stock                                                9              9
  Additional paid in capital                             48,971         48,862
  Notes receivable from stockholders                        (92)           (92)
  Deferred compensation                                    (268)          (388)
  Accumulated deficit                                   (23,674)       (17,618)
  Unrealized gain on available-for-sale securities           63              9
                                                   -------------  -------------
          Total stockholders' equity                     25,009         30,782
                                                   -------------  -------------
     Total liabilities and stockholders' equity         $28,383        $33,297
                                                   =============  =============

               The accompanying notes are an integral part of the
                         condensed financial statements

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                            Three Months Ended           Nine Months Ended
                                        ---------------------------  ---------------------------
                                        September 27, September 28,  September 27, September 28,
                                        1997          1996           1997          1996
                                        ------------- -------------  ------------- -------------
Net sales                                     $3,366        $1,574         $8,459        $4,139
Cost of sales                                  2,201         1,365          5,874         3,666
                                        ------------- -------------  ------------- -------------
Gross margin                                   1,165           209          2,585           473
                                        ------------- -------------  ------------- -------------
Operating expenses:
   Research and development                    1,076           830          2,829         2,644
   Sales and marketing                         1,607         1,056          4,358         2,586
   General and administrative                    713           648          2,531         1,751
                                        ------------- -------------  ------------- -------------
        Total operating expenses               3,396         2,534          9,718         6,981
                                        ------------- -------------  ------------- -------------
Loss from operations                          (2,231)       (2,325)        (7,133)       (6,508)
Interest and other income, net                   331           393          1,077         1,100
                                        ------------- -------------  ------------- -------------
Loss before income tax provision              (1,900)       (1,932)        (6,056)       (5,408)
Income tax provision                           --            --             --                2
                                        ------------- -------------  ------------- -------------
Net loss                                     ($1,900)      ($1,932)       ($6,056)      ($5,410)
                                        ============= =============  ============= =============

Net loss per share                            ($0.22)       ($0.22)        ($0.69)       ($0.67)
                                        ============= =============  ============= =============

Shares used in per share calculation           8,812         8,714          8,801         8,057
                                        ============= =============  ============= =============

               The accompanying notes are an integral part of the
                         condensed financial statements

                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                     ----------------------------
                                                     September 27,  September 28,
                                                     1997           1996
                                                     -------------  -------------
Cash flows from operating activities:
   Net loss                                               ($6,056)       ($5,410)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                         457            278
        Write-off of property and equipment                   --             237
        Amortization of deferred compensation                 120            121
        Provision for doubtful accounts                        74             87
        Provision for excess and obsolete inventory           277             64
        Deferred rent                                           2             14
        Changes in operating assets and liabilities:
          Accounts receivable                                (315)        (1,019)
          Related party receivables                           --             (56)
          Inventory                                        (1,196)          (570)
          Prepaid expenses and other current assets           (80)           635
          Accounts payable                                    312           (239)
          Accrued liabilities                                 575            561
          Other assets                                          6            (20)
                                                     -------------  -------------
           Net cash used in operating activities           (5,824)        (5,317)
                                                     -------------  -------------
Cash flows from investing activities:
   Purchases of property and equipment                       (394)          (842)
   Net maturities (purchases) of
        available-for-sale securities                       6,871        (18,465)
                                                     -------------  -------------
           Net cash provided by (used in) investing
               activities                                   6,477        (19,307)
                                                     -------------  -------------
Cash flows from financing activities:
   Repayment of capital leases                                (30)           (20)
   Issuance of notes receivable                              (500)           --
   Proceeds from issuance of Common Stock                     109         31,937
                                                     -------------  -------------
           Net cash provided by (used in) financing
               activities                                    (421)        31,917
                                                     -------------  -------------
Net increase in cash and cash equivalents                     232          7,293
Cash and cash equivalents, beginning of period             11,359          4,774
                                                     -------------  -------------
Cash and cash equivalents, end of period                  $11,591        $12,067
                                                     =============  =============
Supplemental schedule of non-cash investing and
      financing activities:
   Issuance of common stock on conversion of
      preferred stock                                   $     --         $15,704
   Net unrealized gain on
      available-for-sale securities                           $54            $19

               The accompanying notes are an integral part of the
                         condensed financial statements

                             ARTHROCARE CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation (the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. The notes to the financial statements contained in the Form 10-K for the year ended December 28, 1996 should be read in conjunction with these condensed financial statements. The balance sheet at December 28, 1996 was derived from audited financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

2.  Computation of Per Share Data

        The per share data is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and common equivalent shares issued by the Company during the twelve months preceding the initial public offering at prices substantially below the initial public offering price have been included in the calculations as if they were outstanding for all of the periods prior to February, 1996 (using the treasury stock method and the public offering price per share).

3.  Components of Inventory (in thousands):

                                        September 27,   December 28,
                                        1997            1996
                                        ------------    ------------
                                        (Unaudited)
Inventory:
   Raw materials                               $534            $345
   Work-in-progress                             295              32
   Finished goods                               849             382
                                        ------------    ------------
Total                                        $1,678            $759
                                        ============    ============


4.  Recent Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS
128), Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and will be effective for the Company's fiscal year 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's earnings per share.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year 1998, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's reporting of results of operations.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS
131), Disclosure about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1998, and requires that comparative information from earlier years to be restated to conform to requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

PART 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Since commencing operations in April 1993, ArthroCare Corporation (the "Company" or "ArthroCare") has primarily engaged in the design, development, clinical testing, manufacturing, and sale of its Arthroscopic System. The Arthroscopic System consists of a disposable, bipolar ArthroWand, a radio frequency controller that powers the ArthroWand and a cable that connects the ArthroWand to the controller. The ArthroWand, using its Coblation (trademark) technology, removes soft tissue with minimal damage to surrounding healthy tissue, and simultaneously achieves hemostasis (sealing of small bleeding vessels).

The Company has a limited history of operations. The Company received clearance of its 510(k) premarket notification from the United States Food & Drug Administration (FDA) in March 1995 to market its Arthroscopic System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The Company has since received clearance for use in the wrist and hip.
In December 1995, the Company commercially introduced its Arthroscopic System through a network of distributors in the United States. The Company's arthroscopic strategy includes placing controllers that are intended to generate future wand revenues. The Company's long-term strategy includes applying its proprietary platform technology to a range of other soft tissue surgical procedures including the fields of urology, dermatology and dentistry. In that regard, the Company has received 510(k) clearance for use of its technology in the fields of urology, dental surgery, general dermatology and general surgery. The
Company has received approval of an investigational device exemption (IDE) to conduct a clinical study on a specific dermatological indication. Following the completion of the study, the Company plans to submit a 510(k) application to the FDA.
There can be no assurance that the Company's applications for other systems under development will be cleared by the FDA on a timely basis, if at all, or that these products or any of the Company's products, if cleared for marketing, will ever achieve commercial acceptance. See "Additional Factors that Might Affect Future Results -- Uncertainty of New Product Development",
"-- Limited Domestic and International Marketing and Sales Experience" and " -- Uncertainty of Approvals; Extensive Governmental
Regulation."

Statements in this Quarterly Report on Form 10-Q which express that the Company "believes", "anticipates" or "plans to..." as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein including, in particular, those factors described under "Additional factors that might affect future results" and other risks and uncertainties in the documents incorporated herein by reference.



Results of Operations
                             ARTHROCARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three Months Ended                      Nine Months Ended
                                  --------------------------------------  -------------------------------------
                                  September 27,   September 28,     %     September 27,  September 28,     %
                                  1997       %    1996       %     Chg    1997       %   1996       %     Chg
                                  -------- ------ -------- ------ ------  -------- ----- -------- ------ ------
Net sales                          $3,400    100%  $1,574    100%   116%   $8,493   100%  $4,139    100%   105%
Cost of sales                       2,300     68%   1,365     87%    68%    5,973    70%   3,666     89%    63%
                                  --------        --------                --------       --------
Gross margin                        1,100     32%     209     13%   426%    2,520    30%     473     11%   433%
                                  --------        --------                --------       --------
Operating expenses:
   Research and development           850     25%     830     53%     2%    2,603    31%   2,644     64%    -2%
   Sales and marketing              1,500     44%   1,056     67%    42%    4,251    50%   2,586     62%    64%
   General and administrative         950     28%     648     41%    47%    2,768    33%   1,751     42%    58%
                                  --------        --------                --------       --------
        Total operating expenses    3,300     97%   2,534    161%    30%    9,622   114%   6,981    168%    38%
                                  --------        --------                --------       --------
Loss from operations               (2,200)   -65%  (2,325)  -148%    -5%   (7,102)  -84%  (6,508)  -157%     9%
Interest and other income, net        325     10%     393     25%   -17%    1,071    13%   1,100     26%    -3%
                                  --------        --------                --------       --------
Loss before income tax provision   (1,875)   -55%  (1,932)  -123%    -3%   (6,031)  -71%  (5,408)  -131%    12%
Income tax provision                   --      0%      --      0%   n/m        --     0%       2      0%   n/m
                                  --------        --------                --------       --------
Net loss                          ($1,875)   -55% ($1,932)  -123%    -3%  ($6,031)  -71% ($5,410)  -131%    11%
                                  ========        ========                ========       ========

Revenues

        For the three month period ended September 27, 1997, revenues were $3.4 million as compared to $1.6 million for the three month period ended September 28, 1996. The $1.8 million increase was primarily due to higher unit volume wand sales resulting from a larger installed base of controllers. Higher unit volume controller sales also contributed to the increase. The increase wand sales were partially offset by lower controller average selling price (ASP) as compared to the year ago quarter.

Revenues for the nine month period ended September 27, 1997 were $8.5 million as compared to $4.1 million for the nine month period ended September 28, 1996. The $4.3 million increase was due primarily to higher unit volume wand sales resulting from a larger installed base of controllers. Higher controller unit volume sales and slightly higher wand ASP also contributed to the increase. The increased revenues in the 1997 period were partially offset by decreased controller revenues resulting from initial dealer stocking orders in the first two quarters of 1996 that did not recur in the 1997 period.

The Company's strategy in arthroscopy is to increase the installed base of controllers by offering aggressive promotional programs which bundle a discounted controller with a minimum wand purchase and first year wand purchase commitment. This strategy has had an adverse impact on controller revenue, controller ASP and gross margins, partially offsetting the positive impact of increased wand sales.

During the third quarter of 1997, the installed base of controllers increased by over 300 units to a total installed base of more than 1,250 units. This installed base of controllers generated sales of more than 25,000 wands during the third quarter of 1997.

Overall, wands were sold at or near list price during the third quarter and for the first nine months of 1997. The wand ASP was higher in the three month period ended September 27, 1997 than in the three month period ended September 28, 1996 due to the large number of wands sold to dealers at discounts in the prior year quarter as dealers stocked initial inventory. The same was true for the nine month period ended September 27, 1997 as compared to the nine month period ended September 28, 1996. The Company expects international sales of wands at discounted prices to reduce wand ASP in the future.

During the three and nine month periods ended September 27, 1997, controller ASP was adversely impacted by promotional programs which offer discounted controller prices when packaged with volume wand purchases or purchase commitments. In the three and nine month periods ended September 28, 1996, the controller ASP was higher as dealers were purchasing their demonstration controllers and the current controller promotional programs were not being offered. The Company expects to continue these promotional programs as a strategy to increase controller placements which could result in increased wand sales.


Wands and controllers as percentage of total revenues:

                  Three Months Ended           Nine Months Ended
              ---------------------------  ---------------------------
              September 27, September 28,  September 27, September 28,
              1997          1996           1997          1996
              ------------- -------------  ------------- -------------
Wands                   89%           84%            91%           73%

Controllers             11%           16%             9%           27%


The revenue mix between wands and controllers in the three month period ended September 27, 1997 was approximately 89% wands and 11% controllers. During the three month period ended September 28, 1996 the approximate mix of wands and controllers was 84% wands and 16% controllers. During the nine month period ended September 27, 1997 the revenue mix was approximately 91% wands and 9% controllers. During the nine month period ended September 28, 1996, the revenue mix was approximately 73% wands and 27% controllers. The increasing wand percentages in both periods compared with the year ago periods were due to increased wand sales and continued promotional pricing of controllers. This trend was slightly offset in the nine month period ended September 27, 1997 by initial stocking orders shipped to international dealers during the second quarter of 1997. The Company expects wand sales to remain the primary component of revenues in the future.

During the three and nine month periods ended September 27, 1997, revenues were heavily weighted towards sales to doctors and hospitals. The three and nine month periods ended September 28, 1996 were the Company's first full periods of shipments, and revenues were heavily weighted towards sales to dealers as they bought initial stocking inventory. The Company expects sales to doctors and hospitals to remain high as a percentage of overall sales in the future.

The Company believes that, in its first seven quarters of product shipments, it has penetrated over 3% of the arthroscopic surgical tools market in the United States and that approximately 60% of the Company's wand revenue is being generated by wands purchased for use in shoulder procedures. The Company believes that shoulder procedures are the fastest growing segment of the arthroscopic market, and knee procedures represent the largest segment of arthroscopic surgery in terms of the absolute number of procedures. In the quarter ended September 27, 1997, the Company estimates that approximately $1.2 million in wand revenues were generated by knee procedures. In order to achieve increasing wand sales over time, the Company must further penetrate the market for knee procedures. The Company has introduced additional wand styles including its new dome wands designed to be used in both knee and shoulder arthroscopic procedures. These are intended to increase wand sales in both markets. There can be no assurance that those wand styles will be adopted by doctors.

The Company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue. See "Additional Factors that Might Affect Future Results -- Uncertainty of Market Acceptance" and "-- Limited Domestic and International Marketing and Sales Experience."


Cost of Sales

        Cost of sales was $2.2 million, or 65% of sales for the three months ended September 27, 1997. During the three month period ended September 28, 1996, cost of sales was $1.4 million or 87% of sales. Cost of sales for the nine month period ended September 27, 1997 was $5.9 million or 69% of sales. During the nine month period ended September 28, 1996, cost of sales was $3.7
million or 89% of sales.   As a percentage of sales, cost of sales
decreased as the fixed and semi-fixed costs were spread over higher wand manufacturing volume resulting in improved manufacturing efficiency. Improvements to the manufacturing process also reduced costs by improving efficiency. The $0.8 million and $2.2 million year over year cost of sales increases for the three and nine month periods, respectively, were due to higher volume wand and controller shipments.

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

Operating Expenses

        Research and development expense, which includes expenditures for regulatory compliance and quality assurance, was $1.1 million in the three months ended September 27, 1997, higher than the $0.8 million for the three month period ended September 28, 1996 due to an increase in staffing and related increased spending on parts and supplies in the current period. The increase was partially offset by lower spending on outside services as more research and development, regulatory affairs and clinical studies were performed by in-house staff. The $0.2 million increase to $2.8 million for the nine month period ended September 27, 1997 from $2.6 million for the nine month period ended September 28, 1996 was also due to an increase in staffing partially offset by a decrease in spending on outside services.

The Company believes that continued investment in its platform technology is essential if it is to maintain its competitive position. On July 9, 1997 the Company announced the appointment of Dr. Hira V. Thapliyal, the Company's co-founder, as its Chief Technology Officer. As Dr. Thapliyal focuses his attention in this area, the Company expects to continue to make substantial expenditures on new product development, regulatory affairs, clinical studies, and to increase research and development spending and headcount. See "Additional Factors that Might Affect Future Results -- Competition."

Sales and marketing expense increased substantially to $1.6 million in the three month period ended September 27, 1997 from $1.1 million in the three month period ended September 28, 1996. During the nine month period ended September 27, 1997 sales and marketing expense was $4.4 million as compared to $2.6 million for the nine month period ended September 28, 1996. The increases were primarily due to higher dealer commissions resulting from increased sales and higher promotional, staffing and trade show expenses due to a higher level of sales and marketing activity.

The Company currently anticipates that sales and marketing spending will continue to increase due to dealer commissions, promotional, demonstration and sample expenses, and additional investment in sales, marketing and support staff necessary to market its products.

General and administrative expense increased to $0.7 million for the three month period ended September 27, 1997 from $0.6 million for the three month period ended September 28, 1996 due to increased staffing. Higher expenditures also include the cost of business development activities, insurance and expense necessary to expand the corporate infrastructure. General and administrative expense increased for the nine month period ended September 27, 1997 to $2.5 million from $1.8 million for the nine month period ended September 28, 1996 for similar reasons. The Company expects that general and administrative expense will continue to increase as the Company further expands its staffing, business development activities and other support operations.

Interest and Other Income

Net interest and other income decreased to $0.3 million for the three month period ended September 27, 1997 from $0.4 million in the three month period ended September 28, 1996 due to investments being converted to cash for use in the business over time. During the nine month period ended September 27, 1997 and the nine month period ended September 28, 1996, interest and other income was $1.1 million. The Company expects that interest income will decrease as investments are reduced to meet the cash needs of the business.

Net Loss

Net loss was $1.9 million for the three month period ended September 27, 1997 compared to $1.9 million in the three month period ended September 28, 1996. The higher operating expenses and, lower interest income which resulted from increased business activities associated with supporting a higher revenue, were offset by an improved gross margin.

Net loss for the nine months ended September 27, 1997 were $6.1 million as compared to $5.4 million for the nine month period ended September 28, 1996. The increased loss is due to substantially the same reasons as for the three month period except that the higher operating expense was only partially offset by an improved gross margin.

Liquidity and Capital Resources

At September 27, 1997, the Company had $21.4 million in working capital and its principal sources of liquidity consisted of $22.7 million in cash, cash equivalents, and available-for-sale securities which include long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. The available-for-sale securities consist mainly of preferred stock, corporate notes, commercial paper, corporate bonds and U.S. government securities.

The Company's cash used in operating activities increased to $5.8 million for the nine month period ended September 27, 1997 from $5.3 million for the nine month period ended September 28, 1996 due to increased inventory and accounts receivable levels in the 1997 period. This was offset by increased trade accounts payable levels.

Accounts receivable of $1.5 million as of September 27, 1997 were slightly higher than the December 28, 1996 balance of $1.3 million due to higher sales at an improved rate of collections from customers. The Company expects accounts receivable to increase in the future in line with growing sales and longer terms on international sales.

Inventories increased to $1.7 million as of September 27, 1997 compared to $759,000 as of December 28, 1996 due to the higher level of manufacturing activity in support of higher sales and new product introductions. The Company expects future inventory levels to grow in absolute value.

As of September 27, 1997, net property and equipment of $1.4 million was relatively unchanged from $1.5 million at December 28, 1996. In the remainder of 1997, the Company has planned but has not committed to approximately $88,000 in capital expenditures consisting primarily of computers, computer networking equipment and molds.

The Company plans to finance its capital needs principally from cash, cash equivalents, and available-for-sale securities which include long-term available-for-sale securities and related interest, existing capital resources and to the extent available, lines of credit. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The Company believes that its current cash, cash equivalents and available-for-sale securities, together with interest thereon and the Company's existing capital resources, will be sufficient to fund its operations at least through fiscal 1998. The Company's future liquidity and capital requirements will depend on numerous factors including the Company's success of commercializing the Arthroscopic System, the ability of the Company's suppliers to continue to meet the demands of the Company by providing sufficient quantities at current prices, obtaining and enforcing patents important to the Company's business, the status of regulatory approvals, and competition. There can be no assurance that the Company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and will be effective for the Company's fiscal year 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's earnings per share.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year 1998, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's reporting of results of operations.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS
131), Disclosure about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1998, and requires that comparative information from earlier years to be restated to conform to requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.



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

Dependence Upon Arthroscopic System

The Company commercially introduced the Arthroscopic System in December 1995 and by the quarter ended September 27, 1997, had reported 22 months of sales. The Arthroscopic System is the Company's only commercial product and will account for substantially all of the Company's revenue for the foreseeable future. As such, the Company is highly dependent on its Arthroscopic System. Currently, the majority of the Company's sales come from the United States. The Company has established distribution capability in Europe, Australia, Korea, Japan, Canada and parts of South and Central America. Before the Arthroscopic System can be sold outside these regions, the Company will have to obtain additional foreign regulatory approvals and establish additional distribution capability in other geographic regions.
If such regulatory approval is obtained, there can be no assurance that the Company will be able to establish a successful distribution capability.

Uncertainty of Market Acceptance

Physicians will not use the Company's products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. The Arthroscopic System was introduced in December 1995 and no independent published clinical reports exist to support the Company's marketing efforts, which may have an adverse effect on its ability to obtain physician acceptance. The Company believes that continued recommendations and endorsements by influential physicians are essential for market acceptance of its products. If the Arthroscopic System does not continue to receive broad-based physician acceptance and endorsement by influential physicians, the Company's business, financial condition and results of operations would be materially adversely affected.

Limited Operating History

The Company has a limited history of operations that, to date, has consisted primarily of research and development, product engineering, obtaining FDA clearance of its Arthroscopic System, developing a network of distributors in the United States to market the Arthroscopic System and 22 months of product sales.
The Company has started to realize revenues from the sale of its products, but continues to generate operating losses and anticipates generating losses in the future. Whether the Company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales of disposable ArthroWands from its distribution network, obtaining additional foreign regulatory approvals for the Arthroscopic System, obtaining domestic and foreign regulatory approvals for potential new products and maintaining its financial and management systems, procedures and controls.

Limited Domestic and International Marketing and Sales Experience

The Company has shipped over 1,200 Arthroscopic System controller units and more than 111,000 ArthroWands through the end of the third quarter of 1997. The Company is marketing and selling its Arthroscopic System in the United States through a network of independent orthopedic distributors. These distributors sell orthopedic arthroscopy devices for a number of other manufacturers, and there can be no assurance that they will commit the necessary resources to effectively market and sell the Company's Arthroscopic System, or that they will be successful in closing sales with doctors and hospitals. The Company has offered its controller to these independent distributors at substantial discounts and may be required to continue to offer such discounts on its controller to generate demand for its ArthroWands. The inability to sell sufficient quantities of ArthroWands would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has signed distribution agreements with independent distributors to sell and market the Arthroscopic Systems in Europe, Australia, Mexico, Brazil, Argentina, Canada, Japan and Korea. In other international markets, the Company intends to collaborate with one or more marketing partners to establish marketing and distribution channels for the Arthroscopic System and to assist with regulatory requirements in such distributors' jurisdictions. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the Company may vary from country to country.

No assurance can be given that the Company will successfully sell its product through its distributors in Europe, Australia, Mexico, Brazil, Argentina, Canada, Japan or Korea, that the Company will secure marketing partners for other international markets, successfully sell its Arthroscopic System in foreign markets or that any of its foreign distributors and marketing partners will commit the necessary resources to obtain additional necessary foreign regulatory approvals on behalf of the Company and successfully sell the Arthroscopic System in foreign markets.

Limited Manufacturing Experience

The Company's manufacturing operations consist of an in-house assembly operation for the manufacturing of ArthroWands.
The Company has manufactured and sold over 111,000 ArthroWands through the end of the third quarter of 1997. As a result, the Company has limited experience manufacturing the ArthroWands in the volumes necessary for the Company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at commercially reasonable cost. In April 1995, the Company filed an application with the State of California for a license to manufacture medical devices. In September 1995, the State of California required the Company to cease shipping products until a manufacturing license was obtained, and the FDA, following a Good Manufacturing Practices ("GMP") audit, instructed the Company to correct certain record-keeping practices and enter into a written contract with the third party that sterilizes the ArthroWand. There can be no assurance that the Company will not encounter any further manufacturing difficulties, or that any of its contract manufacturers will not experience similar difficulties, including problems involving production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

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

History of Losses; Fluctuations in Operating Results; Losses
Expected to Continue

The Company has experienced significant operating losses since inception and, as of September 27, 1997, had an accumulated deficit of $23.7 million. The Company expects to generate additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, increased research and development, and activities to support regulatory applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional discounts of the Company's products, re-use of the Company's disposable products, in addition to those detailed above. The Company's revenues and profitability will be critically dependent on whether it can successfully continue to market its Arthroscopic System. In addition, the Company's gross margins may be adversely affected due to the necessity to promote and sell its product at significantly reduced prices. There can be no assurance that significant profitability will ever be achieved.

Patents and Proprietary Rights

The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its platform technology. The Company owns six issued United States patents, over 20 pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Japan, Canada, Australia and New Zealand corresponding to four of the United States filings relating to its multi-electrode and Coblation (trademark) technology. The initial patent is currently set to expire in 2008, three issued patents are currently expected to expire between 2008 and 2012 and the other two patents are expected to expire between 2014 and 2016. The Company believes that the issued patents cover the core technology used in the Company's Arthroscopic System. There can be no assurance that the patents that have been issued to the Company or any patents which may be issued as a result of the Company's United States or international patent applications will provide any competitive advantages for the Company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products either in the United States or in international markets.

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

The Company has received clearance of 510(k) premarket notifications to market its Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. In addition, the Company received clearance of 510(k) premarket notifications to market products based upon its proprietary core technology to treat certain urological, dermatological, and periodontal conditions and for general surgery. There can be no assurance that the Company will be able to obtain necessary clearances or approvals to market any other products on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

International

International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The Company has obtained regulatory clearance to market the Arthroscopic System in Australia, Mexico, Canada and Europe but has not obtained any other international regulatory approvals permitting sales of its products outside of the United States. The Company intends to seek regulatory approvals in certain other international markets. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

In Europe, the Company and its third party manufacturers have received ISO 9001 certification and the CE mark for its Arthroscopic System. ISO 9001 certification standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules that require that medical products receive by mid-1998 the CE mark, an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain the CE mark will prohibit the Company from selling its products in Europe. ISO 9001 certification is one of the CE mark requirements. There can be no assurance that the Company will be successful in maintaining certification requirements.

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

Dependence on Single Contract Manufacturers and Sole Source
Suppliers

The Company subcontracts the manufacturing of its Model 970 controllers to a single contract manufacturer. The agreement between the Company and the contract manufacturer requires the Company to purchase all of its controllers from the contract manufacturer through July 1998. The Company and its contract manufacturer are required to operate in conformance with QS Regulation requirements, in order to produce products for sale in the United States, and ISO 9001 standards, in order to produce products for sale in Europe. There can be no assurance that the contract manufacturer will remain in compliance with QS Regulations or ISO 9001 standards. Any failure by the Company or its contract manufacturer to remain in compliance with QS Regulation or ISO 9001 standards could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is investigating alternative manufacturing for future controllers. In addition, the ArthroWand is sterilized by a single subcontractor, and the connector housings at each end of the cable are available only from a single source. There can be no assurance that an alternate contract manufacturer, sterilizer or connector housing supplier could be established if necessary or that available inventories would be adequate to meet the Company's product needs during any prolonged interruption of supply. A reduction or stoppage in supply of the sole-source component, or the Company's inability to secure an alternative contract manufacturer or sterilizer, if required, would limit its ability to manufacture the Arthroscopic System and would have a material adverse effect on the Company's business, financial condition and results of operations.

Although the Company believes that its contract manufacturer, subcontractors and suppliers are in compliance with applicable regulations, there can be no assurance that the FDA, or a state, local or foreign regulator, will not take action against a contract manufacturer, subcontractor or supplier found to be violating such regulations.

Uncertainty of New Product Development

The Company has undertaken preliminary animal studies and development for the use of its ablation technology with its controller in urology, dermatology and periodontics. The Company has received 510(k) clearance for use of its technology in the fields of urology, dental surgery, general dermatology and general surgery. The Company has received approval of an IDE to conduct a clinical study on a specific dermatological indication. Following the completion of the study, the Company plans to submit a 510(k) application to the FDA.

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

Control by Directors, Executive Officers and Affiliated Entities

The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 45% of the Company's outstanding common stock. These stockholders, if acting together, will have significant influence over all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 - K

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


    (1)10.11 Employment Letter Agreement, dated October 21, 1994, between the Registrant and Allan Weinstein and amendment thereto.

    (1)10.12 Purchase Assistance Promissory Note, dated January 19, 1995, between Registrant and Allan Weinstein.

    (1)10.13 Sublease Agreement, dated February 1, 1995, between Registrant and Guided Medical Systems, Inc. for the Registrant's former facility at 453 Ravendale Drive, Mountain View, California 94043.

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

    (2)10.22 Preferred Stock Rights Agreement, dated November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A.

    (3)10.23+ Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and Arthrex, Gmbh.

    (4)10.24++ Employment Letter Agreement, dated June 20, 1997, between the Registrant and Michael A. Baker.

       10.25++ Exclusive Distributor Agreement, dated August 21, 1997, between the Registrant and Kobayashi Pharmaceutical Company, Ltd.

       11.1     Computation of Net Loss per Share.

       27.1     Financial Data Schedule.

-------------------------

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

(4) Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Quarterly Report on form 10-Q for the period ended June 28, 1997.


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







                               ARTHROCARE CORPORATION
                               a Delaware corporation

Date: November 10, 1997


                               /s/ MICHAEL A. BAKER
                               -------------------------------------------------
                               Michael A. Baker
                               President, Chief Executive Officer, Director
                               and Chief Financial Officer
                               (Principal Financial Officer and Duly Authorized Officer)

                                  EXHIBIT INDEX




Exhibit
Number                        Exhibit Description
--------                     -------------------

10.25++ Exclusive Distributor Agreement, dated August 21, 1997, between the Registrant and Kobayashi Pharmaceutical Company, Ltd.

11.1            Computation of Net Loss per Share.

27.1            Financial Data Schedule.


-------------------------

++    Confidential treatment requested.