Form 10-K
period 1998-01-03
ARTHROCARE CORP
filed 1998-04-03
CIK 1005010

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission File Number
     January 3, 1998                                              0-27422

                             ARTHROCARE CORPORATION
             (Exact name of Registrant as specified in its charter)


                Delaware                                        94-3180312
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

As of March 4, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $133,445,790 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination

As of March 4, 1998, the number of outstanding shares of the Registrants' Common Stock was 8,896,386.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 1998 Annual Stockholders Meeting (the Proxy Statement) which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended January 3, 1998.

                                     PART I

ITEM 1.        BUSINESS.

This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to the ArthroCare Corporation ("ArthroCare" or "the company"). Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference, and those factors described under "Additional Factors that Might Affect Future Results"

OVERVIEW

ArthroCare develops, manufactures and markets surgical instruments based on its novel Coblation (TM) technology. ArthroCare's tools enable surgeons to ablate (remove) or shrink soft tissue and achieve hemostasis (sealing small bleeding vessels). ArthroCare's Coblation-based tools are designed to allow surgeons to operate on soft tissue with a high degree of precision and accuracy, and with minimal damage to surrounding tissues. The ArthroCare Arthroscopic System replaces the multiple surgical tools traditionally used in arthroscopic procedures with one multi-purpose, surgical system that consists of a controller unit and a series of disposable ArthroWand surgical tools specialized for particular types of surgery. In March 1995, the company received clearance of its 510(k) premarket notification to market the ArthroCare Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle and elbow. The company began shipping products for use in arthroscopic surgery of the shoulder and knee in December 1995. In July 1996, it received clearance of its 510(k) premarket notification to market its Arthroscopic System for use in arthroscopic surgery of the wrist and hip.

To date, the company's operations have consisted primarily of research and development, product engineering, seeking patent approvals on novel technology, obtaining FDA clearance of its Arthroscopic System, developing a network of distributors in the United States and abroad to market the Arthroscopic System, marketing and sales efforts and more than two years of product sales. The company has realized increasing revenues from the sale of its products, but continues to generate operating losses and anticipates generating losses in the future. Whether the company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales of disposable ArthroWands from its domestic and international distribution network, obtaining additional international regulatory approvals for the Arthroscopic System, obtaining domestic and international regulatory approvals for potential future products and maintaining its financial and management systems, procedures and controls.

COBLATION TECHNOLOGY

Coblation technology is ArthroCare's patented soft-tissue surgical technology upon which all the company's products are based. Coblation technology is a novel use of radio frequency energy characterized by precision, accuracy, ease of use and the capability of performing at a temperature lower than current traditional surgical tools.

Traditional electrosurgical tools have relied upon heat to essentially burn away targeted tissue, which often results in collateral thermal damage to tissue surrounding the surgical area. Even excimer lasers, which are cooler than other types of soft-tissue surgical tools, lack tactile feedback and therefore make it difficult for surgeons to control the depth of tissue penetration and also can lead to collateral tissue damage. Coblation technology employs a lower temperature process that minimizes the risk of thermal burn while increasing a surgeon's control and precision.

Coblation works through a cool process similar to that of excimer lasers. It uses the electrically conductive fluid employed in arthroscopic surgeries in the gap between the electrode and tissue. When electrical current is applied to this fluid, it turns into a charged layer of particles, called a plasma layer. Charged particles accelerate through the plasma and gain sufficient energy to break the molecular bonds within cells. This literally causes the cells to disintegrate molecule by molecule, so that tissue is volumetrically removed. But, because this effect is confined to the surface layer of the target tissue, there is minimal damage to surrounding tissue. An additional advantage is that, unlike excimer lasers, Coblation can be performed in a continuous mode. This results in much more efficient tissue removal.

In addition to achieving more precise tissue removal (or shrinkage) and less damage to collateral tissue, surgical tools based on Coblation technology can achieve hemostasis (sealing small bleeding vessels) near the surgical site, which reduces bleeding at the site.

Coblation technology is applicable to soft tissue surgery thoughout the body and the company is exploring its use in other non-arthroscopic indications.

The company commercially introduced the Arthroscopic System in December 1995 and by the year ended January 2, 1998, had reported 25 months of sales. The Arthroscopic System is the company's only commercial product and will account for substantially all of the company's revenue for the foreseeable future. As such, the company is highly dependent on its Arthroscopic System. Additionally, the company's potential products for non-arthroscopic indications are in various stages of development, and the company may be required to undertake time- consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that regulatory approval, if applied for, will be granted by the United States Food and Drug Administration ("FDA") on a timely basis, if at all, or that the potential products will ever achieve commercial acceptance.

THE ARTHROSCOPY MARKET

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

In 1996, approximately 2.2 million arthroscopic procedures were performed in the United States. According to industry sources, the number of arthroscopic procedures is growing due to patient demand for less invasive procedures as well as the increasing incidence of joint injuries caused by a greater emphasis on physical fitness and an aging population. Joints are susceptible to injuries from blows, falls or twisting, as well as from natural deterioration and stiffening associated with aging.

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

The advantages of arthroscopic surgery over open surgery are often significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits including reduced pain; treatment on an out-patient basis; reduced or eliminated hospitalization times; immediate joint mobility and less muscle atrophy; less surrounding tissue damage; lower rate of complications; and generally quicker rehabilitation. In addition, treatment on an out-patient basis and reduced operating time can significantly lower hospital costs.

Knee

The knee is the most commonly injured joint. In 1996, it accounted for approximately 1.5 million arthroscopic procedures in the United States. Damage to a meniscus - a pad of cartilage that helps cushion the knee joint - is a common form of knee injury. A meniscus can be torn by a twist of the leg when the knee is flexed, displaced either inward toward the center of the tibia (central shin bone) or outward beyond the surface of the femur (central thighbone), or worn down by normal aging. The knee is also susceptible to partial or complete tears of the ligaments and degeneration of the cartilage on the underside of the patella (knee cap). In addition, the cartilage covering the bony surfaces of the knee wears down with age and can become rough or tear loose from the bone, causing pain and interfering with smooth joint movement.

Shoulder

The shoulder joint, because of its range of motion, is susceptible to a number of injuries. In 1996, approximately 440,000 arthroscopic procedures in the shoulder were performed in the United States. The company believes that shoulder arthroscopy is the fastest-growing portion of the arthroscopy market. With repetitive motion and lifting of the arm, such as that which occurs during a tennis serve, the acromion (the "roof" of bone formed where the scapula, or shoulder blade, extends over the humerus, the bone of the upper arm) may pinch one of the shoulder muscles and cause persistent pain, known as a rotator cuff injury. This condition can be treated by strengthening exercises and physiotherapy; however, many rotator cuff injuries require surgical intervention. The company believes that a significant percentage of the population is born with an acromion that hooks over the humerus, making such individuals more susceptible to rotator cuff injuries.

Elbow, Ankle, Wrist and Hip

The elbow, ankle, wrist and hip joints are also susceptible to certain stress-related injuries and deterioration due to aging. In 1996, approximately 220,000 arthroscopic procedures were performed in the elbow, ankle and wrist, in the United States. The company believes that the current number of surgical procedures in the elbow, ankle, wrist and hip is relatively small due to the limitations on conventional arthroscopic surgical equipment.

CONVENTIONAL TREATMENT METHODOLOGIES: THE PROBLEM

Most arthroscopic procedures require the surgeon to probe, cut, sculpt, shape and cauterize (seal bleeding vessels) to achieve satisfactory results. Surgeons frequently use a combination of instruments when performing an arthroscopic procedure because each instrument is designed to perform a specific function. Use of an assortment of tools requires the surgeon to insert and remove each of the tools from the portals several times during the same procedure.

Surgical procedures can employ one or more of four groups of surgical instruments: (1) power or motorized instruments, such as cartilage and bone shavers; (2) mechanical instruments, such as basket punches, graspers and scissors; (3) electrosurgery systems (Bovie); or (4) laser systems.

Power instruments are generally used to smooth tissue and cartilage defects on the surface of the bones of the joint. The damaged tissue is removed from the joint using suction through a cannula surrounding the shaft of the tool, which can become obstructed by bits of tissue and bone. Power shavers have rotating cutters inside a tube and are not currently available in a wide variety of tip angles or sizes for the precise shaving of tissue. This prevents power shavers from being used in many areas of the joint.

Mechanical instruments are used primarily in meniscus removal by snipping away the unwanted tissue. Because mechanical tools must open and shut to operate, they cannot be used in small areas such as the back of the knee. In addition, mechanical tools must be resharpened at regular intervals and sterilized after each procedure.

Electrosurgery systems are primarily used to achieve hemostasis, which is necessary to minimize bleeding and maximize the arthroscopic surgeon's visibility of the procedure through the arthroscope. Bleeding occurs most commonly in shoulder arthroscopies. Electrosurgical systems contain two electrodes: the electrode tip held by the surgeon and a dispersive pad that rests under the patient's body. The metal electrode tip of the instrument, which resembles a pencil point, is placed on or near the bleeding vessel to be sealed. A generator connected to the electrode delivers high-frequency voltage that arcs between the electrode and the target tissue, sealing blood vessels in its vicinity. After arcing, the current travels through the remaining tissue of the patient, through the skin to the dispersive electrode pad, before being directed back to the generator. A non-conductive media such as sterile water is used in the surgical space so that the electricity is forced into the tissue instead of into the surrounding fluid. As a result of its conductivity, saline - the preferred irrigant - cannot be used during the procedure.

Laser systems are used to ablate tissue while achieving simultaneous hemostasis. Laser systems are not tactile tools, meaning that the surgeon cannot feel how much tissue is being ablated. The surgeon must be extensively trained to precisely position the laser to control the depth of tissue penetration to minimize unintended tissue damage. The company believes that laser tools have not received wide acceptance because of high cost, lack of tactile feedback for the surgeon and the required training and certification.

THE ARTHROCARE ARTHROSCOPIC SYSTEM

The company's Arthroscopic System is a high-frequency, surgical device intended to perform tissue ablation and simultaneous hemostasis. The company sells its Arthroscopic System for use in all six major joints: knee, shoulder, elbow, ankle, wrist and hip. Tissues such as meniscus, synovium, cartilage and ligaments can be ablated using the Arthroscopic System. In addition, the company's capsular shrinkage (CAPS) wand is used to shrink collagen in shoulder procedures.

The company's Arthroscopic System comprises an array of disposable bipolar multielectrode tools (ArthroWands), a connecting cable, foot pedal (or switch) and a radio frequency power controller. The System 2000 controller, approximately 14 inches by 11 inches by five inches, is used to deliver high-frequency power to the ArthroWands. To ablate different tissues or achieve hemostasis, the surgeon can control the voltage level using the foot pedal or keys on the front panel of the controller. The cable, which is approximately 10 feet in length, connects the System 2000 controller to the ArthroWand. Power is transmitted through the cable to the ArthroWand by depressing a foot pedal, thereby enabling surgeons to use the ArthroWand as a conventional probe as well as an instrument that ablates and achieves hemostasis (cauterize).

Accordingly, the surgeon using the Arthroscopic System need not remove and insert a variety of instruments to perform different tasks as is required when using conventional arthroscopic instruments. The ArthroWand is approved for sale in tip sizes 1.5 mm to 4.5 mm, and in tip angles ranging from 0 to 90 degrees. The company currently sells 14 models in various tip sizes, angles and shapes which enable the surgeon to ablate different volumes of tissue and to reach treatment sites not readily accessible by existing mechanical instruments and motorized cutting tools.

The company commercially introduced the Arthroscopic System in December 1995 and by the year ended January 3, 1998, had reported 25 months of sales. By the end of fiscal 1997, the company had shipped over 1,500 controller units. In addition, the company has sold more than 140,000 ArthroWands. The company has ramped up its manufacturing capabilities and from 1996 to 1997 it doubled ArthroWand volumes while maintaining high yields. During fiscal 1997, the company also began manufacturing the System 2000 controllers in-house, to maintain process control, manage availability and leverage fixed costs.

The Arthroscopic System is the company's only commercial product and will account for substantially all of the company's revenue for the foreseeable future. As such, the company is highly dependent on its Arthroscopic System. The company has established distribution capability in Europe, Australia, Korea, Japan, Canada and parts of South and Central America. Before the Arthroscopic System can be sold outside these regions, the company will have to obtain additional international regulatory approvals and establish additional distribution capability in other geographic regions. If such regulatory approval is obtained, there can be no assurance that the company will be able to establish a successful distribution capability.

Physicians will not use the company's products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. No independent published clinical reports exist to support the company's marketing efforts for its Arthroscopic Systems, which may have an adverse effect on its ability to obtain physician acceptance. The company believes that continued recommendations and endorsements by influential physicians are essential for market acceptance of its Arthroscopic System. If the Arthroscopic System does not continue to receive broad-based physician acceptance and endorsement by influential physicians, the company's business, financial condition and results of operations would be materially adversely affected.

ARTHROCARE'S PATENTED TECHNOLOGY

The ArthroCare Arthroscopic System is based on the patented Coblation core technology and is designed to achieve precise ablation of soft tissue and simultaneous hemostasis while minimizing damage to the surrounding healthy tissue. The company believes that its Coblation technology, and the surgical tools the company has built based on this technology, offer several advantages over other approaches to arthroscopic surgery. The company believes that Coblation technology enables surgeons to perform ablation, tissue shrinkage and hemostasis with a single set of tools, with minimal collateral tissue damage, with high degrees of accuracy and precision, with greater control and reproducible results and at a lower cost than other surgical alternatives. Further, the company believes that patients operated on using Coblation-based surgical tools experience improved outcomes compared to conventional surgical procedures, characterized by less pain, faster recovery and smoother resumption of pre-injury activities.

The company's bipolar, multielectrode configuration and power control system allow high-frequency electrical energy to be precisely focused on the surface of the tissue being treated. Using a bipolar array of electrodes eliminates the need to deliver energy through the surgical site to a dispersive electrode pad located outside the body, because the energy is directed from the tip of the probe to a return electrode contained on its shaft. The electric current travels a shorter distance from the electrode array to the target tissue before returning to the electrode on the shaft, allowing the Arthroscopic System to operate at lower voltages and at a lower temperature than conventional monopolar electrosurgical systems.

As illustrated below, the ArthroWand's energy is concentrated only at the tip of the electrodes. This configuration allows the energy to be focused on the surface layer of the tissue being ablated, thereby minimizing the risk of unwanted damage to surrounding healthy tissue. The controller provides power individually to each of the electrodes at the tip of the ArthroWand, enabling only those electrodes that come into contact with tissue to deliver sufficient energy to ablate tissue. During use, the high frequency current flows from the controller through each electrode to the tissue, returning to the controller via the return electrode on the shaft of the ArthroWand. The operation of a 90 degree ArthroWand is depicted below.

        [Illustration depicting the operation of an ArthroWand on Tissue]

The company's patented Coblation technology, delivered in the form of multielectrode, bipolar, electrosurgical tools, offers a number of benefits that the company believes may provide advantages over competing surgical methods and devices. The principal benefits include:

   - Ease of Use. The Coblation-based Arthroscopic System performs many of the functions of mechanical tools, power tools and electrosurgery instruments, allowing the surgeon to use a single instrument. The lightweight probe is simple to use and complements the surgeon's existing tactile skills without the need for extensive training.

   - Precision. In contrast to conventional tools, the Coblation-based Arthroscopic System permits surgeons to perform more precise tissue ablation and sculpting. The company believes this may result in more rapid patient rehabilitation.

   - Safety. Coblation technology, unlike most electrosurgical tools does not work by heating tissue. The company believes that cooler operation can lead to significant benefits for patients being treated with Coblation-based surgical tools, in the form of little or no collateral thermal burning of tissues near the surgical site. As a result, the company believes that patients are likely to experience less trauma and pain following surgery and might be able to recover more quickly to their pre-injury activity levels.

   - Simultaneous Ablation and Hemostasis. The Coblation-based Arthroscopic System efficiently seals small bleeding vessels during the tissue ablation process, which improves the surgeon's visibility of the operative site.

   - Cost Reduction. The Coblation Arthroscopic System eliminates the need to introduce multiple instruments to remove and sculpt tissue and seal small bleeding vessels. The company believes this may reduce operating time and thereby produce cost savings for health care providers.

Despite the benefits of the Arthroscopic System, there can be no assurance that doctors and surgical centers will buy the Arthroscopic System. In order to secure the benefits of the Arthroscopic Systems, however, a hospital or surgical center must procure and use a specifically designed controller to power the ArthroWand. At hospital sites or surgical centers where several arthroscopic procedures can be performed simultaneously, the procurement of multiple controllers is required. To date, the company has placed its controllers at substantial discounts in order to stimulate demand for its
Arthroscopic System.   In addition, motorized and mechanical instruments and
electrosurgery systems currently used by hospitals and surgical centers for arthroscopic procedures have a history of success and have become widely accepted by orthopedic surgeons. If physicians do not determine that the Arthroscopic System is an attractive alternative to conventional means of tissue ablation, the Arthroscopic System will not be acceptable, and the company's business, financial condition and results of operations would be materially adversely affected.

ARTHROCARE STRATEGY

The company's objective is to use its patented Coblation technology to design, develop, manufacture and sell innovative, clinically superior surgical devices for the arthroscopic surgical treatment of joint injuries and for the surgical treatment of other soft-tissue conditions throughout the body. The key elements of the company's strategy to achieve this objective include:

   - Continue to Penetrate Existing Arthroscopic Surgical Instrument Market. The company's initial sales efforts are focused on marketing the company's products to orthopedic surgeons performing high-volume arthroscopy and to opinion leaders in orthopedic surgery.

   - Expand into New Arthroscopic Surgical Markets. The company encourages surgeons to use its Arthroscopic System to treat joints that have been primarily treated by open surgery, such as the shoulder, elbow and ankle. Because of the small size, varying shapes and tactile feel of the company's ArthroWand, the company believes surgeons will be able to arthroscopically access areas difficult to reach by conventional arthroscopic surgical tools. In addition, the company has introduced new products that expand the types of arthroscopic surgical procedures to which its Coblation technology can be applied. The CAPS wand to shrink collagen in shoulder joints and the small joint wands are an example of this expansion.

   - Target Key International Markets. The company has begun to market its Arthroscopic System in international markets. The company has signed agreements with marketing partners to assist with regulatory requirements and to market and distribute the Arthroscopic System in Europe, Japan and Australia.

   - Leverage Broadly Applicable Proprietary Technology. The company plans to leverage its proprietary Coblation technology by developing additional wands for use in a variety of non-arthroscopic soft tissue surgical procedures.

   - Structure Targeted Strategies to Commercialize the Platform Technology. While the company will continue to focus on the arthroscopy field, it will evaluate and plans to pursue additional applications of its technology in other promising fields. On a case-by-case basis, ArthroCare will determine the best strategy for entering these additional markets. In some cases, the company might choose to establish stable, long-term relationships with strong partners to address specific fields outside of arthroscopy. In select other areas, the company might bring products to market itself.

RESEARCH AND DEVELOPMENT

The company believes that its core Coblation technology is applicable to a range of soft-tissue surgical applications that can use a system substantially the same as the Arthroscopic System. The company expects to change the wand design to accommodate the specific requirements of the indications in various surgical fields. However, the company believes that the design, materials and manufacturing methods incorporated into the initial Arthroscopic System should be applicable to subsequent products and indications.

The company has undertaken preliminary animal studies and development for the use of its Coblation technology with its controller in several fields. The company has received 510(k) clearance for use of its technology in certain of these fields. The company has received approval of an investigational Device Exemption (IDE) to conduct a clinical study on a specific indication. Following the completion of this study, the company may submit a 510(k) application to the FDA.

Each of these potential products is in various stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that premarket applications (PMA) or 510(k) application, if applied for, will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance. Failure by the company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the company's business, financial condition and results of operations.

MANUFACTURING

The company's manufacturing operations consist of an in-house assembly operation for the manufacturing of ArthroWands, and a separate in-house operation for the manufacturing of the System 2000 controllers. The ArthroWand is manufactured by the company from several components. In 1997, the company ramped up its manufacturing capacity to double the production levels of ArthroWands compared to the previous year. Manufacture of the System 2000 controller, of which an earlier version was manufactured by a third party, was brought in-house in 1997 for the purposes of maintaining process control, managing availability, and leveraging fixed costs.

The company has no previous controller manufacturing experience as its previous controller model was manufactured under contract by another company. In December 1997 the company started manufacture and sale of its System 2000 controllers. Only a small number of controllers have been manufactured and sold. As a result, the company has limited experience manufacturing controllers in the volumes necessary for the company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at commercially reasonable cost. In addition, there can be no assurance that the company or its suppliers will not encounter any manufacturing difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

The company and its component suppliers are required to operate in conformance with Quality System Regulation (QS Regulations) requirements, in order to produce products for sale in the United States, and ISO 9001 standards, in order to produce products for sale in Europe. There can be no assurance that the company or its component suppliers will remain in compliance with QS Regulations or ISO 9001 standards. Any failure by the company or its component suppliers to remain in compliance with QS Regulation or ISO 9001 standards could have a material adverse effect on the company's business, financial condition and results of operations. In addition, the ArthroWand is sterilized by a single subcontractor, and the connector housings at each end of the cable are available only from a single source. There can be no assurance that an alternate sterilizer or connector housing supplier could be established if necessary or that available inventories would be adequate to meet the company's product needs during any prolonged interruption of supply. A reduction or stoppage in supply of the sole- source component, or the company's inability to secure an alternative sterilizer, if required, would limit its ability to manufacture the Arthroscopic System and would have a material adverse effect on the company's business, financial condition and results of operations.

Although the company believes that its subcontractor, and component suppliers are in compliance with applicable regulations, there can be no assurance that the FDA, or a state, local or international regulator, will not take action against the subcontractor or a component supplier found to be violating such regulations.

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

 The company had shipped more than 1,500 Arthroscopic System controller units and more than 140,000 ArthroWands by the end of fiscal 1997. The company is marketing and selling its Arthroscopic System in the United States through a network of independent orthopedic distributors. The company has more than 40 distributors representing more than 250 field sales representatives. The distributors are supervised by 6 sales managers who are employed by the company. The company expects that the network of distributors will market directly to more than 7,500 orthopedic surgeons who primarily perform arthroscopic surgery. As of the end of fiscal 1997, the company believes it has achieved approximately 5% share of the market for knee procedures and 25% share of .the market for shoulder procedures.

The company's distributors sell orthopedic arthroscopy devices for a number of other manufacturers, and there can be no assurance that they will commit the necessary resources to effectively market and sell the company's Arthroscopic System, or that they will be successful in closing sales with doctors and hospitals. The company has offered its controller to these independent distributors at substantial discounts and may be required to continue to offer such discounts on its controller to generate demand for its ArthroWands. The inability to sell sufficient quantities of ArthroWands would have a material adverse effect on the company's business, financial condition and results of operations.

In October 1996, the company signed a distribution agreement with Advanced Surgical Technologies Pty Ltd (AST), a large orthopedic distributor based in Australia, to exclusively sell the company's Arthroscopic System in Australia. In 1997, ArthroCare signed a distribution agreement with Arthrex, Inc., a leading provider of arthroscopic equipment and training to surgeons and hospitals worldwide, to distribute the company's products in Europe. Also in 1997, the company signed a distribution agreement with Kobayashi Pharmaceutical Co., Ltd., a 110-year-old, $1.5 billion health-care company, which will use its extensive medical device distribution operations to sell the company's products in Japan. The company has also signed agreements with regional distributors in Mexico, Brazil, Argentina and Korea.

If the company is successful in obtaining necessary regulatory approvals in additional international markets, it expects to establish a sales and marketing capability in those markets. In these international markets, the company intends to collaborate with one or more marketing partners to establish marketing and distribution channels for the Arthroscopic System. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the company may vary from country to country.

No assurance can be given that the company will successfully sell its product through its distributors in Europe, Australia, Mexico, Brazil, Argentina, Canada, Japan or Korea, that the company will secure marketing partners for other international markets, successfully sell its Arthroscopic System in global markets or that any of its international distributors and marketing partners will commit the necessary resources to obtain additional necessary international regulatory approvals on behalf of the company and successfully sell the Arthroscopic System in international markets.

PATENTS AND PROPRIETARY RIGHTS

The company's ability to compete effectively depends in part on developing and maintaining the proprietary aspects of its platform Coblation technology. The company owns ten issued United States patents, more than 30 pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Japan, Canada, Australia and New Zealand corresponding to eight of the United States filings relating to its Coblation technology. The initial patent is currently set to expire in 2008, three issued patents are currently expected to expire between 2008 and 2012 and the other six patents are expected to expire between 2014 and 2016. The company believes that the issued patents cover both the core technology used in the company's Arthroscopic System, including both multielectrode and single-electrode configurations of its wand tools, as well as the use of Coblation technology in specific surgical procedures.

The issued patents cover, among other things, systems and methods for applying radio frequency energy to tissue in the presence of electrically conductive fluid such as isotonic saline and blood; probes having an electrode array and a means to supply current independently to individual electrodes; and systems and methods for employing radio frequency energy in urological and cardiac procedures (e.g. transmyocardial revascularization of the heart). The pending patent applications include coverage for the fundamental tissue ablation and cutting technology as well as methods and apparatus for specific procedures.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. On February 13, 1998 the company filed a lawsuit (the "Lawsuit") against Ethicon, Inc. Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. alleging among other things, infringement of several of the company's patents. See Part I, Item 3 "Legal Proceedings" of this Annual Report on Form 10-K. The defense and prosecution of the Lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. The company believes that the Lawsuit is necessary and if others violate the proprietary rights of the company, further litigation may be necessary to enforce patents issued to the company, to protect trade secrets or know-how owned by the company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the company and significant diversion of effort by the company's technical and management personnel. An adverse determination in the Lawsuit or other litigation or interference proceedings to which the company may become a party could subject the company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the company to
cease using such technology.   Although patent and intellectual property
disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the company from manufacturing and selling its products, which would have a material adverse effect on the company's business, financial condition and results of operations.

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

The company believes that its Arthroscopic System, comprising the controller unit and disposable ArthroWands, presents a competitive pricing structure compared to alternative tools being used in arthroscopic procedures. The list price of the controller, including the cable, is approximately $14,500. The disposable ArthroWand, which can be used by surgeons as a conventional probe as well as to ablate soft tissue, collagen shrinkage and seal small bleeding vessels, have list prices ranging from of approximately $125-$195. Motorized cutting tools consist of a power source with list prices of approximately $8,000 to $10,000 and disposable tips, with list prices of approximately $60 to $80. Reusable mechanical tools have list prices of approximately $150 to $950 and it is not unusual for 30 (thirty) different shaped tools to be resterilized for each procedure. Neither motorized nor mechanical tools perform hemostasis, and therefore additional tools may need to be purchased for that purpose. Electrosurgical systems, used to stop the bleeding from small blood vessels during surgery, consist of a power source with list prices of approximately $4,000 to $9,000 plus a disposable tip with list prices of approximately $40 to $50, including a single-use, dispersive electrode pad. Electrosurgical systems are not generally used to cut or remove tissue. Laser systems, with list prices of approximately $80,000 to $125,000, are used in conjunction with disposable or reusable tips, with list prices of approximately $60 to $300, to ablate soft tissue and simultaneously achieve hemostasis.

Smith & Nephew Endoscopy, Inc. (which owns Acufex Microsurgical, Inc. and Dyonics, Inc.), Conmed Corporation (including its Linvatec unit) and Stryker Corp. each have large shares of the market for manual instruments, power shavers and arthroscopes. These companies offer broad product lines, which they may offer as a single package; have substantially greater resources and name recognition than the company; and frequently offer significant discounts as a competitive tactic. In addition, United States. Surgical, Corporation. (including its Valley Labs unit) and Conmed Corporation each have large shares of the market for electrosurgical systems, and Trimedyne, Inc. and Coherant. each have large shares of the market for laser systems. The company expects that competition from these and other well-established competitors will increase as will competition from start-up and development stage medical device companies such as Gyrus Medical Ltd., a company based in the United Kingdom, and Orotec Interventions, Inc., a company based in Menlo Park, California. The company is aware that Johnson & Johnson (including its Ethicon unit) is marketing a bipolar electrosurgical tool developed by Gyrus Medical Ltd. In order to successfully compete in the arthroscopic medical device industry, the company anticipates that it may have to continue to offer substantial discounts on its controller in order to increase demand for the disposable ArthroWand, and that such competition could have a material adverse effect on the company's business, financial condition and results of operations.

The company believes that the primary competition factors in the market for tissue ablation are precision, ease of use and price. The company further believes that its tissue ablation instruments are easier to use than current ablation instruments on the market while also providing the surgeon with a more precise and efficient means of ablating tissue at lower cost. In addition, the company's surgical system features a hemostasis mode and shrinks collagen. As a result, the company believes that its products compete favorably with respect to these factors, although no assurance can be given that they will be able to continue to do so in the future, or that new instruments that perform more favorably will not be introduced.

The company has received 510(k) premarket notifications for clearance to market tissue ablation products to treat certain urological, periodontal, dermatological, ear/nose/throat and general surgical conditions and has filed 510(k) premarket notification for clearance to market products for gynecological conditions; the FDA has indicated that the 510(k) submission for certain gynecological conditions must be supported by data from clinical trials. These fields are intensely competitive and no assurance can be given that these potential products, if approved, would be successfully marketed.

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

If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. If the FDA does not object to the IDE application within 30 days from filing of the application, human clinical trials may begin as defined in the IDE. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent Institutional Review Board ("IRB") established pursuant to FDA regulations, and with appropriate informed consent of the patient.

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

Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which FDA must respond to a 510(k) notification. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 to 120 days, but it may take longer. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the products that are the subject of the 510(k) notification.

The company has received clearance of 510(k) premarket notifications to market its Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. In addition, the company received clearance of 510(k) premarket notifications to market products based upon its proprietary core technology to treat certain other soft tissue conditions. There can be no assurance that the company will be able to obtain necessary clearances or approvals to market any other products on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

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

The PMA application approval process can be expensive, uncertain and lengthy.
A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's Good Manufacturing Practice (GMP) or QS Regulations requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

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

The company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS") and to list its products with the FDA. As such, the company is subject to inspections by both the FDA and the CDHS for compliance with the FDA's GMP or QS Regulations and other applicable regulations. These regulations require that the company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the company and the third party manufacturers of its products are required to comply with various FDA requirements for design, safety, advertising and labeling. There can be no assurance that the company or its component suppliers will not encounter any manufacturing difficulties, or that the company any of its subcontractors or component suppliers will not experience similar difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

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

For European distribution, the company has received ISO 9001 certification and the CE mark. ISO 9001 certification standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules requiring medical products to receive by mid-1998 the CE mark, an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain the CE mark will prohibit the company from selling its products in Europe. ISO 9001 certification in conjunction with demonstrated performance to the medical device directive is one of the alternatives available to meet the CE mark requirements. There can be no assurance that the company will be successful in maintaining certification requirements.

THIRD-PARTY REIMBURSEMENT

In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the company's Arthroscopic System and potential future products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic procedures performed using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures, such as certain knee and shoulder, ankle, wrist, elbow and hip arthroscopic procedures.

The company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. The company anticipates that in a prospective payment system, such as the diagnosis related group (DRG) system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the company's products. The company anticipates that hospital administrators and physicians will justify the use of the company's products by the attendant cost savings and clinical benefits that the company believes will be derived from the use of its products. However, there can be no assurance that this will be the case. Furthermore, the company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the company's products are used. Failure by physicians, hospitals and other users of the company's products to obtain sufficient reimbursement from health care payors for procedures in which the company's products are used or adverse changes in governmental and private third- party payors, policies toward reimbursement for such procedures would have a material adverse effect on the company's business, financial condition and results of operations.

If the company obtains the necessary international regulatory approvals , market acceptance of the company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government- sponsored health care and private insurance. The company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all.

PRODUCT LIABILITY AND INSURANCE

The development, manufacture and sale of medical products entail significant risks of product liability claims. The company's current product liability insurance coverage limits are $5,000,000 per occurrence and $5,000,000 in the aggregate. There can be no assurance that such coverage limits are adequate to protect the company from any liabilities it might incur in connection with the development, manufacture and sale of its Arthroscopic System and potential future products. In addition, the company may require increased product liability coverage if any potential future products are successfully commercialized. Product liability insurance is expensive and in the future may not be available to the company on acceptable terms, if at all. The company has been selling its product since December 1995 and has not experienced any product liability claims to date. However, a successful product liability claim or series of claims brought against the company in excess of its insurance coverage could have a material adverse effect on the company's business, financial condition and results of operations.

EMPLOYEES

As of January 3, 1998, the company had 108 employees. 51 people are engaged in manufacturing activities, 15 are engaged in research and development activities, 19 people are engaged in sales and marketing activities, 12 persons are engaged in regulatory affairs and quality assurance and 11 people are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and the company believes it maintains good relations with its employees.

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

FACILITIES

The company leases approximately 32,000 square feet in two neighboring buildings in Sunnyvale, California, which comprise the company's administrative offices and manufacturing and warehousing space. The company's lease for this facility extends through February 2002. The company believes that its existing facilities will be sufficient for its operational purposes through 1998.


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

History of Losses; Fluctuations in Operating Results; Losses Expected to
Continue

The company has experienced significant operating losses since inception and, as of January 3, 1998, had an accumulated deficit of $25.3 million. The company expects to generate additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, increased research and development, and activities to support regulatory applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional discounts of the company's products, re-use of the company's disposable products, in addition
to those detailed above.   The company's revenues and profitability will be
critically dependent on whether it can successfully continue to market its Arthroscopic System. In addition, the company's gross margins may be adversely affected due to the necessity to promote and sell its product at significantly reduced prices. There can be no assurance that significant profitability will ever be achieved.

Control by Directors, Executive Officers and Affiliated Entities

The company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 40% of the company's outstanding common stock. These stockholders, if acting together, will have significant influence over all matters requiring approval by the stockholders of the company, including the election of directors and the approval of mergers or other business combination transactions.

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


Item 2.        PROPERTIES

The company leases approximately 32,000 square feet in two neighboring buildings in Sunnyvale, California, which comprise the company's administrative offices and manufacturing and warehousing space. The company's two leases for these facilities extend through February 2002. The company believes that its existing facilities will be sufficient for its operational purposes through 1998.

Item 3.        LEGAL PROCEEDINGS

On February 13, 1998, the company filed a lawsuit against Ethicon, Inc. Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. ("the Defendants") in the United States District Court for the Northern District of
California.   The lawsuit alleges, among other things, that the Defendants have been and are currently infringing four patents issued to the company in December 1997. Specifically, the Defendants use, market and sell two separate electrosurgical systems under the names of "VAPR" and "VersaPoint" which infringe these patents. The company seeks: (1) a judgment that the Defendants have infringed these patents; (2) to preliminarily and permanently restrain and enjoin the Defendants from marketing and selling the VAPR and VersaPoint systems; and (3) an award of damages (including attorneys' fees) to compensate the company for lost profits, the damages to be trebled because of the Defendants' willful infringement. In addition, the company filed a motion on March 5, 1998 for preliminary injunction against the Defendants marketing and selling of the VAPR system.


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

EXECUTIVE OFFICERS

The executive officers of the company who are elected by and serve at the discretion of the Board of Directors and their ages are as follows:

        Name                Age                 Position
---------------------      ------     ------------------------------------
Michael A. Baker             39        President and Chief Executive Officer
Hira V. Thapliyal, Ph.D.     48        Chief Technical Officer
Robert T. Hagan              52        Vice President, Manufacturing
Christine E. Hanni           37        Vice President, Finance
                                       and Chief Financial Officer
Allan Weinstein              44        Vice President, Sales and Marketing


Michael A. Baker joined the company in July 1997 as President and Chief Executive Officer and Director, From 1989 to 1997, Mr. Baker held several positions in planning, corporate development and senior management at Medtronic, Inc. a $2.4 billion medical technology company specializing in implantable and invasive therapies. His most recent position at Medtronic, Inc., was Vice President, General Manager of Medtronic's Coronary Vascular Division based in San Diego, CA. From 1988 to 1989, Mr. Baker was a Management Consultant at The Carroll Group. From 1986 to 1988, Mr. Baker was the Corporate Development Officer at American National Bank & Trust Co. Prior to joining American National Bank & Trust Co., Mr. Baker served in the United States Army from 1981 to 1986 were he rose to the rank of Captain. Mr. Baker holds a bachelor degree from the United States Military Academy at West Point and an MBA from the University of Chicago.

Hira V. Thapliyal, Ph.D., a founder of the company, has served as Chief Technical Officer of the company since July 1997. Prior to July 1997, Dr. Thapliyal was President, Chief Executive and Officer of the company since its inception in April 1993. He has also been a Director of the company since April 1993. From 1989 to 1993, Dr. Thapliyal was President and Chief Executive Officer of MicroBionics, Inc., a privately held company developing an in-vivo continuous blood gas monitor. In 1986, Dr. Thapliyal founded Cardiovascular Imaging Systems, Inc. (CVIS) and served as its President until 1988. CVIS develops and markets catheters for ultrasonic intraluminal imaging of human arteries. From 1984 to 1986, Dr. Thapliyal was Vice President, Engineering of Devices for Vascular Interventions, Inc., a leader in marketing atherectomy systems for treatment of atherosclerotic disease. Dr. Thapliyal holds an M.S. degree in Electrical Engineering from University of Idaho and a Ph.D. in Materials Science & Engineering from Cornell University.

Robert T. Hagan joined the company in August 1995 as Vice President, Manufacturing. From October 1992 to July 1995, Mr. Hagan was retired. From October 1984 to September 1992, Mr. Hagan held several manufacturing oversight positions with Haemonetics Corporation, a manufacturer of blood processing equipment and sterile disposables. His most recent position at Haemonetics Corporation was Director of Advanced Manufacturing Technologies. Mr. Hagan holds a B.S. degree in Industrial Engineering from Tennessee Technology University.

Christine E. Hanni joined the company in January 1998 as Vice President, Finance and Chief Financial Officer. From 1992 until 1997, Ms. Hanni first served as Corporate Controller and then as Director of International Finance and Sales Administration of Target Therapeutics, Inc. (Target), a leading manufacturer of disposable medical devices for the treatment of various brain diseases. Prior to joining Target, she held several finance and accounting positions with Tandem Computers, Inc. including Marketing Accounting Manager. From 1983 to 1987 Ms. Hanni was an auditor for Coopers & Lybrand in San Jose, California and Portland, Oregon. Ms. Hanni holds a B.S. degree in Accounting from Southern Oregon University.

Allan Weinstein joined the company in January 1995 as Vice President, Sales and Marketing. From December 1982 to December 1994, Mr. Weinstein held various marketing positions with Acufex Microsurgical, Inc. (Acufex), a manufacturer of arthroscopic instruments. His most recent position at Acufex was Director of Sales, North and South America. Mr. Weinstein holds a B.A. degree in Communications from Seton Hall University.


DISCLOSURE WITH REGARD TO DELINQUENT FILINGS

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the company's directors and officers and persons who own more than 10% of a registered class of the company's equity securities, to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms submitted to it during the year ended January 3, 1998, the company believes that, during the Last Fiscal Year, its director and officer Michael A Baker failed to timely file one Form 3 disclosing shares of the company common stock aquired by Mr. Baker before he became a director and officer of the company.



                                     PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

The company's common stock trades publicly on The Nasdaq Stock Market under the symbol ARTC. The following table sets forth for the periods indicated, the quarterly high and low closing sales prices of the common stock on The Nasdaq Stock Market.


                                              HIGH        LOW
                                            ---------  ---------
 Year Ended December 28, 1996
--------------------------------------
 Quarter Ended March 30, 1996  (1)          $ 25.750   $ 16.875
 Quarter Ended June 29, 1996                $ 24.750   $ 14.813
 Quarter Ended September 28, 1996           $ 18.000   $  8.750
 Quarter Ended December 28, 1996            $ 11.000   $  6.750

 Year Ended January 3, 1998
--------------------------------------
 Quarter Ended March 29, 1997               $ 10.625   $  5.500
 Quarter Ended June 28, 1997                $  9.500   $  5.500
 Quarter Ended September 27, 1997           $ 14.750   $  8.625
 Quarter Ended January 3, 1998              $ 13.563   $  9.500


(1) Prior to February 5, 1996, there was no established public trading market for the common stock. Market prices presented for the quarter ended March 31, 1996 are for the period commencing February 5, 1996 and ending March 31, 1996.

As of March 4, 1998, there were no outstanding shares of Preferred Stock and 231 holders of record of 8,896,386 shares of outstanding Common Stock. The company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.


Item 6.        SELECTED FINANCIAL DATA

The following is a summary of the company's unaudited quarterly results for the eight quarters in the period ended January 3, 1998, the audited annual results for the years ended January 3, 1998, December 28, 1996, December 31, 1995 and 1994 and for the period from April 29, 1993 (date of inception) to December 31, 1993. In management's opinion, the quarterly results have been prepared on a basis consistent with the audited financial statements contained elsewhere herein, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the audited financial statements and notes thereto appearing on pages 21-38 of this report.

                                            Three Month Period Ended
                              --------------------------------------------------
                               March 29,    June 28,   September 27, January 3,
                                 1997         1997         1997         1998
                              -----------  -----------  -----------  -----------
                                     (in thousands, except per share data)

Statements of Operations Data:

Net sales                       $  2,261     $  2,832     $  3,366     $  4,337
Gross margin                         582          838        1,165        1,716
Operating expenses                 3,135        3,186        3,396        3,684
Net loss                          (2,167)      (1,989)      (1,900)      (1,632)
Net loss per common share and
per common share-assuming
dilution(1)                     $  (0.25)    $  (0.23)    $  (0.22)    $  (0.18)


                                            Three Month Period Ended
                              --------------------------------------------------
                               March 30,    June 29,  September 28,  December 28,
                                 1996         1996          1996         1996
                              -----------  -----------  -----------  -----------
                                   (in thousands, except per share data)

Net sales                       $  1,159     $  1,406     $  1,574     $  1,883
Gross margin                          94          170          209          307
Operating expenses                 2,098        2,349        2,534        3,008
Net loss                          (1,743)      (1,735)      (1,932)      (2,295)
Net loss per common share and
per  common share-assuming
dilution(1)                     $  (0.30)    $  (0.20)    $  (0.22)    $  (0.26)


(1) Per Share data has been restated to reflect the company's adoption of Statement of Financial Accounting Standard No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. See
Note 2 of the Financial Statements.

                                                                                           For The
                                                                                          Period From
                                                                                          April 29,
                                                                                             1993
                                                                                           (Date of
                                                      Year Ended                         Inception)
                                 ------------------------------------------------------       To
                                  January 3,   December 28,  December 31,  December 31,  December 31,
                                     1998          1996          1995          1994          1993
                                 ------------  ------------  ------------  ------------  ------------
                                                 (in thousands, except per share data)

Net sales                           $ 12,796      $  6,022      $    218      $     --      $     --
Gross margin                           4,301           780          (229)           --            --
Total operating expenses              13,401         9,989         6,940         2,247           857
Net loss                              (7,688)       (7,705)       (6,950)       (2,121)         (842)
Net loss per common share and per
common share-assuming dilution (1)     (0.87)        (0.97)        (1.82)        (0.64)        (0.51)


                                  January 3,   December 28,  December 31,  December 31,  December 31,
                                     1998          1996          1995          1994          1993
                                 ------------  ------------  ------------  ------------  ------------
                                                              (in thousands)
Balance Sheet Data:

Cash and cash equivalents           $  8,188      $ 11,359      $  4,774      $  2,599      $    993
Working capital                       20,342        23,468         5,119         2,467           858
Total assets                          26,675        33,297         7,800         2,917         1,048
Total stockholders' equity (2)        23,546        30,782         6,325         2,727           890


(1) Per Share data has been restated to reflect the company's adoption of Statement of Financial Accounting Standard No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. See
Note 2 of the Financial Statements.

(2) The company has not declared any cash dividends on its common stock since its inception and does not anticipate paying cash dividends in the foreseeable future.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes", "anticipates" or "plans to..." as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" and "Additional Factors That Might Affect Future Results" set forth in Part I of this Report as well as other risks and uncertainties in the documents incorporated herein by reference.

Since commencing operations in April 1993, ArthroCare Corporation (the company) has primarily engaged in the design, development, clinical testing, manufacturing and marketing of its Arthroscopic System. The Arthroscopic System uses the company's novel Coblation (TM) technology that allows surgeons to operate with increased precision and accuracy with minimal damage to surrounding tissue. It is currently being used in closed joint surgery including many types of knee and shoulder procedures. The Arthroscopic System consists of a disposable, bipolar ArthroWand, a radio frequency controller that powers the ArthroWand and a cable that connects the ArthroWand to the controller. The ArthroWand ablates (removes) soft tissue with minimal damage to surrounding healthy tissue and simultaneously achieves hemostasis (sealing of small bleeding vessels). After the close of the 1997 fiscal year, the company entered into a license agreement under which Boston Scientific Corporation will develop and market products based on the company's Coblation
(TM) technology for myocardial revascularization procedures.

The company received clearance of its 510(k) premarket notification from the United States Food and Drug Administration (FDA) in March 1995 to market its Arthroscopic System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The company has since received clearance for use in the wrist and hip. In December 1995, the company commercially introduced its Arthroscopic System through a network of distributors in the United States. In light of the for going, the company has a limited history of operations. The company's strategy includes placing with arthroscopic surgeons, controllers that are intended to generate future wand revenues. The company's long-term strategy includes applying its patented platform technology to a range of other soft tissue surgical procedures. The company has received 510(k) clearance for use of its technology in several fields and has received approval of an investigational device exemption (IDE) to conduct a clinical study which may result in the company submitting a 510(k) application to the FDA. There can be no assurance that any of the company's clinical studies will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all, or that the products, if cleared for marketing, will ever achieve commercial acceptance.

RESULTS OF OPERATIONS

The year ended January 3, 1998 was the company's second full year of product shipments. The company was in its development stage during the comparable year ended December 31, 1995.

                ArthroCare Corporation Statements of  Operations
                                 (in thousands)

                                                                For the Years Ended
                                                    ------------------------------------------
                                                     January 3,    December 28,   December 31,
                                                        1998           1996           1995
                                                    ------------   ------------   ------------
Net sales                                              $ 12,796       $  6,022       $    218
Cost of sales                                             8,495          5,242            447
                                                    ------------   ------------   ------------
Gross margin                                              4,301            780           (229)
                                                    ------------   ------------   ------------
Operating expenses:
   Research and development                               4,026          3,772          4,009
   Sales and marketing                                    6,263          3,635          1,351
   General and administrative                             3,112          2,582          1,320
   Non-recurring charge for acquired technology             --             --             260
                                                    ------------   ------------   ------------
Total operating expenses                                 13,401          9,989          6,940
                                                    ------------   ------------   ------------
Loss from operations                                     (9,100)        (9,209)        (7,169)
Interest and other expense, net                           1,413          1,505            219
                                                    ------------   ------------   ------------
Loss before income tax provision                         (7,687)        (7,704)        (6,950)
Income tax provision                                         (1)            (1)           --
                                                    ------------   ------------   ------------
Net loss                                               $ (7,688)      $ (7,705)      $ (6,950)
                                                    ============   ============   ============


Net Sales

Revenues for the year ended January 3, 1998 were $12.8 million compared to $6.0 million for the year ended December 28, 1996. The $6.8 million increase was due to higher unit volume wand and controller sales resulting from controller promotional programs and a larger installed base of controllers. The company was in its development stage during 1995 and shipped its first Arthroscopic System in December 1995. Revenues for the year ended December 31, 1995 were $0.2 million.

The company's strategy has been and continues to be to increase future wand sales by increasing the installed base of controllers through aggressive promotional programs. This strategy has and will continue to have an adverse impact on controller revenue and on gross margins, partially offsetting the positive impact of increased wand sales.

Overall, wands were sold at or near list price during the years ended January 3, 1998 and December 28, 1996. The company expects to sell wands at discounted prices to international dealers in the future.

For the years ended January 3, 1998 and December 28, 1996 wands sales comprised the vast majority of revenues. The company believes increased wand sales are a result of the company's strategic plan to build market share through continued promotional programs of controllers. The company expects wand sales to remain the primary component of revenues in the future.

The company believes that, in its second full year of product shipments, it has penetrated 15% to 20% of hospitals that perform arthroscopic procedures in the United States and that more than half of the company's wand revenue is being generated by wands purchased for use in shoulder procedures. The company believes that shoulder procedures are the fastest growing segment of the arthroscopic market and knee procedures represent the largest segment of the arthroscopic market. In order to achieve increasing wand sales over time, the company believes it must further penetrate the market for knee procedures.

The company has introduced additional wand styles including its new Turbo Dome wands designed to be used in both knee and shoulder arthroscopic procedures. In November 1997, the company introduced its System 2000 controller designed for more aggressive ablation and hemostasis. The company believes these features will increase wand sales in the market for knee and shoulder procedures. In addition, the company has introduced wand styles for small joint and for capsular shrinkage procedures. The new wand styles and the new System 2000 controller are intended to increase the market for the company's products. There can be no assurance that the use of these new products will be adopted by doctors.

The company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue.

Cost of Sales

Cost of sales for the year ended January 3, 1998 was $8.5 million, or 66% of sales. During the year ended December 28, 1996, cost of sales was $5.2 million, or 87% of sales. The company was in its development stage during 1995 and shipped its first Arthroscopic System in December 1995. Cost of sales for the year ended December 31, 1995 was $0.4 million. The $3.3 million increase in cost of sales for the year ended January 3, 1998 over the year ended December 28, 1996 was due to increased shipments of both wands and controllers. Cost of sales as a percentage of sales decreased 21 percentage points during the year ended January 3, 1998 as compared to the year ended December 28, 1996 resulting from the fixed and semi-fixed costs being spread over higher manufacturing volume. Improvements to the manufacturing process also reduced costs by improving efficiency.

In 1997 the company made a strategic decision to manufacture its new System 2000 controller in-house and introduced this new product in November 1997. While the shipments of System 2000 controllers did not have a material impact on controller cost or gross margin in the year ended January 3, 1998, the company believes it can reduce controller unit cost in the future by manufacturing the new controller in-house. However, there can be no assurance that the company will be able to achieve this objective.

The improvement in gross margin in 1997 includes the effect of the controller promotional programs. The company believes that if its promotional programs maintain the same or higher number of wands bundled with a discounted controller, and if the demand for disposable wands increases over a growing installed base of controllers, then the cost of sales will continue to decrease as a percentage of sales and gross margins will continue to increase. However, there can be no assurance the company will be successful in maintaining the mix of wands to discounted controllers in its promotional programs or in increasing demand for its disposable wands. Further, production of future new products may adversely impact gross margin due to the inefficiencies in manufacturing new products.

Operating Expenses

Research and development expense, which includes expenditures for regulatory compliance and quality assurance, increased 7% to $4.0 million for the year ended January 3, 1998 compared to $3.8 million for the year ended December 28, 1996. The $0.2 million increase is attributed to the development and introduction of seven new wand styles and the System 2000 controller as well as the development and investigation of products suitable for additional markets. This increase was partially offset by reduced spending for outside design and engineering services. Research and development expenses decreased 6 % or $0.2 million during the year ended December 28, 1996 as compared to $4.0 million for the year ended December 31, 1995. The decrease was due to the inclusion of manufacturing startup costs in research and development in the year ended December 31, 1995 when the company was in its development stage, as well as a non-recurring charge of $260,000 in March 1995, for acquired technology.

The company believes that continued investment in its platform technology is essential if it is to maintain its competitive position. The company expects to continue increasing research and development spending through substantial expenditures on new product development, regulatory affairs, clinical studies and patents, although not at the rate seen in the past year. The company believes that its ability to attract and retain qualified engineers in the future is critical to the continued success of the company.

Sales and marketing expense increased 72% to $6.3 million in the year ended January 3, 1998 as compared to $3.6 million for the year ended December 28, 1996. The $2.7 million increase was primarily due to higher dealer commissions resulting from increased sales, higher staffing, and promotional and trade show expenses reflecting an increased level of sales and marketing activity. Sales and marketing expenses increased 169% or $2.3 million during the year ended December 28, 1996 as compared to $1.4 million in the year ended December 31, 1995 when the company was in its development stage. The increase was primarily due to dealer commissions and promotional, demonstration and sample expenses.

The company anticipates that sales and marketing spending will continue to increase due to higher dealer commissions from increased sales, the additional cost of penetrating international markets for the company's products, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market its current products and commercialize future products.

General and administrative expense increased 21% to $3.1 million in the year ended January 3, 1998 as compared to $2.6 million for the year ended December 28, 1996. The $0.5 million increase is primarily due to the expense of attracting, recruiting and relocating a Chief Executive Officer and increased staffing. Higher expenditures also include the cost of legal service, business development activities, insurance and expenses necessary to expand the corporate infrastructure. General and administrative expenses nearly doubled to $2.6 million for the year ended December 28, 1996 from $1.3 million for the year ended December 31, 1995 due to additional staffing including management personnel, the increased cost of being a public company, business development activities, consulting fees and expenses necessary to expand the corporate infrastructure. The company expects that general and administrative expenses will continue to increase as a result of a patent litigation claim against certain competitors filed by the company after the close of the year, further expansion of its staff, and business development activities. See Part I, Item 3 of this report for a description of the patent litigation.

Interest and Other Expense

Net interest income decreased slightly to $1.4 million for the year ended January 3, 1998 as compared to $1.5 million for the year ended December 28, 1996. The $0.1 million decrease is attributable to the conversion of investments to cash for use in business operations during the year. Interest income increased $1.3 million in fiscal 1996 from $0.2 million for the year ended December 31, 1995 due to interest received on investment of the proceeds from the 1996 initial public offering of the company's common stock. At the end of fiscal 1997, the company had $19.9 million in cash, cash equivalents, and available-for-sale securities (which included long-term available-for-sale securities) as compared to $29.3 million at the end of fiscal 1996 and $4.8 million at the end of fiscal 1995. The company expects that interest income will decrease as the company reduces its investments to meet the future cash needs of the business.

Net Loss

Net loss remained unchanged at $7.7 million for the years ended January 3, 1998 and December 28, 1996. During fiscal 1997, sales doubled, gross margin grew four and a half times and operating expenses increased only 34%. The net loss of $7.7 million for the year ended December 28, 1996 compares to $7.0 million in the year ended December 31, 1995. The increased loss is due to higher operating expenses resulting from increased business activity including product development, manufacturing ramp-up, higher dealer commissions, the sales and marketing expenses necessary to promote products and the building of corporate infrastructure. The higher operating expense was partially offset by an increase in gross margin and higher interest income.

The company expects net losses to continue to decrease as sales increase faster than operating expenses and gross margin continues to improve. However, there can be no assurance the company will be successful in its efforts to increase sales and gross margin or control the growth of operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At January 3, 1998 the company had $20.3 million in working capital and its principal sources of liquidity consisted of $19.9 million in cash, cash equivalents, and available-for-sale securities which include long-term available- for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less.

The company's cash used in operations increased to $8.5 million for the year ended January 3, 1998 from $6.4 million for the year ended December 28, 1996 due to a higher inventory balance resulting from increased sales activity, the build- up of controller component inventory in anticipation of volume, in-house manufacturing of the new System 2000 controller and higher accounts receivable balances resulting from higher sales. This was partially offset by higher accrued compensation due to increased staffing levels and higher accrued commissions due to increased sales. Cash used in operations during the year ended December 28, 1996 decreased slightly to $6.4 million from $6.6 million for the year ended December 31, 1995 reflecting higher accounts receivable, net loss, and inventory at the end of fiscal year 1996, offset by higher accrued compensation, accounts payable and financial reporting expenses, and lower prepayments to a supplier of the company's inventory.

Net accounts receivable increased to $2.2 million as of January 3, 1998 from $1.3 million as of December 28, 1996. Accounts receivable were $0.2 million as of December 31, 1995. The increase in accounts receivable between the fiscal years was due to sequentially increasing sales and the timing of sales within the last few months of the year.

Inventories increased to $2.0 million as of January 3, 1998 compared to $0.8 million at December 28, 1996 due to higher product sales activity and higher parts inventory in anticipation of volume, in-house manufacturing of the new System 2000 controller. Inventories were $0.5 million at December 31, 1995. The increase in fiscal year 1996 was due to the higher level of product sales activity compared to the prior year during which the company began shipping product in December. The company expects future inventory levels to grow both in absolute value and as a percentage of total assets as sales volume increases.

Net property and equipment decreased to $1.4 million as of January 3, 1998 compared to $1.5 million at December 28, 1996. The slight decrease in fiscal 1997 was due to an increase in accumulated depreciation partially offset by the acquisition of capital equipment. Net property and equipment was $1.1 million as of December 31, 1995. The increase in fiscal 1996 was primarily due to purchases of computer equipment, manufacturing equipment and machinery, and furniture and fixtures. In 1998, the company has planned but not committed to approximately $0.7 million in capital expenditures.

On February 11, 1998 the company and Boston Scientific Corporation (BSC) announced an agreement in which BSC will develop and market the company's proprietary Coblation (TM) technology for use in myocardial revascularization. Under the agreement, BSC acquires exclusive licensing rights to the company's intellectual property in this field. BSC will pay license fees, a portion of which will be classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products. There can be no assurance the company and BSC will achieve the milestones required for the company to receive the license fees or that a product will be developed, cleared for marketing and achieve sufficient commercial acceptance for the company to receive royalties.

The company relies on computers and computer software to run its business as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the Year 2000. The company has not completed an assessment of the impact this may have on its business and does not have a reasonable basis to conclude whether the impact of the year 2000 will or will not materially effect future financial results. To date the company has not found any material impact which may result from the failure of its computers and computer software or that of its vendors, suppliers, and customers. However, the company plans to make an assessment of this issue during 1998 and, if appropriate, develop an action plan to correct it.

The company plans to finance its capital needs principally from cash from product sales, cash, cash equivalents, and available-for-sale securities which include long-term available-for-sale securities and related interest, existing capital resources and licensing arrangements which the company believes will be sufficient to fund its operations at least through fiscal year 1999. The company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The company's future liquidity and capital requirements will depend on numerous factors including the company's success of commercializing the Arthroscopic System, development and commercialization of products in fields other than arthroscopy, the ability of the company's suppliers to continue to meet the demands of the company at current prices, the cost associated with the company's ongoing patent litigation, obtaining and enforcing patents important to the company's business, the status of regulatory approvals and competition. There can be no assurance that the company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information". SFAS 130 establishes requirements for disclosure of comprehensive income and becomes effective for the company's fiscal year 1998 with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports and standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard becomes effective for the company's fiscal year 1998, and requires that comparative information from earlier years be restated to conform to requirements of this standard. The company is evaluating the requirements of SFAS 130 and SFAS 131 and the effects, if any, on the company's current reporting and disclosures.


Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this Item is included in Item 6 of Part II of this Report and is incorporated herein by reference. All other information
required by this Item is included on pages    to    in Item 14 of Part IV of
this  Report and is incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    PART III

Item 10.       EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Information regarding the Directors of the Company is incorporated by reference from the information set forth under the caption "Proposal No. 1:
Election of Directors" in the Proxy Statement. Information regarding the executive officers of the Company is incorporated by reference from the information set forth under the caption "Executive Officers of the Company" at the end of Part I of this Report. Information with respect to Directors and Officers of the Company required by Item 405 of Regulation S-K is set forth under the captin "Disclosure with Regard to Delinquent Filings" at the end of
Part I of  this Report


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



                                    PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
               8-K

(a)  The following documents are filed as part of this Report.

1. Financial Statements. The following financial statements of the Company and the Report of Independant Accountants, are included in Part IV of this Report on the pages indicated.

                                                                       Page
                                                                      ------
    Report of Independent Accountants

    Balance Sheets as of January 3, 1998 and December 28, 1996

    Statements of Operations for the years ended January 3, 1998, December 28, 1996, and December 31, 1995

    Statement of Stockholders' Equity for the years ended
    January 3, 1998, December 28, 1996 and December 31, 1995

    Statements of Cash Flows for the years ended January 3, 1998, December 28, 1996 and December 31, 1995

    Notes to Financial Statements




2. Financial Statement Schedule. The following financial statement schedule of the Company as of and for the years ended January 3, 1998, December 28, 1996 and December 31, 1995, and the Report of Independent Accountants on Financial Statements Schedule are included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the Company.



Schedule                     Title                                     Page
--------       ------------------------------------                   ------
 II             Valuation and Qualifying Accounts


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

    (1) 10.1 Form of Indemnification Agreement between the Registrant and each of its directors and officers.

    (1) 10.2 Incentive Stock Plan and form of Stock Option Agreement thereunder.

    (1) 10.3 Director Option Plan and form of Director Stock Option Agreement thereunder.

    (1) 10.4 Employee Stock Purchase Plan and forms of agreements thereunder.

    (1) 10.5        Form of Exclusive Distribution Agreement.

    (1) 10.6        Form of Exclusive Sales Representative Agreement.

    (1) 10.7 Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto.

    (1) 10.8 Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto.

    (1) 10.9+       Development and Supply Agreement, dated March 1, 1994,
                    between the Registrant and SeaMed Corporation.

    (1) 10.10       Lease Agreement, dated September 15, 1994, between
                    Registrant and The Arrillaga Foundation and the Perry
                    Foundation for the Registrant's facility located at 595
                    North Pastoria Avenue, Sunnyvale, California 94086.

    (1) 10.11       Employment Letter Agreement, dated October 21, 1994,
                    between the Registrant and Allan Weinstein and amendment thereto.

    (1) 10.12       Purchase Assistance Promissory Note, dated January 19,
                    1995, between Registrant and Allan Weinstein.

    (1) 10.13       Sublease Agreement, dated February 1, 1995, between
                    Registrant and Guided Medical Systems, Inc. for the
                    Registrant's former facility at 453 Ravendale Drive,
                    Mountain View, California 94043.

    (1) 10.14       Mortgage Assistance Promissory Note Agreement, dated
                    February 5, 1995, between the Registrant and Allan
                    Weinstein.

    (1) 10.15       Restricted Stock Purchase and Security Agreement, dated
                    February 5, 1995, between the Registrant and Allan
                    Weinstein.

    (1) 10.16       Employment Letter Agreement, dated July 18, 1995, between
                    the Registrant and Robert T. Hagan.

    (1) 10.17       Restricted Stock Purchase and Security Agreement, dated
                    August 1, 1995, between the Registrant and Robert T. Hagan.

    (1) 10.18       Employment Letter Agreement, dated September 3, 1995,
                    between the Registrant and A. Larry Tannenbaum.

    (1) 10.19+      Radiation Services Agreement, dated September 13, 1995,
                    between the Registrant and SteriGenics International.

    (1) 10.20       Amended and Restated Stockholder Rights Agreement, dated
                    October 16, 1995, between the Registrant and certain holders of the Registrant's securities.

    (1) 10.21       Contribution Agreement, dated March 31, 1995, by and among
                    Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove,
                    Hira V. Thapliyal and the Registrant.

    (2) 10.22       Preferred Stock Rights Agreement, dated November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A.

    (3) 10.23+      Exclusive Distributor Agreement, dated April 15, 1997,
                    between the Registrant and Arthrex, Gmbh.

    (4) 10.24++     Employment Letter Agreement, dated June 20, 1997, between
                    the Registrant and Michael A. Baker.

    (5) 10.25+      Exclusive Distributor Agreement, dated August 21, 1997,
                    between the Registrant and Kobayashi Pharmaceutical
                    Company, Ltd.

        10.26++ License Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation.

        10.27++ Development and Supply Agreement Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation.

        10.28 Lease Agreement date March 25, 1998 between the Registrant and Aetna Life Insurance Company for the Registrant's facility located at 840 Del Rey Avenue, Sunnyvale, California 94086.

        23.1        Consent of Coopers & Lybrand L.L.P., Independent
                    Accountants.

        24.1        Power of Attorney (see Page 34).

        27.1        Financial Data Schedule.

        27.2        Restated Financial Data Schedule (1996).

        27.3        Restated Financial Data Schedule (1997).


 (1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S- 1 (Registration No. 33-80453).

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

 (5) Incorporated herein by reference to the same numbered exhibit previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended September 27, 1997.

  +     Confidential treatment granted.

  ++    Confidential treatment requested.

                         REPORT OF INDEPENTANT ACCOUNTANTS

To the Board of Directors and Stockholders
ArthroCare Corporation:


We have audited the accompanying balance sheets of ArthroCare Corporation as of January 3, 1998 and December 28, 1996, and the related statements of operations, stockholders equity and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ArthroCare Corporation as of January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.


/s/ COOPERS & LYBRAND L.L.P.

San Jose, California
January 27, 1998
except for Note 11 for which
the date is March 25, 1998

                             ARTHROCARE CORPORATION
                                 BALANCE SHEETS
                     (in thousands, except per share data)

                                                       January 3,  December 28,
                                                         1998         1996
                                                      -----------  -----------
                                                                                                                     Assets
Current assets:
   Cash and cash equivalents                             $ 8,188      $11,359
   Available-for-sale securities                          10,674       12,281
   Accounts receivable, net of allowance for bad
     debt of $115 in 1997 and $142 in 1996                 2,223        1,251
   Inventories                                             2,019          759
   Prepaid expenses and other current assets                 210          155

   Total current assets                                   23,314       25,805

Available-for-sale securities                              1,010        5,641
Property and equipment, net                                1,412        1,484
Related party receivables                                    876          298
Other assets                                                  63           69
                                                      -----------  -----------
     Total assets                                        $26,675      $33,297
                                                      ===========  ===========
                                                                                                                  Liabilities
Current liabilities:
   Accounts payable:
     Trade                                               $   950      $ 1,001
     Related parties                                          18           54
   Accrued liabilities                                     1,987        1,245
   Capital lease obligation, current portion                  17           37
                                                      -----------  -----------
   Total current liabilities                               2,972        2,337

Capital lease obligation, less current portion                --           21
Deferred rent                                                157          157
                                                      -----------  -----------
   Total liabilities                                       3,129        2,515
                                                      -----------  -----------
Commitments (Note 5 and Note 11)

                                                                                                              Stockholders' Equity

Preferred stock, par value $0.001:
   Authorized: 5,000 shares;
   Issued and outstanding: 0 shares in 1997 and 1996          --           --
Common stock, par value $0.001:
   Authorized: 20,000 shares;
   Issued and outstanding: 8,869 shares in 1997
   and 8,778 shares in 1996                                    9            9
Additional paid-in capital                                49,153       48,862
Notes receivable from stockholders                           (92)         (92)
Deferred compensation                                       (228)        (388)
Unrealized gain on available-for-sale securities              10            9
Accumulated deficit                                      (25,306)     (17,618)
                                                      -----------  -----------
   Total stockholders' equity                              23,546       30,782
                                                      -----------  -----------
     Total liabilities and stockholders' equity           $26,675      $33,297
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                             ARTHROCARE CORPORATION
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                For the Years Ended
                                                    ------------------------------------------
                                                     January 3,    December 28,   December 31,
                                                        1998           1996           1995
                                                    ------------   ------------   ------------
Net sales                                              $ 12,796       $  6,022       $    218
Cost of sales                                             8,495          5,242            447
                                                    ------------   ------------   ------------
Gross margin                                              4,301            780           (229)
                                                    ------------   ------------   ------------
Operating expenses:
   Research and development                               4,026          3,772          4,009
   Sales and marketing                                    6,263          3,635          1,351
   General and administrative                             3,112          2,582          1,320
   Non-recurring charge for acquired technology             --             --             260
                                                    ------------   ------------   ------------
Total operating expenses                                 13,401          9,989          6,940
                                                    ------------   ------------   ------------
Loss from operations                                     (9,100)        (9,209)        (7,169)
Interest income                                           1,418          1,514            219
Other expense                                                (5)            (9)           --
                                                    ------------   ------------   ------------
Loss before income tax provision                         (7,687)        (7,704)        (6,950)
Income tax provision                                         (1)            (1)           --
                                                    ------------   ------------   ------------
Net loss                                               $ (7,688)      $ (7,705)      $ (6,950)
                                                    ============   ============   ============
Net loss per common share and per common
share-assuming dilution                                $  (0.87)      $  (0.97)      $  (1.82)
                                                    ============   ============   ============
Shares used in computing net loss per common
share and per common share-assuming dilution              8,813          7,936          3,812
                                                    ============   ============   ============


   The accompanying notes are an integral part of these financial statements.


                             ARTHROCARE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
  for the years ended January 3, 1998, December 28, 1996, and December 31, 1995
                      (in thousands, except per share data)

                                                                                                    Unreal-
                                                                                                     ized
                                                                                  Notes             Gain on
                                                                                 Receiv-             Avail-
                                                                         Addi-     able              able-              Total
                                       Preferred Stock   Common Stock    tional    from   Deferred  for-Sale  Accum-    Stock-
                                      --------------- ----------------- Paid-In   Stock-  Compensa-  Secur-   ulated   holders'
                                      Shares  Amount   Shares   Amount  Capital  holders    tion     ities    Deficit   Equity
                                      ------- ------- -------- -------- -------- -------- --------- -------- --------- --------
Balances, December 31, 1994            4,356    $  4    1,186     $  1  $ 5,685    $  --    $  --     $  --  $ (2,963)  $ 2,727

  Issuance of Series C preferred
  stock for cash  at $2.00 per share
  in March and June 1995, net of
  issuance costs of $17                2,923       3       --       --    5,825       --       --        --        --     5,828

  Issuance of notes receivable in
  exchange for  exercise of options
  to purchase common stock at $0.32
  per share in February 1995 and
  $0.80 per share in August 1995          --      --      190       --      104     (104)      --        --        --        --

  Issuance of common stock through:

    Exchange of intellectual
    property rights  at $0.40 per
    share in March 1995                   --      --      400        1      160       --       --        --        --       161

    Exercise of options                   --      --       16       --       24       --       --        --        --        24

  Issuance of Series D preferred
  stock for cash  at $3.00 per
  share in October 1995, net of
  issuance cost of $7                  1,399       2       --       --    4,189       --       --        --        --     4,191

  Repayment of notes receivable
  from stockholder in November 1995       --      --       --       --       --       12       --        --        --        12

  Deferred compensation related to
  grants of  stock options                --      --       --       --      882       --     (882)       --        --        --

  Amortization of deferred
  compensation                            --      --       --       --       --       --      332        --        --       332

  Net Loss                                --      --       --       --       --       --       --        --    (6,950)   (6,950)
                                      ------- ------- -------- -------- -------- -------- --------- -------- --------- --------
Balances, December 31, 1995            8,678       9    1,792        2   16,869      (92)    (550)       --    (9,913)    6,325

  Issuance of common stock through:

    Initial public offering at
    $14.00 per share  in February
    1996, net of issuance costs of
    $3,563                                --      --    2,530        3   31,854       --       --        --        --    31,857

    Conversion of preferred stock
    in connection with the initial
    public offering in February 1996  (8,678)     (9)   4,339        4        5       --       --        --        --        --

    Exercise of options                   --      --      107       --       63       --       --        --        --        63

    Employee stock purchase plan          --      --       10       --       66       --       --        --        --        66

  Deferred compensation related to
  issuance of  common stock and
  grants of stock options                 --      --       --       --        5       --       (5)       --        --        --

  Amortization of deferred
  compensation                            --      --       --       --       --       --      167        --        --       167

  Change in unrealized gain on
  available-for-sale securities           --      --       --       --       --       --       --         9        --         9

  Net Loss                                --      --       --       --       --       --       --        --    (7,705)   (7,705)
                                      ------- ------- -------- -------- -------- -------- --------- -------- --------- --------
Balances, December 28, 1996               --      --    8,778        9   48,862      (92)    (388)        9   (17,618)   30,782

  Issuance of common stock through:

    Exercise of options                   --      --       74       --      201       --       --        --        --       201

    Employee stock purchase plan          --      --       17       --       90       --       --        --        --        90

  Amortization of deferred
  compensation                            --      --       --       --       --       --      160        --        --       160

  Change in unrealized gain on
  available-for-sale securities           --      --       --       --       --       --       --         1        --         1

  Net Loss                                --      --       --       --       --       --       --        --    (7,688)   (7,688)
                                      ------- ------- -------- -------- -------- -------- --------- -------- --------- --------
Balances, January 3, 1998                 --    $ --    8,869     $  9  $49,153    $ (92)   $(228)    $  10  $(25,306)  $23,546
                                      ======= ======= ======== ======== ======== ======== ========= ======== ========= ========

   The accompanying notes are an integral part of these financial statements.

                             ARTHROCARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   For the Years Ended
                                                       --------------------------------------
                                                        January 3,   December 28, December 31,
                                                           1998         1996         1995
                                                       ------------ ------------ ------------
Cash flows from operating activities:
   Net loss                                             $   (7,688)   $  (7,705)   $  (6,950)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                            615          370          173
      Provision for doubtful accounts
        receivable and product returns                         276          313            5
      Forgiveness of notes receivable                           11           --           --
      Provision for excess and obsolete
        inventory                                              249           50           50
      Loss on disposal of property and
        equipment                                               19          309           --
      Amortization of deferred compensation                    160          167          332
      Deferred rent                                             --            9          137
      Non-recurring charge for acquired
        technology                                              --           --          260
      Changes in operating assets and
        liabilities:
          Accounts receivable                               (1,248)      (1,352)        (217)
          Inventory                                         (1,509)        (293)        (566)
          Prepaid expenses and other current
            assets                                             (55)         736         (860)
          Accounts payable                                     (87)         288          647
          Accrued liabilities                                  742          772          437
          Other assets                                           6          (20)         (37)
                                                       ------------ ------------ ------------
            Net cash used in operating
              activities                                    (8,509)      (6,356)      (6,589)
                                                       ------------ ------------ ------------
Cash flows from investing activities:
   Purchases of property and equipment                        (562)      (1,028)        (920)
   Purchases of available-for-sale securities             (113,117)    (189,648)      (2,500)
   Sales or maturities of available-for-sale
     securities                                            119,356      171,735        2,500
   Purchase of intellectual property rights                     --           --         (100)
                                                       ------------ ------------ ------------
            Net cash provided by (used in)
              investing activities                           5,677      (18,941)      (1,020)
                                                       ------------ ------------ ------------
Cash flows from financing activities:
   Issuance of notes receivable to related
     parties                                                  (686)         (75)        (223)
   Repayment of capital leases                                 (41)         (29)         (47)
   Repayment of notes receivable from
     related parties                                            97           --           --
   Repayment of notes receivable from
     stockholder                                                --           --           12
   Proceeds from issuance of common stock
     and preferred stock, net of issuance
     costs                                                      90       31,923       10,018
   Proceeds from exercise of options to
     purchase common stock                                     201           63           24
                                                       ------------ ------------ ------------
            Net cash provided by (used in)
              financing activities                            (339)      31,882        9,784
                                                       ------------ ------------ ------------
Net increase (decrease) in cash and cash
  equivalents                                               (3,171)       6,585        2,175
Cash and cash equivalents, beginning of period              11,359        4,774        2,599
                                                       ------------ ------------ ------------
Cash and cash equivalents, end of period                $    8,188    $  11,359    $   4,774
                                                       ============ ============ ============

   The accompanying notes are an integral part of these financial statements.

                             ARTHROCARE CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS


1.      Formation and Business of the Company:

ArthroCare Corporation (the company) was incorporated on April 29, 1993. The company designs, develops, manufactures and markets medical devices for use in arthroscopic and orthopedic procedures. The company's principal operations commenced in August 1995, at which time it emerged from the development stage.

On November 22, 1995, the company was reincorporated in the state of Delaware with the associated exchange of shares of each class and series of stock of the predecessor company for one share of each identical class and series of stock of the Delaware successor company having a par value of $0.001 per share for both common stock and preferred stock.

The company sold 2,530,000 shares of common stock (including 330,000 shares from the exercise of the underwriter's overallotment option) at $14.00 per share through an initial public offering in February 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled $31,857,000. Upon completion of the offering, all outstanding shares of preferred stock (a total of 8,678,000 shares) were converted into shares of common stock on a two-for-one basis.

In the course of its development activities, the company has sustained operating losses and expects such losses to continue through fiscal year 1998. The company intends to finance its operations primarily through its cash, cash equivalents and available-for-sale securities, together with future revenues and licensing fees. There can be no assurance that the company will not require additional funding and should this prove necessary, the company may sell additional shares of its common or preferred stock through private placement or further public offerings. Such offerings could cause additional dilution of the company's capital.


2.      Summary of Significant Accounting Policies:

BASIS OF PRESENTATION
The company maintains a fifty-two/fifty-three week fiscal year cycle ending on a Saturday. To conform the company's fiscal year ends, the company must add a fifty- third week to every fifth or sixth fiscal year. Accordingly, fiscal 1997 was a fifty-three week fiscal year.

STOCK SPLIT
On December 12, 1995, the company effected a one-for-two reverse common stock split and a corresponding change in the preferred stock conversion ratios. All common stock data in the accompanying financial statements has been retroactively adjusted to reflect the reverse stock split.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND AVAILABLE-FOR- SALE SECURITIES
The company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

The company has classified its investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with the
associated premium or discount  amortized to "interest income".   The cost of
securities sold is based upon the specific  identification method.

INVENTORIES
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. Maintenance and repair costs are charged to operations as incurred.

REVENUE RECOGNITION
The company recognizes revenue upon shipment of product to the customer, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Revenue is reported net of a provision for estimated product returns.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to operations as  incurred.

RECLASSIFICATIONS
Certain amounts in the financial statements have been reclassified to conform with the current year presentation. These classifications and restatements did not impact previously reported total assets, liabilities, stockholders' equity or net loss.

CONCENTRATION OF RISKS AND UNCERTAINTIES
The company's cash and cash equivalents are maintained at five financial institutions in the United States. Deposits at these institutions may exceed the amount of insurance provided on such deposits. The company has not experienced any losses on its deposits of cash and cash equivalents.

The company's Sunnyvale facility currently accounts for all of its product manufacturing. Disruption of operations at the company's production facility could cause delays in, or an interruption of, production and shipment of products which could have a material adverse impact on the company's business, operating results and financial condition.

The company's products require approval from the United States Food and Drug Administration (FDA) and international regulatory agencies prior to the commencement of commercial sales. There can be no assurance that the company's products will receive any of these required approvals. If the company was denied such approvals, or if such approvals were delayed, it would have a materially adverse impact on the company's business.

Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the company's customers and maintains an allowance for potential credit losses when needed but historically has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. Export sales totalled approximately $900,000 for 1997.

The company operates in an industry with rapid technological changes which may render inventories maintained by the company obsolete.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The amounts for cash equivalents and accrued liabilities are a reasonable estimate of their fair value due to their short-term nature. The estimated fair value amounts of the company's financial instruments have been determined by the company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

INCOME TAXES
The company accounts for income taxes under Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

COMPUTATION OF NET LOSS PER COMMON SHARE AND  PER COMMON SHARE-ASSUMING
DILUTION
The company adopted SFAS No. 128 "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin No. 98 (SAB No. 98) effective January 3, 1998; accordingly, all prior periods have been restated. Net loss per common share and per common share-assuming dilution are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and preferred stock are excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive. No additional shares are considered to be outstanding for either computation under the provisions of SAB No. 98.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes requirements for disclosure of comprehensive income and becomes effective for the company's fiscal year 1998, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The company is evaluating alternative formats for presenting this information but does not expect this pronouncement to materially impact the company's reporting of results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The new standard becomes effective for the company's fiscal year 1998 and requires that comparative information from earlier years be restated to conform to requirements of this standard. The company is evaluating the requirements of SFAS No. 131 and the effects, if any, on the company's current reporting and disclosures.

3.      Available-For-Sale Securities (in  thousands):

The following summarizes the company's  available-for-sale securities:

                                                                Gross       Gross
                                                  Amortized   Unrealized  Unrealized   Accrued    Market
                                                     Cost       Gains       Losses    Interest     Value
                                                  ----------  ----------  ----------  ---------  ---------
January 3, 1998:
Corporate notes and bonds.............            $ 11,550    $     10    $     --    $    124   $ 11,684
                                                  ==========  ==========  ==========  =========  =========
December 28, 1996:
U.S. government notes and bonds.......            $  1,588    $      7    $     --    $     42   $  1,637
Corporate notes and bonds.............              13,040          12         (10)        336     13,378
Corporate equities....................               2,900          --          --           7      2,907
                                                  ----------  ----------  ----------  ---------  ---------
                                                  $ 17,528    $     19    $    (10)   $    385   $ 17,922
                                                  ==========  ==========  ==========  =========  =========

Available-for-sale debt securities by contractual maturity at January 3, 1998 are shown below :

                                                  Amortized     Market
                                                     Cost       Value
                                                  ----------  ----------
Less than one year....................            $ 10,550    $ 10,674
One to five years.....................               1,000       1,010
                                                  ----------  ----------
                                                  $ 11,550    $ 11,684
                                                  ==========  ==========

4.      Balance Sheet Detail (in thousands):

                                                  January 3,  December 28,
                                                       1998        1996
                                                  ----------  ----------
Inventories:

   Raw materials......................              $   921     $   345
   Work-in-process....................                  165          32
   Finished goods.....................                  933         382
                                                  ----------  ----------
                                                    $ 2,019     $   759
                                                  ==========  ==========

Prepaid expenses and other current assets:

   Prepaid insurance..................              $   125     $    45
   Prepaid rent.......................                   28          34
   Other..............................                   57          76
                                                  ----------  ----------
                                                    $   210     $   155
                                                  ==========  ==========

Property and equipment:

   Machinery and equipment............              $ 1,123     $   877
   Tooling and molds..................                  216         258
   Computer equipment.................                  898         732
   Furniture and fixtures.............                  205         165
   Leasehold improvements.............                  148          25
                                                  ----------  ----------
                                                      2,590       2,057
   Less accumulated depreciation and
   amortization.......................               (1,178)       (573)
                                                  ----------  ----------
                                                    $ 1,412     $ 1,484
                                                  ==========  ==========

Equipment acquired under capital leases included in property and equipment above:

   Machinery and equipment............              $   109     $   109
   Less accumulated depreciation......                  (85)        (54)
                                                  ----------  ----------
                                                    $    24     $    55
                                                  ==========  ==========

Accrued liabilities:

   Accrued professional fees..........              $   164     $   163
   Accrued compensation...............                1,314         777
   Accrued warranty...................                  316         123
   Other..............................                  193         182
                                                  ----------  ----------
                                                    $ 1,987     $ 1,245
                                                  ==========  ==========


5.      Commitments:

CAPITAL LEASE
The company leases certain of its office and computer equipment from finance companies under capital lease agreements which expire in November 1998. At January 3, 1998, the total future minimum payments under capital leases for 1998 is $18,000 with $1,000 representing interest.

OPERATING LEASE
The company rents its office facility under an operating lease which expires in February 2002. Under the terms of the lease, the company is responsible for taxes, insurance and maintenance expenses. At January 3, 1998, total future minimum lease payments are as follows (in thousands):

              1998....................              $   302
              1999....................                  341
              2000....................                  354
              2001....................                  367
              2002....................                   62
                                                  ----------
                                                    $ 1,426
                                                  ==========

Rent expense for the years ended January 3, 1998, December 28, 1996 and December 31, 1995 was $349,000, $345,000 and $263,000, respectively.

6.      Supplemental Cash Flow Disclosures (in  thousands):

                                                                           Year Ended
                                                            -----------------------------------------
                                                  January 3, December 28, December 31,
                                                     1998        1996         1995
                                                  ----------  ----------  ----------
Non-cash financing and investing activities:
   Additions to property and equipment
     acquired  under capital lease                 $    --     $    --     $   113
   Common stock issued for note
     receivable                                    $    --     $    --     $   104
   Common stock issued in exchange for
     intellectual property rights                  $    --     $    --     $   160
   Conversion of preferred stock to
     common stock in connection with the
     company's initial public offering              $    --     $    --     $15,750
   Change in unrealized gain on
     available-for-sale securities                 $     1     $     9     $    --

Cash paid during the period for:

   Interest                                        $     5     $     9     $     7
   Income Tax                                      $     1     $     1     $    --



7.      Stockholders' Equity:

PREFERRED STOCK
Under the company's Articles of Incorporation, the company is authorized to issue preferred stock. At January 3, 1998, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding as the previously outstanding preferred stock was converted into common stock in connection with the company's initial public offering effective February 5, 1996.

STOCK OPTION PLANS
In May 1993, the company approved the 1993 Stock Plan (1993 Plan) under which the Board of Directors of the company is authorized and directed to enter into stock option agreements with selected individuals. 136,000 shares were authorized at the inception of the Plan with 250,000 and 1,150,000 additional shares authorized in 1994 and 1995, respectively. Options granted under the 1993 Plan generally become exercisable over a 48- month period.

Activity under the 1993 Plan is as follows (in thousands, except per share data):

                                  Shares              Outstanding Options
                                 Available -------------------------------------
                                   For      Number      Exercise      Aggregate
                                  Grant    Of Shares     Price          Price
                                 --------  -------- ----------------  ----------
Balances, December 31, 1994          225       153     $0.20-$ 0.32     $    36
   Additional shares authorized    1,150        --               --          --
   Options granted                  (363)      363     $0.32-$ 9.00         826
   Options exercised                  --       (16)    $0.32-$ 1.60         (24)
   Options canceled                    9        (9)    $0.32-$ 3.00          (5)
                                 --------  --------                   ----------
Balances, December 31, 1995        1,021       491     $0.20-$ 9.00         833
   Options granted                  (218)      218     $9.50-$24.25       2,867
   Options exercised                  --      (107)    $0.20-$ 5.00         (34)
   Options canceled                   58       (58)    $0.20-$24.25        (225)
                                 --------  --------                   ----------
Balances, December 28, 1996          861       544     $0.20-$24.25       3,441
   Options granted                  (723)      723     $6.25-$11.88       6,147
   Options exercised                  --       (74)    $0.32-$11.00        (201)
   Options canceled                  162      (162)    $0.40-$24.25        (881)
                                 --------  --------                   ----------
Balances, January 3, 1998            300     1,031     $0.20-$24.25     $ 8,506
                                 ========  ========                   ==========

At January 3, 1998, 314,000 options were  exercisable under the 1993 Plan.

In December 1995, the company adopted the Director Option Plan (Director Plan) and reserved 100,000 shares of common stock for issuance to directors under this plan. The plan allows for an initial grant and automatic annual grants of options to outside directors of the company. As of January 3, 1998 and December 28, 1996, outstanding options under the Director Plan were 24,000 and 12,000, respectively, with 13,000 options exercisable as of January 3, 1998.

In February 1995, pursuant to a restricted stock purchase agreement, 100,000 shares of common stock were purchased by an officer of the company at $0.32 per share. The restricted stock purchase agreement contains provisions for the repurchase of common stock by the company in the event of termination of employment during the four years following the date of the agreement. At January 3, 1998, 21,667 shares were subject to repurchase under this restricted stock purchase agreement. Those shares will be released ratably over the following 13 months.

In August 1995, 90,000 shares of common stock were purchased by an officer of the company at $0.80 per share pursuant to a restricted stock purchase agreement. The restricted stock purchase agreement contains provisions for the repurchase of common stock by the company in the event of termination of employment during the four years following the date of the agreement. At January 3, 1998, 29,688 shares were subject to repurchase under this restricted stock purchase agreement. These shares will be released ratably over the following 19 months.

EMPLOYEE STOCK PURCHASE PLAN
In December 1995, the company approved the Employee Stock Purchase Plan and reserved 150,000 shares of common stock for issuance under this plan. For the years ended January 3, 1998 and December 28, 1996, 16,865 shares and 10,101 shares of common stock were sold under the Employee Stock Purchase Plan, respectively.

SHAREHOLDERS RIGHTS PLAN
In November 1996, the Board of Directors approved a Shareholders Rights Plan declaring a dividend distribution of one Preferred Share Purchase Right for each outstanding share of the company's Common Stock. Each right will entitle stockholders to buy one-thousandth of one share of the company's Series A Participating Preferred Stock at an exercise price of $50.00. This Plan was designed to assure that the company's stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to guard against partial tender offers and other abusive tactics to gain control of the company without paying all stockholders the fair value of their shares, including a "control premium."

STOCK-BASED COMPENSATION
The company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Had compensation cost for the 1993 Plan, the Director Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal year 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the company's net loss per common share and per common share- assuming dilution for the years ended January 3, 1998, December 28, 1996 and December 31, 1995 would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                        Year Ended
                                        -------------------------------------------
                                         January 3,    December 28,   December 31,
                                            1998           1996           1995
                                        -------------  -------------  -------------

Net loss  as reported                       $ 7,688        $ 7,705        $ 6,950
Net loss  pro forma                         $ 8,466        $ 7,962        $ 6,959
Net loss per common share and per common
share-assuming dilution as reported         $  0.87        $  0.97        $  1.82
Net loss per common share and per common
share-assuming dilution pro forma           $  0.96        $  1.00        $  1.83


The effects of the pro forma disclosure of applying SFAS No. 123 are not likely to be representative of the effects of the pro forma disclosures of future years. Because SFAS No. 123 reflects only options granted after January 1, 1995, the pro forma effect will not be fully reflected until 1999.

The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following weighted average assumptions:


     Risk-free interest rate                         4.98%-7.13%
     Expected life                                       4 years
     Expected dividends                                      --
     Expected volatility                                     50%

The options outstanding and currently exercisable by exercise price for both the 1993 Plan and the Director Plan at January 3, 1998 are as follows (in thousands, except per share data and contractual life):

                      Options Outstanding               Options Currently Exercisable
------------------------------------------------------    ------------------------
                                Weighted
                                 Average    Weighted                    Weighted
                                Remaining    Average                     Average
    Exercise         Number    Contractual  Exercise         Number     Exercise
      Price       Outstanding     Life        Price       Exercisable     Price
----------------- ------------ ----------- -----------    ------------ -----------
         $ 0.20            43         5.4     $ 0.20               43     $ 0.20
  $ 0.32-$ 0.40            58         7.3     $ 0.39               38     $ 0.39
         $ 0.80             9         7.5     $ 0.80                5     $ 0.80
         $ 1.60            40         7.6     $ 1.60               23     $ 1.60
         $ 3.00             5         7.7     $ 3.00                3     $ 3.00
  $ 5.00-$ 7.38           204         9.0     $ 6.90               68     $ 6.77
  $ 8.00-$11.88           627         9.2     $ 9.39              120     $ 9.64
  $14.00-$19.75            36         8.3     $16.87               13     $16.62
         $24.25            33         8.3     $24.25               14     $24.25
                  ------------                            ------------
                        1,055         8.8     $ 8.37              327     $ 6.82
                  ============                            ============

Deferred compensation recognized as a result of stock options granted and common stock issued subject to repurchase provisions as of January 3, 1998 and December 28, 1996 is $887,000. Deferred compensation is generally amortized over vesting periods of one to four years, which resulted in compensation expense of $160,000, $167,000 and $332,000 recognized in the years ended January 3, 1998, December 28, 1996 and December 31, 1995, respectively. As of December 28, 1996, options to purchase 147,000 shares of common stock were exercisable at a weighted average exercise price of $2.09 per share.


8.      Related Parties:

In connection with the formation of the company, several of the founders and a partnership of the founders entered into a licensing agreement to facilitate patent transfers. As a result, the company acquired an exclusive worldwide perpetual royalty-free license, with right of sublicense, to make, use and sell products and use patent methods covered by the patent rights limited to surgical orthopedic and arthroscopic applications.

Also in connection with its incorporation, the company entered into a consulting agreement with a consulting and research firm, which is headed by one of the company's founders. This consulting and research firm was contracted to perform research related to the development of hand-held instruments used in arthroscopic procedures. Research and development costs incurred on this contract in fiscal 1997, 1996 and 1995 were approximately $457,000, $456,000 and $481,000, respectively.

In January 1995, the company loaned to an officer $120,000 pursuant to a provision in the officer's employment agreement. The resulting promissory note bears interest at 6% per annum and is due on the earlier of January 31, 1999 or termination of employment. At January 3, 1998, $142,000 of principal and interest was outstanding on this note. In February 1995, the company agreed to loan this officer up to an additional $144,000 in monthly increments of $3,000 at 6% per annum. In December 1997, the company amended this officer's employment agreement to terminate the increments effective January 31, 1998 and forgive 10% of the principal and interest at the end of each fiscal year in which the officer is employed by the company and in which the company meets certain performance targets. In fiscal 1997, $11,000 of principal and interest was forgiven. At January 3, 1998, $103,000 of principal and interest was outstanding on this note. Both aforementioned notes are secured by shares of the company's common stock and a mortgage on the officer's residence.

On March 31, 1995, the company issued 400,000 shares of common stock for $0.40 per share and $100,000 cash in exchange for certain intellectual property rights of a related research firm headed by several of the company's directors and co-founders. This transaction was accounted for as a non-recurring charge to operating expense.

In December 1995, the company loaned an employee $62,000 pursuant to a provision in the employee's employment agreement. The resulting promissory note bears interest at the rate of 6% per annum and is due on the earlier of July 24, 2000 or the termination of employment. The note also permits the company to loan this employee up to an additional $34,000 in $2,000 monthly increments. The aforementioned notes are secured by a pledge of this employee's option for 50,000 shares of the company's common stock and any shares issued upon exercise of such options. In May 1997, all principal and interest were repaid in full.

In June 1997, the company loaned an officer $500,000 pursuant to a provision in the officer's employment agreement. The promissory note, which bears no interest, is secured by a mortgage on the officer's residence and is due and payable upon either the officer's termination of employment or the sale of the officer's residence. If the officer is terminated by the company or the company is acquired, the loan is due and payable within 12 months thereafter. As of January 3, 1998, $500,000 of principal was outstanding on this note.

In November 1997, the company issued a relocation loan of $130,000 to an employee. This loan is secured by the employee's residence and is due and payable upon either the sale or transfer of the property or the termination of the officer's employment with the company. As of January 3, 1998, $130,000 of principal was outstanding on this loan.


9.      Income Taxes:

At January 3, 1998, the company has approximately $16,000,000 and $4,500,000 in federal and state net operating loss carryforwards, respectively, which expire in the years 2004 through 2013. The Tax Reform Act of 1986 substantially changed the rates relative to net operating loss and tax credit carryforwards in the case of an "ownership change" of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                   January 3, December 28,
                                                        1998        1996
                                                   ---------- -----------
Deferred tax assets:
   Net operating loss carryforwards                 $  5,612    $  2,167
   Capitalized research and development costs          1,154       3,036
   Capitalized start-up costs                            499         710
   Purchased patents                                     --          104
   Research and development credit                       567         446
   Allowances and reserves                             1,806         699
   Other                                                  --         130
   Less: valuation allowance                          (9,638)     (7,292)
                                                   ---------- -----------
Net deferred tax assets                             $     --    $     --
                                                   ========== ===========

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. The company has established a valuation allowance to the extent of its deferred tax assets since it is more likely than not that a benefit can not be realized in the future due to the company's recurring operating losses. The company's valuation allowance increased from $7,292,000 at December 28, 1996 to $9,638,000 at January 3, 1998.


10.     Employee Benefit Plan:

The company maintains a Retirement Savings and Investment Plan (401(k) Plan) which covers substantially all employees. Eligible employees may defer salary (before tax) up to a specified maximum. The company, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. To date, the company has not made any contributions to the 401(k) Plan.


11.     Subsequent Events:

In February 1998, the company entered into a partnership agreement with Boston Scientific Corporation (BSC) in which BSC will develop and market the company's proprietary Coblation (TM) technology for use in myocardial revascularization. Under the agreement, BSC acquires exclusive licensing rights to the company's intellectual property in this field. BSC will pay a licensing fee, a portion of which will be treated as prepaid royalties, to the company upon achievement of certain milestones and pay royalties on sales of any resulting product.

In March 1998 the company entered into a 47- month operating lease agreement for an additional office and manufacturing facility in Sunnyvale. Under the agreement, the company is responsible for taxes, insurance and maintenance expenses. Total future minimum payments over the term of the lease is $963,000 which is subject to annual increases based on changes in the Consumer Price Index.

                                 SCHEDULE II
                             ARTHROCARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                              Additions
                                Balance at   Charged to                Balance
                                 Beginning  Statement of               at end
                                  of Year    Operations   Deductions   of Year
                                ----------- ------------- ----------- ---------
Year ended January 3, 1998
Deducted from asset accounts:
 Allowance for doubtful
  accounts and product returns        $318          $276       $ --       $594
 Allowance for excess and
  obsolete inventory                  $100          $249       $ --       $349


Year ended December 28, 1996
Deducted from asset accounts:
 Allowance for doubtful
  accounts and product returns          $5          $313       $ --       $318
 Allowance for excess and
  obsolete inventory                   $50           $50       $ --       $100


Year ended December 31, 1995
Deducted from asset accounts:
 Allowance for doubtful
  accounts and product returns         $--            $5       $ --         $5
 Allowance for excess and
  obsolete inventory                   $--           $50       $ --        $50


 REPORT OF INDEPENTANT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

In connection with our audit of the financial statements of ArthroCare Corporation as of January 3, 1998 and December 28, 1996 and for each of the three years in the period ended January 3, 1998 which financial statements are included in this Annual Report on Form 10-K, we have also audited the financial statement schedule listed in item 14 (a) herein.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

San Jose, California
January 27, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


ARTHROCARE CORPORATION
a Delaware Corporation

/s/  MICHAEL A. BAKER
-------------------------------
Michael A. Baker
President and Chief Executive Officer
Date:  April 2, 1998

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael A Baker and Christine E. Hanni as his attorney-in-fact for him, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                          Title                    Date
------------------------------- ---------------------------------- -------------
/s/  MICHAEL A. BAKER           President, Chief Executive Officer April 2, 1998
------------------------------- and Director (Principal Executive
     Michael A. Baker           Officer)

/s/  CHRISTINE E. HANNI         Chief Financial Officer and        April 2, 1998
------------------------------- Assistant Secretary (Principal
     Christine E. Hanni         Financial and Accounting Officer)

/s/  HIRA V. THAPLIYAL          Director                           April 2, 1998
-------------------------------
     Hira V. Thapliyal

/s/  ANNETTE J. CAMPBELL-WHITE  Director                           April 2, 1998
-------------------------------
     Annette J. Campbell-White

/s/  PHILIP E. EGGERS           Director                           April 2, 1998
-------------------------------
     Philip E. Eggers

/s/  C. RAYMOND LARKIN, Jr.     Director                           April 2, 1998
-------------------------------
     C. Raymond Larkin, Jr.

/s/  JOHN S. LEWIS              Director                           April 2, 1998
-------------------------------
     John S. Lewis

/s/  ROBERT R. MOMSEN           Director                           April 2, 1998
-------------------------------
     Robert R. Momsen

                             ARTHROCARE CORPORATION
                             Report on Form 10-K for
                        the year ended January 3, 1998


                               INDEX TO EXHIBITS*




        EXHIBIT
         NUMBER                       EXHIBIT NAME
        --------    -----------------------------------------------------------
        10.26++     License Agreement dated February 9, 1998, between the
                    Registrant and Boston Scientific Corporation.

        10.27++     Development and Supply Agreement Agreement dated February
                    9, 1998, between the Registrant and Boston Scientific
                    Corporation.

        10.28 Lease Agreement date March 25, 1998 between the Registrant and Aetna Life Insurance Company for the Registrant's facility located at 840 Del Rey Avenue, Sunnyvale,
                    California 94086.

        23.1        Consent of Coopers & Lybrand L.L.P., Independent Public
                    Accountants.

        24.1        Power of Attorney (see Page 34).

        27.1        Financial Data Schedule.

        27.2        Restated Financial Data Schedule (1996).

        27.3        Restated Financial Data Schedule (1997).


  * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.

  ++    Confidential treatment requested.