Form 10-Q
period 1998-04-04
ARTHROCARE CORP
filed 1998-05-19
CIK 1005010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 4, 1998

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

The number of shares outstanding of the registrant's common stock as of May 1, 1998 was 8,911,497.

                    ARTHROCARE CORPORATION

                             INDEX




PART 1:  Financial Information

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of April 4, 1998 and
             January 3, 1998

          Condensed Consolidated Statements of Operations for the three months ended April 4, 1998 and March 29, 1997

          Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 1998 and March 29, 1997

          Notes to Condensed Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

PART II:  Other Information

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission or Matters to Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

Part 1.  Financial Information
Item 1.   Financial Statements

                             ARTHROCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     April 4,      January 3,
                                                       1998           1998
                                                   -------------  -------------
                                                   (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                             $12,561         $8,188
  Available-for-sale securities                           7,157         10,674
  Accounts receivable, net                                2,755          2,223
  Inventory                                               2,189          2,019
  Prepaid expenses and other current assets                 212            210
                                                   -------------  -------------
       Total current assets                              24,874         23,314

Available-for-sale securities                             1,595          1,010
Property and equipment, net                               1,351          1,412
Related party receivables                                   882            876
Other assets                                                 63             63
                                                   -------------  -------------
     Total assets                                       $28,765        $26,675
                                                   =============  =============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $1,367           $950
  Related party payables                                     35             18
  Accrued liabilities                                     3,201          2,004
                                                   -------------  -------------
          Total current liabilities                       4,603          2,972

Deferred rent                                               155            157
                                                   -------------  -------------
          Total liabilities                               4,758          3,129
                                                   -------------  -------------
Stockholders' equity:
  Common stock                                                9              9
  Additional paid in capital                             49,326         49,153
  Notes receivable from stockholders                        (92)           (92)
  Deferred compensation                                    (188)          (228)
  Unrealized gain on available-for-sale securities            5             10
  Accumulated deficit                                   (25,053)       (25,306)
                                                   -------------  -------------
          Total stockholders' equity                     24,007         23,546
                                                   -------------  -------------
     Total liabilities and stockholders' equity         $28,765        $26,675
                                                   =============  =============

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             ARTHROCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three months ended
                                                 ---------------------------
                                                   April 4,      March 29,
                                                     1998          1997
                                                 ------------- -------------
Net sales                                              $4,871        $2,261
Cost of sales                                           2,850         1,679
                                                 ------------- -------------
Gross margin                                            2,021           582
                                                 ------------- -------------
Operating expenses:
   Research and development                               985           880
   Sales and marketing                                  2,116         1,365
   General and administrative                           1,211           891
                                                 ------------- -------------
        Total operating expenses                        4,312         3,136
                                                 ------------- -------------
Loss from operations                                   (2,291)       (2,554)
Interest and other income, net                          2,544           387
                                                 ------------- -------------
Net income (loss)                                        $253       ($2,167)
                                                 ============= =============

Net income (loss) per common share:
     Basic                                              $0.03        ($0.25)
                                                 ============= =============
     Diluted                                            $0.03        ($0.25)
                                                 ============= =============

Shares used in per share calculation:
     Basic                                              8,889         8,785
                                                 ============= =============
     Diluted                                            9,244         8,785
                                                 ============= =============

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                           ARTHROCARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)

                                                            Three months ended
                                                      --------------------------
                                                        April 4,     March 29,
                                                          1998          1997
                                                      ------------  ------------
Cash flows from operating activities:
   Net income (loss)                                         $253       ($2,167)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
        Depreciation and amortization                         167           147
        Amortization of deferred compensation                  40            39
        Provision for doubtful accounts receivable
          and product returns                                  60           252
        Provision for excess and obsolete inventory           100           183
        Deferred rent                                          (2)            5
        Changes in operating assets and liabilities:
          and product returns                                (592)         (257)
          Related party receivables                            (6)          (12)
          Inventory                                          (270)         (368)
          Prepaid expenses and other current assets            (2)           28
          Accounts payable                                    434          (105)
          Accrued liabilities                               1,211          (150)
          Other assets                                         --             6
                                                      ------------  ------------
           Net cash provided by (used in)
              operating activities                          1,393        (2,399)
                                                      ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment                       (106)         (129)
   Purchases of available-for-sale securities             (21,072)      (18,487)
   Sale or maturities of available-for-sale securities     23,999        27,499
                                                      ------------  ------------
           Net cash provided by investing activities        2,821         8,883
                                                      ------------  ------------

Cash flows from financing activities:
   Repayment of capital leases                                (14)          (12)
   Proceeds from exercise of options
      to purchase common stock                                173            20
                                                      ------------  ------------
           Net cash provided by financing activities          159             8
                                                      ------------  ------------

Net increase in cash and cash equivalents                   4,373         6,492
Cash and cash equivalents, beginning of period              8,188        11,359
                                                      ------------  ------------
Cash and cash equivalents, end of period                  $12,561       $17,851
                                                      ============  ============
Supplemental schedule of non-cash investing and
      financing activities:
   Net unrealized gain (loss) on
      available-for-sale securities                           ($5)           $6

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                        ARTHROCARE CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,
                           (Unaudited)

1.  Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation (the company). Interim results of operations are not necessarily indicative of the results to be expected for the full year. The notes to the financial statements contained in the Form 10-K for the year ended January 3, 1998 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at January 3, 1998 was derived from audited financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

2.  Computation of Basic and Diluted Net Income (Loss) per Common Share

        The company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, effective January 3, 1998, accordingly all prior periods have been restated. SFAS No.128 requires the presentation of basic and diluted net income/loss per common share. Basic net income/loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income/loss per common share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon conversion of stock options.

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share is provided as follows (in thousands, except per share amounts):

                                                        Three months ended
                                                     ------------------------
                                                      April 4,     March 29,
                                                        1998         1997
                                                     -----------  -----------

Numerator - Basic and diluted net income (loss) per share

   Net income (loss)                                       $253      ($2,167)
                                                     ===========  ===========
Denominator - Basic net income (loss) per share

   Weighted average common shares outstanding         8,889,473    8,784,805

   Basic net income (loss) per share                      $0.03       ($0.25)
                                                     ===========  ===========
Denominator - Diluted net income (loss) per share

   Weighted average common shares outstanding         8,889,473    8,784,805
                                                     ===========  ===========
   Effect of dilutive securities:

     Common stock options                               354,324       --
                                                     -----------  -----------
   Weighted average common and common equivalent
   shares outstanding                                 9,243,797    8,784,805
                                                     ===========  ===========
   Diluted net income (loss) per share                    $0.03       ($0.25)
                                                     ===========  ===========

        Options to purchase 70,700 shares of common stock were outstanding at April 4, 1998, but were not included in the calculation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

        Stock options to purchase 743,217 shares of common stock at prices ranging from $ 0.20 to $ 24.25 per share were outstanding at March 29, 1997, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.

3. Interest and other income, net:

In February 1998, the company entered into a license agreement under which Boston Scientific Corporation (BSC) will develop and market products based on the company's Coblation (tm) technology for myocardial revascularization procedures. Under the agreement, BSC acquires exclusive licensing rights to the company's intellectual property in this field. BSC will pay license fees, a portion of which will be classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products, if any. Of this amount, the company received a license fee of $3.0 million in partial consideration for the license granted in the quarter ended April 4, 1998. The company recognized $2.25 million as other income. The remaining $0.75 million will be recognized as progress is made toward the next milestone.

4.  Balance sheet detail (in thousands):


                                          April 4,       March 29,
                                            1998            1997
                                        ------------    ------------
                                        (Unaudited)
Inventory:
   Raw materials                               $738            $921
   Work-in-process                              468             165
   Finished goods                               983             933
                                        ------------    ------------
Total                                        $2,189          $2,019
                                        ============    ============




Other accrued liabilities:
   Compensation                              $1,122          $1,314
   Deferred license fee                         750              --
   Legal expense                                594              38
   Other                                        735             652
                                        ------------    ------------
Total                                        $3,201          $2,004
                                        ============    ============


5.  Recent Accounting Pronouncements:

        Effective April 4, 1998 the company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. As the components of comprehensive income for the company are not material, the additional reporting and display of comprehensive income and its components have not been reflected in the accompanying condensed consolidated financial statements.


PART 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes", "anticipates" or "plans to." as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" set forth in Part I of the company's Annual Report on Form 10-K for the year ended January 3, 1998 and "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS".

Since commencing operations in April 1993, ArthroCare Corporation (the company) has primarily engaged in the design, development, clinical testing, manufacturing and marketing of its Arthroscopic System. The Arthroscopic System uses the company's novel Coblation (tm) technology that allows surgeons to operate with increased precision and accuracy with minimal damage to surrounding tissue. It is currently being used in closed-joint surgery including many types of knee and shoulder procedures. The Arthroscopic System consists of a disposable, bipolar ArthroWand, a radio frequency controller that powers the ArthroWand and a cable that connects the ArthroWand to the controller. The ArthroWand ablates (removes) soft tissue with minimal damage to surrounding healthy tissue and simultaneously achieves hemostasis (sealing of small bleeding vessels). In February 1998, the company entered into a license agreement under which Boston Scientific Corporation (BSC) will develop and market products based on the company's Coblation (tm) technology for myocardial revascularization procedures. In April 1998 the company announced that it is entering the cosmetic surgery market and that it has formed a new business unit, called Visage (tm), to commercialize its technology in this field. In May 1998, the company announced that it is entering the otorhinolaryngology market and that it has formed a new business unit, called ENTec (tm) to commercialize the technology in this field.

The company received clearance of its 510(k) premarket notification from the United States Food and Drug Administration (FDA) in March 1995 to market its Arthroscopic System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The company has since received clearance for use in the wrist and hip. In December 1995, the company commercially introduced its Arthroscopic System through a network of distributors in the United States. In light of the foregoing, the company has a limited history of operations. The company's strategy includes placing with arthroscopic surgeons, controllers that are intended to generate future wand revenues. The company's long-term strategy includes applying its patented platform technology to a range of other soft-tissue surgical procedures. The company has received 510(k) clearance for use of its technology in several fields and has received approval of an investigational device exemption (IDE) to conduct a clinical study which may result in the company submitting a 510(k) application to the FDA. There can be no assurance that any of the company's clinical studies will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all, or that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

Revenues

        For the three-month period ended April 4, 1998, revenues were $4.9 million as compared to $2.3 million for the three-month period ended
March 29, 1997. The $2.6 million increase was primarily due to higher unit volume wand sales resulting from a larger installed base of controllers. Higher unit volume controller sales and higher average selling price (ASP) of both wands and controllers also contributed to the increase in sales.

The company's strategy has been and continues to be to increase future wand sales by increasing the installed base of controllers through aggressive promotional programs. This strategy has and will continue to have an adverse impact on controller revenue and on gross margins, partially offsetting the positive impact of increased wand sales.

Overall, wands continue to be sold at or near list price. The wand
ASP was higher in the three-month period ended April 4, 1998 than in the three-month period ended March 29, 1997 due to increased unit sales of higher priced wands in the current year period and discounted sales to stocking dealers in the prior year quarter. The company expects international sales of wands at discounted prices to reduce wand ASP in the future.

For the three-month period ended April 4, 1998 and March 29, 1997 wands sales comprised the vast majority of revenues. The company believes increased wand sales are a result of the company's strategic plan to build market share through continued promotional programs of controllers. The company expects wand sales to remain the primary component of revenues in the future.

The company believes that, in its first nine quarters of product shipments, it has penetrated 15% to 20% of hospitals that perform arthroscopic procedures in the United States. In addition, more than half of the company's wand revenue is being generated by wands purchased for use in shoulder procedures. The company believes that shoulder procedures are the fastest growing segment of the arthroscopic market and knee procedures represent the largest segment of the arthroscopic market based on the number of procedures. In order to achieve increasing wand sales over time, the company believes it must further penetrate the market for knee procedures.

The company has introduced additional wand styles including its new Turbo Dome and LoPro (tm) wands designed to be used in both knee and shoulder arthroscopic procedures. In November 1997, the company introduced its System 2000 controller designed for more aggressive ablation and hemostasis. The company believes these features will increase wand sales in the market for knee and shoulder procedures. In addition, the company has introduced wand styles for small joint and for capsular shrinkage procedures. There can be no assurance that the use of these new products will be adopted by doctors.

The company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue.


Cost of Sales

        Cost of sales was $2.9 million, or 59% of sales, for the three-months ended April 4, 1998. During the three-month period ended March 29, 1997, cost of sales was $1.7 million, or 74% of sales. The dollar increase in cost of sales in the current year period is due to the increase of products shipped. As a percentage of sales, cost of sales decreased compared with the previous year period as the fixed and semi-fixed costs were spread over higher wand manufacturing volume and as the unit cost of the company's new System 2000 controller decreased. The first quarter of 1998 was Arthrocare's first full quarter of in-house controller manufacture. Prior to introduction of its new controller the company purchased its controllers from a subcontract manufacturer. In 1998, the company charges expenses related to quality control to cost of sales since most of these activities relate to on-going manufacturing. Previously these expenses were charged to research and development.

The improvement in gross margin in the first quarter of 1998 includes the effect of the promotional programs for controller. The company believes that if its promotional programs maintain the same or higher number of wands bundled with a discounted controller, and if the demand for disposable wands increases over a growing installed base of controllers, the cost of sales will continue to decrease as a percentage of sales and gross margins will continue to improve. However, there can be no assurance the company will be successful in maintaining the mix of wands to discounted controllers in its promotional programs or in increasing demand for its disposable wands. Further, production of future new products may adversely impact gross margin due to the inefficiencies in manufacturing new products.


Operating Expenses

Research and development expense increased to $1.0 million for the three-month period ended April 4, 1998, a 12% increase compared to $0.9 million for the three-month period ended March 29, 1997. The $0.1 million increase is attributed to the development of new wand styles and the launch of two new product business units which bring the company's technology to the cosmetic surgery and ear, nose and throat surgical markets. This increase was partially offset by the decreased allocation of expenses related to quality control, which are charged to cost of sales in 1998 since quality activities primarily relate to manufacturing rather than research and development.

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

Sales and marketing expense increased to $2.1 million in the three-month period ended April 4, 1998, a 55% increase as compared to $1.4 million for the three-month period ended March 29, 1997. The $0.8 million increase was primarily due to higher dealer commissions resulting from increased sales, higher staffing, and promotional and trade show expenses reflecting an increased level of sales and marketing activity.

The company anticipates that sales and marketing spending will continue to increase due to higher dealer commissions from increased sales, the additional cost of penetrating international markets and new surgical markets for the company's products, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market its current products and commercialize future products.

General and administrative expense increased to $1.2 million in the three-month period ended April 4, 1998 a 36% increase as compared to $0.9 million for the three-month period ended March 29, 1997. The $0.3 million increase is primarily due to legal expense related to the company's on-going patent litigation brought by the company against certain competitors. See Part I, Item 3 of the company's Annual Report on form 10-K for the year ended January 3, 1998 for a description of the patent litigation. The increased legal expense includes the accrual of approximately $0.5 million of anticipated and estimable legal expenses related to such patent litigation and resulting from a number of motions that are currently before the court. Bad debt and insurance expenses were higher in the first quarter of 1997 than in the current year quarter. The company expects that general and administrative expenses will continue to increase as a result of the patent litigation, further expansion of its staff, and business development activities.

Interest and Other Income, net

Net interest and other income increased to $2.5 million for the three-month period ended April 4, 1998 from $0.4 million in the three-month period ended March 29, 1997 due to a milestone payment received from BSC pursuant to a technology licensing agreement. In February 1998, the company entered into a license agreement under which BSC will develop and market products based on the company's Coblation (tm) technology for myocardial revascularization procedures. Under the agreement, BSC acquired exclusive licensing rights to the company's intellectual property in this field. BSC will pay license fees, a portion of which will be classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products, if any. The first milestone payment of $3.0 million was received in the first quarter of 1998. The company recognized $2.25 million of that payment as other income. The remaining $0.75 will be recognized as progress is made toward the next milestone. Excluding this milestone payment net interest and other income would have been $0.2 million, a decrease of $0.2 million from the three-month period ended March 29, 1997. This $0.2 million decrease is attributable to the conversion of investments to cash for use in business operations. The company expects interest income to continue to decrease as investments are reduced to meet the cash needs of the business.


Net Income (Loss)

Net income was $0.3 million for the three-month period ended April
4, 1998 compared to a loss of $2.2 million in the three-month period ended March 29, 1997. The income is due to the milestone payment received from BSC and recognized as other income. See Interest and Other Income net discussion above. Excluding this payment and the accrual of $0.5 million patent litigation expense detailed above, the company would have reported a net loss of $1.5 million or $0.7 million less than in the comparable three-month period ended March 29, 1997. This lower net loss would have been primarily due to increased revenues, gross margin improvement, and increases in operating expense at rates lower than the increase in revenue.

The company expects net losses to continue in the future. However, the company believes that nets losses will continue to decrease as sales increase faster than operating expenses and gross margin continues to improve. However, there can be no assurance the company will be successful in its efforts to increase sales and gross margin or control the growth of operating expenses.


Liquidity and Capital Resources

On April 4, 1998 the company had $20.3 million in working capital and its principal sources of liquidity consisted of $21.3 million in cash, cash equivalents, and available-for-sale securities which include long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less.

The company's cash generated by operations was to $1.4 million for the three-month period ended April 4, 1998. In the period ended March 29, 1997 the company used for operations $2.4 million of cash. The cash positive position in the current year period is due primarily to the milestone payment received from BSC in the current year period and the reduction of operating loss excluding the legal accrual. See Interest and Other Income, net and Operating Expenses, general and administrative discussions above.

Net accounts receivable increased to $2.8 million as of April 4, 1998 from $2.2 million as of March 29, 1997. The increase in accounts receivable is due to a corresponding increase in sales.

Inventories increased to $2.2 million as of April 4, 1998 compared to $2.0 million at March 29, 1997 due to higher product sales activity. The company expects future inventory levels to grow both in absolute value and as a percentage of total assets as sales volume increases.

Net property and equipment of $1.4 million was the same at April
4, 1998 and March 29, 1997. In 1998, the company has planned but is not committed to approximately $0.7 million in capital expenditures.

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

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the year ended January 2, 1999 for the company and requires that comparative information from earlier years be restated to conform to requirements of this standard. The company is evaluating the requirements of SFAS No. 131 and the effects, if any, on the company's current reporting and disclosures.



ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

ArthroCare became a public company in February 1996. Included here are risk factors as updated from the company's Annual Report on Form 10-K for the year ended January 3, 1998 filed April 3, 1998. The following factors represent current challenges to the company that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse effect on the company's results of operations, business, or financial position.

Dependence Upon Arthroscopic System

The company commercially introduced the Arthroscopic System in December 1995 and by the quarter ended April 4, 1998, had reported 28 months of sales. The Arthroscopic System is the company's only commercial product and will account for a substantial portion of the company's revenue for the foreseeable future. As such, the company is highly dependent on its Arthroscopic System. Additionally, the company's potential products for non-arthroscopic indications are in various stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that regulatory approval, if applied for, will be granted by the United States Food and Drug Administration (FDA) on a timely basis, if at all, or that the potential products will ever achieve commercial acceptance. Failure by the company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the company's business, financial condition and results of operations.

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

Uncertainty of Market Acceptance

Physicians will not use the company's products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. The Arthroscopic System was introduced in December 1995 and no independent published clinical reports exist to support the company's marketing efforts, which may have an adverse effect on its ability to obtain physician acceptance. The company believes that continued recommendations and endorsements by influential physicians are essential for market acceptance of its products. If the Arthroscopic System does not continue to receive broad-based physician acceptance and endorsement by influential physicians, the company's business, financial condition and results of operations would be materially adversely affected. Similarly, if the company's new products do not receive broad-based physicians acceptance and endorsement by influential physicians, the company's business, financial condition and results of operations could be materially adversely affected.

Limited Operating History

The company's operations to date, have consisted of more than two years of product sales. In addition the company has incurred expenses related to research and development, product engineering, obtaining FDA clearance of its Arthroscopic System, and developing a network of distributors in the United States and internationally to market the Arthroscopic System. The company continues to generate operating losses and anticipates generating losses in the future. Whether the company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales of disposable ArthroWands from its distribution network, commercialization of the company's technology in additional surgical markets, obtaining additional international regulatory approvals for the company's Arthroscopic System, obtaining domestic and international regulatory approvals for potential new products and maintaining its financial and management systems, procedures and controls.

Limited Domestic and International Marketing and Sales Experience

The company has shipped over 2,000 Arthroscopic System controller units and more than 175,000 ArthroWands through the end of the first quarter of 1998. The company is marketing and selling its Arthroscopic System in the United States and internationally through a network of independent orthopedic distributors. These distributors sell orthopedic arthroscopy devices for a number of other manufacturers, and there can be no assurance that they will commit the necessary resources to effectively market and sell the company's Arthroscopic System, or that they will be successful in closing sales with doctors and hospitals.
The company has offered its controller to these independent distributors at substantial discounts and may be required to continue to offer such discounts on its controller to generate demand for its ArthroWands. The inability to sell sufficient quantities of ArthroWands would have a material adverse effect on the company's business, financial condition and results of operations.

The company has signed distribution agreements with independent distributors to sell and market the Arthroscopic Systems in Europe, Australia, Mexico, Brazil, Argentina, Canada, Taiwan, South Africa, Israel, Japan and Korea. In other international markets, the company intends to collaborate with one or more marketing partners to establish marketing and distribution channels for the Arthroscopic System and to assist with regulatory requirements in such distributors' jurisdictions. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the company may vary from country to country.

No assurance can be given that the company will successfully sell its product through its distributors in Europe, Australia, Mexico, Brazil, Argentina, Canada, Taiwan, South Africa, Israel, Japan or Korea, that the company will secure marketing partners for other international markets, successfully sell its Arthroscopic System in international markets or that any of its international distributors and marketing partners will commit the necessary resources to obtain additional necessary international regulatory approvals on behalf of the company and successfully sell the Arthroscopic System in international markets.

Limited Manufacturing Experience

The company's manufacturing operations consist of an in-house assembly operation for the manufacturing of ArthroWands, and a separate in-house operation for the manufacturing of the System 2000 controllers. The company's products are manufactured from several components some of which are supplied to the company by third parties. Manufacture of the System 2000 controller, of which an earlier version was manufactured by a third party, was brought in-house in 1997 for the purposes of maintaining process control, managing availability, and leveraging fixed costs.

In December 1997 the company started manufacture and sale of its System 2000 controllers and only a small number of this model of controllers have been manufactured and sold. As a result, the company has limited experience manufacturing controllers in the volumes necessary for the company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. In addition, there can be no assurance that the company or its suppliers will not encounter any manufacturing difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

The company and its component suppliers are required to operate in conformance with Quality System Regulation (QS Regulations) requirements, in order to produce products for sale in the United States, and ISO 9001 standards, in order to produce products for sale in Europe. There can be no assurance that the company or its component suppliers will remain in compliance with QS Regulations or ISO 9001 standards. Any failure by the company or its component suppliers to remain in compliance with QS Regulation or ISO 9001 standards could have a material adverse effect on the company's business, financial condition and results of operations. In addition, the ArthroWand is sterilized by a single subcontractor and the connector housings at each end of the cable are available only from a single source. There can be no assurance that an alternate sterilizer or connector housing supplier could be established if necessary or that available inventories would be adequate to meet the company's product needs during any prolonged interruption of supply. The company's inability to secure an alternative sterilizer, if required, would limit its ability to manufacture the company's Arthroscopic System and would have a material adverse effect on the company's business, financial condition and results of operations.

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

History of Losses; Fluctuations in Operating Results; Losses
Expected to Continue

The company has experienced significant operating losses since inception and, as of April 4, 1998, had an accumulated deficit of $25.1 million. The company expects to generate additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, the launch of additional product lines, increased research and development, and activities to support regulatory applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional programs for the company's products, in addition to those detailed above. The company's revenues and profitability will be critically dependent on whether it can successfully continue to market its Arthroscopic System. In addition, the company's gross margins may be adversely affected due to the necessity to promote and sell its products at significantly reduced prices. There can be no assurance that significant profitability will ever be achieved.

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

Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. On February 13, 1998 the company filed a lawsuit (the "Lawsuit") against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. alleging among other things, infringement of several of the company's patents. See Part I,
Item 3 "Legal Proceedings" of the company's Annual Report on Form 10-K for the year ended January 3, 1998. The defense and prosecution of the Lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. The company believes that the Lawsuit is necessary and if others violate the proprietary rights of the company, further litigation may be necessary to enforce patents issued to the company, to protect trade secrets or know-how owned by the company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the company and significant diversion of effort by the company's technical and management personnel. An adverse determination in the Lawsuit or other litigation or interference proceedings to which the company may become a party could subject the company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the company from manufacturing and selling its products, which would have a material adverse effect on the company's business, financial condition and results of operations.

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

Smith & Nephew Endoscopy, Inc. (which owns Acufex Microsurgical,
Inc. and Dyonics, Inc.), Conmed Corporation (including its Linvatec unit) and Stryker Corp. each have large shares of the market for manual instruments, power shavers and arthroscopes. These companies offer broad product lines, which they may offer as a single package; have substantially greater resources and name recognition than the company; and frequently offer significant discounts as a competitive tactic. In addition, United States Surgical Corporation (including its Valley Labs unit) and Conmed Corporation each have large shares of the market for electrosurgical systems, and Trimedyne, Inc. and Coherent, Inc. each have large shares of the market for laser systems. The company expects that competition from these and other well-established competitors will increase as will competition from start-up and development stage medical device companies such as Gyrus Medical Ltd., a company based in the United Kingdom, and Orotec Interventions, Inc., a company based in Menlo Park, California. The company is aware that Johnson & Johnson (including its Ethicon unit) is marketing a bipolar electrosurgical tool developed by Gyrus Medical Ltd. In order to successfully compete in the arthroscopic medical device industry, the company anticipates that it may have to continue to offer substantial discounts on its controller in order to increase demand for the disposable ArthroWand, and that such competition could have a material adverse effect on the company's business, financial condition and results of operations.

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

Uncertainty of Approvals; Extensive Governmental Regulation

United States

The company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (FDC Act) and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Failure to comply with the regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a premarket approval application (PMA). If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which the FDA must respond to a 510(k) notification. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 to 120 days, but it may take longer. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could be costly and delay market introduction of the products that are the subject of the 510(k) notification.

The company has received clearance of 510(k) premarket notifications to market its Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. In addition, the company received clearance of 510(k) premarket notifications to market products based upon its proprietary core technology to treat certain other soft-tissue conditions including general dermatology and ear, nose and throat conditions. There can be no assurance that the company will be able to obtain necessary clearances or approvals to market any other products on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

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

If necessary, the company may file a PMA application with the FDA for approval to sell its potential products commercially in the United States when it has developed such products. There can be no assurance that the company will be able to obtain necessary PMA application approvals to market such products on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

The company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services (CDHS) and to list its products with the FDA. As such, the company is subject to inspections by both the FDA and the CDHS for compliance with the FDA's GMP or QS Regulations and other applicable regulations. These regulations require that the company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the company, its subcontractors and component suppliers are required to comply with various FDA requirements for design, safety, advertising and labeling. There can be no assurance that the company its subcontractors or component suppliers will not encounter any manufacturing difficulties, or that they will not experience difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

Regulations regarding the manufacture and sale of the company's products are subject to change. The company cannot predict the effect, if any, that such changes might have on its business, financial condition or results of operations.

International

International sales of the company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The company has obtained regulatory clearance to market the Arthroscopic System in Australia, Europe and Mexico, but has not obtained any other international regulatory approvals permitting sales of its products outside of the United States. The company is seeking and intends to seek regulatory approvals in certain other international markets. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

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

Each of the company's potential products that may result from these investigations are in various stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that PMA or 510(k) application, if applied for, will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance. Failure by the company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the company's business, financial condition and results of operations.

Product Liability Risk; Limited Insurance Coverage

The development, manufacture and sale of medical products entail significant risk of product liability claims. The company's current product liability insurance coverage limits are $7,000,000 per occurrence and $7,000,000 in the aggregate. There can be no assurance that such coverage limits are adequate to protect the company from any liabilities it might incur in connection with the development, manufacture and sale of its Arthroscopic System and potential products. In addition, the company may require increased product liability coverage if any potential products are successfully commercialized. Product liability insurance is expensive and in the future may not be available to the company on acceptable terms, if at all. The company has been selling its product since December 1995 and has not experienced any product liability claims to date. However, a successful product liability claim or series of claims brought against the company in excess of its insurance coverage could have a material adverse effect on the company's business, financial condition and results of operations.

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

Control by Directors, Executive Officers and Affiliated Entities

The company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 45% of the company's common stock. These stockholders, if acting together, will have significant influence over all matters requiring approval by the stockholders of the company, including the election of directors and the approval of mergers or other business combination transactions.

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

Anti-Takeover Effect of Stockholder Rights Plan and Certain Charter and Bylaw Provisions

In November 1996, the company's Board of Directors adopted a Stockholder Rights Plan. The Stockholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a Right) on each outstanding share of the company's common stock. Each Right entitles shareholders to buy 1/1000th of a share of the company's Series A participating preferred stock at an exercise price of $50.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the company's common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 15% or more of the company's common stock. The company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the company's common stock.

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

        None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8 - K

a)  Exhibits

3.2 (1) Certificate of Incorporation of the
Registrant.

3.3 (1) Bylaws of the Registrant.

4.1 (1) Specimen Common Stock Certificate.

10.1 (1)        Form of Indemnification Agreement between
the Registrant and each of its directors and officers.

10.2 (1)        Incentive Stock Plan and form of Stock
Option Agreement thereunder.

10.3 (1)        Director Option Plan and form of Director
Stock Option Agreement thereunder.

10.4 (1)        Employee Stock Purchase Plan and forms of
agreements thereunder.

10.5 (1)        Form of Exclusive Distribution Agreement.

10.6 (1)        Form of Exclusive Sales Representative
Agreement.

10.7 (1)        Consulting Agreement, dated May 10, 1993,
between the Registrant and Philip E.
Eggers, and amendment thereto.

10.8 (1)        Consulting Agreement, dated May 20, 1993,
between the Registrant and Eggers &
Associates, Inc., and amendment thereto.

10.9 (1) +      Development and Supply Agreement, dated
March 1, 1994, between the Registrant and
SeaMed Corporation.

10.10 (1)       Lease Agreement, dated September 15, 1994,
between Registrant and The Arrillaga
Foundation and the Perry Foundation for
the Registrant's facility located at 595
North Pastoria Avenue, Sunnyvale,
California 94086.

10.11 (1)       Employment Letter Agreement, dated October
21, 1994, between the Registrant and Allan
Weinstein and amendment thereto.

10.12 (1)       Purchase Assistance Promissory Note, dated
January 19, 1995, between Registrant and
Allan Weinstein.

10.13 (1)       Sublease Agreement, dated February 1,
1995, between Registrant and Guided
Medical Systems, Inc. for the Registrant's
former facility at 453   Ravendale Drive,
Mountain View, California 94043.

10.14 (1)       Mortgage Assistance Promissory Note
Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.

10.15 (1)       Restricted Stock Purchase and Security
Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.

10.16 (1)       Employment Letter Agreement, dated July
18, 1995, between the Registrant and
Robert T. Hagan.

10.17 (1)       Restricted Stock Purchase and Security
Agreement, dated August 1, 1995, between the Registrant and Robert T. Hagan.

10.18 (1)       Employment Letter Agreement, dated
September 3, 1995, between the Registrant and A. Larry Tannenbaum.

10.19 (1) +     Radiation Services Agreement, dated
September 13, 1995, between the Registrant and SteriGenics International.

10.20 (1)       Amended and Restated Stockholder Rights
Agreement, dated October 16, 1995, between the Registrant and certain holders of the Registrant's securities.

10.21 (1)       Contribution Agreement, dated March 31,
1995, by and among Philip E. Eggers,
Robert S. Garvie, Anthony J. Manlove, Hira
V. Thapliyal and the Registrant.

10.22 (2)       Preferred Stock Rights Agreement, dated
November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A.

10.23 (3) +     Exclusive Distributor Agreement, dated
April 15, 1997, between the Registrant and
Arthrex, Gmbh.

10.24 (4) ++    Employment Letter Agreement, dated
June 20, 1997, between the Registrant and
Michael A. Baker.

10.25 (5) +     Exclusive Distributor Agreement, dated
August 21, 1997, between the Registrant
and Kobayashi Pharmaceutical company, Ltd.

10.26 (6) ++    License Agreement dated February 9,
1998, between the Registrant and Boston
Scientific Corporation.

10.27 (6) ++    Development and Supply Agreement
dated February 9, 1998, between the
Registrant and Boston Scientific
Corporation.

10.28 (6)       Lease Agreement dated March 25, 1998
between the Registrant and Aetna Life
Insurance company for the Registrant's
facility located at 840 Del Rey  Avenue,
Sunnyvale, California 94086.

27.1  Financial Data Schedule.

(1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453).

(2) Incorporated herein by reference to Exhibit 5 previously filed with the
        Registrant's Registration Statement on Form 8-A (Registration No. 000-27422).

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

(6) Incorporated herein by reference to the same numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998.

+       Confidential treatment granted.

++      Confidential treatment requested.

b)  Reports on Form 8-K
 None


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ARTHROCARE CORPORATION
a Delaware corporation

Date: May 19, 1998

/s/ CHRISTINE E. HANNI
Christine E. Hanni
Vice President of Finance,
Chief Financial Officer and
Assistant Secretary
(Principal Financial Officer
and Accounting Officer)

Date: May 19, 1998

/s/  MICHAEL A. BAKER
Michael A. Baker
President, Chief Executive
Officer and Director
(Principal Executive Officer)

        EXHIBIT INDEX

Exhibit
Number                          Exhibit Description

27.1                            Financial Data Schedule.