Form 10-Q/A
period 1997-06-28
ARTHROCARE CORP
filed 1998-06-01
CIK 1005010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q/A
                                  Amendment No.1

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

The number of shares outstanding of the registrant's common stock as of August 4, 1997 was 8,809,967.

This form 10-Q/A is being filed solely for the purpose of including a new Exhibit that supersedes an Exhibit previously filed. Other than the Exhibit being filed herewith, all other information included in the initial filing is unchanged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the Undersigned thereunto duly authorized.






ARTHROCARE CORPORATION
a Delaware corporation

Date: June 1, 1998

/s/ CHRISTINE E. HANNI
Christine E. Hanni
Vice President of Finance,
Chief Financial Officer and
Assistant Secretary
(Principal Financial Officer
and Accounting Officer)

Date: June 1, 1998

/s/ MICHAEL A. BAKER
Michael A. Baker
President, Chief Executive
Officer and Director
(Principal Executive Officer)







                                  EXHIBIT INDEX




Exhibit
Number                        Exhibit Description
--------                     -------------------

10.24** Employment Letter Agreement dated June 20, 1997, between the Registrant and Michael A. Baker.

11.1*            Computation of Net Loss per Share.

27.1*            Financial Data Schedule.


-------------------------

*     Previously filed with Quarterly Report on Form 10-Q
      for quarter ended June 28, 1997.
**    Supersedes Exhibit previously filed.