Form 10-Q
period 1998-07-04
ARTHROCARE CORP
filed 1998-08-18
CIK 1005010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 4, 1998

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

The number of shares outstanding of the registrant's common stock as of August 4, 1998 was 8,946,354.

                    ARTHROCARE CORPORATION

                             INDEX




PART 1:  Financial Information

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of July 4, 1998 (unaudited) and January 3, 1998

          Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended July 4, 1998 and June 27, 1997

          Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended July 4, 1998 and June 27, 1997

          Notes to Condensed Consolidated Financial Statements (unaudited)

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

SIGNATURE

Part 1.  Financial Information
Item 1.   Financial Statements

                             ARTHROCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      July 4,      January 3,
                                                       1998           1998
                                                   -------------  -------------
                                                   (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                             $10,299         $8,188
  Available-for-sale securities                           4,575         10,674
  Accounts receivable, net                                3,806          2,223
  Inventory                                               3,744          2,019
  Prepaid expenses and other current assets                 544            210
                                                   -------------  -------------
       Total current assets                              22,968         23,314

Available-for-sale securities                             2,635          1,010
Property and equipment, net                               2,165          1,412
Related party receivables                                   886            876
Other assets                                                 76             63
                                                   -------------  -------------
     Total assets                                       $28,730        $26,675
                                                   =============  =============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $1,742           $968
  Deferred Revenue                                          875            --
  Accrued liabilities                                     2,649          2,004
                                                   -------------  -------------
          Total current liabilities                       5,266          2,972

Deferred rent                                               150            157
                                                   -------------  -------------
          Total liabilities                               5,416          3,129
                                                   -------------  -------------
Stockholders' equity:
  Common stock                                               21              9
  Additional paid in capital                             49,678         49,153
  Notes receivable from stockholders                        (83)           (92)
  Deferred compensation                                    (148)          (228)
  Unrealized gain (loss) on available-for-sale
    securities                                               (7)            10
  Accumulated deficit                                   (26,147)       (25,306)
                                                   -------------  -------------
          Total stockholders' equity                     23,314         23,546
                                                   -------------  -------------
     Total liabilities and stockholders' equity         $28,730        $26,675
                                                   =============  =============

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             ARTHROCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended       Six Months Ended
                                                 -----------------------  ------------------------
                                                   July 4,    June 28,      July 4,     June 28,
                                                    1998        1997         1998         1997
                                                 ----------- -----------  -----------  -----------
Net sales                                            $5,673      $2,832      $10,544       $5,093
Cost of sales                                         3,145       1,994        5,995        3,673
                                                 ----------- -----------  -----------  -----------
Gross profit                                          2,528         838        4,549        1,420
                                                 ----------- -----------  -----------  -----------
Operating expenses:
   Research and development                           1,155         873        2,140        1,753
   Sales and marketing                                2,422       1,386        4,538        2,751
   General and administrative                           713         927        1,924        1,818
                                                 ----------- -----------  -----------  -----------
        Total operating expenses                      4,290       3,186        8,602        6,322
                                                 ----------- -----------  -----------  -----------
Loss from operations                                 (1,762)     (2,348)      (4,053)      (4,902)
Interest and other income, net                          668         359        3,212          746
                                                 ----------- -----------  -----------  -----------
Net loss                                            ($1,094)    ($1,989)       ($841)     ($4,156)
                                                 =========== ===========  ===========  ===========

Net loss per common share and per common
 share-assuming dilution                             ($0.12)     ($0.23)      ($0.09)      ($0.47)
                                                 =========== ===========  ===========  ===========
Shares used in computing net loss per common
 share and per common share-assuming dilution         8,914       8,806        8,902        8,795
                                                 =========== ===========  ===========  ===========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                           ARTHROCARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)

                                                           Six Months Ended
                                                      --------------------------
                                                        July 4,       June 28,
                                                          1998          1997
                                                      ------------  ------------
                                                      (unaudited)
Cash flows from operating activities:
   Net loss                                                 ($841)      ($4,156)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
        Depreciation and amortization                         282           304
        Amortization of deferred compensation                  80            79
        Provision for doubtful accounts receivable
          and product returns                                  50            52
        Provision for excess and obsolete inventory           186           149
        Deferred rent                                          (7)            3
        Changes in operating assets and liabilities:
          Accounts Receivable                              (1,633)          (30)
          Related party receivables                           (10)           66
          Inventory                                        (1,911)         (666)
          Prepaid expenses and other current assets          (334)         (171)
          Accounts payable                                    774           163
          Accrued liabilities                                 660           246
          Deferred Revenue                                    875             0
          Other assets                                        (13)            6
                                                      ------------  ------------
           Net cash provided used in
              operating activities                         (1,842)       (3,955)
                                                      ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment                     (1,035)         (293)
   Purchases of available-for-sale securities             (22,093)       (5,627)
   Sale or maturities of available-for-sale securities     26,550        15,617
                                                      ------------  ------------
           Net cash provided by investing activities        3,422         9,697
                                                      ------------  ------------

Cash flows from financing activities:
   Repayment of capital leases                                (15)          (23)
   Issuance of notes receivable                                 9            --
   Proceeds from exercise of options
      to purchase common stock                                537            65
                                                      ------------  ------------
           Net cash provided by financing activities          531            42
                                                      ------------  ------------

Net increase in cash and cash equivalents                   2,111         5,784
Cash and cash equivalents, beginning of period              8,188        11,359
                                                      ------------  ------------
Cash and cash equivalents, end of period                  $10,299       $17,143
                                                      ============  ============
Supplemental schedule of non-cash investing and
      financing activities:
   Net unrealized loss on
      available-for-sale securities                          ($17)          $40

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                          ARTHROCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation (the company) for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the financial statements contained in the Form 10-K for the year ended
January 3, 1998 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at January 3, 1998 was derived from audited financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

Computation of Net Loss per Common Share and per Common Share-assuming dilution

        The company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, effective January 3, 1998 and has restated all prior periods accordingly. Net loss per common share and per common share-assuming dilution is computed using the weighted average number of shares of common stock outstanding. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon conversion of stock options. The company has excluded stock options from the computation of net loss per common share-assuming dilution because all such securities are anti-dilutive from all periods presented.

Stock options to purchase 390,790 share of common stock at prices ranging from $.20 per share to $24.25 per share were outstanding at July 4, 1998, but were not included in the computation of net loss per common share-assuming dilution because they were antidilutive. The aforementioned stock options could potentially dilute earning per share in the future.


3. Interest and other income, net:

In February 1998, the company entered into a license agreement under which Boston Scientific Corporation (BSC) will develop and market products based on the company's Coblation T technology for myocardial revascularization procedures. Under the agreement, BSC acquires exclusive licensing rights to the company's intellectual property in this field. BSC will pay license fees, a portion of which will be classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products, if any. Of this amount, the company received a license fee in the quarter ended April 4, 1998, of $3.0 million in partial consideration for the license granted. The company recognized $2.25 million as other income in the quarter received. The remaining $0.75 million will be recognized as progress is made toward the next milestone of which $0.125 million was recognized in the three-month period ended July 4, 1998.

In June 1998, the company entered into a license and distribution agreement with Xomed whereby Xomed will acquire exclusive, worldwide, marketing rights for the company's patented Coblation TM technology in the ear, nose and throat (ENT) market. Under the terms of the agreement, Xomed will pay license fees based upon the achievement of certain milestones. During the three and six-month periods ended July 4, 1998 the company recognized, $0.25 million of such payments as other income.

4.  Balance sheet detail (in thousands):

                                          July 4,        January 3,
                                            1998               1998
                                        ------------    ------------
                                        (Unaudited)
Inventory:
   Raw materials                             $1,510            $921
   Work-in-process                              806             165
   Finished goods                             1,428             933
                                        ------------    ------------
Total                                        $3,744          $2,019
                                        ============    ============

Accrued liabilities:
   Compensation                              $1,351          $1,314
   Deferred license fee                         675            --
   Legal expense                                568              38
   Other                                         55             652
                                        ------------    ------------
Total                                        $2,649          $2,004
                                        ============    ============


5.  Recent Accounting Pronouncements:

        Effective April 4, 1998 the company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. As the components of comprehensive income for the company are not material, the additional reporting and display of comprehensive income and its components has not been reflected in the accompanying condensed consolidated financial statements.

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

        Since commencing operations in April 1993, ArthroCare Corporation (the company) has primarily engaged in the design, development, clinical testing, manufacturing and marketing of its Arthroscopic System. The Arthroscopic System uses the company's novel CoblationT technology that allows surgeons to operate with increased precision and accuracy with minimal damage to surrounding tissue. It is currently being used in closed-joint surgery including many types of knee and shoulder procedures. The Arthroscopic System consists of a disposable, multi-electrode bipolar ArthroWand, a radio frequency controller that powers the ArthroWand and a cable that connects the ArthroWand to the controller. The ArthroWand ablates (removes) soft tissue with minimal damage to surrounding healthy tissue and simultaneously achieves hemostasis (sealing of small bleeding vessels).

        In February 1998, the company entered into a license and OEM agreement under which Boston Scientific Corporation (BSC) will develop and market products based on the company's CoblationT technology for myocardial revascularization procedures. In April 1998, the company announced that it is entering the cosmetic surgery market and that it has formed a new business unit, called Visage TM, to commercialize its technology in this field. In May 1998, the company announced that it is entering the otorhinolaryngology (ear, nose and throat) market and that it has formed a new business unit, called ENTec TM, to commercialize the technology in this field. In June 1998, the company entered into a license and OEM agreement with Xomed Surgical Products (Xomed). Under the terms of this agreement, Xomed will become the exclusive worldwide marketer of ArthroCare's patented Coblation TM technology in the otorhinolaryngology market.

        The company received clearance of its 510(k) premarket notification from the United States Food and Drug Administration (FDA) in March 1995 to market its Model 970 Arthroscopic System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The company has since received clearance for use in the wrist and hip. In October 1996, the company received clearance of its 510(k) premarket notification for the System 2000 Arthroscopic System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow, ankle, wrist and hip.

        In December 1995, the company commercially introduced its Arthroscopic System through a network of distributors in the United States. In light of the foregoing, the company has a limited history of operations. The company's strategy includes placing with arthroscopic surgeons, controllers that are intended to generate future wand revenues. The company's long-term strategy includes applying its patented platform technology to a range of other soft-tissue surgical procedures including ear, nose and throat and cosmetic surgical procedures. The company has received 510(k) clearance for use of its technology in several fields and has received approval of an Investigational Device Exemption (IDE) to conduct a clinical study which may result in the company submitting a 510(k) application to the FDA. There can be no assurance that any of the company's clinical studies will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all, or that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

Revenues

Revenues for the three and six-month periods ended July 4, 1998 increased to $5.7 million or 100.3% and $10.5 million or 107%, respectively, as compared to $2.8 million and $5.1 million for the same periods during the prior year. The increase in revenues of $2.8 million and $5.5 million for the three and six-month periods ended July 4, 1998, respectively, was primarily due to higher unit volume wand sales. The higher unit volume of wand sales resulted from a larger installed base
of controllers. Wands continue to be sold at or near list price.   The
company expects international sales and sales to its marketing partner, Xomed, of wands at discounted prices to reduce wand ASP in the future.

The majority of revenues for the three and six-month periods ended
July 4, 1998 were attributable to wand sales. The company's strategy has been, and continues to be, to increase future wand sales by increasing the installed base of controllers through aggressive promotional programs. During the three-month period ended July 4, 1998 the company implemented an additional controller placement program that allows customers to pay a monthly usage fee. This program did not have a significant impact on revenues or gross margins during the three or the six-month period ended July 4, 1998; however, the company believes that its placement program may have a positive impact on wand sales and gross margins in the future. The company expects wand sales to remain the primary component of revenues in the future.

The company believes that, in its ten quarters of product shipments, it has penetrated 20% to 25% of hospitals that perform arthroscopic procedures in the United States. In addition, the company believes that approximately half of the company's wand revenue is being generated by wands purchased for use in shoulder procedures. The company believes that shoulder procedures are the fastest growing segment of the arthroscopic market and knee procedures represent the largest segment of the arthroscopic market based on the number of procedures. In order to achieve increasing wand sales over time, the company believes it must continue to penetrate the market for knee procedures, expand the education of physicans of the Coblation TM technology, continue working on articular cartilage applications and base product development focus specifically for knee applications.

To that end, during the quarter, the company introduced five new
wand styles.   The Eliminator, Saber, and Covac wands were designed to
be used primarily in knee procedures and were introduced near the end of the quarter. The company also developed and introduced new wands for small joint procedures and for capsular shrinkage procedures. In November 1997, the company introduced the System 2000 controller designed for more aggressive ablation and hemostasis. The company believes the features found in the System 2000 as well as these additional wands will increase wand sales in the market for knee and shoulder procedures. There can be no assurance that the use of these new products will be adopted by doctors. The company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue.


Cost of Sales

        Cost of sales was $3.1 million, or 55% of sales, and $6.0 million, or 57% of sales for the three and six-months ended July 4, 1998, respectively. During the three and six-month periods ended June 28, 1997 cost of sales was $2.0 million, or 70% of sales and $3.7 million or 72% of sales, respectively. The dollar increase in cost of sales in the current year quarter and for the six months ended July 4, 1998 is due to increased sales of products. As a percentage of sales, cost of sales decreased compared with the previous year periods primarily as a result of the fixed and semi-fixed costs being spread over higher wand manufacturing volume. In addition, prior to introduction of its new controller in November 1997, the company purchased its controllers from a subcontract manufacturer at a cost that exceeded the current internal cost to manufacture. In 1998, the company charges expenses related to quality control to cost of sales since most of these activities relate to on-going manufacturing; previously, these expenses were charged to research and development.

The company implemented an additional controller placement program late in the first half of 1998 in which the company maintains title to the controllers. This program did not have a significant impact on gross margins during the three or the six-month period ending July 4, 1998; however, the company believes that its placement program may have a positive impact on gross margins in the future, since the cost of the
controller is amortized over a longer period of time.   The company
believes the placement program will contribute to the growth of the installed base of controllers and generate an increase in the demand for disposable wands resulting in a decrease of cost of sales as a
percentage of sales and an improvement of gross margins.   There can be
no assurance that the company will be successful in maintaining the mix of wands as compared to controller placements or be able to increase demand for its disposable wands.




Operating Expenses

Research and development expense increased to $1.2 million and $2.1 million for the three and six-month periods ended July 4, 1998, respectively, from $0.9 million and $1.8 million, respectively, for the same periods during the prior fiscal year. The increase in spending represents a 32% and 22% increase over the three and the six-month periods, respectively, of the prior fiscal year. The increases over the three and the six-month periods are attributed to the development of new wand styles and the product lines associated with launch of two new business units which bring the company's technology to the cosmetic surgery and ear, nose and throat surgical markets, as well as the costs associated with running clinical trials on certain new products. This increase was partially offset by the decreased allocation of expenses related to quality control, which are being charged to cost of sales in 1998 as quality activities primarily relate to manufacturing rather than research and development.

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

Sales and marketing expense increased to $2.4 million or 75% and $4.5 million or 65%, respectively, during the three and six-month periods ended July 4, 1998, as compared to $1.4 million and $2.8 million incurred during the same periods of the previous fiscal year. The increases are primarily due to higher dealer commissions resulting from increased sales, higher staffing, and promotional and trade show expenses reflecting an increased level of sales and marketing activity as the company introduced two new business units and several new arthroscopy products. Additional sales and marketing expenses were incurred during 1998 as the company expanded operations in Europe.

The company anticipates that sales and marketing spending will continue to increase due to higher dealer commissions from increased sales, the additional cost of penetrating international markets and new surgical markets for the company's products, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market its current products and commercialize future products. There can be no assurance that the company will successfully develop its own marketing and sales capabilities and experience or that its distributors and marketing partners will commit the necessary resources to effectively market and sell the company's current products and future products.

General and administrative expenses were $0.7 million for the three-month period ended July 4, 1998, a 23% decrease as compared to $0.9 million for the three-month period ended June 28, 1997. The decrease in expenses during the second quarter of 1998 compared with the second quarter of 1997 is primarily due to the costs associated with recruiting and relocating the new President and Chief Executive Officer in the prior year period. General and administrative expense increased to $1.9 million or 6% for the six-month period ended July 4, 1998 as compared to $1.8 million for the six-month period ended June 28, 1997. The $0.1 million increase during 1998 is due to legal expenses related to on-going patent litigation brought by the company against certain competitors offset by the relocation and recruiting expenses incurred during the second quarter of 1997. The increased legal expense includes the accrual of approximately $0.5 million of anticipated and estimable legal expenses related to such patent litigation and resulting from a
number of motions that are currently before the court.   For a
description of the patent litigation, refer to Part II, Item 1 this Quarterly Report on Form 10-Q. The company expects that general and administrative expenses will continue to increase as a result of the patent litigation, further expansion of its staff, and business development activities.

Interest and Other Income, net

Net interest and other income increased to $0.7 million and $3.2 million for the three-month and six-month periods ended July 4, 1998, respectively, up from $0.4 million and $0.7 million for the three-month and six-month periods ended June 28, 1997 primarily due to milestone payments received from BSC and Xomed pursuant to technology licensing agreements signed with each party during 1998.

In February 1998, the company entered into a license agreement under which BSC will develop and market products based on the company's Coblation T technology for myocardial revascularization procedures. Under the agreement, BSC acquired exclusive licensing rights to the company's intellectual property in this field. BSC will pay license fees, a portion of which will be classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products, if any. The first milestone payment of $3.0 million was received in the first quarter of 1998. The company recognized $2.4 million of that payment as other income during the six-month period ended July 4, 1998. The remaining $0.6 will be recognized as progress is made toward future milestones.

        In June 1998, the company entered into a license and distribution agreement with Xomed whereby Xomed will acquire exclusive, worldwide, marketing rights for the company's patented Coblation TM technology in the ear, nose and throat (ENT) market. Under the terms of the agreement, Xomed will pay license fees based upon the achievement of certain milestones. During the three and six-month periods ended July
4, 1998 the company recognized, $0.25 million of such payments as other income. Excluding the aforementioned milestone payments, net interest and other income would have been $0.3 million and $0.6 million, a $0.1 million and $0.2 million decrease for the three and six-month periods ended July 4, 1998, respectively. The decrease in interest income is attributable to the decrease in cash balances and henceforth the interest earned year over year.





Net Loss

Net loss was $1.1 million and $0.8 million for the three and the six-months ended July 4, 1998, respectively, compared to a loss of $2.0 million and $4.1 million in the three and the six-month periods ended June 28, 1997, respectively. Net loss decreased over the prior year period primarily due to the milestone payments received from BSC and Xomed, which were recognized as other income and an improvement in operating margins. See Interest and Other Income, net discussion above. Excluding the payments detailed above, the company would have reported a loss of $1.5 million or $0.5 million less than in the comparable three-month period ended June 28, 1997. For the six-month period ending July 4, 1998, excluding the milestone payments and the accrual of $0.5 million patent litigation expense recorded in fiscal 1998, net loss would have been $3.0 million or $1.1 million less than the prior year. This decrease is primarily due to increased revenues, gross margin improvement, and increases in operating expenses at rates lower than the increase in revenue.

The company expects net losses to continue in the future. However, the company believes that net losses will continue to decrease as sales increase faster than operating expenses and gross margin continues to improve. There can be no assurance the company will be successful in its efforts to increase sales and gross margin or reduce the rate of growth of operating expenses.


Liquidity and Capital Resources

On July 4, 1998, the company had $17.7 million in working capital. Principal sources of liquidity consisted of $17.5 million in cash, cash equivalents, and available-for-sale securities, which include long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less.

Net cash used in operating activities decreased to $1.8 million for the six-month period ended July 4, 1998 from $4.0 million for the six-month period ended June 28, 1997. The decrease in the current year period is due primarily to the milestone payments received from BSC and Xomed in the current year period and the reduction of operating loss excluding the legal accrual. See Interest and Other Income, net and Operating Expenses, general and administrative discussions above.

Net accounts receivable increased to $3.8 million as of July 4, 1998 from $2.2 million as of January 3, 1998. The increase in accounts receivable is due to a corresponding increase in sales as well as timing of sales during the quarter.

Inventories increased to $3.7 million as of July 4, 1998 compared to $2.0 million at January 3, 1998 due to higher product sales activity along with the ramp-up for two new product markets. The company expects future inventory levels to grow both in absolute value and as a percentage of total assets as sales volume increases.

Net property and equipment increased to $2.2 million as of July 4, 1998 from $1.4 million on January 3, 1998. The increase is primarily attributable to the capitalization of controllers placed subject to the newly implemented leasing program along with an increase of computer software and equipment for new hires and an additional facility.

The company plans to finance its capital needs principally from cash from product sales, cash, cash equivalents, and available-for-sale securities, which include long-term available-for-sale securities and related interest. The company believes the existing capital resources together with cash generated from licensing arrangements will be sufficient to fund its operations at least through fiscal year 1999. The company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The company's future liquidity and capital requirements will depend on numerous factors including the company's success of commercializing the Arthroscopic System, development and commercialization of products in fields other than arthroscopy, the ability of the company's suppliers to continue to meet the demands of the company at current prices, the cost associated with the company's ongoing patent litigation, obtaining and enforcing patents important to the company's business, the status of regulatory approvals and competition. There can be no assurance that the company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

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


Early Stage of Commercialization of Current Non-Arthroscopic Products; Uncertainties Associated with Current Non-Arthroscopic Products.

In April 1998, the company announced the creation of its new business division, Visage TM, created for the purpose of commercializing the company's Cosmetic Surgery System ("CSS") for use in dermatology and cosmetic surgery procedures, in May 1998, the company announced the creation of its second new business division, ENTec TM, created for the purpose of commercializing the company's ENT (Ear, Nose and Throat) Surgery System ("ESS") for use in head and neck surgical procedures. With respect to CSS, the company has obtained ISO 9001 certification and has received CE mark certification for marketing of CSS in Europe for skin resurfacing and wrinkle removal procedures and has received 510(k) clearances for use of CSS in general dermatology procedures in the United States. The company is pursuing additional clearances that will allow CSS to be marketed in the United States specifically for wrinkle removal. With respect to ESS, the company has applied for ISO 9001 and CE mark certification for marketing of ESS in Europe and has received 510(k) clearances for use of ESS in general head and neck surgical procedures in the United States. In addition, the company has received clearances that will allow ESS to be marketed in the United States for certain specific indications while it is pursuing additional clearances for certain other indications. Both of these products have only recently been commercially introduced and to date, the company has sold only a small number of units, and these have been utilized by a limited number of doctors. No assurance can be given that the company will be able to manufacture CSS or ESS in commercial quantities at acceptable costs, or that it will be able to market such products successfully. If CSS and ESS are not commercially successful, the company's business, financial condition and results of operations would be materially adversely affected.

A significant investment in additional preclinical and clinical testing, regulatory and sales and marketing activities will be necessary in order for the company to commercialize CSS and ESS. There can be no assurance that CSS or ESS will generate sufficient or sustainable revenues to enable to the company to be profitable. Furthermore, although the company believes that these products offer certain advantages, there can be no assurance that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to current or future collaborative partners or patients.

Development and commercialization of CSS and ESS are subject to the risks of failure inherent in the development of new medical devices. These risks include the possibility that the company will experience delays in testing or marketing, that such testing or marketing will result in unplanned expenditures or in expenditures above those anticipated by the company, that CSS or ESS will not be proven safe or effective, that such products will not be easy to use or cost-effective, that third parties will develop and market superior or equivalent products, that such products will fail to receive necessary regulatory approvals, that such products will be difficult or uneconomical to manufacture on a commercial scale, that proprietary rights of third parties will preclude the company or its collaborative partners from marketing such products and that such products will not achieve market acceptance. As a result of these risks, there can be no assurance that research and development efforts conducted by the company or its collaborative partners will result in any commercially viable products. If required regulatory approvals are not obtained for CSS or ESS, or any approved products are not commercially successful, there will be a material adverse effect on company's business, financial condition and results of operations

Dependence Upon Collaborative Arrangements

  In order to successfully develop and commercialize certain products, the company may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete its research and development activities, preclinical and clinical testing and manufacturing, to seek and obtain regulatory and to achieve successful commercialization of future products. The company has recently entered into collaborative arrangements with BSC and Xomed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview" for a discussion of these arrangements.

 The company's dependence on collaborative and licensing arrangements with third parties subjects it to a number of risks. Agreements with collaborative partners typically allow such partners significant discretion in electing whether to pursue any of the planned activities. The company cannot control the amount and timing of resources its collaborative partners may devote to the products and there can be no assurance that such partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner's business strategy may adversely affect such partners ability to complete its obligations under the arrangements. If any collaborative partner were to terminate or breach its agreement with the company, or otherwise fail to complete its obligations in a timely manner, such conduct could have a material adverse effect on the company's business, financial condition and results of operations. To the extent that the company is not able to establish further collaborative arrangements or that any or all of the company's existing collaborative arrangements are terminated, the company would be required to seek new collaborative arrangements or to undertake product development and commercialization at its own expense, which could significantly increase the company's capital requirements, place additional strain on its human resource requirements and limit the number of products which the company would be able to develop and commercialize. In addition, there can be no assurance that existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the company's competitors. There can also be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology or products developed with any collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between established collaborative partners and the company could lead to delays or termination in the research, development or commercialization of certain products or result in litigation or arbitration, which would be time consuming and expensive. Failure by any collaborative partner to develop or commercialize successfully any product candidate to which it has obtained rights from the company or the decision by a collaborative partner to pursue alternative technologies or commercialize or develop alternative products, either on their own or in collaboration with others, could have a material adverse effect on the company's business, financial condition and results of operations.

Dependence Upon Arthroscopic System

The company commercially introduced the Arthroscopic System in December 1995 and by the quarter ended July 4, 1998, had reported 31 months of sales. The Arthroscopic System is the company's first commercial product and will account for a substantial portion of the company's revenue for the near future. As such, the company is highly dependent on its Arthroscopic System. Additionally, the company's potential products for non-arthroscopic indications are in various stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that regulatory approval, if applied for, will be granted by the United States Food and Drug Administration (FDA) on a timely basis, if at all, or that new products will ever achieve commercial acceptance. Failure by the company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the company's business, financial condition and results of operations.

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

Uncertainty of Market Acceptance

Physicians will not use the company's products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. No independent published clinical reports exist to support the company's marketing efforts for any of its products, which may have an adverse effect on its ability to obtain physician acceptance. The company believes that continued recommendations and endorsements by influential physicians are essential for market acceptance of its products. If the Arthroscopic System does not continue to receive broad-based physician acceptance and endorsement by influential physicians, the company's business, financial condition and results of operations would be materially adversely affected. Similarly, if CSS, ESS or the company's potential new products do not receive broad-based physicians acceptance and endorsement by influential physicians, the company's business, financial condition and results of operations would be materially adversely affected.

Limited Operating History

The company's operations to date, have consisted of more than two years of sales of its Arthroscopic System and very limited sales of CSS and ESS. In addition the company has incurred expenses related to research and development, product engineering, applying for and obtaining FDA clearance of its products and potential new products, developing a network of distributors in the United States and internationally and assembling a direct sales force to market its products. The company continues to generate operating losses and anticipates generating losses in the future. Whether the company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales of disposable ArthroWands from its distribution network, successful commercialization of CSS, ESS and the company's technology in additional surgical markets, obtaining additional international regulatory approvals for the company's products, obtaining domestic and international regulatory approvals for its current and potential new products and maintaining its financial and management systems, procedures and controls.

Limited Domestic and International Marketing and Sales Experience

The company has shipped over 2,500 Arthroscopic System controller units, more than 220,000 ArthroWands, and a limited number of CSS and ESS units through the end of the second quarter of 1998. The company is marketing and selling CSS domestically through a direct sales force and internationally through its subsidiary, ArthroCare Europe AB. The company currently has very limited experience in directly marketing and selling its products and is in the process of assembling a marketing and sales staff for CSS. There can be no assurance that the company will successfully develop its own marketing and sales capabilities or experience for CSS.

The company is marketing and selling its Arthroscopic System in the United States and internationally through a network of independent orthopedic distributors. These distributors sell orthopedic arthroscopy and ENT devices for a number of other manufacturers. Xomed is the exclusive and worldwide distributor for ESS. There can be no assurance that these distributors will commit the necessary resources to effectively market and sell the company's Arthroscopic System or ESS, or that they will be successful in closing sales with doctors and hospitals. The company has offered its controller to these distributors at substantial discounts and may be required to continue to offer such discounts on its controller to generate demand for its wands. The inability to sell sufficient quantities of wands would have a material adverse effect on the company's business, financial condition and results of operations.

The company has signed distribution agreements with independent distributors to sell and market the Arthroscopic Systems in Europe, Australia, Mexico, Brazil, Argentina, Canada, Taiwan, South Africa, Israel, Japan and Korea. In other international markets, the company intends to collaborate with one or more marketing partners to establish marketing and distribution channels for the Arthroscopic System and to assist with regulatory requirements in such distributors' jurisdictions. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the company may vary from country to country. In June 1998, the company entered into a license agreement with Xomed whereby Xomed has the
exclusive worldwide distribution rights for ESS.   For a description of
additional risks and uncertainties relating to Xomed's exclusive worldwide distribution rights for ESS, see "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS - Dependence on Collaborative Arrangements" on pages 17 and 18 of this Quarterly Report on Form 10-Q.

No assurance can be given that the company will successfully sell
CSS directly, successfully sell its Arthroscopic System through its distributors in Europe, Australia, Mexico, Brazil, Argentina, Canada, Taiwan, South Africa, Israel, Japan or Korea, successfully sell ESS through Xomed, that the company will secure marketing partners for other international markets, successfully sell its products in international markets or that any of its international distributors and marketing partners will commit the necessary resources to obtain additional necessary international regulatory approvals on behalf of the company and successfully sell the Arthroscopic System or other products in international markets.

Limited Manufacturing Experience

The company's manufacturing operations consist of an in-house assembly operation for the manufacturing of ArthroWands, and a separate in-house operation for the manufacturing of the System 2000 controllers. The company's products are manufactured from several components, some of which are supplied to the company by third parties. Manufacture of the System 2000 controller, of which an earlier version was manufactured by a third party, was brought in-house in 1997 for the purposes of maintaining process control, managing availability, and leveraging fixed costs.

In December 1997, the company started manufacturing and selling its System 2000 controllers. As a result, the company has limited experience manufacturing controllers in the volumes necessary for the company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. In addition, there can be no assurance that the company or its suppliers will not encounter any manufacturing difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

In April 1998, the company started manufacturing its System 5000 controllers for cosmetic surgery and only a small number of this model controllers has been manufactured and sold. In the same time period, the company began to manufacture limited numbers of disposable wands for ENT and cosmetic surgery applications. As a result, the company has limited experience manufacturing its current products for ENT and cosmetic surgery in the volumes necessary for the company to achieve commercial sales, and there can be no assurance that reliable, high-volume manufacturing for these products can be achieved at a
commercially reasonable cost.   In addition, there can be no assurance
that the company or its suppliers will not encounter any manufacturing difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

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

The cable used to connect the disposable wands to the controllers for CSS and ESS are manufactured by a single contract manufacturer. In addition, the ArthroWand is sterilized by a single subcontractor and the connector housings at each end of the cable in the Arthroscopic System are supplied from a single source. There can be no assurance that an alternate contract manufacturer, sterilizer or connector housing supplier could be established if necessary or that available inventories would be adequate to meet the company's product needs during any
prolonged interruption of supply.   The company's inability to secure an
alternative contract manufacturer or sterilizer, if required, would limit its ability to manufacture the company's Arthroscopic System, CSS and/or ESS and would have a material adverse effect on the company's business, financial condition and results of operations.

In connection with regulatory inspections of the company's manufacturing facility in Sunnyvale, California, the FDA issued the company FDA Form 483, which detailed specific areas where the FDA observed that the company's operations were not in full compliance with some areas of QS Regulations. The company has responded to the FDA and has implemented corrective changes and believes that it is in good standing with the FDA.

History of Losses; Fluctuations in Operating Results; Losses Expected to
Continue

The company has experienced significant operating losses since inception and, as of July 4, 1998, had an accumulated deficit of $26.1 million. The company expects to generate additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, the launch of additional product lines (including CSS and ESS), increased research and development and activities to support regulatory applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional programs for the company's products. The company's revenues and profitability will be critically dependent on whether it can successfully continue to market its soft-tissue surgery systems. In addition, the company's gross margins may be adversely affected due to the necessity to promote and sell its products at significantly reduced prices. There can be no assurance that significant profitability will ever be achieved.

Patents and Proprietary Rights

The company's ability to compete effectively depends in part on developing and maintaining the proprietary aspects of its platform Coblation technology. The company owns eleven issued United States patents, more than 40 pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Japan, Canada, Australia and New Zealand corresponding to eight of the United States filings relating to its Coblation technology. The initial patent is currently set to expire in 2008, three issued patents are currently expected to expire between 2008 and 2012 and the other seven patents are expected to expire between 2014 and 2016. The company believes that the issued patents cover both the core technology used in the company's soft-tissue surgery systems, including both multielectrode and single-electrode configurations of its wand tools, as well as the use of Coblation technology in specific surgical procedures.

There can be no assurance that the patents that have been issued to the company or any patents which may be issued as a result of the company's United States or international patent applications will provide any competitive advantages for the company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made significant investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the company's ability to make, use and sell its products either in the United States or in international markets.

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




Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. On February 13, 1998 the company filed a lawsuit (the "Lawsuit") against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. alleging among other things, infringement of several of the company's patents. See Part II,
Item 1 of this Quarterly Report on Form 10-Q. The defense and prosecution of the Lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. The company believes that the Lawsuit is necessary and if others violate the proprietary rights of the company, further litigation may be necessary to enforce patents issued to the company, to protect trade secrets or know-how owned by the company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the company and significant diversion of effort by the company's technical and management personnel. An adverse determination in the Lawsuit or other litigation or interference proceedings to which the company may become a party could subject the company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the company from manufacturing and selling its products, which would have a material adverse effect on the company's business, financial condition and results of operations.


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

Smith & Nephew Endoscopy, Inc. (which owns Acufex Microsurgical,
Inc. and Dyonics, Inc.), Conmed Corporation (including its Linvatec unit) and Stryker Corp. each have large shares of the market for manual instruments, power shavers and arthroscopes. These companies offer broad product lines, which they may offer as a single package; have substantially greater resources and name recognition than the company; and frequently offer significant discounts as a competitive tactic. In addition, United States Surgical Corporation (including its Valley Labs unit) and Conmed Corporation each have large shares of the market for electrosurgical systems, and Trimedyne, Inc. and Coherent, Inc. each have large shares of the market for laser systems. The company expects that competition from these and other well-established competitors will increase as will competition from start-up and development stage medical device companies such as Gyrus Medical Ltd., a company based in the United Kingdom, and Oratec Interventions, Inc., a company based in Menlo Park, California. The company is aware that Johnson & Johnson (including its Ethicon unit) is marketing a bipolar electrosurgical tool developed by Gyrus Medical Ltd. In order to successfully compete in the arthroscopic medical device industry, the company anticipates that it may have to continue to offer substantial discounts on its controller in order to increase demand for the disposable ArthroWand, and that such competition could have a material adverse effect on the company's business, financial condition and results of operations. Furthermore, certain of the company's competitors, including Ethicon utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the United States have purchasing contracts with such competitors of the company. Accordingly, customers may be dissuaded from purchasing the company's products rather than the products of such competitors to the extent the purchase would cause them to lose discounts on products that they regulary purchase from such competitors.

The ENT medical device industry is rapidly becoming more competitive. The company has an exclusive license and distribution agreement with Xomed, which is currently the largest company focused solely on the ENT market, see "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS - Dependence on Collaborative Arrangements" on pages 17 and 18 of this Quarterly Report on Form 10-Q. However, other large companies, such as Smith & Nephew, Stryker Corp. and Conmed Corporation (including its Linvatec unit) each have shares of the market for manual instruments, such as microdebriders for endoscopic sinus surgery. The company expects that competition from these and other well-established competitors will increase as will competition from start-up and small cap medical device companies, such as Somnus Medical Technologies, a company based in Sunnyvale, California, Elmed Inc. of Addison, Illinois and Ellman International, Inc. of Hewlett, New York. Somnus manufactures and sells medical devices that utilize RF technology for the treatment of upper airway disorders, such as snoring, enlarged turbinates, and obstructive sleep apnea. Elmed and Ellman both manufacture and sell a variety of medical devices that use conventional RF technology for tissue dessication, cutting and/or coagulation in turbinate surgery, the treatment of snoring and other ENT procedures.

The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating facial skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels, and companies that manufacture and sell CO2 and Er:YAG lasers. In skin resurfacing, the company will directly compete with much larger companies that manufacture lasers for medical use, such as Coherent Medical Group of Santa Clara, California and ESC Medical Systems of Tel Aviv, Isreal.
ESC recently merged with Laser Industries, Ltd, already one of the largest medical laser manufacturers in the world. The combined company develops and markets lasers for a broad range of cosmetic applications including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin rejuvenation, laser assisted uvuloplasty (LAUP). In addition, other large companies manufacture and sell medical devices that use RF energy for certain applications in dermatology and cosmetic surgery. One such company is Conmed Corporation, which currently sells medical devices for electrodessication, fulguration and coagulation in office based dermatology procedures.

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

Uncertainty of Approvals; Extensive Governmental Regulation

United States

The company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (FDC Act) and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, design, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Failure to comply with the regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a premarket approval application (PMA). If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 to 120 days, but it may take longer. The FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could be costly and delay market introduction of the products that are the subject of the 510(k) notification.

The company has received clearance of 510(k) premarket notifications to market its Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. In addition, the company has received 510(k) premarket notifications to market CSS in general dermatology procedures and is pursuing additional clearances that will allow CSS to be marketed in the United States specifically for wrinkle removal. With respect to ESS, the company has received clearance of 510(k) premarket notifications to market ESS in general head and neck surgical procedures, and has received labeling approval that will allow ESS to be marketed in the United States for certain specific indications while it is pursuing additional clearances for certain other indications. There can be no assurance that the company will be able to obtain necessary clearances or approvals to market any other products on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. In addition, the FDA will inspect the manufacturing facility prior to approval to ensure compliance with the FDA's QS Regulations.
If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

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

The company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services (CDHS) and to list its products with the FDA. As such, the company is subject to periodic inspections by both the FDA and the CDHS for compliance with the FDA's QS Regulations and other applicable regulations. These regulations require that the company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. There can be no assurance that the company will not encounter any manufacturing difficulties, or that they will not experience difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

Regulations regarding the manufacture and sale of the company's products are subject to change. The company cannot predict the effect, if any, that such changes might have on its business, financial condition or results of operations.

International

International sales of the company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The company has obtained regulatory clearance to market the Arthroscopic System in Australia, Europe, Canada and Mexico, to market CSS in Europe and Canada and is currently seeking approval for ESS in Europe but has not obtained any other international regulatory approvals permitting sales of its products outside of the United States. The company is seeking and intends to seek regulatory approvals in certain other international markets. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

For European distribution, the company has received ISO 9001 certification and the CE mark. ISO 9001 certification standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules requiring medical products to receive the CE mark, an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain the CE mark will prohibit the company from selling its products in Europe. ISO 9001 certification in conjunction with demonstrated performance to the medical device directive is one of the alternatives available to meet the CE mark requirements. There can be no assurance that the company will be successful in maintaining certification requirements.


Uncertainty Relating to Third-Party Reimbursement

In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic, cosmetic and ENT procedures performed using devices that have received FDA approval has generally been available in the United States. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures, such as certain knee and shoulder, ankle, wrist, elbow and hip arthroscopic procedures.

The company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. The company anticipates that in a prospective payment system, such as the diagnosis related group (DRG) system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the company's products. The company anticipates that hospital administrators and physicians will justify the use of the company's products by the apparent cost savings and clinical benefits that the company believes will be derived from the use of its products. However, there can be no assurance that this will be the case. Furthermore, the company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the company's products are used. Failure by physicians, hospitals and other users of the company's products to obtain sufficient reimbursement from health care payors for procedures in which the company's products are used or adverse changes in governmental and private third-party payors, policies toward reimbursement for such procedures would have a material adverse effect on the company's business, financial condition and results of operations.

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

Each of the company's potential products that may result from these investigations are in early stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that PMA or 510(k) application, if applied for, will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance. Failure by the company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the company's business, financial condition and results of operations.

Product Liability Risk; Limited Insurance Coverage

The development, manufacture and sale of medical products entail significant risk of product liability claims. The company's current product liability insurance coverage limits are $7,000,000 per occurrence and $7,000,000 in the aggregate. There can be no assurance that such coverage limits are adequate to protect the company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the company may require increased product liability coverage if any potential products are successfully commercialized. Product liability insurance is expensive and in the future may not be available to the company on acceptable terms, if at all. The company has been selling its Arthroscopic System since December 1995 and recently commenced sales of CSS and ESS and has not experienced any product liability claims to date. However, a successful product liability claim or series of claims brought against the company in excess of its insurance coverage could have a material adverse effect on the company's business, financial condition and results of operations.

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

Lack of Dividends

The company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On February 13, 1998, the company filed a lawsuit against Ethicon, Inc. Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. ("the Defendants") in the United States District Court for the Northern
District of California.   The lawsuit alleges, among other things, that
the Defendants have been and are currently infringing four patents issued to the company in December 1997. Specifically, the Defendants use, market and sell two separate electrosurgical systems under the names of "VAPR" and "VersaPoint" which infringe these patents. The company seeks: (1) a judgment that the Defendants have infringed these patents; (2) to preliminarily and permanently restrain and enjoin the Defendants from marketing and selling the VAPR and VersaPoint systems; and (3) an award of damages (including attorneys' fees) to compensate the company for lost profits, the damages to be trebled because of the Defendants' willful infringement. In addition, the company filed a motion on March 5, 1998 for preliminary injunction against the Defendants marketing and selling of the VAPR system. On June 15, 1998, the court held a claim construction hearing ("Markman hearing") to determine the meaning of the claims of the patents in suit as a matter of law. On July 6, 1998, the court issued a Memorandum Decision and Order in which all of the claims were construed in ArthroCare's favor.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

With respect to stockholder proposals not included in the company's proxy statement for the 1999 Annual Meeting of Stockholders, the persons named in management's proxy for the 1999 Annual Meeting of Stockholders will be entitled to exercise the discretionary voting power conferred by such proxy under the circumstances` specified in Rule 14a-4(c ) under the Securities Exchange Act of 1934, as amended, including with respect to proposals received by the company within forty-five (45) days of the date of mailing of the proxy statement for the 1999 Annual Meeting of Stockholders.

Item 5.  Other Information

The annual meeting of stockholders was held May 21, 1998.
Matters voted on at that meeting were (i) the election of six directors,
(ii) the approval of an amendment to the company's Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares and (iii) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending January 2, 1999. Tabulation for each proposal and individual directors were as follows:

PROPOSAL I.  ELECTION OF DIRECTORS

                                                                VOTES
           NOMINEE                VOTES                        WITHHELD
----------------------------   ----------                     ---------
Michael A. Baker                7,764,068                       166,061
Hira V. Thapliyal               7,764,068                       166,061
Philip E. Eggers                7,763,918                       166,211
Annette J. Campbell-White       7,763,879                       166,250
C.  Raymond Larkin Jr.          7,763,379                       166,750
John S. Lewis                   7,762,729                       167,400
Robert R. Momsen                7,762,879                       167,250

PROPOSAL II.  APPROVAL OF AMENDMENT TO INCENTIVE STOCK PLAN

                                                              VOTES
                                                            ---------
        FOR                                                 5,718,221
        AGAINST                                               691,029
        BROKER NON-VOTE                                        19,876

PROPOSAL III.  RATIFICATION OF APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP


                                                              VOTES
                                                            ---------
        FOR                                                 7,884,860
        AGAINST                                                16,250
        BROKER NON-VOTE                                        17,885

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

10.5 (1) Form of Exclusive Distribution Agreement.

10.6 (1) Form of Exclusive Sales Representative Agreement.

10.7 (1) Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto.

10.8 (1) Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto.

10.9 (1)+ Development and Supply Agreement, dated March 1, 1994, between the Registrant and SeaMed Corporation.

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

10.22 (2) Preferred Stock Rights Agreement, dated November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A.

10.23 (3) + Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and Arthrex, Gmbh.

10.24 (4) Employment Letter Agreement, dated June 20, 1997, between the Registrant and Michael A. Baker.

10.25 (5) + Exclusive Distributor Agreement, dated August 21, 1997, between the Registrant and Kobayashi Pharmaceutical Company, Ltd.

10.26 (6) + License Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation.

10.27 (6) + Development and Supply Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation.

10.28 (6) Lease Agreement dated March 25, 1998 between the Registrant and Aetna Life Insurance company for the Registrant's facility located at 840 Del Rey Avenue, Sunnyvale, California 94086.

10.29 ++ Term sheet for License and Distribution Agreement between Xomed Surgical Products and the Registrant dated June 25, 1998.


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

Date: August 18, 1998

/s/ CHRISTINE E. HANNI
Christine E. Hanni
Vice President of Finance,
Chief Financial Officer and
Assistant Secretary
(Principal Financial Officer
and Accounting Officer)

Date: August 18, 1998

/s/  MICHAEL A. BAKER
Michael A. Baker
President, Chief Executive
Officer and Director
(Principal Executive Officer)

                                    EXHIBIT INDEX

Exhibit
Number                          Exhibit Description

10.29 Term sheet for License and Distribution Agreement between Xomed Surgical Products and the Registrant dated June 25, 1998.


27.1   Financial Data Schedule.