Form 10-Q
period 1998-10-03
ARTHROCARE CORP
filed 1998-11-17
CIK 1005010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 3, 1998

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

The number of shares outstanding of the registrant's common stock as of November 9, 1998 was 8,968,233.

                    ARTHROCARE CORPORATION

                             INDEX




PART 1:  Financial Information

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of October 3, 1998
            (unaudited) and January 3, 1998

          Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended October 3, 1998 and September 27, 1997

          Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended October 3, 1998 and September 27, 1997

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

SIGNATURE

Part 1.  Financial Information
Item 1.   Financial Statements

                             ARTHROCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    October 3,     January 3,
                                                       1998           1998
                                                   -------------  -------------
                                                   (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                              $6,340         $8,188
  Available-for-sale securities                           4,080         10,674
  Accounts receivable, net                                4,946          2,223
  Inventory                                               5,778          2,019
  Prepaid expenses and other current assets                 522            210
                                                   -------------  -------------
       Total current assets                              21,666         23,314

Available-for-sale securities                             1,652          1,010
Property and equipment, net                               3,410          1,412
Related party receivables                                   890            876
Other assets                                                  0             63
                                                   -------------  -------------
     Total assets                                       $27,618        $26,675
                                                   =============  =============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $1,686           $968
  Deferred Revenue                                          666              --
  Accrued liabilities                                     2,800          2,004
                                                   -------------  -------------
          Total current liabilities                       5,152          2,972

Deferred rent                                               145            157
                                                   -------------  -------------
          Total liabilities                               5,297          3,129
                                                   -------------  -------------
Stockholders' equity:
  Common stock                                               23              9
  Additional paid-in capital                             49,731         49,153
  Notes receivable from stockholders                        (83)           (92)
  Deferred compensation                                    (108)          (228)
  Unrealized gain on available-for-sale
    securities                                               15             10
  Cummulative translation adjustment                        (32)             0
  Accumulated deficit                                   (27,225)       (25,306)
                                                   -------------  -------------
          Total stockholders' equity                     22,321         23,546
                                                   -------------  -------------
     Total liabilities and stockholders' equity         $27,618        $26,675
                                                   =============  =============

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             ARTHROCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                 ---------------------  ----------------------
                                                 October 3,  September 2October 3,  September
                                                    1998       1997        1998        1997
                                                 ----------- ---------  ----------  ----------
Net sales                                            $6,721    $3,366     $17,265      $8,459
Cost of sales                                         3,136     2,201       9,131       5,874
                                                 ----------- ---------  ----------  ----------
Gross profit                                          3,585     1,165       8,134       2,585
                                                 ----------- ---------  ----------  ----------
Operating expenses:
   Research and development                           1,304     1,076       3,444       2,829
   Sales and marketing                                2,815     1,607       7,353       4,358
   General and administrative                           972       713       2,896       2,531
                                                 ----------- ---------  ----------  ----------
        Total operating expenses                      5,091     3,396      13,693       9,718
                                                 ----------- ---------  ----------  ----------
Loss from operations                                 (1,506)   (2,231)     (5,559)     (7,133)
Interest and other income, net                          426       331       3,638       1,077
                                                 ----------- ---------  ----------  ----------
Net loss                                            ($1,080)  ($1,900)    ($1,921)    ($6,056)
                                                 =========== =========  ==========  ==========

Net loss per common share and per common
 share-assuming dilution                             ($0.12)   ($0.22)     ($0.22)     ($0.69)
                                                 =========== =========  ==========  ==========

Shares used in computing net loss per common
 share and per common share-assuming dilution         8,950     8,812       8,921       8,801
                                                 =========== =========  ==========  ==========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                           ARTHROCARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                      --------------------------
                                                       October 3,   September 27,
                                                          1998          1997
                                                      ------------  ------------
                                                      (unaudited)
Cash flows from operating activities:
   Net loss                                               ($1,921)      ($6,056)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
        Depreciation and amortization                         539           457
        Amortization of deferred compensation                 121           120
        Provision for doubtful accounts receivable
          and product returns                                  61            74
        Provision for excess and obsolete inventory            91           277
        Deferred rent                                         (12)            2
        Changes in operating assets and liabilities:
          Accounts Receivable                              (2,784)         (315)
          Inventory                                        (3,850)       (1,196)
          Prepaid expenses and other current assets          (326)          (80)
          Accounts payable                                    719           312
          Accrued liabilities                                 813           575
          Deferred Revenue                                    666            --
          Other assets                                         63             6
                                                      ------------  ------------
           Net cash used in
              operating activities                         (5,820)       (5,824)
                                                      ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment                     (2,537)         (394)
   Purchases of available-for-sale securities             (26,048)      (11,931)
   Sale or maturities of available-for-sale securities     31,972        18,802
                                                      ------------  ------------
           Net cash provided by investing activities        3,387         6,477
                                                      ------------  ------------

Cash flows from financing activities:
   Repayment of capital leases                                (16)          (30)
   Issuance/Repayment of notes receivable                       9          (500)
   Proceeds from exercise of options
      to purchase common stock                                592           109
                                                      ------------  ------------
      Net cash provided by /used in financing activities      585          (421)
                                                      ------------  ------------

Net decrease /increase in cash and cash equivalents        (1,848)          232
Cash and cash equivalents, beginning of period              8,188        11,359
                                                      ------------  ------------
Cash and cash equivalents, end of period                   $6,340       $11,591
                                                      ============  ============
Supplemental schedule of non-cash investing and
      financing activities:
   Change in net unrealized gain/loss on
      available-for-sale securities                           $5           $54

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

2. Computation of Net Loss per Common Share and per Common Share and per Common Share-assuming dilution

        The company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share: and the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 98, effective January 3, 1998 and has restated all prior periods accordingly. Net loss per common share and per common share-assuming dilution is computed using the weighted average number of shares of common stock outstanding. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon conversion of stock options. The company has excluded stock options from the computation of net loss per common share-assuming dilution because all such securities are anti-dilutive for all periods presented.

Stock options to purchase 415,288 shares of common stock at prices ranging from $.20 per share to $24.25 per share were outstanding at October 3, 1998, but were not included in the computation of net loss per common share-assuming dilution because they were antidilutive. The aforementioned stock options could potentially dilute earnings per share in the future.

3. Interest and other income, net:

In February 1998, the company entered into a license agreement under which Boston Scientific Corporation (BSC) will develop and market products based on the company's Coblation (TM) technology for myocardial revascularization procedures. Under the agreement, BSC acquires exclusive licensing rights to the company's intellectual property in this field. BSC will pay license fees, a portion of which will be classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products, if any. Of this amount, the company received a license fee in the quarter ended April 4, 1998, of $3.0 million in partial consideration for the license granted. The company recognized $2.25 million as other income in the quarter received. The remaining $0.75 million is being recognized as progress is made toward the next milestone of which $0.125 million was recognized in the three-month period ended October 3, 1998. Total revenue recognized during the nine-month period ended October 3, 1998 was $2.5 million.


In June 1998, the company entered into a license and distribution agreement with Xomed Surgical Products ("Xomed") whereby Xomed will acquire exclusive, worldwide, marketing rights for the company's patented Coblation technology in the ear, nose and throat (ENT) market. Under the terms of the agreement, Xomed will pay license fees based upon the achievement of certain milestones. During the three and nine-month periods ending October 3, 1998, the company recognized, $0.08 million and $0.33 million, respectively, of such payments as other income.



4.  Balance sheet detail (in thousands):


                                         October 3,      January 3,
                                            1998            1998
                                        ------------    ------------
                                        (Unaudited)
Inventory:
   Raw materials                             $2,358            $921
   Work-in-process                            1,467             165
   Finished goods                             1,953             933
                                        ------------    ------------
Total                                        $5,778          $2,019
                                        ============    ============




Accrued liabilities:
   Compensation                              $1,811          $1,314
   Other                                        989             690
                                        ------------    ------------
Total                                        $2,800          $2,004
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

PART 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that ArthroCare Corporation (the company) "believes", "anticipates",
"expects" or "plans to..." as well as other statements which are not historical fact, are forward-looking, statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" set forth in Part I of the company's Annual Report on Form 10-K for the year ended January 3, 1998 and "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS" set forth below.

        Since commencing operations in April 1993, the company has primarily engaged in the design, development, clinical testing, manufacturing and marketing of its Arthroscopic System. The Arthroscopic System uses the company's novel Coblation technology that allows surgeons to operate with increased precision and accuracy with minimal damage to surrounding tissue. It is currently being used in closed-joint surgery, including many types of knee and shoulder procedures. The Arthroscopic System consists of a disposable, multi-electrode bipolar Device, a radio frequency controller that powers the disposable and a cable that connects the disposable to the controller. The disposable ablates (removes) soft tissue with minimal damage to surrounding healthy tissue and simultaneously achieves hemostasis (sealing of small bleeding vessels).

        In February 1998, the company entered into a license and OEM agreement under which Boston Scientific Corporation (BSC) will develop and market products based on the company's Coblation technology for myocardial revascularization procedures. In April 1998, the company announced that it is entering the cosmetic surgery market and that it has formed a new business unit, called Visage(TM), to commercialize its technology in this field. In May 1998, the company announced that it is entering the otorhinolaryngology (ear, nose and throat) market and that it has formed a new business unit, called ENTec (TM), to commercialize the technology in this field. In June 1998, the company entered into a license agreement and OEM agreement with Xomed . Under the terms of this agreement, Xomed will become the exclusive worldwide marketer of ArthroCare's patented Coblation technology in the otorhinolaryngology market.

        The company received clearance of its 510(k) premarket notification from the United States Food and Drug Administration (FDA) in March 1995 to market its Model 970 Arthroscopic Electrosurgery System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The company has since received clearance for use in the wrist and hip. In October 1996, the company received clearance of its 510(k) premarket notification for the System 2000 Arthroscopic Electrosurgery System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow, ankle, wrist and hip.

        In December 1995, the company commercially introduced its Arthroscopic System through a network of distributors in the United States. In light of the foregoing, the company has a limited history of operations. The company's strategy includes placing with arthroscopic surgeons, controllers that are intended to generate future disposables revenues. The company's long-term strategy includes applying its patented platform technology to a range of other soft-tissue surgical procedures, including ear, nose and throat and cosmetic surgical procedures. The company has received 510(k) clearance for use of its technology in several fields and has received approval of an Investigational Device Exemption (IDE) to conduct a clinical study in one such field which may result in the company submitting a 510(k) application to the FDA. There can be no assurance that any of the company's clinical studies will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all, or that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

Revenues

Revenues for the three and nine-month periods ended October 3,
1998 increased to $6.7 million or 100% and $17.3 million or 104%, respectively, as compared to $3.3 million and $8.5 million for the same periods during the prior year. The increase in revenues of $3.4 million and $8.8 million for the three and nine-month periods ended October 3, 1998, respectively, was primarily due to higher unit volume disposables sales. The higher unit volume of disposables sales resulted from a larger installed base of controllers and increased sales activity for newly introduced disposables styles. Disposables continue to be sold at
or near list price.   The company expects that the channels in which
products are distributed, including international sales and sales to the company's marketing partner Xomed, will reduce disposable ASP in the future.

International sales were $0.8 or 12% of total revenues for the three-month period ended October 3, 1998. During the three and nine-month period ending September 27, 1997 and the nine-month period ending October 3, 1998, international sales were insignificant as a percentage of total revenues. Sales in Europe composed the majority of international sales during the three-month period ending October 3, 1998. While the company plans to expand its international operations, there can be no assurance that the company will be successful in this endeavor.

The majority of revenues for the three and nine-month periods ended October 3, 1998 were attributable to disposable sales. The company expects disposable sales to remain the primary component of revenues in the future. During the three-month period ended July 4, 1998, the company implemented a new controller placement program. This program did not have a significant impact on revenues during the three or the nine-month period ended October 3, 1998, for a discussion of the program's impact on gross margin, see Cost of Sales below.

The company believes that, in its eleven quarters of product shipments, it has penetrated 25% to 30% of hospitals that perform arthroscopic procedures in the United States. In addition, the company believes that approximately half of the company's disposable revenue is being generated by disposables purchased for use in shoulder procedures. The company believes that shoulder procedures are the fastest growing segment of the arthroscopic market and knee procedures represent the largest segment of the arthroscopic market based on the number of procedures. In order to achieve increasing disposable sales over time, the company believes it must continue to penetrate the market for knee procedures, expand the education of physicans of the Coblation technology, continue working on articular cartilage applications and base product development focus specifically for knee applications.

To that end, during the second quarter of this year, the company
introduced five new arthroscopy disposable styles.   The Eliminator,
Saber, and Covac disposables were designed to be used primarily in knee
procedures.   The company also developed and introduced new disposables
for small joint procedures and for capsular shrinkage procedures. In November 1997, the company introduced the System 2000 controller designed for more aggressive ablation and hemostasis. The company believes the features found in the System 2000 as well as these additional disposables will increase disposable sales in the market for knee and shoulder procedures. There can be no assurance that the use of these new products will be adopted by doctors. The company has limited sales and marketing experience and can make no assurance that current trends in sales and product acceptance will continue.


Cost of Sales

        Cost of sales was $3.1 million, or 47% of revenue, and $9.1 million, or 53% of revenue for the three and nine-months ended October 3, 1998, respectively. During the three and nine-month periods ended September 27, 1997, cost of sales was $2.2 million, or 65% of revenue and $5.9 million or 69% of revenue, respectively. The dollar increase in cost of sales in the current-year quarter and for the nine-month period ended October 3, 1998 is due to increased disposable unit sales. As a percentage of revenue, cost of sales has decreased 19% and 16% as compared with the prior year three and nine-month periods primarily as a result of the following: fixed and semi-fixed costs are being spread over higher disposable manufacturing volume; related disposable manufacturing efficiencies; the cessation by the company of purchasing controllers from a subcontract manufacturer, in November 1997, at a cost that exceeded the current internal cost to manufacture; the implementation of an additional controller placement program late in the first half of 1998 in which the company maintains title to the controllers thus allowing the company to amortize the cost over future periods rather than expensing 100% of the cost at the time of shipment. In addition, prior to introduction of its new controller in November 1997, the company purchased its controllers from a subcontract manufacturer at a cost that exceeded the current internal cost to manufacture. In 1998, the company charges expenses related to quality control to cost of sales since most of these activities relate to on-going manufacturing; previously, these expenses were charged to research and development.

The company believes that future improvements to gross margin will depend upon the mix of disposable sales versus controller sales as well as the distribution channels utilized to sell the company's products. The company believes the placement program will contribute to the growth of the installed base of controllers and generate an increase in the demand for disposables resulting in a decrease of cost of sales as a percentage of sales and an improvement of gross margins. There can be no assurance that the company will be successful in maintaining the mix of disposables as compared to controller placements or be able to increase demand for its disposables.


Operating Expenses

Research and development expense increased to $1.3 million, or 19% of revenue and $3.4 million, or 20% of revenue for the three and nine-month periods ended October 3, 1998, respectively, from $1.1 million and $2.8 million, respectively, for the same periods during the prior fiscal year. The increase in spending represents a 21% and 22% increase over the three and the nine-month periods, respectively, of the prior fiscal year. The increases are attributed to the cost of development of new disposable styles and the product lines associated with the launch of two new business units which bring the company's technology to the cosmetic surgery and ear, nose and throat surgical markets, as well as the costs associated with running clinical trials on certain new products. This increase was partially offset by the decreased allocation of expenses related to quality control, which are being charged to cost of sales in 1998 as quality activities primarily relate to manufacturing rather than research and development and reimbursement for contract studies.

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

Sales and marketing expense increased to $2.8 million and $7.4 million, respectively, during the three and nine-month periods ended October 3, 1998, as compared to $1.6 million and $4.4 million incurred during the same periods of the previous fiscal year. The increase in spending represents a 75% and 69% increase over the three and the nine-month periods, respectively, of the prior fiscal year. The increases are primarily due to higher dealer commissions resulting from increased sales, higher staffing to meet the increased level of sales and marketing activity, and promotional and trade show expenses relating primarily to the company's introduction of two new business units and several new arthroscopy products. Additional sales and marketing expenses were incurred during 1998 as the company expanded operations in Europe.

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

General and administrative expense increased to $1.0 million and
$2.9 million, respectively, during the three and nine-month periods ended October 3, 1998, as compared to $0.7 million and $2.5 million incurred during the same periods of the previous fiscal year. The increase in spending represents a 36% and 14% increase over the three and nine-month periods, respectively, of the prior fiscal year. The $0.3 million increase during the quarter ended October 3, 1998 is primarily due to legal expenses related to on-going patent litigation brought by the company against certain competitors and additional infastructure
development.   For a description of the patent litigation, refer to Part
II, Item 1 of this Quarterly Report on Form 10-Q. The company expects that general and administrative expenses will continue to increase as a result of the patent litigation, further expansion of its staff, and business development activities.

Interest and Other Income, net

Net interest and other income increased to $0.4 million and $3.6 million for the three and nine-month periods ended October 3, 1998, respectively, up from $0.3 million and $1.1 million for the three-month and nine-month periods ended September 27, 1997 primarily due to milestone payments recognized from BSC and Xomed pursuant to technology licensing agreements signed with each party during 1998 offset partially by a decrease in interest income from investment due to the declining cash balance.

In February 1998, the company entered into a license agreement under which BSC will develop and market products based on the company's Coblation technology for myocardial revascularization procedures. Under the agreement, BSC acquired exclusive licensing rights to the company's intellectual property in this field. BSC will pay license fees, a portion of which will be classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products, if any. The first milestone payment of $3.0 million was received in the first quarter of 1998. The company recognized $2.25 million of that payment as other income during the first quarter of fiscal year 1998. The remaining $0.75 million is being recognized as progress is made toward future milestones of which .125 million was recognized during the three-month period ended October 3, 1988. Total revenue recognized during the nine-month period ended October 3, 1998 was $2.5 million.

        In June 1998, the company entered into a license and distribution agreement with Xomed whereby Xomed will acquire exclusive, worldwide, marketing rights for the company's patented Coblation technology in the ear, nose and throat market. Under the terms of the agreement, Xomed will pay license fees based upon the achievement of certain milestones. During the three and nine-month periods ended October 3, 1998, the company recognized $0.08 million and $0.33 million, respectively, of such payments as other income. Excluding the aforementioned milestone payments net interest and other income would have been $0.2 million and $0.8 million, a $0.1 million and $0.3 million decrease for the three and nine-month periods ended October 3, 1998, respectively. The decrease in interest income is attributable to the decrease in cash balances and henceforth the interest earned year-over-year.


Net Loss

Net loss was $1.1 million and $1.9 million for the three and the nine-months ended October 3, 1998, respectively, compared to a loss of $1.9 million and $6.1 million in the three and the nine-month periods ended September 27, 1997, respectively. Excluding the payments detailed above, (see Interest and Other Income, net discussion above), the company would have reported a loss of $1.3 million or $0.6 million less than in the comparable three-month period ended September 27, 1997. For the nine-month period ended October 3, 1998, excluding the milestone payments discussed above, net loss would have been $4.8 million or $1.3 million less than the prior year.

Net loss decreased over the prior-year period for both the three and nine-month periods primarily due to an overall improvement in the operating position of the company. Specifically, the company experienced a significant increase in sales along with an improvement to the gross margin during both the three and nine-month periods ended October 3, 1998. The improvement in operating income is due to the improvement to gross margin as well as reduced costs of research and development, sales and marketing, and general and administrative expenses overall as a percentage of revenues during both the three and nine-month periods ended October 3, 1998. In addition, the milestone payments received from BSC and Xomed, which were recognized as other income contributed significantly to the decrease in net loss for the nine month period ending October 3, 1998, (see Interest and Other Income, net discussion above).

The company expects net losses to continue in the future. However, the company believes that net losses will continue to decrease as sales increase faster than operating expenses. There can be no assurance the company will be successful in its efforts to increase sales and control the growth of operating expenses.


Liquidity and Capital Resources

On October 3, 1998, the company had $16.5 million in working
capital.   Principal sources of liquidity consisted of $12.1 million in cash, cash equivalents, and available-for-sale securities, which include long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less.

Net cash used in operating activities  for the nine-month period
October 3, 1998, and September 27, 1997 was  $5.8 million.

Net accounts receivable increased to $4.9 million as of  October
3, 1998 from $2.2 million as of January 3, 1998. The increase in accounts receivable is due to a corresponding increase in sales as well as timing of sales during the quarter.

Inventories increased to $5.8 million as of October 3, 1998 compared to $2.0 million at January 3, 1998 due to higher product sales activity along with the ramp-up for two new product markets. The company expects future inventory levels to grow both in absolute value and as a percentage of total assets as sales volume increases.

Net property and equipment increased to $3.4 million as of October
3, 1998 from $1.4 million on January 3, 1998. The increase is primarily attributable to the capitalization of controllers placed under the newly implemented placement program along with an increase of computer software and equipment for new hires and an additional facility.

The company plans to finance its capital needs principally from cash from product sales, cash, cash equivalents, and available-for-sale securities, which include long-term available-for-sale securities and related interest. The company believes the existing capital resources together with cash generated from licensing arrangements will be sufficient to fund its operations through fiscal year 1999. The company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. As of October 3, 1998, the company had committed to capital expenditures of approximately $0.3 million. The company's future liquidity and capital requirements will depend on numerous factors including the company's success of commercializing its products, development and commercialization of products in fields other than arthroscopy, the ability of the company's suppliers to continue to meet the demands of the company at current prices, the cost associated with the company's ongoing patent litigation, obtaining and enforcing patents important to the company's business, the status of regulatory approvals and competition. There can be no assurance that the company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

Year 2000

The company relies on computers and computer software to run its business as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the year 2000. The company is currently upgrading its' information technology system which includes upgrades for Year 2000;
Year 2000 and is evaluating the need for a contingency plan.
The company currently expects the project to be substantially complete by mid 1999 and the total cost is yet to be determined, to date the company has spent approximately $.25 million. Based upon the company's assessment to date, the company has not found any material impact which may result from the failure of its computers and computer software or that of its vendors, suppliers and customers.

Significant uncertainty exists concerning the potential effects associated with Year 2000 compliance. Any Year 2000 compliance problem to either the company, its suppliers, its service providers or its customers could result in a material adverse effect on the company's financial condition and operating results. There can be no assurance that further assessment of the company's suppliers, data processing systems or contingency plans will address all issues of Year 2000 compliance.


Recent Accounting Pronouncements

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


Early Stage of Commercialization of Current Non-Arthroscopic Products; Uncertainties Associated with Current Non-Arthroscopic Products.

In April 1998, the company announced the creation of its new business division, Visage, created for the purpose of commercializing the company's  Cosmetic Surgery System ("CSS") for use in dermatology and
cosmetic surgery procedures.   In May 1998, the company announced the
creation of its new business division, ENTec, created for the purpose of
commercializing the company's   ENT (ear, nose and yhroat) Surgery System
("ESS") for use in head and neck surgical procedures. With respect to CSS, the company applied the CE mark for marketing of CSS in Europe for skin resurfacing and wrinkle removal procedures and has received 510(k) clearances for use of CSS in general dermatology procedures in the United States. The company is pursuing additional clearances that will allow CSS to be marketed in the United States specifically for wrinkle removal. With respect to ESS, the company intends to apply the CE mark certification for marketing in Europe and has received 510(k) clearances for use of ESS in general head and neck surgical procedures in the United States. In addition, the company has received clearances that will allow ESS to be marketed in the United States for certain specific indications while it is pursuing additional clearances for certain other indications. Both of these products have only recently been commercially introduced and to date, the company has sold only a small number of units, and these have been utilized by a limited number of doctors. No assurance can be given that the company will be able to manufacture CSS or ESS in commercial quantities at acceptable costs, or that it will be able to market such products successfully. If CSS and ESS are not commercially successful, the company's business, financial condition and results of operations would be materially adversely affected.

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

Development and commercialization of CSS and ESS are subject to the risks of failure inherent in the development of new medical devices. These risks include the possibility that the company will experience delays in testing or marketing, that such testing or marketing will result in unplanned expenditures or in expenditures above those anticipated by the company, that CSS or ESS will not be proven safe or effective, that such products will not be easy to use or cost-effective, that third parties will develop and market superior or equivalent products, that such products will fail to receive necessary regulatory approvals, that such products will be difficult or uneconomical to manufacture on a commercial scale, that proprietary rights of third parties will preclude the company or its collaborative partners from marketing such products and that such products will not achieve market acceptance. As a result of these risks, there can be no assurance that research and development efforts conducted by the company or its collaborative partners will result in any commercially viable products. If required regulatory approvals are not obtained for CSS or ESS, or any approved products are not commercially successful, there will be a material adverse effect on company's business, financial condition and results of operations.

Dependence Upon Arthroscopic System

The company commercially introduced the Arthroscopic System in December 1995 and by the quarter ended October 3, 1998, had reported 34 months of sales. The Arthroscopic System is the company's first commercial product and will account for a substantial portion of the company's revenue for the near future. As such, the company is highly dependent on its Arthroscopic System. Additionally, the company's potential products for non-arthroscopic indications are in various stages of development and commercialization, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that regulatory approval, if applied for, will be granted by the United States Food and Drug Administration (FDA) or foreign regulatory authorities on a timely basis, if at all, or that new products will ever achieve commercial acceptance. Failure by the company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the company's business, financial condition and results of operations.

Currently, the majority of the company's sales come from the United States. The company has established distribution capability in Europe, Australia, Korea, Japan, Canada, South Africa and parts of South and Central America. Before the Arthroscopic System can be sold in some of these regions, the company will have to obtain additional international regulatory approvals and establish additional distribution capability in other geographic regions. If such regulatory approval is obtained, there can be no assurance that the company will be able to establish a successful distribution capability.




Dependence Upon Collaborative Arrangements

  In order to successfully develop and commercialize certain products, the company may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete its research and development activities, preclinical and clinical testing and manufacturing, to seek and obtain regulatory approval and to achieve successful commercialization of future products. The company has recently entered into collaborative arrangements with BSC and Xomed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview" for a discussion of these arrangements.

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

Limited Operating History

The company's operations to date, have consisted of more than two years of sales of its Arthroscopic System and very limited sales of CSS and ESS. In addition, the company has incurred expenses related to research and development, product engineering, applying for and obtaining FDA and foreign regulatory clearance of its products and potential new products, developing a network of distributors in the United States and internationally and assembling a direct sales force to market its products. The company continues to generate operating losses and anticipates generating losses in the future. Whether the company can successfully manage the transition to a larger-scale, commercial enterprise will depend upon increasing sales of disposable s from its distribution network, successful commercialization of CSS, ESS and the company's technology in additional surgical markets, obtaining additional international regulatory approvals for the company's products, obtaining domestic and international regulatory approvals for its current and potential new products and maintaining its financial and management systems, procedures and controls.

Limited Domestic and International Marketing and Sales Experience

The company has shipped over 3,000 Arthroscopic System controller units, more than 270,000 disposables, and a limited number of CSS and ESS units through the end of the third quarter of 1998. The company is marketing and selling CSS domestically through a direct sales force and internationally through its subsidiary, ArthroCare Europe AB. The company currently has very limited experience in directly marketing and selling its products and is in the process of assembling a marketing and sales staff for CSS. There can be no assurance that the company will successfully develop its own marketing and sales capabilities or experience for CSS.

The company is marketing and selling its Arthroscopic System in the United States and internationally through a network of independent orthopedic distributors. These distributors sell orthopedic arthroscopy and ENT devices for a number of other manufacturers. Xomed is the exclusive and worldwide distributor for ESS. There can be no assurance that these distributors will commit the necessary resources to effectively market and sell the company's Arthroscopic System or ESS, or that they will be successful in closing sales with doctors and hospitals. The inability to sell sufficient quantities of disposables would have a material adverse effect on the company's business, financial condition and results of operations.

The company has signed distribution agreements with independent distributors to sell and market the Arthroscopic Systems in Europe, Australia, Mexico, Brazil, Argentina, Canada, Taiwan, South Africa, Israel, Japan and Korea. In other international markets, the company intends to collaborate with one or more marketing partners to establish marketing and distribution channels for the Arthroscopic System and to assist with regulatory requirements in such distributors' jurisdictions. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the company may vary from country to country. In June 1998, the company entered into a license agreement with Xomed whereby Xomed has the
exclusive worldwide distribution rights for ESS.   For a description of
additional risks and uncertainties relating to Xomed's exclusive worldwide distribution rights for ESS, see "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS - Dependence on Collaborative Arrangements" on page 19 of this Quarterly Report on Form 10-Q.

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

Limited Manufacturing Experience

The company's manufacturing operations consist of an in-house assembly operation for the manufacturing of Disposables, and a separate in-house operation for the manufacturing of the System 2000 controllers. The company's products are manufactured from several components, some of which are supplied to the company by third parties. Manufacture of the System 2000 controller, of which an earlier version was manufactured by a third party, was brought in-house in late 1997 for the purposes of maintaining process control, managing availability, and leveraging fixed costs.

In December 1997, the company started manufacturing and selling units of its System 2000 controllers. As a result, the company has limited experience manufacturing controllers in the volumes necessary for the company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. In addition, there can be no assurance that the company or its suppliers will not encounter any manufacturing difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

In April 1998, the company started manufacturing its System 5000 controllers for cosmetic surgery and only a small number of this model of controllers have been manufactured and sold. In the same time period, the company began to manufacture limited numbers of disposable disposables for ENT and cosmetic surgery applications. As a result, the company has limited experience manufacturing its current products for ENT and cosmetic surgery in the volumes necessary for the company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially
reasonable cost.   In addition, there can be no assurance that the
company or its suppliers will not encounter any manufacturing difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

The company and its component suppliers are required to operate in conformance with FDA Quality System Regulation (QSR) requirements in order to produce products for sale in the United States, and ISO 9001 standards in order to produce products for sale in Europe. There can be no assurance that the company or its component suppliers will remain in compliance with the QSR or ISO 9001 standards. Any failure by the company or its component suppliers to remain in compliance with the QSR or ISO 9001 standards could have a material adverse effect on the company's business, financial condition and results of operations.

 In addition, the Disposable is sterilized by a single subcontractor and the connector housings at each end of the cable are supplied from a single source. There can be no assurance that an alternate sterilizer or connector housing supplier could be established if necessary or that available inventories would be adequate to meet the company's product needs during any prolonged interruption of supply. The company's inability to secure an alternative sterilizer, if required, would limit its ability to manufacture the company's Arthroscopic System and would have a material adverse effect on the company's business, financial condition and results of operations.

In connection with regulatory inspections of the company's manufacturing facility in Sunnyvale, California, the FDA issued the company FDA Form 483, which detailed specific areas where the FDA observed that the company's operations were not in full compliance with some areas of the QSR. The company has responded to the FDA, and has implemented corrective changes and believes that it is in good standing with the FDA.

History of Losses; Fluctuations in Operating Results; Losses Expected to
Continue

The company has experienced significant operating losses since inception and, as of October 3, 1998, had an accumulated deficit of $27.2 million. The company expects to generate additional losses due to increased operating expenditures primarily attributable to the expansion of marketing and sales activities, the launch of additional product lines (including CSS and ESS), increased research and development and activities to support regulatory applications. Results of operations may fluctuate significantly from quarter to quarter due to the timing of such expenditures, absence of a backlog of orders, timing of the receipt of orders, and promotional programs for the company's products. The company's revenues and profitability will be critically dependent on whether it can successfully continue to market its soft-tissue surgery systems. In addition, the company's gross margins may be adversely affected due to the necessity to promote and sell its products at significantly reduced prices. There can be no assurance that significant profitability will ever be achieved.

Patents and Proprietary Rights

The company's ability to compete effectively depends in part on developing and maintaining the proprietary aspects of its platform Coblation technology. The company owns eleven issued United States patents, and has filed more than 45 pending United States patent applications and additional international patent applications in Europe (covering 16 separate countries), Japan, Canada, Australia and New Zealand corresponding to fourteen of the United States filings relating to its Coblation technology. The initial patent is currently set to expire in 2008, three issued patents are currently expected to expire between 2008 and 2012 and the other seven patents are expected to expire between 2014 and 2016. The company believes that the issued patents cover both the core technology used in the company's soft-tissue surgery systems, including both multielectrode and single-electrode configurations of its disposable tools, as well as the use of Coblation technology in specific surgical procedures.

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

Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. On February 13, 1998, the company filed a lawsuit (the "Lawsuit") against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. alleging, among other things, infringement of several of the company's patents. See Part II,
Item I of this quarterly Report on Form 10-Q. The defense and prosecution of the Lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. The company believes that the Lawsuit is necessary and if others violate the proprietary rights of the company, further litigation may be necessary to enforce patents issued to the company, to protect trade secrets or know-how owned by the company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the company and significant diversion of effort by the company's technical and management personnel. An adverse determination in the Lawsuit or other litigation or interference proceedings to which the company may become a party could subject the company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the company from manufacturing and selling its products, which would have a material adverse effect on the company's business, financial condition and results of operations.

Competition

The arthroscopic medical device industry is intensely competitive.
The company's Coblation technology is replacing older tissue removal technology, such as laser systems, conventional electrosurgical systems, manual instruments and power shavers, in arthroscopic procedures. Consequently, the company competes indirectly with the providers of such tissue removal systems because the company must convert customers over to its Coblation technology. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than the company. Smith & Nephew Endoscopy (which owns Acufex Microsurgical, Inc. and Dyonics, Inc.), Conmed Corporation (including its Linvatec unit) and Stryker Corporation each have large shares of the market for manual instruments, power shavers and arthroscopes.
These companies offer broad product lines, which they may offer as a single package; have substantially greater resources and name recognition than the company; and frequently offer significant discounts as a competitive tactic. There can be no assurance that the company can effectively convince surgeons and physicians to adopt the company's Coblation technology in the face of such competition. In addition, there can be no assurance that these or other companies will not succeed in developing technologies and products that are more effective than the company's or that would render the company's technology or products obsolete or uncompetitive.

Johnson & Johnson (including Mitek, a division of its Ethican unit) is marketing a bipolar electrosurgical tool developed by Gyrus Medical Ltd, a company based in the United Kingdom. The bipolar electrosurgical tool marketed by Mitek competes directly with the company's tissue ablation and shrinkage technology in arthroscopy. In order to successfully compete against Mitek, the company anticipates that it may have to continue to offer substantial discounts on its controller in order to increase demand for the disposables, and that such competition could have a material adverse effect on the company's business, financial condition and results of operation. Furthermore, certain of the company's competitors, including Ethicon, utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the United States have purchasing contracts with such competitors of the company. Accordingly, customers may be dissuaded from purchasing the company's products rather than the products of such competitors to the extent the purchase would cause them to lose discounts on products that they regularly purchase from such competitors.

Oratec Interventions Inc., a company based in Menlo Park, California, manufactures and sells a monopolar tissue shrinkage system that competes directly with the company's tissue shrinkage products. The tissue shrinkage market represents a small portion of the overall market in arthroscopy, for the company's products.

The ENT medical device industry is rapidly becoming more competitive. The company has an exclusive license and distribution agreement with Xomed Surgical Products, which is currently the largest company focused solely on the ENT market, see "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS - Dependence on Collaborative Arrangements" on page 19 of this Quarterly Report on Form 10-Q. However, other large companies, such as Smith & Nephew, Stryker Corp. and Conmed Corporation (including its Linvatec unit) each have shares of the market for manual instruments, such as microdebriders for endoscopic sinus surgery. In addition, the company faces competition with much larger laser companies, such as ESC Medical Systems of Tel Aviv, Isreal, that developes and markets lasers for certain ENT applications, such as laser-assisted uvuloplasty (LAVP). The company expects that competition from these and other well-established competitors will increase as will competition from start-up and small cap medical device companies, such as Somnus Medical Technologies, a company based in Sunnyvale, California, Elmed Inc. of Addison, Illinois and Ellman International, Inc. of Hewlett, New York. Somnus manufactures and sells medical devices that utilize RF technology for the treatment of upper airway disorders, such as snoring, enlarged turbinates, and obstructive sleep apnea. Elmed and Ellman both manufacture and sell a variety of medical devices that use conventional RF technology for tissue dessication, cutting and/or coagulation in turbinate surgery, the treatment of snoring and other ENT procedures.

The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating facial skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels, and companies that manufacture and sell CO2 and Er:YAG lasers. In skin resurfacing, the company will directly compete with much larger companies that manufacture lasers for medical use, such as Coherent Medical Group of Santa Clara, California and ESC Medical Systems of Tel Aviv, Isreal.
ESC recently merged with Laser Industries, Ltd, already one of the largest medical laser manufacturers in the world. The combined company develops and markets lasers for a broad range of cosmetic applications including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin rejuvenation and others. In addition, other large companies manufacture and sell medical devices that use RF energy for certain applications in dermatology and cosmetic surgery. One such company is Conmed Corporation, which currently sells medical devices for electrodessication, fulguration and coagulation in office based dermatology procedures.

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

Uncertainty of Approvals; Extensive Governmental Regulation

United States

The company's products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act (FDC Act) and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain design, process, material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, design, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Failure to comply with the regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a premarket approval application (PMA). If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not required PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. At this time, the FDA typically responds to the submission of a 510(k) notification within 90 to 120 days, but it may take longer. The FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could be costly and delay market introduction of the products that are the subject of the 510(k) notification.

The company has received clearance of 510(k) premarket notifications to market its Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. In addition, the company has received 510(k) premarket notifications to market CSS in general dermatology procedures and is pursuing additional clearances that will allow CSS to be marketed in the United States specifically for wrinkle removal. With respect to ESS, the company has received clearance of 510(k) premarket notifications to market ESS in general head and neck surgical procedures, and has received regulatory clearance that will allow ESS to be marketed in the United States for certain specific indications while it is pursuing additional clearances for certain other indications. There can be no assurance that the company will be able to obtain necessary clearances or approvals to market any other products on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. In addition, the FDA will inspect the manufacturing facility prior to approval to ensure compliance with the FDA's QSR. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

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

The company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services (CDHS) and to list its products with the FDA. As such, the company is subject to periodic inspections by both the FDA and the CDHS for compliance with the FDA's QSR and other applicable regulations. These regulations require that the company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. There can be no assurance that the company will not encounter any manufacturing difficulties, or that they will not experience difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

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

If the company obtains the necessary international regulatory approvals, market acceptance of the company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. The company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all.

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

Each of the company's   potential products that may result from
these investigations are in early stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that PMA or 510(k) applications, if applied for, will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance. Failure by the company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the company's business, financial condition and results of operations.

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

Significant Influence by Directors, Executive Officers and Affiliated
Entities

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




Potential Volatility of Stock Price

The stock markets have experienced price and volume fluctuations that have particularly affected medical technology companies, resulting in changes in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the company's common stock. In addition, the market price of the company's common stock may be highly volatile. Factors such as variations in the company's financial results, comments by security analysts, announcements of technological innovations or new products by the company or its competitors, changing government regulations and developments with respect to FDA submissions, patents, proprietary rights or litigation may have a significant adverse effect on the market price of the company's common stock.

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

The Stockholder Rights Plan and certain provisions of the company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of the company. This could limit the price that certain investors might be willing to pay in the future for shares of the company's common stock. Certain provisions of the company's Certificate of Incorporation and Bylaws allow the company to issue preferred stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting and to call a special meeting of the stockholders, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law applicable to the company could also delay or make more difficult a merger, tender offer or proxy contest involving the company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Stockholder Rights Plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the company's common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the company's common stock.

Lack of Dividends

The company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future

 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On February 13, 1998, the company filed a lawsuit against Ethicon, Inc. Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. (the Defendants) in the United States District Court for the Northern
District of California.   The lawsuit alleges, among other things, that
the Defendants have been and are currently infringing four patents issued to the company in December 1997. Specifically, the Defendants use, market and sell two separate electrosurgical systems under the names of "VAPR" and "VersaPoint" which infringe these patents. The company seeks: (1) a judgment that the Defendants have infringed these patents; (2) to preliminarily and permanently restrain and enjoin the Defendants from marketing and selling the VAPR and VersaPoint systems; and (3) an award of damages (including attorneys' fees) to compensate the company for lost profits, the damages to be trebled because of the Defendants' willful infringement. In addition, the company filed a motion on March 5, 1998 for preliminary injunction against the Defendants marketing and selling of the VAPR system. On June 15, 1998, the court held a claim construction hearing ("Markman hearing") to determine the meaning of the claims of the patents in suit as a matter of law. On July 6, 1998, the court issued a Memorandum Decision and Order in which all of the claims were construed in ArthroCare's favor. On September 18, 1998, the court held an evidentiary hearing on the motion for preliminary injunction. The motion is still pending.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

With respect to stockholer proposals not included in the company's proxy statement for the 1999 Annual Meeting of Stockholders, the persons named entitled to exercise the discretionary voting power conferred by such proxy under the circumstances' specified in Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, including with respect to proposals received by the company within forty-five (45) days of the date of mailing of the proxy statement for the 1999 Annual Meeting of Stockholders.








Item 6.  Exhibits and Reports on Form 8 - K

a)  Exhibits

3.2  (1) Certificate of Incorporation of the Registrant.


3.3      Amended Restated Bylaws of the Registrant.

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

10.5 (1) Form of Exclusive Distribution Agreement.

10.6 (1) Form of Exclusive Sales Representative Agreement.

10.7 (1) Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto.

10.8 (1) Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto.

10.9 (1) Lease Agreement, dated September 15, 1994, between Registrant and The Arrillaga Foundation and the Perry Foundation for the Registrant's facility located at 595 North Pastoria Avenue, Sunnyvale, California 94086.

10.10 (1) Employment Letter Agreement, dated October 21, 1994, between the Registrant and Allan Weinstein and amendment thereto.

10.11 (1) Purchase Assistance Promissory Note, dated January 19, 1995, between Registrant and Allan Weinstein.

10.12 (1) Mortgage Assistance Promissory Note Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.

10.13 (1) Restricted Stock Purchase and Security Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.

10.14 (1) Employment Letter Agreement, dated July 18, 1995, between the Registrant and Robert T. Hagan.

10.15 (1) Restricted Stock Purchase and Security Agreement, dated August 1, 1995, between the Registrant and Robert T. Hagan.

10.16 (1) + Radiation Services Agreement, dated September 13, 1995, between the Registrant and SteriGenics International.

10.17 (1) Amended and Restated Stockholder Rights Agreement, dated October 16, 1995, between the Registrant and certain holders of the Registrant's securities.

10.18 (1) Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant.

10.19 (2) Preferred Stock Rights Agreement, dated November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A.

10.19 A (7) Amended Preferred Shares Rights Agreement, dated October 2, 1998, between the Registrant and Norwest Bank Minnesota, N.A.

10.20 (6) + Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and Arthrex, Gmbh.

10.21 (4) Employment Letter Agreement, dated June 20, 1997, between the Registrant and Michael A. Baker.

10.22 (5) + Exclusive Distributor Agreement, dated August 21, 1997, between the Registrant and Kobayashi Pharmaceutical Company, Ltd.

10.23 (6) + License Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation.

10.24 (6) + Development and Supply Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation.

10.25 (6) Lease Agreement dated March 25, 1998 between the Registrant and Aetna Life Insurance company for the Registrant's facility located at 840 Del Rey Avenue, Sunnyvale, California 94086.

10.26 (7) Term sheet for License and Distribution Agreement between Xomed Surgical Products and the Registrant dated June 25, 1998.


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

(7) Incorporated herein by reference to Exhibit 1 previously filed with the Resgistration statement on Form 8-A/A (Registration No. 000-27422).

+       Confidential treatment granted.


b)  Reports on Form 8-K
None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ARTHROCARE CORPORATION
a Delaware corporation

Date: November 17, 1998

/s/ CHRISTINE E. HANNI
Christine E. Hanni
Vice President of Finance,
Chief Financial Officer and
Assistant Secretary
(Principal Financial Officer
and Accounting Officer)

Date: November 17, 1998

/s/  MICHAEL A. BAKER
Michael A. Baker
President, Chief Executive
Officer and Director
(Principal Executive Officer)

                                    EXHIBIT INDEX

Exhibit
Number                          Exhibit Description

3.3  Amended and Restated Bylaws of the Registrant.
       Surgical Products and the Registrant dated June 25, 1998.


27.1   Financial Data Schedule.