Form 10-K
period 1999-01-02
ARTHROCARE CORP
filed 1999-04-02
CIK 1005010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number
January 2, 1999                                                   0-27422

                             ARTHROCARE CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                    94-3180312
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 4, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $94,082,932 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 1999, the number of outstanding shares of the Registrants' Common Stock was 8,991,256.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 1999 Annual Stockholders Meeting (the Proxy Statement) which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended January 2, 1999.

                                     PART I

ITEM 1.  BUSINESS

      This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to ArthroCare Corporation ("ArthroCare" or "the company"). Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference, and those factors described under "Additional Factors that Might Affect Future Results".

OVERVIEW

      ArthroCare develops, manufactures and markets surgical instruments based on its novel Coblation(TM) technology. ArthroCare's tools enable surgeons to ablate (remove) or shrink soft tissue and achieve hemostasis (sealing small bleeding vessels). The company's Coblation-based tools are designed to allow surgeons to operate on soft tissue with a high degree of precision and accuracy and with minimal damage to surrounding tissues. The ArthroCare Soft-tissue Surgery System replaces the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose, surgical system that consists of a controller unit and a series of disposable surgical tools that are specialized for particular types of surgery. In March 1995, the Company received clearance of its 510(k) premarket notification to market the ArthroCare Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle and elbow. The company began shipping products for use in arthroscopic surgery of the shoulder and knee in December 1995. The company has since received clearance for use in the wrist and hip. In October 1996, it received clearance of its 510(k) premarket notification for the System 2000 Arthroscopic Soft-tissue Surgery System for use in arthroscopic surgery of the knee, shoulder, elbow, ankle, wrist and hip. The company has received 510(k) clearance for use of its technology in several other fields and has received approval of an Investigational Device Exemption (IDE) to conduct a clinical study in one such field which may result in the company submitting a 510(k) application to the United States Food and Drug Administration (FDA).

      During the year ended January 2, 1999, the company formed a new business division, AngioCare(TM) for the purpose of commercializing the company's technology in the cardiac and interventional cardiology markets. As part of those efforts, in February 1998, the company entered into a license and OEM agreement under which the SciMed division of Boston Scientific Corporation (BSC) will develop and market products based on the company's Coblation technology for myocardial revascularization procedures. In April 1998, the company announced the creation of a new business division, Visage(TM), created for the purpose of commercializing the company's Cosmetic Surgery System (CSS) for use in dermatology and cosmetic surgery procedures. In May 1998, the company announced the creation of a new business division, ENTec(TM), created for the purpose of commercializing the company's ENT (ear, nose and throat) Surgery System (ESS) for use in head and neck surgical procedures. With respect to CSS, the company applied the CE mark for marketing of CSS in Europe for skin resurfacing and wrinkle reduction procedures and has received 510(k) clearances for use of CSS in general dermatology procedures in the United States. The company is pursuing additional clearances that will allow CSS to be marketed in the United States specifically for wrinkle reduction. With respect to ESS, the company intends to apply the CE mark certification for marketing in Europe and has received 510(k) clearances for use of ESS in general head, neck surgical procedures and functional endoscopic sinus surgery in the United States. In addition, the company may pursue clearance in other indications.

      To date, the company's operations have consisted primarily of research and development, product engineering, seeking patent approvals on novel technology, obtaining FDA clearance of its Soft-tissue Surgery Systems, developing a network of distributors in the United States and abroad to market the Soft-tissue Surgery Systems, marketing and sales efforts and more than three years of product sales. The company has realized increasing revenues from the sale of its products, but continues to generate operating losses and anticipates becoming profitable during fiscal 1999. Whether the company can successfully manage the transition to a larger-scale commercial enterprise will depend upon increasing sales of disposables from its domestic and international distribution networks, obtaining additional domestic and international regulatory approvals for the Soft-tissue Surgery Systems, as well as potential future products and maintaining its financial and management systems, procedures and controls.

COBLATION TECHNOLOGY

      Coblation technology is ArthroCare's patented soft-tissue surgical technology upon which all the company's products are based (arthroscopy, cosmetic surgery, ear, nose and throat and cardiology). Coblation technology is a novel use of radio frequency energy characterized by precision, accuracy, ease of use and the capability of performing at a temperature lower than current traditional surgical tools.

      Traditional electrosurgical tools rely upon heat to essentially burn away targeted tissue, which often results in collateral thermal damage to tissue surrounding the surgical area. While excimer lasers are cooler than other types of soft-tissue surgical tools, they lack tactile feedback, which make it difficult for surgeons to control the depth of tissue penetration and can also lead to collateral tissue damage. Coblation technology employs a lower temperature process that minimizes the risk of thermal burn while increasing a surgeon's control and precision.

      Coblation technology works through a cool process similar to that of excimer lasers. It uses the electrically conductive fluid typically employed in surgeries in the gap between the electrode and tissue. When electrical current is applied to this fluid, it creates a charged layer of particles, similar to a plasma layer. Charged particles accelerate through the plasma and gain sufficient energy to break the molecular bonds within cells as the plasma layer comes into contact with the tissue. This literally causes the cells to disintegrate molecule by molecule, so that tissue is volumetrically removed. Because this effect is confined to the surface layer of the target tissue, minimal damage occurs to surrounding tissue. An additional advantage is that, unlike excimer lasers, Coblation can be performed in a continuous mode, resulting in much more efficient tissue removal.

      In addition to achieving more precise tissue removal (or shrinkage) and less damage to collateral tissue, surgical tools based on Coblation technology can achieve hemostasis (sealing of small bleeding vessels) near the surgical site, which reduces bleeding at the site.

      Coblation technology is applicable to soft-tissue surgery throughout the body and the company is continually exploring possibilities for its use in other non-arthroscopic indications.

      The company commercially introduced the Arthroscopic System in December 1995 and by the year ended January 2, 1999, had reported 37 months of sales. Since the Arthroscopic System accounts for substantially all of the company's product sales, the company is highly dependent on its sales. The company's CSS and ESS System have only recently been commercially available, and to date, the company has sold only a small number of units. No assurance can be given that the company will be able to manufacture CSS or ESS in commercial quantities at acceptable costs, or that it will be able to market such products successfully. Additionally, the company's potential products for non-arthroscopic indications are in various stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that regulatory approval, if applied for, will be granted by the FDA on a timely basis, if at all, or that the potential products will ever achieve commercial acceptance.

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

      In 1998, approximately 2.3 million arthroscopic procedures were performed in the United States. According to industry sources, the number of arthroscopic procedures is growing due to patient demand for less invasive procedures as well as the increasing incidence of joint injuries caused by a greater emphasis on physical fitness and an aging population. Joints are susceptible to injuries from blows, falls or twisting, as well as from natural deterioration and stiffening associated with aging.

      To perform arthroscopic surgery, a surgeon must use a tool to visualize the site and other tools to perform the surgery. The tool used to visualize the site, called an arthroscope, is a small fiber-optic viewing instrument made up of a small lens, a light source and a video camera, which allows the surgeon to view the surgical procedure on a video monitor. During the arthroscopic procedure, an irrigant, such as saline or sterile water, is flushed through the joint to permit clear visualization through the arthroscope and to create the space within the joint for the surgical procedure. The surgeon inserts the arthroscope into the joint through a portal measuring approximately six millimeters (1/4 of an inch) in length. Other portals are used for the insertion of surgical instruments to perform the surgery and to facilitate the flow of irrigants. With small incision sites and direct access to most areas of the joint, a surgeon can diagnose and correct an array of joint problems such as cartilage tears, ligament tears and removal of loose and degenerative tissue.

      The advantages of arthroscopic surgery over open surgery are often significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits including reduced pain; treatment on an out-patient basis; reduced or eliminated hospitalization times; immediate joint mobility and less muscle atrophy; less surrounding tissue damage; lower rate of complications; and generally quicker rehabilitation. In addition, treatment on an outpatient basis and reduced operating time can significantly lower hospital costs.

Knee

      The knee is the most commonly injured joint. In 1998, it accounted for approximately 1.5 million arthroscopic procedures in the United States. Damage to a meniscus - a pad of cartilage that helps cushion the knee joint - is a common form of knee injury. A meniscus can be torn by a twist of the leg when the knee is flexed, displaced either inward toward the center of the tibia (central shin bone) or outward beyond the surface of the femur (central thighbone), or worn down by normal aging. The knee is also susceptible to partial or complete tears of the ligaments and degeneration of the cartilage on the underside of the patella (kneecap). In addition, the cartilage covering the bony surfaces of the knee wears down with age and can become rough or tear loose from the bone, causing pain and interfering with smooth joint movement.

Shoulder

      The shoulder joint, because of its range of motion, is susceptible to a number of injuries. In 1998, approximately 600,000 arthroscopic procedures in the shoulder were performed in the United States. The company believes that shoulder arthroscopy is the fastest-growing portion of the arthroscopy market. With repetitive motion and lifting of the arm, such as that which occurs during a tennis serve, the acromion (the "roof" of bone formed where the scapula, or shoulder blade, extends over the humerus, the bone of the upper arm) may pinch one of the shoulder muscles and cause persistent pain, known as a rotator cuff injury. This condition can be treated by strengthening exercises and physiotherapy; however, many rotator cuff injuries require surgical intervention. The company believes that a significant percentage of the population is born with an acromion that hooks over the humerus, making such individuals more susceptible to rotator cuff injuries.

Elbow, Ankle, Wrist and Hip

      The elbow, ankle, wrist and hip joints are also susceptible to certain stress-related injuries and deterioration due to aging. In 1998, approximately 342,000 arthroscopic procedures were performed in the elbow, ankle and wrist, in the United States. The company believes that the current number of surgical procedures in the elbow, ankle, wrist and hip is relatively small due to the limitations on conventional arthroscopic surgical equipment.

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

      Laser systems are used to ablate tissue while achieving simultaneous hemostasis. Laser systems are not tactile tools, meaning that the surgeon cannot feel how much tissue is being ablated. The surgeon must be extensively trained to precisely position the laser to control the depth of tissue penetration to minimize unintended tissue damage. In addition, the temperature of the laser instrument is relatively high and can cause damage to surrounding tissue and vascular areas. The American Academy of Orthopedic Surgeons (AAOS) has recommended against the use of such devices in the knee. The company believes that laser tools have not received wide acceptance because of high cost, lack of tactile feedback for the surgeon, the required training and certification and the recommendation of the AAOS.

THE ARTHROCARE ARTHROSCOPIC SYSTEM: A SOLUTION

      The company's Arthroscopic System is a high frequency, surgical device intended to perform tissue ablation and simultaneous hemostasis. The company sells its Arthroscopic System for use in all six major joints: knee, shoulder, elbow, ankle, wrist and hip. Tissues such as meniscus, synovium, cartilage and ligaments can be ablated using the Arthroscopic System. In addition, the company's capsular shrinkage (CAPS(TM)) wand is used to shrink collagen in shoulder procedures.

      The company's Arthroscopic System is comprised of an array of disposable bipolar multielectrode and single electrode tools (disposables), a connecting cable, foot pedal (or switch) and a radio frequency power controller. The System 2000 controller is used to deliver high-frequency power to the disposable. To ablate different tissues or achieve hemostasis, the surgeon can control the voltage level using the foot pedal or keys on the front panel of the controller. The cable connects the System 2000 controller to the disposable. Power is transmitted through the cable to the disposable by depressing a foot pedal, thereby enabling surgeons to use the disposable as a conventional probe as well as an instrument that ablates and achieves hemostasis (cauterizes).

      Accordingly, a surgeon using the Arthroscopic System does not need to remove and insert a variety of instruments to perform different tasks as is required when using conventional arthroscopic instruments. The disposable is approved for sale in tip sizes ranging from 1.5 mm to 4.5 mm, and in tip angles ranging from 0 to 90 degrees. The company currently sells 19 models in various tip sizes, angles and shapes, enabling the surgeon to ablate different volumes of tissue and to reach treatment sites not readily accessible by existing mechanical instruments and motorized cutting tools. In addition, the company produces disposables such as the CoVac(TM), which combines suction and Coblation, eliminating the necessity for a shaver in knee arthroscopies.

      The company commercially introduced the Arthroscopic System in December 1995 and by the year ended January 2, 1999, had reported 37 months of sales. The company is marketing and selling its arthroscopic system in the United States through a network of independent orthopedic distributors and a small direct sales force. The company has ramped up its manufacturing capabilities, and from 1997 to 1998, it doubled disposable volumes while maintaining yields.

      Arthroscopy will account for a substantial portion of the company's product sales for the near future. Accordingly, the company is highly dependent on its Arthroscopic System. Additionally, the company's potential products for non-arthroscopic indications are in various stages of development and commercialization, and the company may be required to undertake time-consuming and costly development activities and seek regulatory clearance of these devices.

      Currently, the majority of the company's sales are in the United States. The company has established distribution capability in Europe, Australia, New Zealand, Korea, Japan, Taiwan, Canada, Mexico, Caribbean, Russia, South Africa, the Middle East , Northern Africa and South and Central America. Before the Arthroscopic System can be sold in some of these regions, the company will have to obtain additional international regulatory approvals. If such regulatory approval is obtained, there can be no assurance that the company will be able to establish a successful distribution capability in these or in other geographic regions.

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

THE OTORHINOLARYNGOLOGY MARKET

      Otorhinolaryngology is the study and treatment of diseases of the ear, nose, and throat (ENT). Historically, the ENT market relied upon general surgical techniques to treat disorders. The company believes that the ENT market is currently transitioning toward performing surgeries less invasively and ENT surgeons are readily adopting new devices and instruments. To this end, great strides have been made in the potential use of lasers, endoscopes, and microsurgery.

      According to industry sources, in 1998 approximately 1.4 million ENT procedures were performed worldwide. Types of procedures performed include: endoscopic sinus surgery; turbinectomies; tonsillectomy/adeniodectomy; surgical removal of vocal cord polyps; surgical removal of acoustic neuromas; surgical removal of facial tumors; and uvulopalatoplaties. The company is currently evaluating the use of the ENTec Surgical System in these types of procedures.

      THE ARTHROCARE ENT SURGERY SYSTEM

      In May 1998, the company announced the creation of its new business division, ENTec, for the purpose of commercializing the company's ENT Surgery System for use in head and neck surgical procedures. The ENTec Surgery System utilizes the same technology as the Arthroscopic System, which removes tissue through a significantly cooler process than that of traditional electrosurgery lasers. The company's ENTec Surgery System is a high frequency, electrosurgical device intended to bring a new level of control and functionality to Otorhinolaryngology. The ENTec Surgery System incorporates a disposable bipolar device, a connecting cable and radio frequency power controller. The portable controller is used to deliver high-frequency power to the disposable. The disposable is intended for single use and utilizes multiple or single electrodes to ablate tissue while simultaneously achieving hemostasis. The company believes that its products contain the potential to produce excellent surgical results, reduce pain and speed recovery when compared with existing techniques.

      In June 1998, the company announced that it entered into an exclusive worldwide marketing and distribution agreement with Xomed Surgical Products (Xomed) for use in the ENT market. Under the terms of the agreement, ArthroCare maintained responsibility for product development and manufacturing, while Xomed assumed sales and marketing functions. The agreement included licensing and milestone payments, original equipment manufacturer (OEM) sales, and royalties on sales. The company terminated the agreement in February 1999. Xomed has filed a claim against the company involving certain issues surrounding its relationship with the company. See Part 1 Item 3 of this report for a description of the litigation.

      The company has only recently commercialized its ENT products and will continue these efforts on its own for the foreseeable future. There can be no assurance that these products will generate sufficient or sustainable revenues and may require significant investment in additional clinical evaluation, regulatory and sales and marketing activities in order for the company to further its commercialization efforts. Development and commercialization of medical devices are subject to inherent risks.

THE COSMETIC SURGERY MARKET

      Procedures to rejuvenate wrinkled skin and remove acne scaring and early skin cancer became the most popular cosmetic surgical procedure in the United States in 1996. These procedures are currently being performed with laser technology including carbon dioxide and Erbium-YAG lasers. During the healing process, new collagen is deposited in the skin and it becomes tighter and smoother. This procedure is done on an outpatient basis with either local or intravenous anesthesia. The American Academy of Cosmetic Surgeons estimates that approximately 325,000 resurfacing procedures were performed in the United States in 1998, with utilization growing at an annual rate of 15 percent over the next several years.

      The conventional continuous wave CO2, or carbon dioxide, laser has been used successfully to resurface facial skin; however, the risk/benefit ratio is extremely high and this procedure is not highly utilized. Excessive heat diffusion into surrounding skin results in unwanted thermal necrosis and unacceptable rates of scarring and impaired wound healing.

      The new generation of pulsed lasers has proven to be an effective method for the treatment of surface imperfections and irregularities, including wrinkles, pigmented spots, and acne scars. The pulsed CO2 or carbon dioxide laser permits precise ablation of tissue, 100 mm to 150 mm per pass, with minimal accumulation and spread of heat so that minimal thermal damage and char is seen. With laser resurfacing the target is the superficial portion of the skin to the level of the upper- to mid-reticular dermis, although the ideal depth has yet to be determined.

      Erbium:YAG lasers are the newest lasers to enter the resurfacing market. The Erbium:YAG laser system produces laser energy in the infrared spectrum. A single pass with the Erbium:YAG yields an ablation depth of 20-25 microns. Subsequent passes again yield approximately the same amount of ablation for each pass. The reduced thermal injury by the Erbium:YAG permits a faster healing process. Recent comparative studies indicated that healing time for the Erbium:YAG treated area may be as much as one third that of the pulsed CO2, or carbon dioxide, laser. The drawbacks to the Erbuim:YAG laser are the number of passes required and the vascular bleeding that is associated with its usage.

THE ARTHROCARE COSMETIC SURGERY SYSTEM

      In April 1998, the company announced the creation of its new business division, Visage, for the purpose of commercializing the company's Cosmetic Surgery System for use in dermatology and cosmetic surgery procedures. The Cosmetic Surgery System utilizes the same technology as the Arthroscopic System, which removes tissue through a significantly cooler process than traditional electrosurgery or dermatologic lasers. The company's Cosmetic Surgery System is a high frequency, electrosurgical device intended for use in cosmetic surgery to perform skin resurfacing and other dermatologic and cosmetic procedures. The Cosmetic Surgery System incorporates a disposable bipolar device, a connecting resterilizable handpiece with cable and radio frequency power controller. The controller delivers high-frequency power to the single-use, multi or single electrode disposable. To enable the achievement of a variety of types of procedures including skin resurfacing, the physician can adjust the voltage level of the controller. The company believes its Cosmetic Surgery System will enable the physician to achieve a similar reduction of wrinkles as the CO2 laser, but with a faster healing process and less pain for the patient.

      The company applied the CE mark for marketing the Cosmetic Surgery System in Europe for skin resurfacing procedures and has received 510(k) clearance for use of the system in general dermatology procedures in the United States. The company is pursuing additional clearances that will allow the system to be marketed in the United States specifically for wrinkle removal.

      In January 1999, the company entered into an exclusive distribution agreement (with modification in February 1999) with Collagen Aesthetics, Inc. to license, market and distribute ArthroCare's Coblation-based products for cosmetic, dermatologic and aesthetic surgical applications. Under the terms of the agreement, Collagen is the exclusive worldwide distributor of ArthroCare's Cosmetic Surgery System. This product has only recently been commercially introduced and to date, the company has sold only a small number of units, which have been utilized, by a limited number of doctors. No assurance can be given that the company will be able to manufacture this system in commercial quantities at acceptable costs, or that its products will be marketed successfully.

ARTHROCARE'S PATENTED TECHNOLOGY

      All of ArthroCare's Soft-Tissue Surgery Systems are based on the patented Coblation core technology and are designed to achieve precise ablation of soft tissue and simultaneous hemostasis while minimizing damage to the surrounding healthy tissue. The company believes that its Coblation technology, and the surgical tools the company has built based on this technology, offers several advantages over other approaches to traditional surgery. The company believes that Coblation technology enables surgeons to perform ablation, tissue shrinkage and hemostasis with a single set of tools, with minimal collateral tissue damage, with high degrees of accuracy and precision, with greater control and reproducible results and at a lower cost than other surgical alternatives. Further, the company believes that patients operated on using Coblation-based surgical tools experience improved outcomes compared to conventional surgical procedures, characterized by less pain, faster recovery and earlier resumption of pre-injury activities.

      The company's bipolar, multi-electrode and single electrode configurations and power control systems allow high-frequency electrical energy to be precisely focused on the surface of the tissue being treated. Using a bipolar probe eliminates the need to deliver energy through the surgical site to a dispersive electrode pad located outside the body, because the energy is directed from the tip of the probe to a return electrode contained on its shaft. The electric current travels a shorter distance from the active electrode to the target tissue before returning to the electrode on the shaft, allowing the Soft-tissue Surgical Systems to operate at lower voltages and at lower temperatures than conventional monopolar electrosurgical systems.

      The energy is concentrated only at the tip of the electrodes of the disposable. This configuration allows the energy to be focused on the surface layer of the tissue being ablated, thereby minimizing the risk of unwanted damage to surrounding healthy tissue. The controller provides power individually to each of the electrodes at the tip of the disposable, enabling only those electrodes that come into contact with, or closely adjacent to, tissue to deliver sufficient energy to ablate tissue. During use, the high frequency current flows from the controller through each electrode to the tissue, returning to the controller via the return electrode on the shaft of the disposable.

The company's patented Coblation technology, delivered in the form of multi-electrode, bipolar, electrosurgical tools, offers a number of benefits that the company believes may provide advantages over competing surgical methods and devices. The principal benefits include:

o EASE OF USE. The Coblation-based Soft-tissue Surgery Systems perform many of the functions of mechanical tools, power tools and electrosurgery instruments, allowing the surgeon to use a single instrument. The lightweight device is simple to use and complements the surgeon's existing tactile skills without the need for extensive training.

o PRECISION. In contrast to conventional tools, the Coblation-based Soft-tissue Surgery Systems permit surgeons to perform more precise tissue ablation and sculpting. The company believes this may result in more rapid patient rehabilitation.

o SAFETY. Coblation technology, unlike most electrosurgical tools, does not work by heating tissue. The company believes that cooler operation can lead to significant benefits for patients being treated with Coblation-based surgical tools, in the form of little or no collateral thermal burning of tissues near the surgical site. As a result, the company believes that patients are likely to experience less trauma and pain following surgery and might be able to recover more quickly.

o SIMULTANEOUS ABLATION AND HEMOSTASIS. The Coblation-based Soft-tissue Surgery Systems efficiently seal small bleeding vessels while in the hemostasis mode without changing tools.

o COST REDUCTION. The Coblation Soft-tissue Surgery Systems eliminate the need to introduce multiple instruments to remove and sculpt tissue and seal small bleeding vessels in arthroscopic procedures. The company believes this may reduce operating time and thereby produce cost savings for health care providers.

      Despite the benefits of the Soft-tissue Surgery Systems, there can be no assurance that doctors and surgical centers will buy the System. In order to secure the benefits of the Soft-tissue Surgery Systems, however, a hospital or surgical center must procure and use a specifically designed controller to power the disposable. At hospital sites or surgical centers where several procedures can be performed simultaneously, the procurement of multiple controllers is required. To date, the company has placed its arthroscopic controllers at substantial discounts in order to stimulate demand for its disposables. In addition, motorized and mechanical instruments, lasers and electrosurgery systems currently used by hospitals, surgical centers and private physicians have become widely accepted. If physicians do not determine that the Soft-tissue Surgery Systems are an attractive alternative to conventional means, the Systems will not be acceptable, and the company's business, financial condition and results of operations would be materially adversely affected.

ARTHROCARE STRATEGY

      The company's objective is to use its patented Coblation technology to design, develop, manufacture and sell innovative, clinically superior surgical devices for the arthroscopic surgical treatment of joint injuries and for the surgical treatment of other soft-tissue conditions throughout the body. The key elements of the company's strategy to achieve this objective include:

o CONTINUE TO PENETRATE EXISTING ARTHROSCOPIC SURGICAL INSTRUMENT MARKET. The company's initial sales efforts are focused on marketing the company's products to orthopedic surgeons performing high-volume arthroscopy and to opinion leaders in orthopedic surgery.

o EXPAND INTO NEW ARTHROSCOPIC SURGICAL MARKETS. The company encourages surgeons to use its Arthroscopic System to treat joints that have been historically treated by open surgery, such as the shoulder, elbow and ankle. Because of the small size, varying shapes and tactile feel of the company's disposables, the company believes surgeons will be able to arthroscopically access areas difficult to reach by conventional arthroscopic surgical tools. In addition, the company has introduced new products that expand the types of arthroscopic surgical procedures to which its Coblation technology can be applied. During 1998, the company introduced five arthroscopy disposable styles. The Eliminator, Saber, and Covac disposables were designed to be used primarily in knee procedures and are an example of this expansion. The company also developed and introduced new disposables for small joint procedures and for capsular shrinkage procedures.

o EXPAND INTO ADDITIONAL SURGICAL MARKETS. During this year, the company commercialized its technology in markets other than arthroscopy, including the ear, nose and throat and cosmetic and dermatologic markets.

o TARGET KEY INTERNATIONAL MARKETS. The company has begun to market its Arthroscopic System in international markets. The company has signed agreements with marketing partners to assist with regulatory requirements and to market and distribute its products in Europe, Japan, Australia, New Zealand, Korea, Japan, Taiwan, Canada, Mexico, Caribbean, Russia, the Middle East, North Africa, South and Central America and South Africa.

o LEVERAGE BROADLY APPLICABLE PROPRIETARY TECHNOLOGY. The company plans to continue to leverage its proprietary Coblation technology by developing additional products for use in a variety of soft-tissue surgical procedures.

o STRUCTURE TARGETED STRATEGIES TO COMMERCIALIZE THE PLATFORM TECHNOLOGY. While the company will continue to focus on the arthroscopy, ENT and cosmetic surgery fields, it will evaluate, and plans to pursue, additional applications of its technology in other promising fields. On a case-by-case basis, ArthroCare will determine the best strategy for entering these additional markets. In some cases, the company might choose to establish stable, long-term relationships with strong partners to address specific fields outside of the ones mentioned above. In select other areas, the company might bring products to market itself.

      Despite the benefits of the company's technology, physicians will not use the company's products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. No independent published clinical reports exist to support the company's marketing efforts for any of its products, which may have an adverse effect on its ability to obtain physician acceptance. The company believes that continued recommendations and endorsements by influential physicians are essential for market acceptance of its products. If the Arthroscopic System does not continue to receive broad-based physician acceptance and endorsement by influential physicians, the company's business, financial condition and results of operations could be materially adversely affected. Similarly if the company's recently commercialized or future potential products do not receive broad-based physicians acceptance and endorsement by influential physicians, the company's business, financial condition and results of operations would be materially adversely affected.


DEPENDENCE UPON COLLABORATIVE ARRANGEMENTS

        In order to successfully develop and commercialize certain products, the company may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete its research and development activities, pre-clinical and clinical testing and manufacturing, to seek and obtain regulatory approval and to achieve successful commercialization of future products. The company has recently entered into collaborative arrangements with BSC, and Collagen Aesthetics, Inc. (Collagen). See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview" for a discussion of these arrangements.

      The company's dependence on collaborative and licensing arrangements with third parties subjects it to a number of risks. Agreements with collaborative partners typically allow such partners significant discretion in electing whether to pursue any of the planned activities. The company cannot control the amount and timing of resources its collaborative partners may devote to the products and there can be no assurance that such partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner's business strategy may adversely affect such partners' ability to meet its obligations under the arrangements. If any collaborative partner were to terminate or breach its agreement with the company, or otherwise fail to complete its obligations in a timely manner, such conduct could have a material adverse effect on the company's business, financial condition and results of operations. To the extent that the company is not able to establish further collaborative arrangements or that any or all of the company's existing collaborative arrangements are terminated, the company would be required to seek new collaborative arrangements or to undertake commercialization at its own expense, which could significantly increase the company's capital requirements, place additional strain on its human resource requirements and limit the number of products which the company would be able to develop and commercialize. In addition, there can be no assurance that existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the company's competitors. There can also be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology or products developed with any collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between established collaborative partners and the company could lead to delays or termination in the research, development or commercialization of certain products or result in litigation or arbitration, which would be time consuming and expensive. Failure by any collaborative partner to commercialize successfully any product candidate to which it has obtained rights from the company or the decision by a collaborative partner to pursue alternative technologies or commercialize or develop alternative products, either on their own or in collaboration with others, could have a material adverse effect on the company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

      The company believes that its core Coblation technology is applicable to a range of soft-tissue surgical applications that can use a system substantially the same as its existing system. The company expects to continue to change the disposable design to accommodate the specific requirements of the indications in various surgical fields. However, the company believes that the design, materials and manufacturing methods incorporated into its current products should be applicable to subsequent products and indications.

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

      Each of these potential products is in various stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that premarket applications (PMA) or 510(k) applications, if applied for, will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance. Failure by the company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the company's business, financial condition and results of operations.

MANUFACTURING

      The company's manufacturing operations consist of an in-house assembly operation for the manufacture of disposables, and a separate in-house operation for the manufacture of controllers. The company's products are manufactured from several components, some of which are supplied to the company by third parties. Manufacture of the controllers, of which an earlier version was manufactured by a third party, was brought in-house in late 1997 for purposes of maintaining process control, managing availability, and leveraging fixed costs.

      In April 1998, the company started manufacturing its System 5000 controllers for cosmetic surgery and only a small number of this model of controllers have been manufactured and sold. In the same time period, the company began to manufacture limited numbers of disposables for ENT and cosmetic surgery applications. As a result, the company has limited experience manufacturing its current products for ENT and cosmetic surgery in volumes necessary for the company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. In addition, there can be no assurance that the company or its suppliers will not encounter any manufacturing difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

      The company and its component suppliers are required to operate in conformance with FDA Quality System Regulation (QSR) requirements in order to produce products for sale in the United States, and ISO 9001 standards in order to produce products for sale in Europe. In addition, the company must conform to the Medical Device Directive (MDD) for sale in Europe. There can be no assurance that the company or its component suppliers will remain in compliance with the QSR, ISO 9001 or MDD standards. Any failure by the company or its component suppliers to remain in compliance with the QSR, ISO 9001 or MDD standards could have a material adverse effect on the company's business, financial condition and results of operations.

      In addition, the disposables are sterilized by a single subcontractor and the connector housings at each end of the cable are supplied from a single source. There can be no assurance that an alternate sterilizer or connector housing supplier could be established if necessary or that available inventories would be adequate to meet the company's production needs during any prolonged interruption of supply. The company's inability to secure an alternative sterilizer, if required, would limit its ability to manufacture the company's Arthroscopic System and would have a material adverse effect on the company's business, financial condition and results of operations.

      Although the company believes that its subcontractors, and component suppliers are in compliance with applicable regulations, there can be no assurance that the FDA, or a state, local or international regulator, will not take action against the subcontractor or a component supplier found to be violating such regulations.

MARKETING AND SALES

      Of the 18,500 orthopedic surgeons in the United States, approximately 80% perform arthroscopy and approximately 40% consider arthroscopy to be their major practice area. These 40% of orthopedic surgeons perform an estimated 70% of the total arthroscopic procedures. In addition to marketing efforts aimed at these surgeons, the company also recognizes that purchase decisions are greatly influenced by health care administrators, who are subject to increasing pressures to reduce costs. Health care administrators must determine that the company's products are cost-effective alternatives to current means of tissue ablation.

      The company had shipped more than 4,000 controller units and more than 325,000 disposables by the end of fiscal 1998. The company is marketing and selling its Arthroscopic System in the United States through a network of independent orthopedic distributors and a small direct sales force. The company has more than 40 distributors representing more than 235 field sales representatives. The distributors are supervised by 5 sales managers who are employed by the company. The company expects that the network of distributors will market directly to more than 7,500 orthopedic surgeons who primarily perform arthroscopic surgery. As of the end of fiscal 1998, the company believes it has achieved approximately 5% share of the addressable market for knee procedures and approximately 20% share of the addressable market for shoulder procedures.

      The company's distributors sell orthopedic arthroscopy and ENT devices for a number of other manufacturers. The company is currently marketing and selling its ENT Soft-tissue Surgery System through a direct sales force both domestically and internationally. Collagen is the exclusive, worldwide distributor for CSS. There can be no assurance that the necessary resources to effectively market and sell the company's Soft-tissue Surgery Systems, will be committed and /or available or that efforts will be successful in closing sales with doctors and hospitals. The company has offered its controller at substantial discounts in the past and may be required to continue to offer such discounts to generate demand for its various disposables. The inability to sell sufficient quantities of disposables would have a material adverse effect on the company's business, financial condition and results of operations.

      If the company is successful in obtaining necessary regulatory approvals in additional international markets, it expects to establish sales and marketing capability in those markets. In these international markets, the company intends to collaborate with one or more marketing partners to establish marketing and distribution channels for its Soft-tissue Surgery System. However, regulatory requirements vary by region, and compliance with such regulations may be costly and time-consuming. Accordingly, the distribution, pricing and marketing structure to be established by the company may vary from country to country.

      No assurance can be given that the company will successfully sell its product through its current international distributors, that the company will secure marketing partners for other international markets, that all of its international distributors and marketing partners will commit the necessary resources to obtain additional necessary international regulatory approvals on behalf of the company and successfully sell the Arthroscopic System in international markets.

PATENTS AND PROPRIETARY RIGHTS

      The company's ability to compete effectively depends in part on developing and maintaining the proprietary aspects of its platform Coblation technology. The company owns 18 issued United States patents, more than 45 pending United States patent applications and international patent applications in Europe (covering 16 separate countries), Japan, Canada, Australia and New Zealand corresponding to eight of the United States filings relating to its Coblation technology. The initial patent is currently set to expire in 2008, three issued patents are currently expected to expire between 2008 and 2012 and the other 14 patents are expected to expire between 2014 and 2016. The company believes that the issued patents cover both the core technology used in the company's Soft-tissue Surgery System, including both multielectrode and single-electrode configurations of its wand tools, as well as the use of Coblation technology in specific surgical procedures.

      The issued patents cover, among other things, systems and methods for applying radio frequency energy to tissue in the presence of electrically conductive fluid such as isotonic saline and blood; probes having an electrode array and a means to supply current independently to individual electrodes; and systems and methods for employing radio frequency energy in urology, gynecology, ENT, cosmetic surgery and cardiac procedures (e.g. transmyocardial revascularization of the heart). The pending patent applications include coverage for the fundamental tissue ablation and cutting technology as well as methods and apparatus for specific procedures.

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

      The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office (USPTO) to determine the priority of inventions. On February 13, 1998 the company filed a lawsuit (the Lawsuit) against Ethicon, Inc. Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. alleging among other things, infringement of several of the company's patents. See Part I, Item 3 "Legal Proceedings" of this Annual Report on Form 10-K. The defense and prosecution of the Lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. The company believes that the Lawsuit is necessary and if others violate the proprietary rights of the company, further litigation may be necessary to enforce patents issued to the company, to protect trade secrets or know-how owned by the company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the company and significant diversion of effort by the company's technical and management personnel. An adverse determination, other litigation or interference proceedings to which the company may become a party could subject the company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the company from manufacturing and selling its products, which would have a material adverse effect on the company's business, financial condition and results of operations.

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

      The company believes that its Arthroscopic System, comprising the controller unit and disposables, presents a competitive pricing structure compared to alternative tools being used in arthroscopic procedures. The list price of the controller, including the cable, is approximately $7,000. The disposable, which can be used by surgeons as a conventional probe as well as to ablate soft tissue, collagen shrinkage and seal small bleeding vessels, have list prices ranging from approximately $115-$195. Motorized cutting tools consist of a power source with list prices of approximately $8,000 to $10,000 and disposable tips, with list prices of approximately $60 to $80. Reusable mechanical tools have list prices of approximately $150 to $950 and it is not unusual for 30 (thirty) different shaped tools to be resterilized for each procedure. Neither motorized nor mechanical tools perform hemostasis, and therefore additional tools may need to be purchased for that purpose. Electrosurgical systems, used to stop the bleeding of small blood vessels during surgery, consist of a power source with list prices of approximately $4,000 to $9,000 plus a disposable tip with list prices of approximately $40 to $50, including a single-use, dispersive electrode pad. Electrosurgical systems are not generally used to cut or remove tissue. Laser systems, with list prices of approximately $80,000 to $125,000, are used in conjunction with disposable or reusable tips, with list prices of approximately $60 to $300, to ablate soft tissue and simultaneously achieve hemostasis.

      Johnson & Johnson (including Mitek, a division of its Ethicon unit) is marketing a bipolar electrosurgical tool developed by Gyrus Medical Ltd., a company based in the United Kingdom. The bipolar electrosurgical tool marketed by Mitek competes directly with the company's tissue ablation and shrinkage technology in arthroscopy. In order to successfully compete against Mitek, the company anticipates that it may have to continue to offer substantial discounts on its controller in order to increase demand for the disposables, and that such competition could have a material adverse effect on the company's business, financial condition and results of operation. Furthermore, certain of the company's competitors, including Ethicon, utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the United States have purchasing contracts with such competitors of the company. Accordingly, customers may be dissuaded from purchasing the company's products rather than the products of such competitors to the extent the purchase would cause them to lose discounts on products that they regularly purchase from such competitors.

      Oratec Interventions Inc., a company based in Menlo Park, California, manufactures and sells a monopolar tissue shrinkage system that competes directly with the company's tissue shrinkage products. The tissue shrinkage market represents a small portion of the overall market in arthroscopy, for the company's products.

      The ENT medical device industry is rapidly becoming more competitive. The company recently cancelled their exclusive license and distribution agreement with Xomed Surgical Products, which is currently the largest company focused solely on the ENT market, see "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS - Dependence on Collaborative Arrangements" on page 11 of this Annual Report on Form 10-K. However, other large companies, such as Smith & Nephew, Stryker Corp. and Conmed Corporation each have shares of the market for manual instruments, such as microdebriders for endoscopic sinus surgery. In addition, the company faces competition with much larger laser companies, such as ESC Medical Systems of Tel Aviv, Israel, which develops and markets lasers for certain ENT applications, such as laser-assisted uvuloplasty (LAUP). The company expects that competition from these and other well-established competitors will increase as will competition from start-up and small cap medical device companies, such as Somnus Medical Technologies, a company based in Sunnyvale, California, Elmed Inc. of Addison, Illinois and Ellman International, Inc. of Hewlett, New York. Somnus manufactures and sells medical devices that utilize RF technology for the treatment of upper airway disorders, such as snoring, enlarged turbinates, and obstructive sleep apnea. Elmed and Ellman both manufacture and sell a variety of medical devices that use conventional RF technology for tissue desiccation, cutting and/or coagulation in turbinate surgery, the treatment of snoring and other ENT procedures.

      The company has entered into an exclusive license and distribution agreement with Collagen, which is currently one of the largest company's focused on the cosmetic surgery market. The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels, and companies that manufacture and sell CO2 or carbon dioxide and Er:YAG lasers. In skin resurfacing, the company will directly compete with much larger companies that manufacture lasers for medical use, such as Coherent Medical Group of Santa Clara, California and ESC Medical Systems of Tel Aviv, Israel. ESC recently merged with Laser Industries, Ltd., already one of the largest medical laser manufacturers in the world. The combined company develops and markets lasers for a broad range of cosmetic applications including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin rejuvenation and others. In addition, other large companies manufacture and sell medical devices that use RF energy for certain applications in dermatology and cosmetic surgery. One such company is Conmed Corporation, which currently sells medical devices for electrodessication, fulguration and coagulation in office based dermatology procedures.

      The company has received 510(k) premarket notifications for clearance to market tissue ablation products to treat other surgical fields that the company may enter. These fields are intensely competitive and no assurance can be given that these potential products, if approved, would be successfully marketed.

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

      If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent Institutional Review Board (IRB) established pursuant to FDA regulations, and with appropriate informed consent of the patient.

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

      The company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services (CDHS) and to list its products with the FDA. As such, the company is subject to inspections by both the FDA and the CDHS for compliance with the FDA's QSR requirements and other applicable regulations. These regulations require that the company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the company and the third party manufacturers of its products are required to comply with various FDA requirements for design, safety, advertising and labeling. There can be no assurance that the company or its component suppliers will not encounter any manufacturing difficulties, or that the company any of its subcontractors or component suppliers will not experience similar difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

      Regulations regarding the manufacture and sale of the company's products are subject to change. The company cannot predict the effect, if any, that such changes might have on its business, financial condition or results of operations.

International

      International sales of the company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The company has obtained regulatory clearance to market the Arthroscopic System in Australia, Europe, Canada and Mexico, to market CSS in Europe and Canada and to market ESS in Europe, but has not obtained any other international regulatory approvals permitting sales of its products outside of the United States. The company is seeking, and intends to seek, regulatory approvals in certain other international markets. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

      For European distribution, the company has received ISO 9001/EN46001 certification and the CE mark. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know, on a worldwide basis, the standards of quality to which they will be held. The European Union has promulgated rules requiring medical products to receive the CE mark, an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain the CE mark will prohibit the company from selling its products in Europe. ISO 9001/EN46001 certification in conjunction with demonstrated performance to the medical device directive is one of the alternatives available to meet the CE mark requirements. There can be no assurance that the company will be successful in maintaining certification requirements.

THIRD-PARTY REIMBURSEMENT

      In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic and ENT procedures performed using devices that have received FDA approval has generally been available in the United States. Generally, cosmetic procedures are not reimbursed. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures.

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

EMPLOYEES

      As of January 2, 1999, the company had 217 employees of which 134 people are engaged in manufacturing activities, 21 people are engaged in research and development activities, 28 people are engaged in sales and marketing activities, 16 people are engaged in regulatory affairs and quality assurance and 18 people are engaged in administration and accounting. No employees are covered by collective bargaining agreements, and the company believes it maintains good relations with its employees.

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


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

HISTORY OF LOSSES; FLUCTUATIONS IN OPERATING RESULTS

      The company has experienced significant operating losses since inception and, as of January 2, 1999, had an accumulated deficit of $27.4 million. The company anticipates becoming profitable during 1999. Results of operations may fluctuate significantly from quarter to quarter due to the timing of operating expenditures, absence of a backlog of orders, timing of the receipt of orders, promotional discounts of the company's products, re-use of the company's disposable products. The company's revenues and profitability will be critically dependent on whether it can successfully continue to market its Arthroscopic System. In addition, the company's gross margins may be adversely affected due to the necessity to promote and sell its product at significantly reduced prices. There can be no assurance that significant profitability will ever be achieved.

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITIES

      The company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 38% of the company's outstanding common stock. These stockholders, if acting together, will have significant influence over all matters requiring approval by the stockholders of the company, including the election of directors and the approval of mergers or other business combination transactions.


POTENTIAL VOLATILITY OF STOCK PRICE

      The stock markets have experienced price and volume fluctuations that have particularly affected small-cap medical device companies resulting in changes in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the company's common stock. In addition, the market price of the company's common stock may be highly volatile. Factors such as variations in the company's financial results, comments by security analysts, announcements of technological innovations or new products by the company or its competitors, changing government regulations and developments with respect to FDA submissions, patents, proprietary rights or litigation may have a significant adverse effect on the market price of the common stock.


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

ITEM 2. PROPERTIES

      The company leases approximately 32,000 square feet in two neighboring buildings in Sunnyvale, California, which comprise the company's administrative offices and manufacturing and warehousing space. The company's two leases for these facilities extend through February 2002. The company believes that its existing facilities will be sufficient for its operational purposes through 1999.
     .

ITEM 3. LEGAL PROCEEDINGS

      On February 13, 1998, the company filed a lawsuit against Ethicon, Inc. Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. ("the Defendants") in the United States District Court for the Northern District of California. The lawsuit alleges, among other things, that the Defendants have been and are currently infringing four patents issued to the company in December 1997. Specifically, the Defendants use, market and sell two separate electrosurgical systems under the names of "VAPR" and "VersaPoint" which infringe these patents. The company seeks: (1) a judgment that the Defendants have infringed these patents; (2) to preliminarily and permanently restrain and enjoin the Defendants from marketing and selling the VAPR and VersaPoint systems; and (3) an award of damages (including attorneys' fees) to compensate the company for lost profits, the damages to be trebled because of the Defendants' willful infringement. In addition, the company filed a motion on March 5, 1998 for preliminary injunction against the Defendants marketing and selling of the VAPR system. The court denied this motion for preliminary injunction in December 1998, stating that the defendants have raised questions that should be more fully addressed by the parties, and then resolved by a jury at trial. The jury trial will begin on May 17, 1999 in San Francisco, California.

      On February 4, 1999, Xomed Surgical Products of Jacksonville, Florida filed a complaint against the Company in the Fourth Judicial Circuit, Duval County Florida, alleging breach of contract by the Company. In the complaint, Xomed has demanded a full refund of the amounts paid for certain products bought by Xomed from the Company, and for a portion of an exclusive license fee paid by Xomed pursuant to an exclusive license and distribution agreement between Xomed and the Company (see the description of this contract referenced elsewhere in the 10K). This license and distribution agreement was terminated by the Company on February 5, 1999. The Company believes that the suit is without merit, and filed a Motion to Dismiss on February 24, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

EXECUTIVE OFFICERS

      The executive officers of the company who are elected by and serve at the discretion of the Board of Directors and their ages are as follows:

     NAME                             AGE                             POSITION
-------------------------------------------------------------------------------------------------------
Michael A. Baker                      40            President and Chief Executive Officer
Robert T. Hagan                       53            Vice President, Manufacturing
Christine E. Hanni                    38            Vice President, Finance and Chief Financial Officer
Bruce Prothro                         37            Vice President, Regulatory Affairs and Quality
John R. Tighe                         38            Vice President, Worldwide Sales and Marketing

      Michael A. Baker joined the company in July 1997 as President and Chief Executive Officer and Director. From 1989 to 1997, Mr. Baker held several positions in planning, corporate development and senior management at Medtronic, Inc. a multi-billion dollar medical technology company specializing in implantable and invasive therapies. His most recent position at Medtronic, Inc., was Vice President, General Manager of Medtronic's Coronary Vascular Division based in San Diego, CA. From 1988 to 1989, Mr. Baker was a Management Consultant at The Carroll Group. From 1986 to 1988, Mr. Baker was the Corporate Development Officer at American National Bank & Trust Co. Prior to joining American National Bank & Trust Co., Mr. Baker served in the United States Army from 1981 to 1986 were he rose to the rank of Captain. Mr. Baker holds a bachelor degree from the United States Military Academy at West Point and an MBA from the University of Chicago.

      Robert T. Hagan joined the company in August 1995 as Vice President, Manufacturing. From October 1992 to July 1995, Mr. Hagan was retired. From October 1984 to September 1992, Mr. Hagan held several manufacturing oversight positions with Haemonetics Corporation, a manufacturer of blood processing equipment and sterile disposables. His most recent position at Haemonetics Corporation was Director of Advanced Manufacturing Technologies. Mr. Hagan also served as Vice President of Manufacturing for Haemonetics and Medical and Scientific Designs, Incorporated a start-up reagent company. Mr. Hagan holds a B.S. degree in Industrial Engineering from Tennessee Technology University.

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

      Bruce Prothro joined the company in October 1998 as Vice President, Regulatory Affairs and Quality Assurance. From December 1982 to December 1994, Mr. Prothro held various positions with KeraVision, where most recently he served as the Director of Regulatory Affairs and Compliance. Prior to his tenure at KeraVision, Mr. Prothro was Manager, Quality Engineering at Advanced Cardiovascular Systems and Manufacturing Manager at Diamon Images, Inc. Mr. Prothro holds a B.S. degree in Chemistry from the University of California, Berkeley.

      John R. Tighe joined the company in January 1995 as the Director of Sales. He was appointed Vice President of Worldwide Sales and Marketing in January 1999. From December 1988 to December 1994, Mr. Tighe held various sales positions with Acufex Microsurgical, Inc. (Acufex), a manufacturer of arthroscopic instruments. His most recent position at Acufex was National Sales Manager. Mr. Tighe holds a B.S. degree in Civil Engineering from the University of Maryland.

DISCLOSURE WITH REGARD TO DELINQUENT FILINGS

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the company's directors and officers and persons who own more than 10% of a registered class of the company's equity securities, to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission (the SEC). Such persons are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms submitted to it during the year ended January 2, 1999, the company believes that, during the Last Fiscal Year, its director and officers Robert T. Hagan, Christine Hanni and Alan Weinstein each failed to timely file one Form 4 disclosing shares of the company common stock acquired.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The company's common stock trades publicly on The Nasdaq Stock Market under the symbol ARTC. The following table sets forth for the periods indicated, the quarterly high and low closing sales prices of the common stock on The Nasdaq Stock Market.


                                                    THREE MONTH PERIOD ENDED
                           -------------------------------------------------------------------------------
1998                        APRIL 4, 1998       JULY 4, 1998         OCTOBER 3, 1998       JANUARY 2, 1999
----                       --------------       ------------         ---------------       ---------------
High....................       $15.375            $18.625               $22.250                $21.750
Low.....................        10.375             13.750                12.000                 11.250

                                                    THREE MONTH PERIOD ENDED
                           -------------------------------------------------------------------------------
1997                       MARCH 29, 1997       JUNE 28, 1997      SEPTEMBER 27, 1997      JANUARY 3, 1998
----                       --------------       -------------      ------------------      ---------------
High....................       $10.625             $9.500               $14.750                $13.563
Low.....................         5.500              5.500                 8.625                  9.500

      As of March 4, 1999, there were no outstanding shares of Preferred Stock and 209 holders of record of 8,991,256 shares of outstanding Common Stock. The company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the audited financial statements and notes thereto appearing in Item 8 of this Report.


                                                                              Year Ended
                                        ----------------------------------------------------------------------------------------
                                                    January 2,    January 3,    December 28,    December 31,   December 31,
                                                      1999           1998           1996            1995           1994
                                                    ----------    ----------    ------------    ------------   ------------
                                                                  (in thousands, except per share data)
Statements of Operations Data:

   Product sales                                     $24,624        $12,796        $ 6,022        $   218        $    --
   License fees                                        3,292             --             --             --             --
   Total revenue                                      27,916         12,796          6,022            218             --
   Gross profit                                       15,548          4,301            780           (229)            --
   Operating expenses                                 18,625         13,401          9,989          6,940          2,247
   Net loss                                           (2,141)        (7,688)        (7,705)        (6,950)        (2,121)
   Basic and diluted  net loss per common share      $ (0.24)       $ (0.87)       $ (0.97)       $ (1.82)       $ (0.64)

ITEM 6. SELECTED FINANCIAL DATA CONTINUED:


                                           January 2,       January 3,      December 28,     December 31,     December 31,
                                              1999             1998             1996             1995              1994
                                          ------------     ------------     ------------     ------------     ------------
                                                                           (in thousands)
Balance Sheet Data:
   Cash, cash equivalents
   and available-for-sale
   securities                             $      8,058     $     19,872     $     29,281     $      4,774     $      2,599
   Working capital                              16,973           20,342           23,468            5,119            2,467
   Total assets                                 27,760           26,675           33,297            7,800            2,917
   Total stockholders' equity(1)                22,305           23,546           30,782            6,325            2,727

(1) The company has not declared any cash dividends on its common stock since its inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that the company "believes", "anticipates" or "plans to..." as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" and "Additional Factors That Might Affect Future Results" set forth in Part I of this Report as well as other risks and uncertainties in the documents incorporated herein by reference.

      The company has primarily engaged in the design, development, clinical testing, manufacturing and marketing of its Soft-tissue Surgery System since commencing operations in April 1993. The Arthroscopic System uses the company's novel Coblation(TM) technology, which allows surgeons to operate with increased precision and accuracy with minimal damage to surrounding tissue. It is currently being used in closed joint surgery including many types of knee and shoulder procedures. The Arthroscopic System consists of a disposable, multi-electrode, bipolar device, a radio frequency controller that powers the disposable and a cable that connects the disposable to the controller. The disposable ablates (removes) soft tissue with minimal damage to surrounding healthy tissue and simultaneously achieves hemostasis (sealing of small bleeding vessels).

      During the year ended January 2, 1999, the company formed a new business division, AngioCare(TM) for the purpose of commercializing the company's technology in the cardiac and interventional cardiology markets. As part of those efforts, in February 1998, the company entered into a license and OEM agreement under which Boston Scientific Corporation (BSC) will provide input into the development of, obtain regulatory approval for and market products based on the company's Coblation technology for myocardial revascularization procedures. In April 1998, the company announced that it had entered the cosmetic surgery market, and that it had formed a new business unit called Visage(TM) to commercialize its technology in this field.

      In May 1998, the company announced that it had entered the otorhinolaryngology (ear, nose and throat) market, and that it has formed a new business unit called ENTec(TM) to commercialize the technology in this field. In June 1998, the company entered into a license and OEM agreement with Xomed Surgical Products (Xomed) to market the Coblation products in the otorhinolaryngology market. This agreement was terminated by the company in February 1999.

      In January 1999, the company entered into an exclusive worldwide license and OEM agreement with Collagen Aesthetics, Inc. (Collagen) to market and distribute ArthroCare's Coblation-based product line for cosmetic, dermatologic and aesthetic surgical applications. On February 8, 1999, the company announced that Collagen had acquired expanded, exclusive, worldwide rights to market ArthroCare's Cosmetic Surgery System to all physicians practicing dermatology, and cosmetic and facial plastic surgery including ear, nose, and throat physicians who perform such procedures.

      The company received clearance of its 510(k) premarket notification from the United States Food and Drug Administration (FDA) in March 1995 to market its Arthroscopic Electrosurgery System in the United

States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The company has since received clearance for use in the wrist and hip. With respect to Cosmetic Surgery System, the company applied the CE mark for marketing in Europe for skin resurfacing and wrinkle reduction procedures and has received 510(k) clearances for use in general dermatology procedures in the United States. The company is pursing additional clearances that will allow the system to be marketed in the United States specifically for wrinkle reduction. With respect to ENTec Soft-tissue Surgery System, the company intends to apply the CE mark certification for marketing in Europe and has received 510(k) clearances for use in general head, neck surgical procedures and functional endoscopic sinus surgery in the United States. In addition, the company may pursue clearance in other indications.

      The company first introduced commercially its Arthroscopic System through a network of distributors in the United States, in December 1995. The company's strategy includes placing with arthroscopic surgeons, controller units that are intended to generate future disposable revenue. The company's long-term strategy includes applying its patented platform technology to a range of other soft tissue surgical procedures including the newly introduced products in the fields of cosmetic surgery and ear, nose and throat. The company has received 510(k) clearance for use of its technology in several fields. There can be no assurance that any of the company's clinical studies will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all, or that the products, if cleared for marketing, will ever achieve commercial acceptance.

RESULTS OF OPERATIONS

      The year and quarter ended January 2, 1999 was the company's third full year of product shipments and the company's twelfth consecutive quarter of increasing revenues, respectively.

ArthroCare Corporation Statements of Operations:

                                                                      Year Ended
                                            -----------------------------------------------------------------
                                            January 2, 1999         January 3, 1998         December 28, 1996
                                            ---------------         ---------------         -----------------
                                                                    (in thousands)
Revenue:
    Product sales                              $   24,624              $   12,796              $    6,022
    License fees                                    3,292                      --                      --
                                               ----------              ----------              ----------
Total revenue                                      27,916                  12,796                   6,022

Cost of product sales                              12,368                   8,495                   5,242
                                               ----------              ----------              ----------

Gross profit                                       15,548                   4,301                     780

Operating expenses:
   Research and development                         4,355                   4,026                   3,772
   Sales and marketing                             10,495                   6,263                   3,635
   General and administrative                       3,775                   3,112                   2,582
                                               ----------              ----------              ----------

Total operating expenses                           18,625                  13,401                   9,989
                                               ----------              ----------              ----------

Loss from operations                               (3,077)                 (9,100)                 (9,209)
Interest income and other, net                        937                   1,413                   1,505
                                               ----------              ----------              ----------

Loss before income tax provision                   (2,140)                 (7,687)                 (7,704)
Income tax provision                                   (1)                     (1)                     (1)
                                               ----------              ----------              ----------

Net loss                                       $   (2,141)             $   (7,688)             $   (7,705)
                                               ==========              ==========              ==========

Revenues

      Total revenue for the year ended January 2, 1999 was $27.9 million compared to $12.8 million for the year ended January 3,1998 and $6.0 million for the year ended December 28, 1996, increases year-over-year were due to higher unit volume of disposable and controller unit sales resulting from promotional controller programs and a larger installed base of controllers along with revenues received from licensing arrangements with corporate partners.

      The company's strategy in arthroscopy, has been and continues to be, to increase future disposable sales by increasing the installed base of controllers through promotional programs. Overall, disposables are consistently sold at or near list price, except for sales to international distributors, which are currently and are expected in the future to be sold at discounted prices. Substantially all revenue was derived domestically during fiscal years 1998, 1997, and 1996. For the years ended January 2, 1999, January 3, 1998 and December 28, 1996, disposable sales comprised substantially all of product sales. The company attributes increased disposable sales to the company's strategic plan to build market share in arthroscopy through continued promotional programs of controllers. The company expects disposable sales to remain the primary component of product sales in the near future.

      The company believes that, in its three years of product shipments, it has penetrated 25% to 30% of the hospitals that perform arthroscopic procedures in the United States. The company believes that approximately 60 % of its disposable revenue is being generated by the sale of disposables for use in shoulder procedures. The company believes that shoulder procedures are the fastest growing segment of the arthroscopic market and knee procedures represent the largest segment of the arthroscopic market based on the estimated number of procedures performed each year. In order to achieve increasing disposable sales over time, the company believes it must continue to penetrate the market in knee procedures, expand the education of physicians of the Coblation technology, and continue working on articular cartilage applications and focus product development efforts specifically for knee applications.

      During the year ended January 2, 1999, the company introduced new disposable styles that included Eliminator(TM), Saber(TM) and Covac(TM) which are designed primarily to be used in arthroscopic knee procedures. Sales of these disposables accounted for approximately 16% of total product sales for the year ended January 2, 1999. The company also developed and introduced new disposables for small joint and for capsular shrinkage procedures during the year ended January 2, 1999.

      During the year ended January 3, 1998, the company introduced its System 2000 controller designed for more aggressive ablation and hemostasis compared to its predecessor unit. The company believes features found in the System 2000 as well as the new disposables will increase disposable sales in the market for knee and shoulder procedures. There can be no assurance that the use of these new products will be adopted by physicians. In addition, the company has limited sales and marketing experience and can make no assurance that the current trends in sales and product acceptance will continue.

      In February 1998, the company entered into a license agreement under which BSC was granted an exclusive right to develop and market products based on the company's Coblation technology for myocardial revascularization procedures. BSC has paid license fees, a portion of which has been classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products, if any. The first nonrefundable license payment of $3.0 million was received during the first quarter of 1998 of which $2.6 million was recognized as license revenue during the year.

      In June 1998, the company entered into a license and distribution agreement with Xomed whereby Xomed acquired exclusive, worldwide, marketing rights for the company's patented Coblation technology in the ear, nose and throat market. Under the terms of the agreement, Xomed paid license fees based upon the achievement of certain milestones. During the year ended January 2, 1999, the company recognized $0.4 million of such payments as license revenue. On February 8, 1999, the company terminated its license and OEM agreement with Xomed, in turn Xomed filed a lawsuit against the company.

      In January 1999, the company entered into a license and distribution agreement with Collagen, which was broadened by mutual agreement in February 1999, whereby Collagen acquired exclusive, worldwide, marketing rights for the company's patented Coblation technology in the dermatology and cosmetic and plastic surgery markets. Under the terms of the agreement, Collagen will pay license fees based upon the achievement of certain milestones. During the year ended January 2, 1999, the company recognized $0.3 million of such payments as license revenue.

      There can be no assurance that the company will be able to continue to achieve the milestones required to recognize future license fees, or that products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that the company may continue to receive licensing and royalty revenues from its' business partners.


Cost of Sales

      Cost of sales for the year-ended January 2, 1999 was $12.4 million or 50.2% of product sales, as compared with $8.5 million, or 66.4% of product sales for the period ended January 3, 1998. During the year-ended December 28, 1996, cost of sales was $5.2 million, or 87.1% of product sales. The $3.9 million increase in cost of sales for the year ended January 2,1999 over the year ended January 3, 1998 and the $7.2 million increase over the year ended December 28, 1996 were due to increased shipments of both disposables and controllers.

      Cost of sales as a percentage of product sales decreased 16.2 percentage points during the year ended January 2, 1999 as compared to the previous year and 36.9 percentage points as compared to the year ended December 28, 1996. The overall decrease in cost of sales as a percentage of product sales resulted from fixed and semi-fixed costs being spread over higher manufacturing volumes, improvements to the manufacturing process, new controller promotional programs including one whereby the company maintains title to the controller, which results in the cost being capitalized and amortized over future periods rather than expensing one hundred percent of the cost at the time of placement and improved efficiencies in manufacturing.

      In 1997 the company made a strategic decision to manufacture its new System 2000 controller in-house and introduced this new product in November 1997. Although shipments of the new controllers did not have a material impact on controller cost or gross margin in 1997, the company believes that manufacturing the System 2000 controllers in-house provided a positive impact to gross margins during the year ended January 2, 1999. However, there can be no assurance that the company will be able to continue to maintain additional improvement to gross margin. The company believes future improvements to gross margin will depend upon the mix of disposable sales versus controller sales and/or placements and the distribution channels utilized to sell the company's products in all commercialized fields. There can be no assurance that the company will be successful in maintaining the mix of disposables to controllers or in increasing demand for its disposables. In addition, production of future new products may adversely impact gross margin due to the inefficiencies in manufacturing new products as well as the distribution channels utilized to sell those products.

Operating Expenses

      Research and development expense increased 8% to $4.4 million in 1998, from $4.0 million in 1997, and increased 7% in 1997, from $3.8 million for the year ended December 28, 1996. The $0.4 million and $0.2 million increases in spending between 1998 and 1997 and between 1997 and 1996, respectively, are attributed primarily to the development and introduction of new disposable styles, the development of products for additional markets, patent filings and increased clinical expenses. The increases were partially offset by a reduction of quality assurance expenses related to research and development during the year ended January 2, 1999, as quality activities now primarily relate to manufacturing efforts rather than research and development efforts and reimbursement of expenses by the company's business partners for certain research and dual activities.

      The company believes that continued investment in its platform technology is essential if it is to maintain its competitive position. The company expects to continue increasing research and development spending through substantial expenditures on new product development, regulatory affairs, clinical studies and patents. The company believes that its ability to attract and retain qualified engineers in the future is critical to the continued success of the company.

      Sales and marketing expense increased to $10.5 million or 68% in 1998, from $6.3 million in 1997, and increased 72% in 1997 from $3.6 million for the year ended December 28, 1996. The $4.2 million and $2.6 million increases between 1998 and 1997, and 1997 and 1996, were primarily due to higher dealer commissions resulting from increased sales, higher staffing expenses including the establishment of a European headquarters, and promotional and trade show expenses reflecting an increased level of sales and marketing activity as the company continues to increase its arthroscopy business as well as the expansion into two additional fields.

      The company anticipates that sales and marketing spending will continue to increase due to higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market its current products and commercialize future products. There can be no assurance that the company will successfully develop its own marketing and sales capabilities and experience or that its distributors and marketing partners will commit the necessary resources to effectively market and sell the company's current products and future products.

      General and administrative expense increased to $3.8 million or 21% in 1998, from $3.1 million during 1997, and increased 21% in 1997, as compared to $2.6 million for the year ended December 28, 1996. The $0.7 million increase for the year ended January 2, 1999 over the year ended January 3, 1998 is primarily due to expenses incurred by the company in association with its on-going patent litigation brought by the company against certain competitors and increased staffing, partially offset by the expense, in the prior year, of attracting, recruiting and relocating a Chief Executive Officer. The $0.5 million increase in 1997, over the year ended December 28, 1996 was mainly associated with increased cost of general legal service, business development activities, increased staffing, insurance and expenses necessary to expand the corporate infrastructure. The company anticipates that general and administrative expenses will continue to increase as a result of patent litigation and further business development activities. See Part I Item 3 this report for a description of the current patent litigation.

Interest Income and Other, net

      Interest income and other, net, decreased for the year ended January 2,1999 to $0.9 million from $1.4 million for the year ended January 3, 1998 and from $1.5 million for the year ended December 28, 1996. The $0.5 million decrease in the most recently completed period was attributable to the conversion of investments to cash for use in business operations during the year resulting in a lower balance of investment on which to earn interest income. At the end of fiscal 1998, the company had $8.1 million in cash, cash equivalents, and available-for-sale securities as compared to $19.9 million at the end of fiscal 1997 and $29.3 million at the end of fiscal 1996. The company expects that interest income will continue to decrease as the company reduces its investments to meet the future cash needs of the business.

Net Loss

      Net loss decreased significantly to $2.1 million for the year ended January 2, 1999, from $7.7 million for each of the years ended January 3, 1998 and December 28, 1996. The overall decrease in net loss is primarily due to an overall improvement in the operating position of the company. Specifically, the company experienced a significant increase in sales with an improvement to gross margin and reduced costs associated with research and development, sales and marketing, and general and administrative expenses as a percentage of revenues. Also contributing to the reduced net loss were license payments received from the company's business partners. The company anticipates becoming profitable during 1999, as sales increase faster than operating expenses and gross margin continues to improve. However, there can be no assurance the company will be successful in its efforts to increase sales and gross margin or control the growth of operating expenses.
      .

LIQUIDITY AND CAPITAL RESOURCES

      At January 2, 1999 the company had $17.0 million in working capital compared to $20.3 million at January 3, 1998 and its principal sources of liquidity consisted of $8.1 million in cash, cash equivalents, and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. The company's cash used in operations was $8.8 million for the year-ended January 2, 1999 due to higher inventory levels to support increased sales activity, increased controller component inventory to support high volume, in-house manufacturing of the controllers and higher accounts receivable balances resulting from higher sales. This was partially offset by higher accrued compensation due to increased staffing levels and higher accrued commissions due to increased sales.

      Net accounts receivable increased to $6.0 million as of January 2, 1999 from $2.2 million as of January 3, 1998. The increase in accounts receivable was due to significant sequentially increasing sales and the timing of sales and collections during the year.

      Inventories increased to $7.1 million as of January 2, 1999 compared to $2.0 million as of January 3, 1998 due to higher product sales activity, higher parts inventory to support in-house manufacturing, and an increasing number of parts for two additional product markets. The company expects future inventory levels to increase in absolute value.

      Net property and equipment increased to $4.6 million as of January 2, 1999 compared to $1.4 million as of January 3, 1998. The increase in fiscal 1998 was primarily due to purchases of computer equipment, manufacturing equipment and machinery, furniture and fixtures and the capitalization of controllers for which the company maintains ownership.

      The company plans to finance its operating and capital needs principally with cash from product sales, cash, cash equivalents, and available-for-sale securities and related interest, existing capital resources and licensing arrangements which the company believes will be sufficient to fund its operations at least through fiscal year 1999. The company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. The company's future liquidity and capital requirements will depend on numerous factors including the company's continued success of commercializing the Arthroscopic System, development and commercialization of products in fields other than arthroscopy, the ability of the company's suppliers to continue to meet the demands of the company at current prices, the cost associated with the company's ongoing patent litigation, obtaining and enforcing patents important to the company's business, the status of regulatory approvals and competition. There can be no assurance that the company will not be required to raise additional capital or that such capital will be available on acceptable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS.

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The company must adopt this standard no later than fiscal year 2000. To date, the company does not engage in hedging activities.

YEAR 2000

      The company relies on computers and computer software to run its business as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the Year 2000. The company has assigned a Task Force to handle the significant uncertainty that exists concerning the potential effects associated with Year 2000 compliance. The Task Force has formulated and begun to implement a plan to address Year 2000 compliance including the formulation of contingency plans. To date, the company has not found a material impact that may result from the failure of its computers and computer software or that of its vendors, suppliers, and customers, to recognize dates. The company has completed an upgrade of its information technology system including its financial system, order processing, manufacturing and inventory system which included Year 2000 compliance. To date the company has spent approximately $250,000 upgrading its computer technology. The company has not yet undertaken the steps to quantify the effects of noncompliance of its customers, suppliers and/or its service providers. The company's goal is to complete all phases of its review and be Year 2000 compliant by June 30, 1999.

      Any Year 2000 compliance problem with either the company, its suppliers, its service providers or its customers could result in a materially adverse effect on the company's financial condition and operating results. There can be no assurance that further assessment of the company's suppliers, data processing systems or contingency plans will address all issues of Year 2000 compliance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      ArthroCare has an investment portfolio of fixed income securities that are classified as "available-for-sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. ArthroCare attempts to limit this exposure by investing primarily in short-term securities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Certain information required by this Item is included in Item 6 of Part II of this Report and is incorporated herein by reference. All other information required by this Item is included on pages 35 to 56 in Item 14 of Part IV of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      Information regarding the Directors of the company is incorporated by reference from the information set forth under the caption "Proposal No. 1:
Election of Directors" in the Proxy Statement. Information regarding the executive officers of the company is incorporated by reference from the information set forth under the caption "Executive Officers of the Company" at the end of Part I of this Report. Information with respect to Directors and Officers of the Company required by Item 405 of Regulation S-K is set forth under the caption "Disclosure with Regard to Delinquent Filings" at the end of
Part I of this Report

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Share Ownership of Directors, Officers and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Certain Transactions".

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report.

1. FINANCIAL STATEMENTS . The following financial statements of the company and the Report of Independent Accountants, are included in Part IV of this Report on the pages indicated.

                                                                                         PAGE
                                                                                         ----
      Report of Independent Accountants.................................................  40
      Balance Sheets as of January 2, 1999 and January 3, 1998..........................  41
      Statements of Operations for the years ended January 2, 1999,
      January 3, 1998 and December 28, 1996.............................................  42
      Statement of Stockholders' Equity for the years ended January 2, 1999,
      January 3, 1998 and December 28, 1996.............................................  43
      Statements of Cash Flows for the years ended January 2, 1999, January 3,
      1998 and December 28, 1996........................................................  44
      Notes to Financial Statements.....................................................  45

2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of the company as of and for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the company.

      SCHEDULE                     TITLE                                   PAGE
      --------                     -----                                   ----
         II           Valuation and Qualifying Accounts                     57

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3.    EXHIBITS (in accordance with Item 601 of Regulation S-K).

            (1)3.2      Certificate of Incorporation of the Registrant.

            (1)3.3      Amended and Restated Bylaws of the Registrant.

            (1)4.1      Specimen Common Stock Certificate.

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

            (1)10.5     Form of Exclusive Distribution Agreement.

            (1)10.6     Form of Exclusive Sales Representative Agreement.

            (1)10.7 Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto.

            (1)10.8 Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto.

            (1)10.9 Lease Agreement, dated September 15, 1994, between Registrant and The Arrillaga Foundation and the Perry Foundation for the Registrant's facility located at 595 North Pastoria Avenue, Sunnyvale, California 94086.

            (1)10.10 Employment Letter Agreement, dated October 21, 1994, between the Registrant and Allan Weinstein and amendment thereto.

            (1)10.11 Purchase Assistance Promissory Note, dated January 19, 1995, between Registrant and Allan Weinstein.

            (1)10.12 Mortgage Assistance Promissory Note Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.

            (1)10.13 Restricted Stock Purchase and Security Agreement, dated February 5, 1995, between the Registrant and Allan Weinstein.

            (1)10.14 Employment Letter Agreement, dated July 18, 1995, between the Registrant and Robert T. Hagan.

            (1)10.15 Restricted Stock Purchase and Security Agreement, dated August 1, 1995, between the Registrant and Robert T. Hagan.

            (1)10.16+ Radiation Services Agreement, dated September 13, 1995, between the Registrant and SteriGenics International.

            (1)10.17 Amended and Restated Stockholder Rights Agreement, dated October 16, 1995, between the Registrant and certain holders of the Registrant's securities.

            (1)10.18 Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant.

            (2)10.19 Preferred Stock Rights Agreement, dated November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A.

            (2)10.20 Amended Preferred Shares Rights Agreement, date October 2, 1998, between the Registrant and Norwest Bank Minnesota, N.A.

            (3)10.20+ Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and Arthrex, GmbH.

            (4)10.21++ Employment Letter Agreement, dated June 20, 1997, between the Registrant and Michael A. Baker.


            (5)10.22+ Exclusive Distributor Agreement, dated August 21, 1997, between the Registrant and Kobayashi Pharmaceutical Company, Ltd.

            (6)10.23++ License Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation.

            (6)10.24++ Development and Supply Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation.

            (6)10.25 Lease Agreement date March 25, 1998 between the Registrant and Aetna Life Insurance Company for the Registrant's facility located at 840 Del Rey Avenue, Sunnyvale, California 94086.

            (7)10.26+ Term sheet for License and Distribution Agreement between Xomed Surgical Products and the Registrant dated June 25, 1998.

            (8)10.27++ License Agreement dated February 9, 1999 between the Registrant and Collagen Aesthetics

            (8)10.28 Change of Control Agreement between the Registrant and the CEO.

            (8)10.29 The Form of "VP Continuity Agreement" between the Registrant and its Vice Presidents.

            23.1        Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants.

            24.1        Power of Attorney (see Page 34).

            27.2        Financial Data Schedule.


(1) Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453).

(2) Incorporated here in by reference to exhibit 5 previously filed with the Registrant's Registration Statement on Form 8-A (Registration No. 000-27422).

(3) Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended April 4, 1998.

(4) Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 1998.

(5) Incorporated herein by reference to the same numbered exhibit previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998.

(6) Incorporated herein by reference to the same numbered exhibit previously filed with the

      Registrant's Annual Report on Form 10-K for the year ended January 2,
      1999.

(7) Incorporated herein by reference to Exhibit 1 previously filed with the Registrant's Registration statement on Form 8-A/A ( Registration No. 000-27422).

(8) Incorporated herein by reference to the same numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the year ended January 2, 1999.

+     Confidential treatment granted. ++ Confidential treatment requested.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
ArthroCare Corporation:


      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries (the "company") at January 2, 1999, and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PricewaterhouseCoopers LLP
San Jose, California
January 27, 1999

                             ARTHROCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                     January 2,         January 3,
                                                                                       1999               1998
                                                                                     ---------          ---------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                      $   2,826          $   8,188
      Available-for-sale securities                                                      5,232             10,674
      Accounts receivable, net of allowances
            of $469 in 1998 and $594 in 1997                                             5,972              2,223
      Inventories                                                                        7,069              2,019
      Prepaid expenses and other current assets                                          1,038                210
                                                                                     ---------          ---------
            Total current assets                                                        22,137             23,314
Available-for-sale securities                                                               --              1,010
Property and equipment, net                                                              4,560              1,412
Related party receivables                                                                  723                876
Other assets                                                                               340                 63
                                                                                     ---------          ---------
      Total assets                                                                   $  27,760          $  26,675
                                                                                     =========          =========

                                   LIABILITIES
Current liabilities:
      Accounts payable                                                               $   1,797          $     968
      Accrued liabilities                                                                1,734                672
      Accrued compensation                                                               1,056              1,315
      Deferred revenue                                                                     517                 --
      Capital lease obligation, current portion                                             60                 17
                                                                                     ---------          ---------
            Total current liabilities                                                    5,164              2,972
Capital lease obligation, less current portion                                             151                 --
Deferred rent                                                                              140                157
                                                                                     ---------          ---------
            Total liabilities                                                            5,455              3,129
                                                                                     ---------          ---------
Commitments and contingencies (Note 5 and Note 14)

                                      STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001:
      Authorized: 5,000 shares;
      Issued and outstanding: 0 shares in 1998 and 1997                                     --                 --
Common stock, par value $0.001:
      Authorized: 20,000 shares;
      Issued and outstanding: 8,972 shares in 1998 and 8,869 shares in 1997                  9                  9
Additional paid-in capital                                                              49,901             49,153
Notes receivable from stockholders                                                         (51)               (92)
Deferred compensation                                                                      (68)              (228)
Accumulated other comprehensive income (loss)                                              (39)                10
Accumulated deficit                                                                    (27,447)           (25,306)
                                                                                     ---------          ---------
Total stockholders' equity                                                              22,305             23,546
                                                                                     ---------          ---------
            Total liabilities and stockholders' equity                               $  27,760          $  26,675
                                                                                     =========          =========


        The accompanying notes are an integral part of these consolidated financial statements.

                             ARTHROCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                            Year Ended
                                                        --------------------------------------------------
                                                         January 2,         January 3,        December 28,
                                                            1999               1998               1996
                                                        ------------       ------------       ------------
Revenue:
       Product sales                                    $     24,624       $     12,796       $      6,022
       License fees                                            3,292                 --                 --
                                                        ------------       ------------       ------------
      Total revenue                                           27,916             12,796              6,022

Cost of sales                                                 12,368              8,495              5,242
                                                        ------------       ------------       ------------

      Gross profit                                            15,548              4,301                780

Operating expenses:
      Research and development                                 4,355              4,026              3,772
      Sales and marketing                                     10,495              6,263              3,635
      General and administrative                               3,775              3,112              2,582
                                                        ------------       ------------       ------------

      Total operating expenses                                18,625             13,401              9,989
                                                        ------------       ------------       ------------

                  Loss from operations                        (3,077)            (9,100)            (9,209)
Interest income and other, net                                   937              1,413              1,505
                                                        ------------       ------------       ------------

Loss before income tax provision                              (2,140)            (7,687)            (7,704)
Income tax provision                                              (1)                (1)                (1)
                                                        ------------       ------------       ------------

                  Net loss                              $     (2,141)      $     (7,688)      $     (7,705)
                                                        ============       ============       ============

Basic and diluted net loss per common share             $      (0.24)      $      (0.87)      $      (0.97)
                                                        ============       ============       ============

Shares used in computing basic and diluted net
loss per common share                                          8,926              8,813              7,936
                                                        ============       ============       ============


        The accompanying notes are an integral part of these consolidated financial statements.

                             ARTHROCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (in thousands, except per share data)



                                                                Preferred Stock                    Common Stock
                                                          ---------------------------       --------------------------
                                                            Shares           Amount           Shares          Amount
                                                          ----------       ----------       ----------      ----------
BALANCES, DECEMBER 31, 1995                                8,677,750       $        9        1,792,725      $        2
     Issuance of common stock through:
        Initial public offering at $ 14.00 per share
        in February 1996, net of issuance costs
        of $3,563                                                 --               --        2,530,000               3
        Conversion of preferred stock in
        connection with the initial public offering
        in February 1996                                  (8,677,750)              (9)       4,338,875               4
        Exercise of options                                       --               --          106,643              --
        Employee stock purchase plan                              --               --           10,101              --
     Deferred compensation related to issuance of
     common stock and grants of stock options                     --               --               --              --
     Amortization of deferred compensation                        --               --               --              --
     Change in unrealized gain on available-for-sale
     securities                                                   --               --               --              --
     Net loss                                                     --               --               --              --
                                                          ----------       ----------       ----------      ----------

BALANCES, DECEMBER 28, 1996                                       --               --        8,778,344               9

     Issuance of common stock through:
        Exercise of options                                       --               --           74,287              --
        Employee stock purchase plan                              --               --           16,865              --
     Amortization of deferred compensation                        --               --               --              --
     Change in unrealized gain on available-for-sale
     securities                                                   --               --               --              --
     Net loss                                                     --               --               --              --
                                                          ----------       ----------       ----------      ----------

BALANCES, JANUARY 3, 1998                                         --               --        8,869,496               9

     Issuance of common stock through:
        Repayment of notes receivable from                        --               --               --              --
           stockholder
        Exercise of options                                       --               --           89,927              --
        Employee stock purchase plan                              --               --           13,545              --
     Amortization of deferred compensation                        --               --               --              --
     Change in unrealized gain on available-for-sale
     securities                                                   --               --               --              --
      Currency translation adjustment                             --               --               --              --
     Net loss                                                     --               --               --              --
                                                          ----------       ----------       ----------      ----------
BALANCES, JANUARY 2, 1999                                         --       $       --        8,972,968      $        9
                                                          ==========       ==========       ==========      ==========


                                                                            Notes
                                                          Additional      Receivable                     Accumulated Other
                                                            Paid-In          from            Deferred      Comprehensive
                                                            Capital      Stockholders     Compensation     Income/(loss)
                                                          ----------     ------------     ------------   -----------------
BALANCES, DECEMBER 31, 1995                               $   16,869      $      (92)      $     (550)      $       --
     Issuance of common stock through:
        Initial public offering at $ 14.00 per share
        in February 1996, net of issuance costs
        of $ 3,563                                            31,854              --               --               --
        Conversion of preferred stock in
        connection with the initial public offering
        in February 1996                                           5              --               --               --
        Exercise of options                                       63              --               --               --
        Employee stock purchase plan                              66              --               --               --
     Deferred compensation related to issuance of
     common stock and grants of stock options                      5              --               (5)              --
     Amortization of deferred compensation                        --              --              167               --
     Change in unrealized gain on available-for-sale
     securities                                                   --              --               --                9
     Net loss                                                     --              --               --               --
                                                          ----------      ----------       ----------       ----------

BALANCES, DECEMBER 28, 1996                                   48,862             (92)            (388)               9

     Issuance of common stock through:
        Exercise of options                                      201              --               --               --
        Employee stock purchase plan                              90              --               --               --
     Amortization of deferred compensation                        --              --              160               --
     Change in unrealized gain on available-for-sale
     securities                                                   --              --               --                1
     Net loss                                                     --              --               --               --
                                                          ----------      ----------       ----------       ----------

BALANCES, JANUARY 3, 1998                                     49,153             (92)            (228)              10

     Issuance of common stock through:
         Repayment of notes receivable from                       --              41               --               --
       stockholder
        Exercise of options                                      586              --               --               --
        Employee stock purchase plan                             162              --               --               --
     Amortization of deferred compensation                        --              --              160               --
     Change in unrealized gain on available-for-sale
     securities                                                   --              --               --              (10)
      Currency translation adjustment                             --              --               --              (39)
     Net loss                                                     --              --               --               --
                                                          ----------      ----------       ----------       ----------
BALANCES, JANUARY 2, 1999                                 $   49,901      $      (51)      $      (68)      $      (39)
                                                          ==========      ==========       ==========       ==========








                                                                              Total
                                                           Accumulated     Stockholders'    Comprehensive
                                                             Deficit          Equity        Income/(loss)
                                                          -----------     -------------     -------------
BALANCES, DECEMBER 31, 1995                                $   (9,913)      $    6,325
     Issuance of common stock through:
        Initial public offering at $ 14.00 per share
        in February 1996, net of issuance costs
        of $3,563                                                  --           31,857
        Conversion of preferred stock in
        connection with the initial public offering
        in February 1996                                           --               --
        Exercise of options                                        --               63
        Employee stock purchase plan                               --               66
     Deferred compensation related to issuance of
     common stock and grants of stock options                      --               --
     Amortization of deferred compensation                         --              167
     Change in unrealized gain on available-for-sale
     securities                                                    --                9                9
     Net loss                                                  (7,705)          (7,705)          (7,705)
                                                           ----------       ----------       ----------

BALANCES, DECEMBER 28, 1996                                   (17,618)          30,782       $   (7,696)
                                                                                             ----------
     Issuance of common stock through:
        Exercise of options                                        --              201
        Employee stock purchase plan                               --               90
     Amortization of deferred compensation                         --              160
     Change in unrealized gain on available-for-sale
     securities                                                    --                1                1
     Net loss                                                  (7,688)          (7,688)          (7,688)
                                                           ----------       ----------       ----------

BALANCES, JANUARY 3, 1998                                     (25,306)          23,546       $   (7,687)
                                                                                             ----------
     Issuance of common stock through:
        Repayment of notes receivable from
           stockholder                                                              41
        Exercise of options                                        --              586
        Employee stock purchase plan                               --              162
     Amortization of deferred compensation                         --              160
     Change in unrealized gain on available-for-sale
     securities                                                    --              (10)             (10)
      Currency translation adjustment                              --              (39)             (39)
     Net loss                                                  (2,141)          (2,141)          (2,141)
                                                           ----------       ----------       ----------
BALANCES, JANUARY 2, 1999                                  $  (27,447)      $   22,305       $   (2,190)
                                                           ==========       ==========       ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                             ARTHROCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                    Year Ended
                                                                               ----------------------------------------------------
                                                                                January 2,          January 3,         December 28,
                                                                                   1999                1998                1996
                                                                               ------------        ------------        ------------
Cash flows from operating activities:
      Net loss                                                                 $     (2,141)       $     (7,688)       $     (7,705)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                               958                 615                 370
            Provision for doubtful accounts receivable
                  and product returns                                                  (125)                276                 313
            Forgiveness of notes receivable                                              --                  11                  --
            Provision for excess and obsolete inventory                                 (26)                249                  50
            Change in unrealized gain/loss on securities                                (10)                 --                  --
            Loss/(gain) on disposal of property and equipment                            (4)                 19                 309
            Amortization of deferred compensation                                       160                 160                 167
            Deferred rent                                                               (17)                 --                   9
Changes in operating assets and liabilities:
            Accounts receivable                                                      (3,624)             (1,248)             (1,352)
            Inventory                                                                (5,024)             (1,509)               (293)
            Prepaid expenses and other current assets                                  (828)                (55)                736
            Accounts payable                                                            829                 (87)                288
            Accrued liabilities                                                         803                 742                 772
               Deferred revenue                                                         517                  --                  --
            Other assets                                                               (273)                  6                 (20)
                                                                               ------------        ------------        ------------
                        Net cash used in operating activities                        (8,805)             (8,509)             (6,356)
                                                                               ------------        ------------        ------------

Cash flows from investing activities:
      Purchases of property and equipment                                            (3,893)               (562)             (1,028)
      Purchases of available-for-sale securities                                    (28,059)            (20,656)           (189,648)
      Sales or maturities of available-for-sale securities                           34,511              26,895             171,735
                                                                               ------------        ------------        ------------

                  Net cash provided by (used in) investing activities                 2,559               5,677             (18,941)
                                                                               ------------        ------------        ------------

Cash flows from financing activities:
      Issuance of notes receivable to related parties                                    --                (686)                (75)
      Repayment of capital leases                                                       (14)                (41)                (29)
      Repayment of notes receivable from related parties                                148                  97                  --
      Repayment of notes receivable from stockholder                                     41                  --                  --
      Proceeds from issuance of common stock and preferred
            stock, net of issuance costs                                                162                  90              31,923
      Proceeds from exercise of options to purchase common stock                        586                 201                  63
                                                                               ------------        ------------        ------------
                  Net cash provided by (used in) financing activities                   923                (339)             31,882
                                                                               ------------        ------------        ------------

Effect of exchange rate on changes in cash                                              (39)                 --                  --
                                                                               ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents                                 (5,362)             (3,171)              6,585
Cash and cash equivalents, beginning of year                                          8,188              11,359               4,774
                                                                               ------------        ------------        ------------

Cash and cash equivalents, end of year                                         $      2,826        $      8,188        $     11,359
                                                                               ============        ============        ============


        The accompanying notes are an integral part of these consolidated financial statements.

                             ARTHROCARE CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    FORMATION AND BUSINESS OF THE COMPANY:

      ArthroCare Corporation (the company) was incorporated on April 29, 1993. The company designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. The company's principal operations commenced in August 1995, at which time it emerged from the development stage.

      On November 22, 1995, the company was reincorporated in the state of Delaware with the associated exchange of shares of each class and series of stock of the predecessor company for one share of each identical class and series of stock of the Delaware successor company having a par value of $0.001 per share for both common stock and preferred stock.

      The company sold 2,530,000 shares of common stock (including 330,000 shares from the exercise of the underwriter's over-allotment option) at $14.00 per share through an initial public offering in February 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled $31,857,000. Upon completion of the offering, all outstanding shares of preferred stock (a total of 8,678,000 shares) were converted into shares of common stock on a two-for-one basis.

      The company intends to finance its operations primarily through its cash, cash equivalents and available-for-sale securities, together with future product sales and licensing fees. There can be no assurance that the company will not require additional funding or that such funding will be available on acceptable terms, if at all.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation. The company maintains a fifty-two/fifty-three week fiscal year cycle ending on a Saturday. To conform the company's fiscal year ends, the company must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 1998 and 1996 were fifty-two week years and fiscal 1997 was a fifty-three week year.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Principles of Consolidation. The consolidated financial statements include the accounts of ArthroCare and all of its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

                             ARTHROCARE CORPORATION

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

      Cash and Cash Equivalents and Available-for-Sale Securities. The company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

      The company has classified its investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "interest income".

      Inventories. Inventories are stated at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis.

      Property and Equipment. Property and equipment, including equipment under capital leases, is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of three to five years. The company places controllers with customers in order to facilitate the sale of disposables. Controllers placed with customers are capitalized at cost and amortized over a three-year period. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term. Maintenance and repair costs are charged to operations as incurred.

      Revenue Recognition. The company recognizes revenue upon shipment of product to the customer, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Revenue is reported net of a provision for estimated product returns. The company recognizes revenue from its business partners upon the completion of certain milestones. The company recognized license fees of $3.2 million which were received from business partners during 1998.

      Reclassification. Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported total assets, liabilities, stockholders' equity or net loss.

      Research and Development. Research and development costs are charged to operations as incurred.

      Foreign Currency Translation. The functional currency of each foreign subsidiary is its' local currency. Essentially all foreign assets and liabilities are translated into U.S. dollars at year-end exchange rates, while elements of the income statement are translated at average exchange rates in effect during the year. Foreign currency transaction gains and losses are included in the consolidated statement of operations. Adjustments arising from the translation of net assets located outside the United States (gains and losses) are recorded as a component of shareholders' equity.

      Concentration of Risks and Uncertainties. Substantially all of the company's cash and cash equivalents are maintained at financial institutions in the United States. Deposits at these institutions may exceed the amount of insurance provided on such deposits. The company has not experienced any losses on its deposits of cash and cash equivalents.

                             ARTHROCARE CORPORATION

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      The company's Sunnyvale facility currently accounts for all of its product manufacturing. Disruption of operations at the company's production facility could cause delays in, or an interruption of, production and shipment of products which could have a material adverse impact on the company's business, operating results and financial condition.

      The company purchases certain key components of its products, from sole, single or limited source suppliers. For some of these components there are few alternative sources. A reduction or stoppage in supply of sole-source components would limit the company's ability to manufacture certain products. There can be no assurance that an alternate supplier could be established if necessary or that available inventories would be adequate to meet the company's production needs during any prolonged interruption of supply.

      The company's products require approval from the United States Food and Drug Administration (FDA) and international regulatory agencies prior to the commencement of commercial sales. There can be no assurance that the company's products will receive any of these required approvals. If the company was denied such approvals, or if such approvals were delayed, it would have a material adverse impact on the company's business.

      Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the company's customers and maintains an allowance for potential credit losses when needed but historically has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area.

        Fair Value of Financial Instruments. The carrying value of the company's financial instruments approximate fair value.

      Income Taxes. The company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      Computation of Net Loss per Common Share. Basic and diluted net loss per common share are computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and preferred stock of 535,000 shares have been excluded from the computation of net loss per common share-assuming dilution as their effect is antidilutive. No additional shares are considered to be outstanding for either computation under the provisions of SAB No. 98.

      Comprehensive Income (Loss). The company adopted the provision of the Financial Accounting Standards Board (FASB) SFAS No. 130, "Reporting Comprehensive Income" in 1998. This statement establishes requirements for disclosure of comprehensive income with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders.

      Segment Information. In 1998, the company adopted Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise;, replacing the "industry segment" approach with the

                             ARTHROCARE CORPORATION

"management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, major customers. See Note 11 to the consolidated financial statements.

      Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The company must adopt this standard no later than fiscal year 2000. To date, the company does not engage in hedging activities.


3.    AVAILABLE-FOR-SALE SECURITIES:

      The company's investments consist primarily of corporate notes and bonds with contractual maturities of less than one year. Gains and losses were immaterial for all periods presented. At January 2, 1999, the amortized cost of the investment approximates fair value.

4.    BALANCE SHEET DETAIL:

(in thousands)                                           January 2, 1999    January 3, 1998
-------------------------------------------------------------------------------------------
Inventories:
   Raw materials                                            $    3,127        $      921
   Work-in-process                                               1,852               165
   Finished goods                                                2,090               933
                                                            ----------        ----------
                                                            $    7,069        $    2,019
                                                            ==========        ==========
Prepaid expenses and other current assets:
   Prepaid insurance                                        $      212        $      125
   Prepaid rent                                                     --                28
   Other                                                           826                57
                                                            ----------        ----------
                                                            $    1,038        $      210
                                                            ==========        ==========

Property and equipment:
   Machinery and equipment                                  $    1,672        $    1,123
   Tooling and molds                                               343               216
   Computer equipment                                            1,397               898
   Controller placements                                         2,637                --
   Furniture and fixtures                                          332               205
   Leasehold improvements                                          271               148
                                                            ----------        ----------
                                                                 6,652             2,590
    Less accumulated depreciation and amortization              (2,092)           (1,178)
                                                            ----------        ----------
                                                            $    4,560        $    1,412
                                                            ==========        ==========


(in thousands)                                                                   January 2, 1999       January 3, 1998
----------------------------------------------------------------------------------------------------------------------
      Equipment acquired under capital leases included in property and equipment above:
          Machinery and equipment                                                   $      109           $      109
          Computer equipment                                                               217                   --
          Less accumulated depreciation                                                    (99)                 (85)
                                                                                    ----------           ----------
                                                                                    $      227           $       24
                                                                                    ==========           ==========

                             ARTHROCARE CORPORATION

4.    BALANCE SHEET DETAIL, CONTINUED:

(in thousands)                                 January 2, 1999     January 3, 1998
----------------------------------------------------------------------------------
Accrued liabilities:
   Accrued professional fees                      $      150          $      164
   Accrued warranty                                      302                 316
   Other                                               1,282                 192
                                                  ----------          ----------
                                                  $    1,734          $      672
                                                  ==========          ==========


5.    COMMITMENTS:

      Capital Leases The company has entered into capital lease agreements to lease certain computer and related equipment. At January 2, 1999, the total future minimum payments under capital leases is $239,000 with $28,000 representing interest.

      1999                            $ 74
      2000                              74
      2001                              74
      2002                              17

      Operating Leases The company leases its facilities and certain equipment under operating leases. The company recognizes rent expense on a straight-line basis over the lease term. At January 2, 1999, total future minimum lease payments are as follows (in thousands):

      1999                            $ 583
      2000                              631
      2001                              645
      2002                              110


      Rent expense for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 was $437,000, $349,000 and $345,000, respectively.

6.    SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                                                  Year Ended
------------------------------------------------------------------------------------------------------------------------
(in thousands)                                            January 2, 1999      January 3, 1998         December 28, 1996
------------------------------------------------------------------------------------------------------------------------
Non-cash financing and investing activities:
Additions to property and equipment acquired
under capital lease                                           $ 217                     --                    --

Cash paid during the period for:
      Interest                                                    1                   $  5                  $  9
      Income Taxes                                                1                      1                     1

                             ARTHROCARE CORPORATION

7.    STOCKHOLDERS' EQUITY:

      Preferred Stock Under the company's Articles of Incorporation, the company is authorized to issue preferred stock. At January 2, 1999, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding as the previously outstanding preferred stock was converted into common stock in connection with the company's initial public offering during 1996.

      Stock Option Plans In May 1993, the company approved the 1993 Stock Plan (1993 Plan) under which the Board of Directors of the company is authorized and directed to enter into stock option agreements with selected individuals. 136,000 shares were authorized at the inception of the Plan with 250,000, and 1,150,025 additional shares authorized in 1994, and 1995, respectively. In May 1998, the stockholders of the company approved an increase in the number of shares reserved for issuance under the Plan by an aggregate of 750,000 shares for a total of 2,286,025. Options granted under the 1993 Plan generally become exercisable over a 48-month period.

Activity under the 1993 Plan is as follows:


                                        Shares                     Outstanding Options
                                       Available           ----------------------------------
                                          For                Number          Weighted-Average
                                         Grant              of Shares         Exercise-Price
---------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995            1,020,925              491,350           $     1.69
Options granted                         (217,575)             217,575           $    13.18
Options exercised                             --             (106,735)          $     0.32
Options canceled                          58,092              (58,092)          $     3.87
                                      ----------           ----------
BALANCES, DECEMBER 28, 1996              861,442              544,098           $     6.32
Options granted                         (723,300)             723,300           $     8.43
Options exercised                             --              (74,166)          $     2.71
Options canceled                         162,203             (162,203)          $     5.43
                                      ----------           ----------
BALANCES, JANUARY 3, 1998                300,345            1,031,029           $     8.20
Additional shares authorized             750,000                   --
Options granted                         (601,950)             601,950           $    15.17
Options exercised                             --              (89,927)          $     6.52
Options canceled                         111,650             (111,650)          $     8.89
                                      ----------           ----------
BALANCES, JANUARY 2, 1999                560,045            1,431,402           $    11.18
                                      ==========           ==========


      At January 2, 1999 and January 3, 1998, there were 469,000 and 314,000 options, respectively, exercisable under the 1993 Plan.

      In December 1995, the company adopted the Director Option Plan (Director
Plan) and reserved 100,000 shares of common stock for issuance to directors under this plan. The plan allows for an initial grant and automatic annual grants of options to outside directors of the company. As of January 2, 1999 and January 3, 1998 outstanding options under the Director Plan were 33,000 and 24,000, respectively, with 25,875 options exercisable as of January 2, 1999.

      In February 1995, pursuant to a restricted stock purchase agreement, 100,000 shares of common stock were purchased by an officer of the company at $0.32 per share. The restricted stock purchase agreement contains provisions for the repurchase of common stock by the company in the event of termination of

                             ARTHROCARE CORPORATION

7.    STOCKHOLDERS' EQUITY CONTINUED:

employment during the four years following the date of the agreement. At January 2, 1999, 1,667 shares were subject to repurchase under this restricted stock purchase agreement. Those shares were released from the purchase restriction in January 1999.

      In August 1995, 90,000 shares of common stock were purchased by an officer of the company at $0.80 per share pursuant to a restricted stock purchase agreement. The restricted stock purchase agreement contains provisions for the repurchase of common stock by the company in the event of termination of employment during the four years following the date of the agreement. At January 2, 1999, 10,938 shares were subject to repurchase under this restricted stock purchase agreement. These shares will continue to be released ratably over the remaining period.

      Employee Stock Purchase Plan. In December 1995, the company approved the Employee Stock Purchase Plan and reserved 150,000 shares of common stock for issuance under this plan. For the years ended January 2, 1999 and January 3, 1998, 13,545 shares and 16,865 shares of common stock were sold under the Employee Stock Purchase Plan, respectively.

      Warrants In January 1998, the company issued a warrant to purchase 80,000 shares of common stock at a purchase price of $12.00 per share to certain foreign employees. The warrant becomes exercisable over a four-year period.

      Shareholders Rights Plan. In November 1996, the Board of Directors approved a Shareholders Rights Plan declaring a dividend distribution of one Preferred Share Purchase Right for each outstanding share of the company's Common Stock. Each right will entitle stockholders to buy one-thousandth of one share of the company's Series A Participating Preferred Stock at an exercise price of $50.00. This Plan was designed to assure that the company's stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to guard against partial tender offers and other abusive tactics to gain control of the company without paying all stockholders the fair value of their shares, including a "control premium".

      Stock-Based Compensation. The company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and continues to account for options granted to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the 1993 Plan, the Director Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal year 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the company's net loss per common share and per common share-assuming dilution for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 would have been increased to the pro forma amounts indicated below:

                                                                                Year Ended
                                                       ---------------------------------------------------------------
(in thousands, except per share data)                  January 2, 1999      January 3, 1998          December 28, 1996
----------------------------------------------------------------------------------------------------------------------
Net loss -- as reported                                      $2,141               $7,688                   $7,705
Net loss -- pro forma                                        $3,650               $8,466                   $7,962

Net loss per common share as reported                        $ 0.24               $ 0.87                   $ 0.97

Net loss per common share pro forma                          $ 0.41               $ 0.96                   $ 1.00

                             ARTHROCARE CORPORATION

7.    STOCKHOLDERS' EQUITY CONTINUED:

The effects of the pro forma disclosure of applying SFAS No. 123 are not likely to be representative of the effects of the pro forma disclosures of future years. Because SFAS No. 123 reflects only options granted after January 1, 1995, the pro forma effect will not be fully reflected until 1999.

The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following weighted average assumptions:

      Risk-free interest rate                4.98% - 7.13%
      Expected life                               4 years
      Expected dividends                              ---
      Expected volatility                              52%

The options outstanding and currently exercisable by exercise price for both the 1993 Plan and the Director Plan at January 2, 1999 are as follows (in thousands, except per share data and contractual life):

                         Options Outstanding                                Options Currently Exercisable
-------------------------------------------------------------------         -----------------------------
                                      Weighted
                                       Average            Weighted                              Weighted
                                      Remaining            Average                               Average
  Exercise            Number          Contractual          Exercise           Number             Exercise
    Price           Outstanding          Life                Price          Exercisable            Price
---------------------------------------------------------------------------------------------------------
       $ 0.20         40,059              4.4              $  0.20           40,059              $  0.20
$ 0.32-$ 0.40         39,615              6.3              $  0.39           35,777              $  0.39
       $  .80          7,725              6.5              $  0.80            6,599              $  0.80
       $ 1.60         23,450              6.6              $  1.60           20,242              $  1.60
       $ 3.00          2,750              6.7              $  3.00            2,286              $  3.00
$ 3.01-$ 7.38        141,664              7.5              $  6.97           73,351              $  6.96
$ 7.39-$11.88        707,035              8.2              $  9.68          246,581              $  9.44
$11.89-$19.75        474,454              9.2              $ 16.69           52,062              $ 16.79
$19.76-$24.25         27,650              7.4              $ 24.25           18,198              $ 24.25
                   ---------                                                -------
                   1,464,402              8.3              $ 11.26          495,155              $  8.53
                   =========                                                =======

7.    STOCKHOLDERS' EQUITY CONTINUED:

      Deferred compensation recognized as a result of stock options granted and common stock issued subject to repurchase provisions as of January 2, 1999 is $1,047,000. Deferred compensation is generally amortized over vesting periods of one to four years, which resulted in compensation expense of $160,000, $160,000 and $167,000 recognized in the years ended January 2, 1999, January 3, 1998 and December 28, 1996, respectively.

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

      Also in connection with its incorporation, the company entered into a consulting agreement with a consulting and research firm, which is headed by one of the company's founders. This consulting and research firm was contracted to perform research related to the development of hand-held instruments used

                             ARTHROCARE CORPORATION

8.    RELATED PARTIES CONTINUED:

in arthroscopic procedures. Research and development costs incurred on this contract in fiscal 1998, 1997 and 1996 were approximately $392,000, $457,000 and $456,000, respectively.

      In January 1995, the company loaned to an officer $120,000 pursuant to a provision in the officer's employment agreement. The resulting promissory note bears interest at 6% per annum and is due on the earlier of January 31, 1999 or termination of employment. In December 1998, the officer paid the note in full. In February 1995, the company agreed to loan this officer up to an additional $144,000 in monthly increments of $3,000 at 6% per annum. In December 1997, the company amended this officer's employment agreement to terminate the increments effective January 31, 1998 and forgive 10% of the principal and interest at the end of each fiscal year in which the officer is employed by the company and in which the company meets certain performance targets. During fiscal year 1997, $11,000 of principal and interest was forgiven. At January 2, 1999, $99,000 of principal and interest was outstanding on this note. Both aforementioned notes are secured by shares of the company's common stock and a mortgage on the officer's residence and as of February 1999 have been paid in full.

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

      In June 1997, the company loaned an officer $500,000 pursuant to a provision in the officer's employment agreement. The promissory note, which bears no interest, is secured by a mortgage on the officer's residence and is due and payable upon either the officer's termination of employment or the sale of the officer's residence. If the officer is terminated by the company or the company is acquired, the loan is due and payable within 12 months thereafter. As of January 2, 1999, $500,000 of principal was outstanding on this note.

      In November 1997, the company issued a relocation loan of $130,000 to an employee. This loan is secured by the employee's residence and is due and payable upon either the sale or transfer of the property or the termination of the officer's employment with the company. As of January 2, 1999, $130,000 of principal was outstanding on this loan.

9.    INCOME TAXES:

      At January 2, 1999, the company has approximately $18,700,000 and $6,100,000 in federal and state net operating loss carryforwards, respectively, which expire in the years 2004 through 2018 and 2000 through 2003, respectively.

      The Tax Reform Act of 1986 substantially changed the rates relative to net operating loss and tax credit carryforwards in the case of an "ownership change" of a corporation. Any ownership changes, as defined, may restrict utilization of carryforwards.

      Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                             ARTHROCARE CORPORATION

                                                        January 2, 1999        January 3, 1998
                                                        ---------------        ---------------

Deferred tax assets:
      Net operating loss carryforwards                    $      6,726           $      5,612
      Capitalized research and development costs                 1,067                  1,154
      Capitalized start-up costs                                   323                    499
      Research and development credit                            1,120                    567
      Allowances and reserves                                    2,093                  1,806
                                                          ------------           ------------
Deferred tax assets                                             11,329                  9,638

Less: valuation allowance                                      (11,329)                (9,638)
                                                          ------------           ------------

      Net deferred tax assets                             $         --           $         --
                                                          ============           ============

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

11.   SEGMENT INFORMATION:

      The company is organized into four segments on the basis of product markets, Arthroscopy, ENTec, Visage and AngioCare. To date, substantially all the company's product revenue was related to the Arthroscopic segment. During fiscal 1998, approximately $2.6 million of the company's license revenue was attributable to the AngioCare segment, $0.4 million was attributable to the ENTec segment and $0.3 million was attributable to the Visage segment. Export sales were approximately $2.3 million during fiscal 1998 and $0.9 million for fiscal 1997.

12.   BUSINESS COLLABORATIONS

      During the year ended January 2, 1999, the company formed a new business division, AngioCare(TM) for the purpose of commercializing the company's technology in the cardiac and interventional cardiology markets. As part of those efforts, in February 1998, the company entered into a license and OEM agreement under which Boston Scientific Corporation (BSC) will provide input into the development of, obtain regulatory approval for and market products based on the company's Coblation(TM) technology for myocardial revascularization procedures. Under the agreement, BSC has paid license fees to the company based upon achievement of designated milestones and royalties on sales of resulting products. The first nonrefundable license payment of $3.0 million was received during 1998 of which $2.6 million was recognized as license revenue.

      In May 1998, the company announced that it had entered the otorhinolaryngology (ear, nose and throat) market, and that it has formed a new business unit called ENTec(TM) to commercialize the technology in this field. In June 1998, the company entered into a license and OEM agreement with Xomed Surgical Products (Xomed) to market the Coblation(TM) products in the otorhinolaryngology market. This agreement was terminated by the company in February 1999.

                             ARTHROCARE CORPORATION

13.   SUBSEQUENT EVENT:

      In January 1999, the company entered into an exclusive worldwide license and OEM agreement with Collagen to market and distribute ArthroCare's Coblation-based product line for cosmetic, dermatologic and aesthetic surgical applications. On February 8, 1999, the company announced that Collagen had acquired expanded, exclusive, worldwide rights to market ArthroCare's Cosmetic Surgery System to all physicians practicing dermatology, and cosmetic and facial plastic surgery including ear, nose, and throat physicians who perform such procedures.


14. EVENT SUBSEQUENT TO THE DATE OF THE INDEPENDENT ACCOUNTANT'S REPORT (UNAUDITED)

      On February 4, 1999, Xomed Surgical Products of Jacksonville, Florida filed a complaint against the Company in the Fourth Judicial Circuit, Duval County Florida, alleging breach of contract by the Company. In the complaint, Xomed has demanded a full refund of the amounts paid for certain products bought by Xomed from the Company, and for a portion of an exclusive license fee paid by Xomed pursuant to an exclusive license and distribution agreement between Comed and the Company (see the description of this contract referenced elsewhere in the 10K). This license and distribution agreement was terminated by the Company on February 5, 1999. The Company believes that the suit is without merit, and filed a Motion to Dismiss on February 24, 1999.

                             ARTHROCARE CORPORATION

SCHEDULE II

                             ARTHROCARE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                       COLUMN A                                    COLUMN             COLUMN             COLUMN       COLUMN
                                                                     B                   C                  D            E

                                                                                     ADDITIONS
                                                                                      CHARGED
                                                                  BALANCE AT          TO COSTS                       BALANCE AT
                                                                 BEGINNING OF           AND                            END OF
                                                                    PERIOD            EXPENSES          DEDUCTION      PERIOD
                                                                 ------------        ---------          ---------    ----------
YEAR ENDED JANUARY 2, 1999 Deducted from asset accounts:
   Allowance for doubtful accounts and product
          returns                                                    $ 594              $(125)               --        $ 469
   Allowance for excess and obsolete inventory                         349                (26)               --          323


YEAR ENDED JANUARY 3, 1998 Deducted from asset accounts:
   Allowance for doubtful accounts and product
           returns                                                   $ 318              $ 276               $--        $ 594
   Allowance for excess and obsolete inventory                         100                249                --          349

YEAR ENDED DECEMBER 28, 1996 Deducted from asset accounts:
   Allowance for doubtful accounts and product
          returns                                                    $   5              $ 313               $--        $ 318
   Allowance for excess and obsolete inventory                          50                 50                --          100

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION
a Delaware Corporation

By: /s/  MICHAEL A. BAKER
    -----------------------------------
                                         Michael A. Baker
                                         President and Chief Executive Officer

Date:  April 2, 1999

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               SIGNATURE                                       TITLE                                  DATE
               ---------                                       -----                                  ----
/s/  MICHAEL BAKER                        President, Chief Executive Officer and Director         April 2, 1999
-----------------------------------------
     Michael Baker                        (Principal Executive Officer)

/s/  CHRISTINE E. HANNI                   Chief Financial Officer and Assistant Secretary         April 2, 1999
-----------------------------------------
     Christine E. Hanni                   (Principal Financial and Accounting Officer)

/s/  HIRA V. THAPLIYAL                    Director                                                April 2, 1999
-----------------------------------------
     Hira V. Thapliyal

/s/  ANNETTE J. CAMPBELL-WHITE            Director                                                April 2, 1999
-----------------------------------------
     Annette J. Campbell-White

/s/  PHILIP E. EGGERS                     Director                                                April 2, 1999
-----------------------------------------
     Philip E. Eggers

/s/  C. RAYMOND LARKIN, Jr.               Director                                                April 2, 1999
-----------------------------------------
     C. Raymond Larkin, Jr.

/s/  JOHN S. LEWIS                        Director                                                April 2, 1999
-----------------------------------------
     John S. Lewis

/s/  ROBERT R. MOMSEN                     Director                                                April 2, 1999
-----------------------------------------
     Robert R. Momsen

                             ARTHROCARE CORPORATION

                             Report on Form 10-K for
                         the year ended January 2, 1999

                               INDEX TO EXHIBITS*


            EXHIBIT
            NUMBER                      EXHIBIT NAME
            -------                     ------------
            10.27++     License Agreement dated February 9, 1998, between the
                        Registrant and Collagen Aesthetics Corporation.

            10.28 Change of Control Agreement between the Registrant and the CEO.

            10.29       The Form of "VP Continuity Agreement" between the
                        Registrant and its Vice Presidents.

            23.1        Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants.

            24.1        Power of Attorney (see page 53).

            27.1        Financial Data Schedule.

o Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.