Form 10-Q
period 1999-04-03
ARTHROCARE CORP
filed 1999-05-18
CIK 1005010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 3, 1999.

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

The number of shares outstanding of the registrant's common stock as of May 7, 1999 was 9,021,007.

                    ARTHROCARE CORPORATION

                             INDEX




PART 1:  Financial Information

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of April 3, 1999
           (unaudited) and January 2, 1999

          Condensed Consolidated Statements of Operations (unaudited) for the three-months ended April 3, 1999 and April 4, 1998

          Condensed Consolidated Statements of Cash Flows (unaudited) for the three-months ended April 3, 1999 and April 4, 1998

          Notes to Condensed Consolidated Financial Statements (unaudited)

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

PART II:  Other Information

     Item 1.  Legal Proceedings
     Item 2.  Quantitative and Qualitiative Disclosures About Market Risk
     Item 3.  Changes in Securities
     Item 4.  Defaults upon Senior Securities
     Item 5.  Submission or Matters to Vote of Security Holders
     Item 6.  Other Information
     Item 7.  Exhibits and Reports on Form 8-K

SIGNATURE





















Part 1.  Financial Information
Item 1.   Financial Statements

                             ARTHROCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     April 3,      January 2,
                                                       1999           1999
                                                   -------------  -------------
                                                   (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                              $3,553         $2,826
  Available-for-sale securities                           4,577          5,232
  Accounts receivables, net of allowance for bad debt     6,431          5,972
  Inventories                                             7,211          7,069
  Prepaid expenses and other current assets                 402          1,038
                                                   -------------  -------------
       Total current assets                              22,174         22,137

Property and equipment, net                               5,220          4,560
Related party receivables                                   575            723
Other assets                                                281            340
                                                   -------------  -------------
     Total assets                                       $28,250        $27,760
                                                   =============  =============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $1,231         $1,797
  Accrued liabilities                                       963          1,734
  Accrued compensation                                    1,660          1,056
  Deferred revenue                                        1,122            517
  Capital lease obligation, current portion                  59             60
                                                   -------------  -------------
          Total current liabilities                       5,035          5,164

Capital lease obligation, less current portion              132            151
Deferred rent                                               138            140
                                                   -------------  -------------
          Total liabilities                               5,305          5,455
                                                   -------------  -------------
Stockholders' equity:
  Common stock                                                9              9
  Additional paid in capital                             50,307         49,901
  Notes receivable from stockholders                        (61)           (51)
  Deferred compensation                                     (28)           (68)
  Accumulated other comprehensive income (loss)             (75)           (39)
  Accumulated deficit                                   (27,207)       (27,447)
                                                   -------------  -------------
          Total stockholders' equity                     22,945         22,305
                                                   -------------  -------------
     Total liabilities and stockholders' equity         $28,250        $27,760
                                                   =============  =============

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             ARTHROCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three months ended
                                                 ---------------------------
                                                   April 3,      April 4,
                                                     1999          1998
                                                 ------------- -------------
Revenues:
   Product sales                                       $9,077        $4,871
   License fees and royalty revenue                       625         2,250
                                                 ------------- -------------
      Total revenue:                                    9,702         7,121
Cost of product sales                                   3,876         2,850
                                                 ------------- -------------
Gross profit                                            5,826         4,271
                                                 ------------- -------------

Operating expenses:                                     1,024           985
   Research and development                             3,336         2,116
   Sales and marketing                                  1,349         1,211
   General and administrative                    ------------- -------------
        Total operating expenses                        5,709         4,312
                                                 ------------- -------------
Net Income (loss)from operations                          117           (41)
Interest and other income, net                            134           294
                                                 ------------- -------------
Income before taxes                                       251           253
Income tax provision                                       11         --
                                                 ------------- -------------
Net income
                                                         $240          $253
                                                 ============= =============

Basic net income per common share
                                                        $0.03         $0.03
Diluted net income per common share              ============= =============
                                                        $0.03         $0.03
                                                 ============= =============
Shares used in computing basic
net income per common share
                                                        8,973         8,889
Shares used in computing diluted                 ============= =============
net income per common share                             9,505         9,244
                                                 ============= =============

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                           ARTHROCARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                            Three months ended:
                                                      --------------------------
                                                       April 3,       April 4,
                                                          1999          1998
                                                      ------------  ------------
Cash flows from operating activities:
   Net income                                                $240          $253
   Adjustments to reconcile net income
    to net cash used in operating activities:
        Depreciation and amortization                         470           167
        Amortization of deferred compensation                  40            40
        Provision for doubtful accounts receivable
          and product returns                                  93            60
        Provision for excess and obsolete inventory           525           100
        Deferred rent                                          (2)           (2)
        Changes in operating assets and liabilities:
          Accounts receivable                                (552)         (592)
          Inventory                                          (666)         (270)
          Prepaid expenses and other current assets           636            (2)
          Accounts payable                                   (566)          434
          Accrued liabilities                                (167)        1,211
          Deferred revenue                                    605            --
          Other assets                                         59            --
                                                      ------------  ------------
   Net cash provided by operating activities                  715         1,399
                                                      ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment                     (1,130)         (106)
   Purchases of available-for-sale securities                (347)       (9,937)
   Sale or maturities of available-for-sale securities      1,001        12,864
                                                      ------------  ------------
   Net cash provided by (used in) investing activities       (476)        2,821
                                                      ------------  ------------

Cash flows from financing activities:
   Issuance of notes receivable to related parties            (11)           --
   Repayment of capital leases                                (19)          (14)
   Repayment of notes receivable from related parties         148            (6)
   Proceeds from exercise of options
      to purchase common stock                                406           173
                                                      ------------  ------------
           Net cash provided by financing activities          524           153
                                                      ------------  ------------

Effect of exchange rate on changes in cash                    (36)           --
                                                      ------------  ------------


Net increase in cash and cash equivalents                     727         4,373
Cash and cash equivalents, beginning of period              2,826         8,188
                                                      ------------  ------------
Cash and cash equivalents, end of period                   $3,553       $12,561
                                                      ============  ============

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                          ARTHROCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation:

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation (the "company") for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the financial statements contained in the Form 10-K for the year ended January 2, 1999 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at January 2, 1999 was derived from audited financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

Computation of Net Income Per Share:

        Basic net income per share is computed using the weighted average number of shares of common stock. Diluted net income per share is computed using the weighted average number of shares of common stock and common equivalent share outstanding during the period. Common equivalent shares consist of stock options. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

        The following is a reconciliation of the computation for basic and diluted EPS (in thousands):

                                                        Three months ended
                                                     ------------------------
                                                      April 3,     April 4,
                                                        1999         1998
                                                     -----------  -----------


Net income                                                 $240         $253
                                                     ===========  ===========
Shares calculation:
   Average basic shares outstanding                       8,973        8,889

   Options                                                  532          355
                                                     -----------  -----------
      Total shares used to compute
      diluted earnings per share                          9,505        9,244
                                                     ===========  ===========

Earnings per basic share                                  $0.03        $0.03
                                                     ===========  ===========
Earning per diluted share                                 $0.03        $0.03
                                                     ===========  ===========




        Options to purchase 316,481 and 70,700 shares of common stock at prices ranging from $17.25-$24.25 per share were outstanding during the three months ended April 3, 1999, and April 4, 1998, respectively, but were not included in the computation of diluted EPS because either the option's exercise price was greater than the average market price of the common shares or inclusion of such options would have been anti-dilutive.

2.  Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive earnings such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. The company's unrealized gains and losses on available for sale marketable securities have been insignificant for all periods presented. ArthroCare's total comprehensive earnings were as follows (in thousands):

                                  Three months ended
                                 -------------------
                                 April 3,  April 4,
                                   1999      1998
                                 --------- ---------

Net income                           $240      $253
  Other comprehensive income
  Foreign translation adjustment      (36)       --
                                 --------- ---------
     Comprehensive net income         204       253
                                 ========= =========



4.  Balance sheet detail (in thousands):


                                          April 3,        April 4,
                                            1999            1998
                                        ------------    ------------
                                        (Unaudited)
Inventory:
   Raw materials                             $2,838          $3,127
   Work-in-process                            1,429           1,852
   Finished goods                             2,944           2,090
                                        ------------    ------------
Total                                        $7,211          $7,069
                                        ============    ============




Other accrued liabilities:
   Accrued professional fees                   $134            $150
   Accrued warranty                             290             302
   Other                                        539           1,282
                                        ------------    ------------
Total                                          $963          $1,734
                                        ============    ============













ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (Unaudited)

5. Litigation

On February 13, 1998, the company filed a lawsuit against Ethicon, Inc.; Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. ("the Defendants") in the United States District Court for the Northern District of California. The lawsuit alleges, among other things, that the Defendants have been and are currently infringing four patents issued to the company in December 1997. Specifically, the Defendants use, market and sell two separate electrosurgical systems under the names of "VAPR" and "VersaPoint" which the company believes infringe these patents. The company seeks: (1) a judgment that the Defendants have infringed these patents; (2) to preliminarily and permanently restrain and enjoin the Defendants from marketing and selling the VAPR and VersaPoint systems; and (3) an award of damages (including attorneys' fees) to compensate the company for lost profits. In addition, the company filed a motion on March 5, 1998 for preliminary injunction against the Defendants marketing and selling of the VAPR system. The court denied this motion for preliminary injunction in December 1998, stating that the defendants have raised questions that should be more fully addressed by the parties, and then be resolved by a jury at trial. The jury trial will begin on June 14, 1999 in San Francisco, California.

On February 4, 1999, Xomed Surgical Products ("Xomed") of
Jacksonville, Florida filed a complaint against the company in the Fourth Judicial Circuit, Duval County, Florida, alleging breach of contract by the company. In the complaint, Xomed has demanded a full refund of the amounts paid for certain products bought by Xomed from the company, and for a portion of an exclusive license fee paid by Xomed pursuant to an exclusive license and distribution agreement between Xomed and the company. This license and distribution agreement was terminated by the company on February 5, 1999. The company believes the suit is without merit, and filed a Motion to Dismiss and Answer to the Complaint on May 3, 1999. In addition, the company filed two counterclaims against Xomed for damages caused by Xomed's failure to perform under the contract and for a certain milestone payment owed to ArthroCare by Xomed.

6.  Recent Accounting Pronouncements:

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

7. Segment Information:

        The company is organized into four segments on the basis of product markets, Arthroscopy, ENTec, Visage and AngioCare. To date, substantially all the company's product revenue was related to the Arthroscopic segment. During the three-month period ended April 3, 1999, approximately $0.1 million of the company's license revenue was attributable to the AngioCare segment and $0.5 million was attributable to the Visage segment.


8. Subsequent Events:

        In April 1999, the company negotiated a $7.0 million line of credit with a bank which matures in twelve months. Borrowings under the line of credit bear interest at the bank's prime rate plus .25%. Borrowings under this line are secured by the company's assets and are subject to certain covenants related to financial ratios and profits.

















PART 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that ArthroCare Corporation (the "company") "believes", "anticipates", "expects" or "plans to" as well as other statements which are not historical fact, are forward-looking, statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" set forth in Part I of the company's Annual Report on Form 10-K for the year ended January 2, 1999 and "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS" set forth below.

ArthroCare develops, manufactures and markets surgical instruments based on its novel Coblation(TM) technology. The company has developed a broad technology platform for operating on soft-tissue that is being commercialized across a range of surgical applications. Coblation technology applies energy to create a plasma- etching effect which disintegrates tissue at cooler temperatures than traditional electrosurgical or laser surgical tools, allowing surgeons to operate with greater precision and less damage to surrounding tissue. ArthroCare's Coblation Systems replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose, surgical system that consists of a controller unit and a series of disposable surgical tools that are specialized for particular types of surgery. The disposable surgical tool ablates (removes) soft tissue with minimal damage to surrounding healthy tissue and simultaneously achieves hemostasis (sealing of small bleeding vessels). Although the company's Coblation technology is most commonly used in arthroscopic procedures, ArthroCare has developed Coblation technology for use in cosmetic surgery, ear, nose and throat (ENT) surgery, and cardiology.
The company's long-term strategy includes applying its patented technology to other soft-tissue surgery fields.

During the year ended January 2, 1999, the company formed a new business division, AngioCare(TM), for the purpose of commercializing the company's technology in the cardiac and interventional cardiology markets. As part of those efforts, in February 1998, the company entered into a license and OEM agreement under which Boston Scientific Corporation ("BSC") will provide input into the development of, obtain regulatory approval for and market products based on the company's Coblation technology for myocardial revascularization procedures. The company believes that there may be additional applications within cardiology for which the company's technology could be utilized.

In April 1998, the company announced that it had entered the cosmetic surgery market, and that it had formed a new business division called Visage(TM) to commercialize Coblation technology in this field. In January 1999, the company entered into a license and distribution agreement with Collagen Aesthetics ("Collagen"), which was expanded in February 1999, under this agreement, Collagen acquired exclusive, worldwide, marketing rights for the company's Visage line of products for the dermatology and cosmetic surgery markets.

In May 1998, the company announced that it had entered the otorhinolaryngology (ear, nose and throat) market, and that it had formed a new business unit called ENTec(TM) to commercialize Coblation technology in this field. In June 1998, the company entered into a license and OEM agreement with Xomed Surgical Products ("Xomed") to market the Coblation products in the otorhinolaryngology market. This agreement was terminated by the company in February 1999, following which the company has been pursuing direct marketing and distribution of the ENTec product lines.

The company received clearance of its 510(k) premarket notification from the United States Food and Drug Administration
("FDA") in March 1995 to market its Arthroscopic Electrosurgery System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The company has since received FDA clearance for use of this system in the wrist and hip. The company applied the CE mark for marketing the Visage System in Europe for general dermatology, cosmetic surgery, skin resurfacing and wrinkle reduction procedures and has received 510(k) clearance for use in general dermatology procedures in the United States. The company is pursuing additional clearances that will allow the system to be marketed in the United States specifically for skin resurfacing and wrinkle reduction. The company applied the CE mark for marketing the ENTec System in Europe and has received 510(k) clearances for use in general head and neck surgical procedures and functional endoscopic sinus surgery in the United States. In addition, the company may pursue clearance in other indications.

In December 1995, the company first commercially introduced its Arthroscopic System through a network of distributors in the United States. The company's strategy includes placing controller units, that are intended to generate future disposable revenue with arthroscopic surgeons. The company's long-term strategy includes applying its patented platform technology to a range of other soft-tissue surgical procedures including the newly introduced products in the fields of cosmetic surgery and ear, nose and throat surgery. The company has received 510(k) clearance for use of its technology in several fields. There can be no assurance that any of the company's clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all, or that the products, if cleared for marketing, will ever achieve commercial acceptance.


Results of Operations

Revenues:

Product sales for the three-month period ended April 3, 1999 increased by 83.7% to $9.1 million from $4.9 million for the three-month period ended April 4, 1998. The increase in product sales was primarily due to an increase in the number of sales of both controller and disposable units. The higher unit volume of sales resulted primarily from increased activity for newly introduced styles of disposables for arthroscopy, and controllers and disposables sales for new product lines. During the second half of fiscal year 1998, the company introduced new disposable styles, including the Saber(TM) and Covac(TM), that are designed primarily to be used in arthroscopic knee procedures. Sales of these disposables accounted for over 15% of total product sales for the three-month period ended April 3, 1999.

The company's strategy in arthroscopy has been, and continues to be, to increase future disposable sales by increasing the installed base of controllers through promotional programs. Disposables are consistently sold at or near list price except for sales to international distributors and marketing partners, which are currently, and are expected in the future to be, sold at discounted prices. The company expects disposable sales to remain the primary component of product sales in the near future. Substantially all revenue was derived domestically during the three-month periods ended April 3, 1999 and April 4, 1998.

The company believes that the majority of its disposables sales revenue is being generated by the sale of disposables for use in shoulder procedures. Based on the estimated number of procedures performed each year, the company believes that knee procedures represent the largest segment of the arthroscopic market. In order to achieve increasing disposable sales over time, the company believes it must continue to penetrate the market in knee procedures, expand the physicians education with respect to the Coblation technology, continue working on articular cartilage applications that and focus product development efforts specifically for knee applications.

During the year ended January 3, 1998, the company introduced its System 2000 controller designed for more aggressive ablation and hemostasis compared to its predecessor unit. The company believes features found in the System 2000, as well as the new disposables, will increase disposable sales for knee and shoulder procedures. There can be no assurance that the use of these new products will be adopted by physicians. In addition, the company has limited sales and marketing experience and can make no assurance that the current trends in sales and product acceptance will continue.

License fees and royalty revenue decreased to $0.6 million for the three-month period ended April 2, 1999 from $2.3 million for the three-month period April 3, 1998. The decrease is primarily due to the timing of licensing payments from business partners. In February 1998, the company entered into a license agreement under which BSC was granted an exclusive right to develop and market products based on the company's Coblation technology for myocardial revascularization procedures. BSC pays license fees, a portion of which has been classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products, if any. The company received a license payment from BSC of $3.0 million in February of 1998, of which $2.3 million was recognized as revenue during the three-month period ended April 4, 1998.

In January 1999, the company entered into a license and distribution agreement with Collagen, which was broadened by mutual agreement in February 1999, whereby Collagen acquired exclusive, worldwide, marketing rights for the company's patented Coblation technology in the dermatology, cosmetic and plastic surgery markets. Under the terms of the agreement, Collagen pays license fees based upon the achievement of certain milestones and royalties on sales of product to end-users. During the three-month period ended April 3, 1999, the company recognized $0.5 million of such payments as license fees and royalty revenue.

There can be no assurance that the company will be able to continue to achieve the milestones required to recognize future license fees, or that products will be developed, cleared for marketing or achieve sufficient commercial acceptance so that the company may continue to receive licensing and royalty revenues from its business partners.

Cost of Product Sales

        Cost of product sales for the three-month period ended April 3, 1999 was $3.9 million or 43.3% of product sales, as compared with $2.9 million or 59.2% of product sales for the three-month period ended April 4, 1998. The absolute dollar increase in cost of sales year-over-year is attributable to increasing unit sales of both controllers and disposables. The overall decrease in cost of sales as a percentage of product sales resulted from improved efficiencies in manufacturing, fixed and semi-fixed costs being spread over higher manufacturing volumes, and improvements to the manufacturing process.



Operating Expenses

Research and development expense was $1.0 million, for the three-month periods ended April 3, 1999 and April 4, 1998. In general, the overall spending patterns in research and development remained consistent as the company continues to focus on introducing new products in its current product lines as well as development efforts for potential additional product lines. The company believes that investment in a platform technology is essential for it to maintain its competitive position. The company expects to increase the dollar amount of research and development spending through substantial expenditures on new product development, regulatory affairs, clinical studies and patents. The company believes that its ability to attract and retain qualified engineers in the future is critical to the continued success of the company.

Sales and marketing expense increased to $3.3 million or 36.7% of product sales during the three-month period ended April 3, 1999, as compared to $2.1 million or 42.9% of product sales during the same period of the previous fiscal year. The increase in spending was primarily due to higher dealer commissions resulting from increased sales, higher staffing and increased travel associated with higher levels of sales and marketing activity. Additional sales and marketing expenses were incurred during the current year period as the company expanded operations in Europe.

The company anticipates that sales and marketing spending will continue to increase due to higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market its current products and commercialize future products. There can be no assurance that the company will successfully develop its own marketing and sales capabilities and experience or that its distributors and marketing partners will commit the necessary resources to effectively market and sell the company's current and future products.

General and administrative expense increased to $1.3 million or 14.5% of product sales during the three-month period ended April 3, 1999, as compared to $1.2 million or 24.5% of product sales during the same period of the previous fiscal year. Overall, the most significant spending was attributable to legal expenses related to the patent infringement claims brought by the company against certain competitors. The company expects that general and administrative expenses will continue to increase as a result of the patent litigation and additional business development activities.




Interest and Other Income, net

Interest and other income, net decreased to $0.1 million during the three-month period ended April 3, 1999 from $0.3 million for the three-month period ended April 4, 1998 primarily due to a decrease in interest income from investments due to the declining balance of cash and investments.

Income Tax Provision

        The provision for income taxes was $11,000 for the three-month period ended April 3, 1999. The company's tax rate is below the statutory rate due to the utilization of net operating loss carryforwards incurred in prior years. The company is subject to certain alternative minimum tax requirements for which an estimate is made based on the anticipated effective tax rate at the end of the fiscal year.

Net Income

Net income was $0.3 million for each of the three-month periods ended April 3, 1999 and April 4, 1998. Net income for the current period reflects an increase in product sales primarily offset by increased spending in sales and marketing.


Liquidity and Capital Resources

On April 3, 1999, the company had $17.1 million in working
capital.   Principal sources of liquidity consisted of $8.1 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less.

Net cash provided by operating activities for the three-month period ended April 3, 1999 was $0.7 million. Cash generated by operating activities for the three-month period ended April 4, 1998 was $1.4 million. The decrease in cash provided by operating activities year-over-year was primarily due to the license fee revenue received from BSC of $2.3 million in the first quarter of 1998, offset by a reduction in accrued liabilities.

Net accounts receivable increased to $6.4 million as of April 3, 1999 from $6.0 million as of January 2, 1999. The increase in accounts receivable is mainly attributable to the corresponding increase in product sales offset by a decrease in the overall number of days sales outstanding.

Inventories increased slightly to $7.2 million as of April 3, 1999 from $7.1 million at January 2, 1999 due to higher product sales activity along with the anticipated ramp-up of new product markets. The company expects future inventory levels to grow as sales volume increases.

Net property and equipment increased to $5.2 million as of April
3, 1999 from $4.6 million on January 2, 1999. The increase is primarily attributable to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

The company plans to finance its capital needs principally from cash from product sales, license fees and royalty income, cash, cash equivalents and related interest. The company believes the existing capital resources together with cash generated from licensing and royalty arrangements and product sales will be sufficient to fund its operations through fiscal year 1999. The company has negotiated a $7.0 million line of credit that could provide additional working capital. As of April 3, 1999, the company had committed to capital expenditures of approximately $0.2 million. The company's future liquidity and capital requirements will depend on numerous factors including the company's success of commercializing its products, development and commercialization of products in fields other than arthroscopy, the ability of the company's suppliers to continue to meet the demands of the company at current prices, costs associated with the company's ongoing patent litigation, obtaining and enforcing patents important to the company's business, the status of regulatory approvals and competition.

Year 2000

The company relies on computers and computer software to run its business as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the Year 2000. The company has assigned a Task Force to handle the significant uncertainty that exists concerning the potential effects associated with Year 2000 compliance. The Task Force has formulated and begun to implement a plan to address Year 2000 compliance including the formulation of contingency plans. To date, the company has not found a material impact that may result from the failure of its computers and computer software or that of its vendors, suppliers, and customers, to recognize dates. The company has completed an upgrade of its information technology system including its financial system, order processing, manufacturing and inventory system which included Year 2000 compliance. To date the company has spent approximately $250,000 upgrading its computer technology. The company has not yet undertaken the steps to quantify the effects of noncompliance of its customers, suppliers and/or its service providers. The company's goal is to complete all phases of its review and be Year 2000 compliant by December, 1999.

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


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

ArthroCare became a public company in February 1996. Included here are risk factors as updated from the company's Annual Report on Form 10-K for the year ended January 2, 1999 filed April 2, 1999. The following factors represent current challenges to the company that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse effect on the company's results of operations, business, or financial position.


Early Stage of Commercialization of Non-Arthroscopic Products;
Uncertainties Associated with Non-Arthroscopic Products.

In April 1998, the company announced the creation of its new business division, Visage, created for the purpose of commercializing the company's Coblation technology for use in dermatology and cosmetic
surgery procedures.   In May 1998, the company announced the creation of
its new business division, ENTec, created for the purpose of commercializing the company's Coblation technology for use in head and neck surgical procedures. The company applied the CE mark for marketing of the Visage product line in Europe for general dermatology, cosmetic surgery, skin resurfacing and wrinkle reduction procedures and has received 510(k) clearances for use of Visage product line in general dermatology procedures in the United States. The company is pursuing additional clearances that will allow the Visage product line to be marketed in the United States specifically for skin resurfacing and wrinkle reduction. The company has applied the CE mark certification for marketing the ENTec line of Coblation-based products in Europe and has received 510(k) clearances for use of this system in general head and neck surgical procedures, as well as endoscopic sinus surgery in the United States. In addition, the company may pursue additional clearances for certain other indications. Both of these product lines have only recently been commercially introduced and to date, the company has sold only a small number of units, which have been utilized by a limited number of doctors. No assurance can be given that the company will be able to market the Visage or ENTec product lines successfully. If the Visage or ENTec product lines are not commercially successful, the company's business, financial condition and results of operations could be materially adversely affected.

A significant investment in additional preclinical and clinical testing, regulatory and sales and marketing activities may be necessary in order for the company to commercialize the Visage, ENTec and AngioCare product lines. There can be no assurance that the Visage, ENTec or AngioCare product lines will generate sufficient or sustainable revenues to enable the company to be profitable. Furthermore, although the company believes that these products offer certain advantages, there can be no assurance that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to current or future collaborative partners or patients.

Development and commercialization of the Visage, ENTec and AngioCare product lines are subject to the risks of failure inherent in the development of new medical devices. These risks include the possibility that the company will experience delays in testing or marketing, that such testing or marketing will result in unplanned expenditures or in expenditures above those anticipated by the company, that the Visage, ENTec and AngioCare product lines will not be proven safe or effective, that such products will not be easy to use or cost-effective, that third parties will develop and market superior or equivalent products, that such products will fail to receive necessary regulatory approvals, that such products will be difficult or uneconomical to manufacture on a commercial scale, that proprietary rights of third parties will preclude the company or its collaborative partners from marketing such products and that such products will not achieve market acceptance. As a result of these risks, there can be no assurance that research and development efforts conducted by the company or its collaborative partners will result in any commercially viable products. If required regulatory approvals are not obtained for the Visage, ENTec and AngioCare product lines or any approved products are not commercially successful, there may be a material adverse effect on company's business, financial condition and results of operations.

Dependence Upon Arthroscopic System

The company commercially introduced the Arthroscopic System in December 1995 and, by the three-month period ended April 3, 1999, had reported 40 months of sales. Since the Arthroscopic System accounts for substantially all of the company's product sales, the company is highly dependent on its sales. The company's Visage, ENTec and AngioCare product lines have only recently become available, and to date, the company has sold only a small number of units. No assurance can be given that the company will be able to manufacture the Visage, ENTec and AngioCare product lines in commercial quantities at acceptable costs, or that it will be able to market such products successfully. Additionally, the company's potential products for non-arthroscopic indications are in various stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that regulatory approval, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the potential products will ever achieve commercial acceptance.

Currently, the majority of the company's sales are from its Arthroscopic System in the United States. The company has established distribution capability in Europe, Australia, New Zealand, Korea, Japan, Taiwan, Canada, Mexico, Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. Before the Arthroscopic System can be sold in some of these regions, the company will have to obtain additional international regulatory approvals. If such regulatory approval is obtained, there can be no assurance that the company will be able to establish a successful distribution capability in these or in other geographic regions or for other than the arthroscopic product line.

Dependence Upon Collaborative Arrangements

In order to successfully develop and commercialize certain products, the company may enter into collaborative or licensing arrangements with other medical device companies and other entities to fund and complete its research and development activities, pre-clinical and clinical testing and manufacturing, to seek and obtain regulatory approval and to achieve successful commercialization of future products. The company has recently entered into collaborative arrangements with BSC, and Collagen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview" for a discussion of these arrangements.

The company's participation in collaborative and licensing arrangements with third parties subjects it to a number of risks. Agreements with collaborative partners typically allow such partners significant discretion in electing whether to pursue any of the planned activities. The company cannot control the amount and timing of resources its collaborative partners may devote to the products and there can be no assurance that such partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner's business strategy may adversely affect such partners' ability to meet its obligations under the arrangements. If any collaborative partner were to terminate or breach its agreement with the company, or otherwise fail to complete its obligations in a timely manner, such conduct could have a material adverse effect on the company's business, financial condition and results of operations. To the extent that the company is not able to establish further collaborative arrangements or that any or all of the company's existing collaborative arrangements are terminated, the company would be required to seek new collaborative arrangements or to undertake commercialization at its own expense, which could significantly increase the company's capital requirements, place additional strain on its human resource requirements and limit the number of products which the company would be able to develop and commercialize. In addition, there can be no assurance that existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the company's competitors. There can also be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology or products developed with any collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between established collaborative partners and the company could lead to delays or termination in the research, development or commercialization of certain products or result in litigation or arbitration which would be time consuming and expensive. Failure by any collaborative partner to commercialize successfully any product candidate to which it has obtained rights from the company or the decision by a collaborative partner to pursue alternative technologies or commercialize or develop alternative products, either on their own or in collaboration with others, could have a material adverse effect on the company's business, financial condition and results of operations.


Uncertainty of Market Acceptance

Despite the benefits of the company's Coblation technology, physicians will not use the company's products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. Only a few, independently published clinical reports exist to support the company's marketing efforts for its products and technology. The company believes that continued recommendations and endorsements by influential physicians are essential for market acceptance of its products and technology. If Coblation technology does not continue to receive broad-based physician acceptance and endorsement by influential physicians, the company's business, financial condition and results of operations could be materially adversely affected.

Limited Domestic and International Marketing and Sales Experience

The company has shipped over 4,600 controller units and more than 385,000 disposables through the quarter ended April 3, 1999. The company is marketing and selling its Arthroscopic and ENTec product lines in the United States and internationally through a network of independent distributors and its subsidiary, ArthroCare Europe AB. These distributors sell orthopedic arthroscopy and ENT devices for a number of other manufacturers. The company currently has very limited experience in directly marketing and selling its products and is in the process of assembling a marketing and sales staff for its ENTec division. There can be no assurance that the company will successfully develop its own marketing and sales capabilities or experience for the ENTec products. In addition, there can be no assurance that these distributors will commit the necessary resources to effectively market and sell the company's Arthroscopic or ENTec product lines, or that they will be successful in closing sales with doctors and hospitals. Collagen is the exclusive and worldwide distributor for the Visage product line. The inability to sell sufficient quantities of the cosmetic surgery products could have a material adverse effect on the company's business, financial condition and results of operations.

The company has established distribution capability in Europe, Australia, New Zealand, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. Before the Arthroscopic System can be sold in some of these regions, the company will have to obtain additional international regulatory approvals. If such regulatory approval is obtained, there can be no assurance that the company will be able to establish a successful distribution capability in these or in other geographic regions. In January 1999, the company entered into a license agreement with Collagen whereby Collagen has the exclusive worldwide
distribution rights for Visage.   For a description of additional risks
and uncertainties relating to Collagen's exclusive worldwide distribution rights for Visage, see "Additional Factors That Might Affect Future Results - Dependence on Collaborative Arrangements" on page 20 of this Quarterly Report on Form 10-Q.

No assurance can be given that the company will successfully its products directly, or through its distributors or its business partners, that the company will secure marketing partners for other international markets, successfully sell its products in international markets or that any of its international distributors and marketing partners will commit the necessary resources to obtain additional necessary international regulatory approvals on behalf of the company and successfully sell the its products in international markets.

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

In April 1998, the company started manufacturing its System 5000 controllers for its Visage product line and only a small number of this model of controllers have been manufactured and sold. In the same time period, the company began to manufacture limited numbers of disposables for the ENTec and Visage product lines. As a result, the company has limited experience manufacturing ENTec and Visage product lines in volumes necessary for the company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. In addition, there can be no assurance that the company or its suppliers will not encounter any manufacturing difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

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

In addition, the disposables are sterilized by a single subcontractor. There can be no assurance that an alternate sterilizer can be identified and qualified for sterilizing the disposables. The company's inability to secure an alternative sterilizer, if required, would limit its ability to manufacture the company's disposables and could have a material adverse effect on the company's business, financial condition and results of operations.

History of Losses; Fluctuations in Operating Results

The company has experienced significant operating losses since inception and, as of April 3, 1999, had an accumulated deficit of $27.2 million. Results of operations may fluctuate significantly from quarter to quarter due to the timing of expenditures, absence of a backlog of orders, timing of the receipt of orders, and promotional programs for the company's products. The company's revenues and profitability will be critically dependent on whether or not it can successfully continue to market its Coblation based technology product lines. There can be no assurance that significant profitability will ever be achieved.

Patents and Proprietary Rights

The company's ability to compete effectively depends in part on developing and maintaining the proprietary aspects of its platform Coblation technology. The company owns 18 issued United States patents, more than 50 pending United States patent applications, 8 issued international patents and over 40 international patent applications corresponding to eighteen of the United States filings. The initial U.S. patent is currently set to expire in 2008, three issued U.S. patents are currently expected to expire between 2008 and 2012 and the other 14 U.S. patents are expected to expire between 2014 and 2016. The company believes that the issued patents cover both the core technology used in the company's Soft-tissue Surgery Systems, including both multielectrode and single-electrode configurations of its disposable tools, as well as the use of Coblation technology in specific surgical procedures.

The issued patents cover, among other things, systems and methods for applying radio frequency energy to tissue in the presence of electrically conductive fluid such as isotonic saline; disposables having an electrode array and a means to supply current independently to individual electrodes; and systems and methods for employing radio frequency energy in arthroscopy, urology, gynecology, ENT, cosmetic surgery and cardiac procedures (e.g. transmyocardial revascularization of the heart). The pending patent applications include coverage for the fundamental tissue ablation and cutting technology as well as methods and apparatus for specific procedures.

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

Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office (USPTO) to determine the priority of inventions. On February 13, 1998 the company filed a lawsuit (the "Lawsuit") against Ethicon, Inc. Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. alleging, among other things, infringement of several of the company's patents. See Part II,
Item I of this quarterly Report on Form 10-Q. The defense and prosecution of the Lawsuit and intellectual property suits, generally, USPTO interference proceedings and related legal and administrative proceedings are all costly and time-consuming. The company believes that the Lawsuit is necessary and if others violate the proprietary rights of the company, further litigation may be necessary to enforce patents issued to the company, to protect trade secrets or know-how owned by the company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the company and significant diversion of effort by the company's technical and management personnel. An adverse determination, other litigation or interference proceedings to which the company may become a party could subject the company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the company from manufacturing and selling its products, which would have a material adverse effect on the company's business, financial condition and results of operations.

Competition

The arthroscopic medical device industry is intensely competitive.
The company's Coblation technology is beginning to replace older tissue removal technology, such as laser systems, conventional electrosurgical systems, manual instruments and power shavers, in certain arthroscopic procedures. Consequently, the company competes indirectly with the providers of such tissue removal systems because the company must convert customers to its Coblation technology. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than the company. Smith & Nephew Endoscopy (which owns Acufex Microsurgical, Inc. and Dyonics, Inc.), Conmed Corporation (including its Linvatec unit) and Stryker Corporation each have large shares of the market for manual instruments, power shavers and arthroscopes. These companies offer broad product lines which they may offer as a single package; have substantially greater resources and name recognition than the company; and frequently offer significant discounts as a competitive tactic. There can be no assurance that the company can effectively convince surgeons and physicians to adopt the company's Coblation technology. In addition, there can be no assurance that these or other companies will not succeed in developing technologies and products that are more effective than the company's or that would render the company's technology or products obsolete or uncompetitive.

The ENT medical device industry is rapidly becoming more competitive. The company recently cancelled its exclusive license and distribution agreement with Xomed Surgical Products, which is currently the largest company focused solely on the ENT market. (see "Additional Factors That Might Affect Future Results - Dependence on Collaborative Arrangements" on page 20 of this Annual Report on Form 10-Q). However, other large companies, such as Smith & Nephew, Stryker Corporation and Conmed Corporation, each have shares of the market for manual instruments, such as microdebriders for endoscopic sinus surgery. In ENT, the company faces competition from large laser companies, such as ESC Medical Systems of Tel Aviv, Israel, which develops and markets lasers for certain ENT applications, such as laser-assisted uvuloplasty
(LAUP). The company expects that competition from these and other well-established competitors will increase as will competition from start-up and small cap medical device companies, such as Somnus Medical Technologies, a company based in Sunnyvale, California, Elmed Inc. of Addison, Illinois and Ellman International, Inc. of Hewlett, New York. Somnus Medical Technologies manufactures and sells medical devices that utilize RF technology for the treatment of upper airway disorders, such as snoring, enlarged turbinates, and obstructive sleep apnea. Elmed Inc. and Ellman International, Inc. both manufacture and sell a variety of medical devices that use conventional RF technology for tissue desiccation, cutting and/or coagulation in turbinate surgery, the treatment of snoring and other ENT procedures.

The company has entered into an exclusive license and distribution agreement with Collagen, which is currently one of the largest company's focused on the cosmetic surgery market. The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels, and companies that manufacture and sell carbon dioxide and Er:YAG lasers. In skin resurfacing, the company will directly compete with much larger companies that manufacture lasers for medical use, such as Coherent Medical Group of Santa Clara, California and ESC Medical Systems of Tel Aviv, Israel. ESC recently merged with Laser Industries, Ltd., already one of the largest medical laser manufacturers in the world. The combined entity develops and markets lasers for a broad range of cosmetic applications including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin resurfacing and others. In addition, other large companies manufacture and sell medical devices that use RF energy for certain applications in dermatology and cosmetic surgery. One such company is Conmed Corporation, which currently sells medical devices for electrodessication, fulguration and coagulation in office based dermatology procedures.

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

The company has received clearance of 510(k) premarket notifications to market its Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. In addition, the company has received 510(k) premarket notifications to market Visage in general dermatology procedures and is pursuing additional clearances that will allow Visage to be marketed in the United States specifically for skin resurfacing and wrinkle reduction. With respect to ENTec, the company has received clearance of 510(k) premarket notifications to market the ENTec product line in general head and neck surgical procedures, as well as endoscopic sinus surgery. There can be no assurance that the company will be able to obtain necessary clearances or approvals to market any other products on a timely basis, if at all, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

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

International

International sales of the company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The company has obtained regulatory clearance to market the Arthroscopic System in Australia, Europe, Canada and Mexico, to market Visage in Europe, Australia and Canada and to market ENTec in Europe, but has not obtained any other international regulatory approvals permitting sales of its products outside of the United States. The company is seeking, and intends to seek, regulatory approvals in certain other international markets. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

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



Uncertainty Relating to Third-Party Reimbursement

In the United States, health care providers, such as, day-surgery facilities, hospitals and physicians, that purchase medical devices, such as the company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic and ENT procedures performed using devices that have received FDA approval has generally been available in the United States. Generally, cosmetic procedures are not reimbursed. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures.

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


Uncertainty of New Product Development

The company has undertaken preliminary animal studies and development for the use of its Coblation technology in several fields. The company has received 510(k) clearance for use of its technology in certain of these fields. The company has received approval of an Investigational Device Exemption (IDE) to conduct a clinical study on a specific indication. Following the completion of this study, the company may submit a 510(k) application to the FDA.

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

Product Liability Risk; Limited Insurance Coverage

The development, manufacture and sale of medical products entail significant risk of product liability claims. The company's current product liability insurance coverage limits are $7.0 million per occurrence and $7.0 million in the aggregate. There can be no assurance that such coverage limits are adequate to protect the company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the company may require increased product liability coverage if any potential products are successfully commercialized. Product liability insurance is expensive and in the future may not be available to the company on acceptable terms, if at all. The company has been selling its Arthroscopic System since December 1995 and recently commenced sales of the Visage and ENTec product lines and has not experienced any product liability claims to date. However, a successful product liability claim or series of claims brought against the company in excess of its insurance coverage could have a material adverse effect on the company's business, financial condition and results of operations.

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

Year 2000

The company relies on computers and computer software to run its business as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the Year 2000. The company has assigned a Task Force to handle the significant uncertainty that exists concerning the potential effects associated with Year 2000 compliance. The Task Force has formulated and begun to implement a plan to address Year 2000 compliance including the formulation of contingency plans. To date, the company has not found a material impact that may result from the failure of its computers and computer software or that of its vendors, suppliers, and customers, to recognize dates. The company has completed an upgrade of its information technology system including its financial system, order processing, manufacturing and inventory system which included Year 2000 compliance. To date the company has spent approximately $250,000 upgrading its computer technology. The company has not yet undertaken the steps to quantify the effects of noncompliance of its customers, suppliers and/or its service providers. The company's goal is to complete all phases of its review and be Year 2000 compliant by December, 1999.

Any Year 2000 compliance problem with either the company, its suppliers, its service providers or its customers could result in a material adverse effect on the company's financial condition and operating results. There can be no assurance that further assessment of the company's suppliers, data processing systems or contingency plans will address all issues of Year 2000 compliance.


Significant Influence by Directors, Executive Officers and Affiliated
Entities

As of April 4, 1999, the company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 27% of the company's outstanding common stock. These stockholders, if acting together, will have significant influence over all matters requiring approval by the stockholders of the company, including the election of directors and the approval of mergers or other business combination transactions.

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

 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On February 13, 1998, the company filed a lawsuit against Ethicon, Inc.; Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. ("the Defendants") in the United States District Court for the Northern District of California. The lawsuit alleges, among other things, that the Defendants have been and are currently infringing four patents issued to the company in December 1997. Specifically, the Defendants use, market and sell two separate electrosurgical systems under the names of "VAPR" and "VersaPoint" which the company believes infringe these patents. The company seeks: (1) a judgment that the Defendants have infringed these patents; (2) to preliminarily and permanently restrain and enjoin the Defendants from marketing and selling the VAPR and VersaPoint systems; and (3) an award of damages (including attorneys' fees) to compensate the company for lost profits. In addition, the company filed a motion on March 5, 1998 for preliminary injunction against the Defendants marketing and selling of the VAPR system. The court denied this motion for preliminary injunction in December 1998, stating that the defendants have raised questions that should be more fully addressed by the parties, and then be resolved by a jury at trial. The jury trial will begin on June 14, 1999 in San Francisco, California.

On February 4, 1999, Xomed Surgical Products (Xomed) of
Jacksonville, Florida filed a complaint against the company in the Fourth Judicial Circuit, Duval County, Florida, alleging breach of contract by the company. In the complaint, Xomed has demanded a full refund of the amounts paid for certain products bought by Xomed from the company, and for a portion of an exclusive license fee paid by Xomed pursuant to an exclusive license and distribution agreement between Xomed and the company. This license and distribution agreement was terminated by the company on February 5, 1999. The company believes the suit is without merit, and filed a Motion to Dismiss and Answer to the Complaint on May 3, 1999. In addition, the company filed two counterclaims against Xomed for damages caused by Xomed's failure to perform under the contract and for a certain milestone payment owed to ArthroCare by Xomed.





Item 2.  Quantitative and Qualitative Disclosures About Market
Risk

        The company has an investment portfolio of fixed income securities that are classified as "available-for-sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. ArthroCare attempts to limit this exposure by investing primarily in short-term securities.

Item 3.  Changes in Securities

None

Item 4.  Defaults upon Senior Securities

None

Item 5.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Other Information

None

Item 7.  Exhibits and Reports on Form 8 - K


a)  Exhibits

3.2  (1) Certificate of Incorporation of the Registrant.


3.3  (7) Amended Restated Bylaws of the Registrant.

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

10.19 (2) Preferred Stock Rights Agreement, dated November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A.

10.19 A (7) Amended Preferred Shares Rights Agreement, dated October 2, 1998, between the Registrant and Norwest Bank Minnesota, N.A.

10.20 (10) + Exclusive Distributor Agreement, between the
          Registrant and Arthrex, Gmbh. amended October 1, 1998.

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

10.26 (8) + Term sheet for License and Distribution Agreement between Xomed Surgical Products and the Registrant dated June 25, 1998.

10.27 (9) ++ License Agrement dated February 9, 1999 between the
          Registrant and Collagen Aesthetics.

10.28 (9) Change of Control Agreement between the Registrant and the CEO.

10.29 (9) The form of "VP Continutiy Agreement" between the Registrant and its Vice presidents.

10.30 (10) Employment Letter Agreement, between the Registrant and John R. Tighe dated January 26, 1999.

10.31 (10) Employment Letter Agreement, between the Registrant and Christine E. Hanni amended May 19, 1999.

10.32 (9)  Employment Letter Agreement, between the Registrant and Bruce Prothro amended May 19, 1999.


27.1    Financial Data Schedule.

(1) Incorporated herein by reference to the Registrant's Registration Statement on form S-1 (registration No. 33-80453).

(2) Incorporated herein by reference to Exhibit 5 previously filed with the Registrant's Registration Statement on Form 8-A
        (Registration No. 000-27422).

(3) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 1997.

(4) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 1997.

(5) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 27, 1997.

(6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998.

(7) Incorporated herein by reference to Exhibit 1 previously filed with the Registration statement on Form 8-A/A (Registration No. 000-27422).

(8) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 1998.

(9) Incorporated herein by reference to the same numberd exhibit Registrant's Annual Report on Form 10-K for the year ended January 2, 1999.

(10) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999.






+       Confidential treatment granted.
++      Confidential treatment requested.

b)  Reports on Form 8-K
None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ARTHROCARE CORPORATION
a Delaware corporation

Date: April 18, 1999

/s/ CHRISTINE E. HANNI
Christine E. Hanni
Vice President of Finance,
Chief Financial Officer and
Assistant Secretary
(Principal Financial Officer
and Accounting Officer)

Date: April 18, 1999

/s/  MICHAEL A. BAKER
Michael A. Baker
President, Chief Executive
Officer and Director
(Principal Executive Officer)

                                    EXHIBIT INDEX

Exhibit
Number                          Exhibit Description

10.20  ++ Exclusive Distributor Agreement, between the
          Registrant and Arthrex, Gmbh. amended October 1, 1998.

10.30 Employment Letter Agreement, between the Registrant and John R. Tighe dated January 26, 1999.

10.31 Employment Letter Agreement, between the Registrant and Christine E. Hanni amended May 19, 1999.

10.32 Employment Letter Agreement, between the Registrant and Bruce Prothro amended May 19, 1999.

24.1      Power of Attorney.
27.1      Financial Data Schedule.