Form 10-K/A
period 1999-01-02
ARTHROCARE CORP
filed 1999-07-30
CIK 1005010

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER 0-27422

                             ARTHROCARE CORPORATION
               (Exact name of registrant as specified in charter)

                  DELAWARE                               94-3180312
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification Number)


          595 NORTH PASTORIA AVENUE                         94086
            SUNNYVALE, CALIFORNIA                        (Zip Code)
  (Address of principal executive offices)


       Registrant's telephone number, including area code: (408) 736-0224

               Securities registered pursuant to 12(b) of the Act:
                                      NONE

               Securities registered pursuant to 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE;
                         PREFERRED SHARE PURCHASE RIGHTS
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act or 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 4, 1999, the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $94,082,932 (based upon the last reported sales price of the Common Stock on such date as reported by the Nasdaq National Market). Shares of Common Stock held by each executive officer, director, holders of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination regarding affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 4, 1999, there were 8,991,256 shares of Common Stock, par value $.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 1999 Annual Stockholders Meeting (the Proxy Statement) filed with the Securities and Exchange Commission on April 26, 1999.

================================================================================

         The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended January 2, 1999, previously filed on April 2, 1999, to delete and replace Exhibit 10.27 in its entirety and to add Exhibit 10.30 to
Part IV, Item 14(a)(3), which Item is amended and restated as follows:

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) List the following documents filed as a part of the report:

         3.       EXHIBITS (in accordance with Item 601 of Regulation S-K).

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 3.2        Certificate of Incorporation of the Registrant. (Incorporated herein by reference to the same-numbered exhibit previously filed with the
            Registrant's Registration Statement on Form S-1 (Registration No.
            33.80453))

 3.3        Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to the same-numbered exhibit previously filed with the
            Registrant's Registration Statement on Form S-1 (Registration No.
            33.80453))

 4.1        Specimen Common Stock Certificate. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's
            Registration Statement on Form S-1 (Registration No.
            33.80453))

10.1 Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's
            Registration Statement on Form S-1 (Registration No. 33.80453))

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
10.2        Incentive Stock Plan and form of Director Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration
            Statement on Form S-1 (Registration No. 33.80453))

10.3 Director Option Plan and form of Director Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration
            Statement on Form S-1 (Registration No. 33.80453))

10.4        Employee Stock Purchase Plan and forms of agreements thereunder.
            (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453))

10.5        Form of Exclusive Distribution Agreement. (Incorporated herein by reference to the same-numbered exhibit previously filed with the
            Registrant's Registration Statement on Form S-1 (Registration No.
            33.80453))

10.6 Form of Exclusive Sales Representative Agreement. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1
            (Registration No. 33.80453))

10.7        Consulting Agreement, dated May 10, 1993, between the Registrant and
            Philip E. Eggers, and amendment thereto. (Incorporated herein by reference to the same-numbered exhibit previously filed with the
            Registrant's Registration Statement on Form S-1 (Registration No.
            33.80453))

10.8        Consulting Agreement, dated May 20, 1993, between the Registrant and
            Eggers & Associates, Inc., and amendment thereto. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1
            (Registration No. 33.80453))

10.9        Lease Agreement, dated September 15, 1994, between Registrant and
            The Arrillaga Foundation and the Perry Foundation for the
            Registrant's facility located at 595 North Pastoria Avenue,
            Sunnyvale, California 94086. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's
            Registration Statement on Form S-1 (Registration No. 33.80453))

10.10       Employment Letter Agreement, dated October 21, 1994, between the
            Registrant and Allan Weinstein and amendment thereto. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1
            (Registration No. 33.80453))

10.11       Purchase Assistance Promissory Note, dated January 19, 1995, between
            Registrant and Allan Weinstein. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's
            Registration Statement on Form S-1 (Registration No. 33.80453))

10.12       Mortgage Assistance Promissory Note Agreement, dated February 5,
            1995, between the Registrant and Allan Weinstein. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1
            (Registration No. 33.80453))

10.13       Restricted Stock Purchase and Security Agreement, dated February 5,
            1995, between the Registrant and Allan Weinstein. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1
            (Registration No. 33.80453))

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
10.14       Employment Letter Agreement, dated July 18, 1995, between the
            Registrant and Robert T. Hagan. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's
            Registration Statement on Form S-1 (Registration No. 33.80453))

10.15       Restricted Stock Purchase and Security Agreement, dated August 1,
            1995, between the Registrant and Robert T. Hagan. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration Statement on Form S-1
            (Registration No. 33.80453))

10.16       Radiation Services Agreement, dated September 13, 1995, between the
            Registrant and SteriGenics International. (Incorporated herein by reference to the same-numbered exhibit previously filed with the
            Registrant's Registration Statement on Form S-1 (Registration No.
            33.80453))

10.17       Amended and Restated Stockholder Rights Agreement, dated October 16,
            1995, between the Registrant and certain holders of the Registrant's securities. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Registration
            Statement on Form S-1 (Registration No. 33.80453))

10.18       Contribution Agreement, dated March 31, 1995, by and among Philip E.
            Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's
            Registration Statement on Form S-1 (Registration No. 33.80453))

10.19 Preferred Stock Rights Agreement, dated November 14, 1996, between the Registrant and Norwest Bank Minnesota, N.A. (Incorporated herein by reference to exhibit 5 previously filed with the Registrant's
            Registration Statement on Form S-8 (Registration No. 000-27422))

10.20 Amended Preferred Shares Rights Agreement, dated October 2, 1998, between the Registrant and Norwest Bank Minnesota, N.A.
            (Incorporated herein by reference to exhibit 5 previously filed with the Registrant's Registration Statement on Form S-8 (Registration
            No. 000-27422))

10.20       Exclusive Distributor Agreement, dated April 15, 1997, between the
            Registrant and Arthrex, GmbH. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's
            Quarterly Report on Form 10-Q for the period ended April 4, 1998.)

10.21       Employment Letter Agreement, dated June 20, 1997, between the
            Registrant and Michael A. Baker. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's
            Quarterly Report on Form 10-Q for the period ended July 4, 1998.)

10.22       Exclusive Distributor Agreement, dated August 21, 9197, between the
            Registrant and Kobayashi Pharmaceutical Company, Ltd. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998.)

10.23       License Agreement dated February 9, 1998, between the Registrant and
            Boston Scientific Corporation. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's
            Annual Report on Form 10-K for the year ended January 2, 1999.)

10.24       Development and Supply Agreement dated February 9, 1998, between the
            Registrant and Boston Scientific Corporation. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the year ended January
            2, 1999.)

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
10.25       Lease Agreement dated March 25, 1998 between the Registrant and
            Aetna Life Insurance Company for the Registrant's facility located at 840 Del Rey Avenue, Sunnyvale, California 94086. (Incorporated
            herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the year ended
            January 2, 1999.)

10.26       Term sheet for License and Distribution Agreement between Xomed
            Surgical Products and the Registrant dated June 25, 1998.
            (Incorporated herein by reference to Exhibit 1 previously filed with the Registrant's Registration statement on Form 8-A/A (Registration
            No. 000-27422).)

10.27*      License Agreement dated January 27, 1999 between the Registrant and
            Collagen Aesthetics.+

10.28       Change of Control Agreement between the Registrant and the CEO.
            (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the year ended January 2, 1999.)

10.29       The Form of "VP Continuity Agreement" between the Registrant and its
            Vice Presidents. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual
            Report on Form 10-K for the year ended January 2, 1999.)

10.30*      Letter Agreement dated February 9, 1999 between the Registrant and
            Collagen Aesthetics.

23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.
            (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the year ended January 2, 1999.)

27.2 Financial Data Schedule. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual
            Report on Form 10-K for the year ended January 2, 1999.)

----------------------

*    Filed herewith.

+ Registrant has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                 ARTHROCARE CORPORATION,
                                 a Delaware Corporation


                                 By:  /s/ Michael A. Baker
                                      ------------------------------------------
                                          Michael A. Baker,
                                          President and Chief Executive Officer

                                 Date:  July 29, 1999

                               INDEX TO EXHIBITS*

10.27 License Agreement dated January 27, 1999 between the Registrant and Collagen Aesthetics.

10.30 Letter Agreement dated February 9, 1999 between the Registrant and Collagen Aesthetics.

-----------

        * Only exhibits actually filed on this Form 10-K/A are listed. Exhibits previously filed on the Form 10-K or incorporated by reference are set forth in the exhibit listing included in Item 14 of this Form 10-K/A.