Form 10-Q
period 1999-07-03
ARTHROCARE CORP
filed 1999-08-16
CIK 1005010

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 3, 1999.

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

The number of shares outstanding of the registrant's common stock as of August 6, 1999 was 9,080,153.

                    ARTHROCARE CORPORATION

                             INDEX



PART 1:  Financial Information

     Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of July 3, 1999 and January 2, 1999

          Condensed Consolidated Statements of Operations for the three and six months ended July 3, 1999 and July 4, 1998

          Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 1999 and July 4, 1998

           Notes to Condensed Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II:  Other Information

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission or Matters to Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES





















Part 1.  Financial Information
Item 1.   Financial Statements

                             ARTHROCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      July 3,      January 2,
                                                       1999           1999
                                                   -------------  -------------
                                                   (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                              $2,831         $2,826
  Available-for-sale securities                           4,316          5,232
  Accounts receivables, net of allowance for bad de       7,380          5,972
  Inventory                                               7,632          7,069
  Prepaid expenses and other current assets                 405          1,038
                                                   -------------  -------------
       Total current assets                              22,564         22,137

Property and equipment, net                               5,723          4,560
Related party receivables                                 1,205            723
Other assets                                                272            340
                                                   -------------  -------------
     Total assets                                       $29,764        $27,760
                                                   =============  =============
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        1,326         $1,797
  Accrued liabilities                                     1,201          1,734
  Accrued compensation                                    1,892          1,056
  Deferred revenue                                          458            517
  Capital lease obligation, current portion                  59             60
                                                   -------------  -------------
          Total current liabilities                       4,936          5,164

Capital lease obligation, less current portion              117            151
Deferred rent                                               135            140
                                                   -------------  -------------
          Total liabilities                               5,188          5,455
                                                   -------------  -------------
Contingencies (Note 6)

Stockholders' equity:
  Common stock                                                9              9
  Additional paid in capital                             50,553         49,901
  Notes receivable from stockholders                          --           (51)
  Deferred compensation                                       --           (68)
  Accumulated other comprehensive income (loss)             (80)           (39)
  Accumulated deficit                                   (25,906)       (27,447)
                                                   -------------  -------------
          Total stockholders' equity                     24,576         22,305
                                                   -------------  -------------
     Total liabilities and stockholders' equity         $29,764        $27,760
                                                   =============  =============

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                             ARTHROCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                               Three Months Ended    Six Months Ended
                                           -------------------   -------------------
                                           July 3,   July 4,     July 3,   July 4,
                                             1999      1998        1999      1998
                                           --------- ---------   --------- ---------
Revenues:
   Product sales                            $10,100    $5,673     $19,177   $10,544
   License fees and royalty revenue           2,125       375       2,750     2,625
                                           --------- ---------   --------- ---------
      Total revenue:                         12,225     6,048      21,927    13,169
Cost of product sales                         4,310     3,145       8,186     5,995
                                           --------- ---------   --------- ---------
Gross profit                                  7,915     2,903      13,741     7,174
                                           --------- ---------   --------- ---------

Operating expenses:                           1,152     1,155       2,176     2,140
   Research and development                   3,810     2,422       7,146     4,538
   Sales and marketing                        1,679       713       3,028     1,924
   General and administrative              --------- ---------   --------- ---------
        Total operating expenses              6,641     4,290      12,350     8,602
                                           --------- ---------   --------- ---------
Net Income (loss)from operations              1,274    (1,387)      1,391    (1,428)
Interest and other income, net                   81       293         215       587
                                           --------- ---------   --------- ---------
Income before taxes                           1,355    (1,094)      1,606      (841)
Income tax provision                             54         --         65         --
                                           --------- ---------   --------- ---------
Net income (loss)
                                             $1,301   ($1,094)     $1,541     ($841)
                                           ========= =========   ========= =========

Basic net income (loss) per common share
                                              $0.14    ($0.12)      $0.17    ($0.09)
Diluted net income (loss) per common share ========= =========   ========= =========
                                              $0.14    ($0.12)      $0.16    ($0.09)
                                           ========= =========   ========= =========
Shares used in computing basic
net income (loss) per common share
                                              9,036     8,914       8,973     8,902
Shares used in computing diluted           ========= =========   ========= =========
net income(loss) per common share             9,609     8,914       9,547     8,902
                                           ========= =========   ========= =========

               The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                           ARTHROCARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                            SIx  months ended
                                                      --------------------------
                                                        July 3,       July 4,
                                                          1999          1999
                                                      ------------  ------------
Cash flows from operating activities:
   Net income (loss)                                       $1,541         ($841)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
        Depreciation and amortization                       1,057           282
        Amortization of deferred compensation                  68            80
        Provision for doubtful accounts receivable
          and product returns                                 131            50
        Provision for excess and obsolete inventory           595           186
        Deferred rent                                          (5)           (7)
        Changes in operating assets and liabilities:
          Accounts receivable                              (1,539)       (1,633)
          Inventory                                        (1,158)       (1,911)
          Prepaid expenses and other current assets           633          (334)
          Accounts payable                                   (471)          774
          Accrued liabilities                                 302           660
          Deferred revenue                                    (59)          875
          Other assets                                         68           (13)
                                                      ------------  ------------
   Net cash provided by operating activities                1,163        (1,832)
                                                      ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment                     (2,220)       (1,035)
   Purchases of available-for-sale securities                 (85)      (22,093)
   Sale or maturities of available-for-sale securities      1,001        26,550
                                                      ------------  ------------
   Net cash provided by (used in) investing activities     (1,304)        3,422
                                                      ------------  ------------

Cash flows from financing activities:
   Issuance of notes receivable to related parties           (575)          (10)
   Repayment of capital leases                                (34)          (15)
   Repayment of notes receivable from related parties         144             9
   Proceeds from exercise of options
      to purchase common stock                                652           537
                                                      ------------  ------------
           Net cash provided by financing activities          187           521
                                                      ------------  ------------

Effect of exchange rate on cash and cash equivalents          (41)           --
                                                      ------------  ------------

Net increase in cash and cash equivalents                       5         2,111
Cash and cash equivalents, beginning of period              2,826         8,188
                                                      ------------  ------------
Cash and cash equivalents, end of period                   $2,831       $10,299
                                                      ============  ============

               The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                          ARTHROCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation:

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation (the "company" or "ArthroCare") for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the financial statements contained in the Form
10-K for the year ended January 2, 1999 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at January 2, 1999 was derived from audited financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

2.  Computation of Net Income (Loss) Per Share:

        Basic net income (loss) per share is computed using the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period.
Common equivalent shares consist of stock options. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

        The following is a reconciliation of the computation for basic and diluted net income (loss) per share (in thousands, except per share data):


                                                        Three Months Ended        Six Months Ended
                                                     ------------------------  ---------------------
                                                       July 3,      July 4,      July 3,    July 4,
                                                        1999         1998         1999       1998
                                                     -----------  -----------  ----------- ---------
Net income (loss)                                        $1,301      ($1,094)      $1,541     ($841)
                                                     ===========  ===========  =========== =========
Shares calculation:
   Weighted average basic shares outstanding              9,036        8,914        8,973     8,902

   Options                                                  573            --         574         --
                                                     -----------  -----------  ----------- ---------
      Total shares used to compute
      diluted net income (loss) per share                 9,609        8,914        9,547     8,902
                                                     ===========  ===========  =========== =========

Net income (loss) per basic share                         $0.14       ($0.12)       $0.17    ($0.09)
                                                     ===========  ===========  =========== =========
Net income (loss) per diluted share                       $0.14       ($0.12)       $0.16    ($0.09)
                                                     ===========  ===========  =========== =========

        Options to purchase 62,631 shares of common stock at prices ranging from $18.25-$24.25 per share were outstanding during the periods ended July 4, 1998, but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive. Options to purchase 93,700 and 331,681 shares of common stock at prices ranging from $17.625-$24.25 per share were outstanding during the three and six-month periods ending July 3, 1999, respectively, but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive.

3. Comprehensive Income (Loss):

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss) such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. The company's unrealized gains and losses on available for sale marketable securities have been insignificant for all periods presented. ArthroCare's total comprehensive income (loss) was as follows (in thousands):

                                      Three Months Ended    Six  Months Ended
                                   --------------------  --------------------
                                    July 3,    July 4,    July 3,    July 4,
                                     1999       1998       1999       1998
                                   ---------  ---------  ---------  ---------
'

Net income (loss)                     $1,301   ($1,094)     $1,541      ($841)

  Other comprehensive income (loss):

    Unrealized gain and losses on
    available for sale marketable
    securities                            --        (7)         --         (7)

    Foreign translation adjustment        (4)       --         (41)        --
                                   ---------  ---------   ---------  ---------
  Comprehensive net income (loss)      1,297    (1,087)      1,500       (834)
                                   =========  =========   =========  =========

4.  Balance sheet detail (in thousands):

                                          July 3,        January 2,
                                            1999            1999
                                        ------------    ------------
                                        (Unaudited)
Inventory:
   Raw materials                             $3,292          $3,127
   Work-in-process                            1,546           1,852
   Finished goods                             2,794           2,090
                                        ------------    ------------
Total                                        $7,632          $7,069
                                        ============    ============


Other accrued liabilities:
   Accrued professional fees                   $188            $150
   Accrued warranty                             302             302
   Other                                        711           1,282
                                        ------------    ------------
Total                                        $1,201          $1,734
                                        ============    ============













ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (Unaudited)

5. Line of Credit:

        In June 1999, the company entered into a $7.0 million revolving line of credit that expires in June 2000. Borrowings under the line of credit bear interest at the bank's prime rate plus one-quarter of one percentage point. Borrowings under this line are secured by certain of the company's assets and are subject to certain covenants related to financial ratios and profits. At July 3, 1999 the company was in compliance with these covenants. No borrowings were outstanding as of July 3, 1999.

6.   Litigation:

On February 13, 1998, the company filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. ("the Defendants") in the United States District Court for the Northern District of California. The lawsuit alleged, among other things, that the Defendants have been and are currently infringing four patents issued to the company in December 1997. Specifically, the Defendants use, market and sell two separate electrosurgical systems under the names of VAPR(R) and VersaPoint(R) which the company believes infringe these patents. The Company settled this patent litigation with the Defendants on June 24, 1999. Under the terms of the settlement, Ethicon, Inc. has licensed the company's United States patents in the arthroscopy and gynecology markets and ArthroCare has dismissed the legal action. Both companies will remain active in the marketplace. Ethicon, Inc. has paid ArthroCare a license fee and will pay ongoing royalties on sales in the United States of certain arthroscopy and gynecology products. The settlement agreement also establishes a procedure for resolution of certain potential future intellectual property disputes in these two markets without litigation.

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

On March 24, 1999, a former employee of the company filed a complaint of action for sexual harassment in violation of the Fair Employment and Housing Act and retaliation in violation of the Fair Employment and Housing Act. The company filed a response to the complaint on June 23, 1999, and had a case management conference July 27 at which the parties stipulated mediation. According to the complaint, the demand exceeds $25,000.


7.  Recent Accounting Pronouncements:

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The company must adopt this standard no later than fiscal year 2001. To date, the company does not engage in hedging activities.

8. Segment Information:

        The company is organized into four business units based on product markets: arthroscopy, ear nose and throat, cosmetic surgery and cardiology. To date, substantially all the company's product sales were related to the Arthroscopy segment. Licensing fees are primarily attributable to the Arthroscopy segment. However, during the three- and six- month periods ended July 3, 1999, approximately $0.1 million and $0.3 million, respectively, of the company's license revenue was attributable to the AngioCare(TM) segment and $0.5 million and $1.0 million, respectively, was attributable to the Visage segment. During the three-and six-month periods ended July 4, 1998, approximately $0.2 million and $2.3 million, respectively, of the company's license revenue was attributable to the AngioCare segment.













PART 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that ArthroCare Corporation (the "company" or "ArthroCare") "believes", "anticipates", "expects" or "plans to", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" set forth in Part I of the company's Annual Report on Form 10-K for the year ended January 2, 1999 and "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS" set forth below.

ArthroCare has developed a broad technology platform for operating on soft tissue. The technology is based on a patented method of tissue removal, called Coblation(TM) technology, that is designed to improve the effectiveness and safety of standard surgical methods. Coblation (TM) technology uses radio frequency ("RF") energy to remove tissue through a significantly cooler process than is possible with traditional electro or laser-surgery. Coblation-assisted surgery has the potential to improve operative precision and efficiency compared with many standard surgical techniques and thereby reduce pain and speed recovery. ArthroCare's Coblation Systems replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose, surgical system that consists of a controller unit and a series of disposable surgical tools that are specialized for particular types of surgery. The disposable surgical tool ablates (removes) soft tissue with minimal damage to surrounding healthy tissue and simultaneously achieves hemostasis (sealing of small bleeding vessels). Although the company's Coblation technology is most commonly used in arthroscopic procedures, ArthroCare has developed Coblation technology for use in cosmetic surgery, ear, nose and throat ("ENT") surgery, and cardiology. The company's long-term strategy includes applying its patented technology to other soft-tissue surgery fields.

During the year ended January 2, 1999, the company formed a business unit, AngioCare(TM), for the purpose of commercializing the company's technology in the cardiac medicine market.
As part of those efforts, in February 1998, the company entered into a license and OEM agreement under which Boston Scientific Corporation ("BSC") will provide input into the development of, obtain regulatory approval for and market products based on the company's Coblation technology for myocardial revascularization procedures. The company believes that there may be additional applications within cardiology for which the company's technology could be utilized.

In April 1998, the company announced that it had entered the cosmetic surgery market, and that it had formed a business unit called Visage(R) to commercialize Coblation technology in this field. In January 1999, the company entered into a license and distribution agreement with Collagen Aesthetics ("Collagen"), which was expanded in February 1999. Under this agreement, Collagen acquired exclusive, worldwide marketing rights for the company's Visage line of products for the dermatology and cosmetic surgery markets. In August 1999, a tender offer was made for Collagen. The company anticipates that there will be no significant changes to the agreement based upon the acquisition.

In May 1998, the company announced that it had entered the otorhinolaryngology (ear, nose and throat) market, and that it had formed a business unit called ENTec(TM) to commercialize Coblation technology in this field. In June 1998, the company entered into a license and OEM agreement with Xomed Surgical Products ("Xomed") to market the Coblation products in the otorhinolaryngology market. This agreement was terminated by the company in February 1999, following which the company has been pursuing direct marketing and distribution of the ENTec product line. Xomed has filed suit against the company alleging brach of contract and seeking monetary damages.


The company received clearance of its 510(k) premarket notification from the United States Food and Drug Administration
("FDA") in March 1995 to market its Arthroscopic Electrosurgery System in the United States for use in arthroscopic surgery of the knee, shoulder, elbow and ankle. The company has since received FDA clearance for use of this system in the wrist and hip. In May 1999, the company received notification of approval by the Japanese Ministry of Health and Welfare to market the company's Coblation-based arthroscopy products in Japan. The company applied the CE mark for marketing the Visage System in Europe for general dermatology, cosmetic surgery, skin resurfacing and wrinkle reduction procedures and has received 510(k) clearance for use in general dermatology procedures in the United States. The company is pursuing additional clearances that will allow the system to be marketed in the United States specifically for skin resurfacing and wrinkle reduction. The company applied the CE mark for marketing the ENTec System in Europe and has received 510(k) clearances for use in general head and neck surgical procedures and functional endoscopic sinus surgery in the United States. In addition, the company may pursue FDA clearance for the use of Coblation technology in other indications.

In December 1995, the company first commercially introduced its Arthroscopic System through a network of distributors in the United States. The company's strategy includes placing controller units that are intended to generate future disposable revenue with arthroscopic surgeons. The company's long-term strategy includes applying its patented platform technology to a range of other soft-tissue surgical procedures including the newly introduced products in the fields of cosmetic surgery and ear, nose and throat surgery. The company has received 510(k) clearance for use of its technology in several other fields. There can be no assurance that any of the company's clinical studies will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all, or that the products, if cleared for marketing, will ever achieve commercial acceptance.





Results of Operations

Revenues:

Product sales for the three months ended July 3, 1999 were $10.1 million, an increase of $4.4 million or 78% from $5.7 million for the prior year period. For the six months ended July 3, 1999 product sales were $19.2 million, representing an 82% increase, from $10.5 million for the same period of the prior year. The increase in product sales was primarily due to an increase in the number of sales of both controllers and disposable units. The higher unit volume of sales resulted primarily from increased activity for newly introduced styles of disposables for arthroscopy, and sales of disposables for new product lines. Another factor contributing to the increase in products sales was the increase in international product sales during 1999.

International product sales for the three months ended July 3, 1999 increased to 16% of total product sales when compared to 9% of product sales for the same period of the prior year. International product sales for the six months ended July 3, 1999 increased to 11% compared to 9% of product sales for the same period in 1998. The increase in international sales are primarily attributable to increasing sales in the Pacific Rim since the company received approval by the Japanese Ministry of Health and Welfare to market arthroscopic products in Japan and increased sales in Europe.

The company believes that, to date, it has penetrated 30% of hospitals and surgical centers that perform arthroscopic procedures in the United States. The company's strategy in arthroscopy has been, and continues to be, to increase future disposables sales by increasing the installed base of controllers through promotional programs. Disposables are consistently sold at or near list price except for sales to international distributors and marketing partners, which are currently, and are expected in the future to be, sold at discounted prices.

Based on the estimated number of procedures performed each year, the company believes that knee procedures represent the largest segment of the arthroscopic market. In order to achieve increasing disposable sales over time, the company believes it must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology, continue working on articular cartilage applications and focus product development efforts specifically on knee applications. During the second half of fiscal year 1998, the company introduced new disposable styles, including the Saber(TM) and Covac(TM), that are designed primarily to be used in arthroscopic knee procedures.
Sales of these disposables specifically designed for use in the knee accounted for approximately 16% of the arthroscopy disposables sold.

License fees and royalty revenue increased to $2.1 million for the three months ended July 3, 1999 from $0.4 million for the three months ended July 4, 1998 and increased to $2.8 million for the six months ended July 3, 1999 from $2.6 million for the six months ended July 4,1998. The increases are primarily due to the timing of licensing payments received as the result of settlement of a patent infringement suit initiated by the company, offset by the timing of licensing fees received from its business partners. In February 1998, the company entered into a license agreement under which BSC was granted an exclusive right to develop and market products based on the company's Coblation technology for myocardial revascularization procedures. BSC pays license fees, a portion of which will be classified as prepaid royalties, to the company upon achievement of designated milestones and royalties on sales of resulting products, if any. Licensing fees are primarily attributable to the Arthroscopy segment, however, during the three- and six-month periods ending July 3, 1999 the company recognized $0.1 million and $0.3 million, respectively, of such payments as license fees and royalty revenue. The company received a license payment from BSC of $3.0 million in February of 1998, of which $0.2 million and $2.3 million was recognized as revenue during the three- and six-month periods ended July 4, 1998, respectively.

In January 1999, the company entered into a license and distribution agreement with Collagen, which was broadened by mutual agreement in February 1999, whereby Collagen acquired exclusive, worldwide, marketing rights for the company's patented Coblation technology in the dermatology, cosmetic and plastic surgery markets. Under the terms of the agreement, Collagen pays license fees based upon the achievement of certain milestones and royalties on sales of product to end-users. During the three-and six-month periods ended July 3, 1999, the company recognized $0.5 million and $1.0 million, respectively, of such payments as license fees and royalty revenue.

There can be no assurance that the company will be able to continue to achieve the milestones required to recognize future license fees, or that products will be developed, cleared for marketing by various regulatory agencies or achieve sufficient commercial acceptance so that the company may continue to receive licensing and royalty revenues from its business partners.

Cost of Product Sales

        Cost of product sales for the three months ended July 3, 1999 was $4.3 million or 43% of product sales, as compared with $3.2 million or 56% of product sales for the three months ended July 4, 1998. For the six months ended July 3, 1999, cost of product sales was $8.2 million or 43% of product sales, as compared with $6.0 million or 57% of product sales for the comparable period of the prior year. The absolute dollar increase in cost of product sales for the three-and six-month periods ended July 3, 1999 compared to the same period of the prior year is attributable to increasing unit sales of both controllers and disposables. The decrease in absolute dollars in cost of product sales and as a percentage of sales for the six months ended July 3, 1999 as compared to the prior year period ended July 4, 1998 is attributable to increased manufacturing efficiency and increased production volume along with additional controller placement programs whereby the company maintains ownership of the controller.

There can be no assurance that cost of product sales as a percentage of product sales will remain at current levels or show improvement in the future due to the distribution channels utilized, product mix, and fluctuation in manufacturing production levels due to new product introductions.

Operating Expenses

Research and development expense was $1.2 million, for the three
months ended July 3, 1999 and July 4, 1998.   For the six months ended
July 3, 1999, and July 4, 1998, research and development expense was
$2.2 million and $2.1 million, respectively.   In general, overall
spending in research and development increased slightly as the company continues to develop new products in its currently commercialized market as well as development effort for potential additional products. Increases in research and development expense have been partially offset by funding received from business partners for continued product development. The company believes that investment in its platform technology is essential for the company to maintain its competitive position. The company expects to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipates expenses to continue to decrease as an overall percentage of product sales.

Sales and marketing expense increased to $3.8 million or 38% of product sales during the three months ended July 3, 1999, as compared to $2.4 million or 43% of product sales during the same period of the previous fiscal year. For the six months ended July 3, 1999, and July 4, 1999 sales and marketing expense increased to $7.1 million or 37% of product sales from $4.5 million or 43% of product sales, respectively. The increase in spending in absolute dollars for the three-and six-month periods was primarily due to higher dealer commissions resulting from increased sales, increased staffing and increased trade-show related expense. Additional sales and marketing expenses were incurred during the current-year periods as the company expanded operations in Europe.

The company anticipates that sales and marketing spending will continue to increase due to higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market the company's current products and commercialize future products.

General and administrative expense increased to $1.7 million or 17% of product sales during the three months ended July 3, 1999, as compared to $0.7 million or 13% of product sales during the same period of the previous fiscal year. For the six months ended July 3, 1999, and July 4, 1999 general and administrative expense increased to $3.0 million or 16% of product sales from $1.9 million or 18% of product sales, respectively. Overall, the most significant increase was attributable to legal expenses related to the patent infringement claims brought by the company against certain competitors. The company expects that general and administrative expenses will decrease as a result of the recent settlement of this litigation, offset partially by an increase in additional business development activities.

Interest and Other Income, net

Interest and other income, net decreased to $0.1 million during the three months ended July 3, 1999 from $0.3 million for the three months ended July 4, 1998. For the six months ended July 3, 1999, and July 4, 1999 interest and other income, net decreased to $0.2 million from $0.6 million, respectively. The decreases were primarily due to a decrease in interest income from investments due to the declining balance of cash and investments.

Income Tax Provision

        The provision for income taxes was $54,000 and $65,000 for the three-and six- month periods ended July 3, 1999, respectively. The company's tax rate is below the statutory rate due to the utilization of net operating loss carryforwards incurred in prior years. The company has federal net operating loss carryforwards which expire in the years 2004 through 2018, and state net operating loss carryforwards which expire in the years 2000 through 2003. The company is subject to certain alternative minimum tax requirements for which an estimate is made based on the anticipated effective tax rate at the end of the fiscal year.


Net Income (Loss)

Net income was $1.3 million for the three months ended July 3, 1999 compared to a loss of $1.1 million for the period ended July 4, 1998. For the six months ended July 3, 1999, net income increased to $1.5 million from a net loss of $0.8 million for the same period of the prior year. Net income for the current periods reflect an increase in product sales, license fees and gross margin primarily offset by increased spending in sales and marketing and legal expenses. Although the company has experienced substantial revenue growth since its inception, and has been profitable on a quarterly basis since the quarter ended April 3, 1999, due to its short operating history, no assurance can be given that revenue growth or profitability will be sustained.


Liquidity and Capital Resources

On July 3, 1999, the company had $22.6 million in working capital. Principal sources of liquidity consisted of $7.1 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In addition, the company had $7.0 million available under a line of credit. Available borrowings under this line of credit are contingent upon and secured by certain of the company's asset balances. Borrowings under the line of credit bear interest at the Bank's prime rate plus one-quarter of one percentage point. Borrowings under this line are secured by certain of the company's assets and are subject to certain covenants related to financial ratios and profits. At July 3, 1999 the company was in compliance with these covenants. No borrowings were outstanding as of July 3, 1999.

Net cash provided by operating activities for the six months ended
July 3, 1999 was $1.2 million. Cash used in operating activities for the six months ended July 4, 1998 was $1.8 million. The increase in cash provided by operating activities year-over-year was primarily due to the net income of $1.5 million for 1999 compared to a net loss in 1998 of $0.8 million and a increase in the depreciation amounts year-over-year.

Net accounts receivable increased to $7.4 million as of July 3, 1999 from $6.0 million as of January 2, 1999. The increase in accounts receivable is mainly attributable to the corresponding increase in product sales offset in part by a decrease in the overall number of days sales outstanding.

Inventories increased slightly to $7.6 million as of July 3, 1999 from $7.1 million at January 2, 1999, due to higher product sales activity along with the anticipated ramp-up of new product markets. The company expects future inventory levels to grow as sales volume increases.

Net property and equipment increased to $5.7 million as of July 3, 1999 from $4.6 million on January 2, 1999. The increase is primarily attributable to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

The company plans to finance its capital needs principally from cash from product sales, license fees and royalty income, and existing cash and cash equivalents and related interest. The company believes this will be sufficient to fund its operations through fiscal year 1999. The company has obtained a $7.0 million line of credit that could provide additional working capital. As of July 3, 1999, the company had committed to capital expenditures of approximately $0.3 million. The company's future liquidity and capital requirements will depend on numerous factors, including the company's success in commercializing its products, development and commercialization of products in fields other than arthroscopy, the ability of the company's suppliers to continue to meet the demands of the company at current prices, obtaining and enforcing patents important to the company's business, the status of regulatory approvals and competition.

Year 2000

The company relies on computers and computer software to run its business, as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the Year 2000. The company has assigned a Task Force to handle the significant uncertainty that exists concerning the potential effects associated with Year-2000 compliance. The Task Force has formulated and begun to implement a plan to address Year-2000 compliance, including the formulation of contingency plans. To date, the company has not found a material impact that may result from the failure of its computers and computer software, or that of its vendors, suppliers, and customers, to recognize dates. The company has completed an upgrade of its information technology system, including its financial system, order processing, manufacturing and inventory system, which included Year-2000 compliance. To date the company has spent approximately $900,000 upgrading its computer system and related technology. The company has not yet undertaken the steps to quantify the effects of noncompliance of its customers, suppliers and/or its service providers. The company's goal is to complete all phases of its review and be Year-2000 compliant by December 1999.

Any Year-2000 compliance problems with either the company, its suppliers, its service providers or its customers could result in a material adverse effect on the company's financial condition and operating results. There can be no assurance that further assessment of the company's suppliers, data processing systems or contingency plans will address all issues of Year-2000 compliance.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS
No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The company must adopt this standard no later than fiscal year 2001. To date, the company does not engage in hedging activities.


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

ArthroCare became a public company in February 1996. Included here are risk factors as updated from the company's Annual Report on Form 10-K, filed April 2, 1999 for the year ended January 2, 1999. The following factors represent current challenges to the company that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse effect on the company's results of operations, business, or financial position.


Early Stage of Commercialization of Non-Arthroscopic Products;
Uncertainties Associated with Non-Arthroscopic Products.

During the year ended January 2, 1999, the company formed a
business unit, AngioCare(R), for the purpose of commercializing the company's technology in the cardiac and interventional cardiology markets. In April 1998, the company announced the creation of its new business unit, Visage, created for the purpose of commercializing the company's Coblation technology for use in dermatology and cosmetic
surgery procedures.   In May 1998, the company announced the creation of
its new business unit, ENTec, created for the purpose of commercializing the company's Coblation technology for use in head and neck surgical procedures. During 1998, the company entered into a license and OEM agreement under which Boston Scientific Corporation ("BSC") will provide input into the development of, obtain regulatory approval for and market products based on the company's Coblation technology for myocardial revascularization procedures. In addition, the company may pursue additional clearances for certain other indications. The company applied the CE mark for marketing of the Visage product line in Europe for general dermatology, cosmetic surgery, skin resurfacing and wrinkle reduction procedures and has received 510(k) clearances for use of Visage products in general dermatology procedures in the United States. The company is pursuing additional clearances that will allow the Visage product line to be marketed in the United States specifically for skin resurfacing and wrinkle reduction. During 1999, the company entered into a license and distribution agreement with Collagen Aesthetics ("Collagen"). Under this agreement, Collagen acquired exclusive, worldwide, marketing rights for the company's Visage line of products for the dermatology and cosmetic surgery markets. The company has applied the CE mark certification for marketing the ENTec line of Coblation-based products in Europe and has received 510(k) clearances for use of this system in general head and neck surgical procedures, as well as endoscopic sinus surgery, in the United States. Both the ENTec and Visage product lines have only recently been commercially introduced and, to date, the company has sold only a limited number of units, which have been utilized by a limited number of doctors. No assurance can be given that the company or its partners will be able to market the Visage, ENTec or AngioCare product lines successfully.

A significant investment in additional preclinical and clinical testing, regulatory and sales and marketing activities may be necessary in order for the company to commercialize the Visage, ENTec and AngioCare product lines. There can be no assurance that the Visage, ENTec or AngioCare product lines will generate sufficient or sustainable revenues to enable the company to profitable. Furthermore, although the company believes that these products offer certain advantages, there can be no assurance that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to current or future collaborative partners or patients.

Development and commercialization of the Visage, ENTec and AngioCare product lines are subject to the risks of failure inherent in the development of new medical devices. These risks include the possibility that the company will experience delays in testing or marketing, that such testing or marketing will result in unplanned expenditures or in expenditures above those anticipated by the company, that the Visage, ENTec and AngioCare product lines will not be proven safe or effective, that such products will not be easy to use or cost-effective, that third parties will develop and market superior or equivalent products, that such products will fail to receive necessary regulatory approvals, that such products will be difficult or uneconomical to manufacture on a commercial scale, that proprietary rights of third parties will preclude the company or its collaborative partners from marketing such products and that such products will not achieve market acceptance. As a result of these risks, there can be no assurance that research and development efforts conducted by the company or its collaborative partners will result in any commercially viable products. If required regulatory approvals are not obtained for the Visage, ENTec and AngioCare product lines or any approved products are not commercially successful, there may be a material adverse effect on the company's business, financial condition and results of operations.

Dependence Upon Arthroscopic System

The company commercially introduced the Arthroscopic System in December 1995. Since the Arthroscopic System accounts for substantially all of the company's product sales, the company is highly dependent on it. No assurance can be given that the company will be able to manufacture the Visage, ENTec and AngioCare product lines in commercial quantities at acceptable costs, or that it will be able to market such products successfully. Additionally, the company's potential products for non-arthroscopic indications are in various stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that regulatory approval, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the potential products will ever achieve commercial acceptance.

Currently, a large portion of the company's sales are from its Arthroscopic System in the United States. The company has established distribution capability in Europe, Australia, New Zealand, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. Before the Arthroscopic System can be sold in some of these regions, the company will have to obtain additional international regulatory approvals. If such regulatory approval is obtained, there can be no assurance that the company will be able to establish a successful distribution capability in these or in other geographic regions, or for other than the arthroscopic product line.


Dependence Upon Collaborative Arrangements

In order to successfully develop and commercialize certain products, the company may enter into collaborative or licensing arrangements with other medical device companies and other entities to fund and complete its research and development activities, pre-clinical and clinical testing and manufacturing, to seek and obtain regulatory approval and to achieve successful commercialization of future products. The company has entered into collaborative arrangements with BSC and Collagen. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of these arrangements.

Participation in collaborative and licensing arrangements with third parties subjects the company to a number of risks. Agreements with collaborative partners typically allow such partners significant discretion in electing whether to pursue any of the planned activities.
The company cannot control the amount and timing of resources its collaborative partners may devote to the products and there can be no assurance that such partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner's business strategy may adversely affect such partner's ability to meet its obligations under the arrangements. For example, a third party has recently made a tender offer for Collagen stock. Although, the company does not believe that the new partner will have an adverse, if any collaborative partner were to terminate or breach its agreement with the company, or otherwise fail to complete its obligations in a timely manner, such conduct could have a material adverse effect on the company's business, financial condition and results of operations. To the extent that the company is not able to establish further collaborative arrangements or that any or all of the company's existing collaborative arrangements are terminated, the company would be required to seek new collaborative arrangements or to undertake commercialization at its own expense, which could significantly increase the company's capital requirements, place additional strain on its human resource requirements and limit the number of products which the company would be able to develop and commercialize. In addition, there can be no assurance that existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the company's competitors.

There can also be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology or products developed with any collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between established collaborative partners and the company could lead to delays or termination in the research, development or commercialization of certain products or result in litigation or arbitration, which would be time consuming and expensive. Failure by any collaborative partner to successfully commercialize any product candidate to which it has obtained rights from the company, or the decision by a collaborative partner to pursue alternative technologies or commercialize or develop alternative products, either on their own or in collaboration with others, could have a material adverse effect on the company's business, financial condition and results of operations.


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

Limited Domestic and International Marketing and Sales Experience

The company has shipped over 5,000 controller units and more than 450,000 disposables through the quarter ended July 3, 1999. The company is marketing and selling its Arthroscopic and ENTec product lines in the United States and internationally through a network of independent distributors and its subsidiary, ArthroCare Europe AB. These distributors sell orthopedic arthroscopy and ENTec devices for a number of other manufacturers. In addition, there can be no assurance that these distributors will commit the necessary resources to effectively market and sell the company's Arthroscopic or ENTec product lines, or that they will be successful in closing sales with doctors and hospitals. Collagen is the exclusive and worldwide distributor for the Visage product line. The inability to sell sufficient quantities of the cosmetic surgery products could have a material adverse effect on the company's business, financial condition and results of operations.

The company has established distribution capability in Europe, Australia, New Zealand, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. Before the Arthroscopic System can be sold in some of these regions, the company will have to obtain additional international regulatory approvals. If such regulatory approval is obtained, there can be no assurance that the company will be able to establish a successful distribution capability in these or in other geographic regions. In January 1999, the company entered into a license agreement with Collagen, whereby Collagen has the exclusive worldwide
distribution rights for Visage.   For a description of additional risks
and uncertainties relating to Collagen's exclusive worldwide distribution rights for Visage, see "Additional Factors That Might Affect Future Results - Dependence on Collaborative Arrangements" on page 20 of this Quarterly Report on Form 10-Q.

No assurance can be given that the company will successfully market its products directly, or through its distributors or its business partners, that the company will secure marketing partners for other international markets, and successfully sell its products in international markets or that any of its international distributors and marketing partners will commit the necessary resources to obtain additional necessary international regulatory approvals on behalf of the company and successfully sell its products in international markets.

Limited Manufacturing Experience

The company's manufacturing operations consist of an in-house assembly operation for the manufacture of disposables, and a separate in-house operation for the manufacture of controllers. The company's products are manufactured from several components, some of which are supplied to the company by third parties. Manufacturing of the controllers, of which an earlier version was manufactured by a third party, was brought in-house in late 1997 for purposes of maintaining process control, managing availability, and leveraging fixed costs.

In early 1998, the company started manufacturing its System 5000 controllers for its Visage product line and only a small number of this model of controllers have been manufactured and sold. In the same time period, the company began to manufacture limited numbers of disposables for the ENTec and Visage product lines. As a result, the company has limited experience manufacturing ENTec and Visage product lines in volumes necessary for the company to achieve additional commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be achieved at a commercially reasonable cost. In addition, there can be no assurance that the company or its suppliers will not encounter any manufacturing difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

The company and its component suppliers are required to operate in conformance with FDA Quality System Regulation ("QSR") requirements in order to produce products for sale in the United States, and ISO 9001 standards in order to produce products for sale in Europe. In addition, the company must conform to the Medical Device Directive ("MDD") for sale in Europe. There can be no assurance that the company or its component suppliers will remain in compliance with the QSR, ISO 9001 or MDD standards. Any failure by the company or its component suppliers to remain in compliance with the QSR, ISO 9001 or MDD standards could have a material adverse effect on the company's business, financial condition and results of operations.

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

History of Losses; Fluctuations in Operating Results

The company has experienced significant operating losses since inception and, as of July 3, 1999, had an accumulated deficit of $25.9 million. Results of operations may fluctuate significantly from quarter to quarter due to the timing of expenditures, receipt of license fees and/or milestone payments, absence of a backlog of orders, timing of the receipt of orders, and promotional programs for the company's products. The company's revenues and profitability will be critically dependent on whether or not it can successfully continue to market its Coblation-based technology product lines. There can be no assurance that significant profitability will ever be achieved.

Patents and Proprietary Rights

The company's ability to compete effectively depends in part on developing and maintaining the proprietary aspects of its platform Coblation technology. The company owns 19 issued United States
("U.S.") patents, more than 60 pending U.S. patent applications, 10 issued international patents and over 40 international patent applications corresponding to 20 of the U.S. filings. The initial U.S. patent is currently set to expire in 2008, three issued U.S. patents are currently expected to expire between 2008 and 2012 and the other 15 U.S. patents are expected to expire between 2014 and 2016. The company believes that the issued patents cover both the core technology used in the company's Soft-tissue Surgery Systems, including both multi-electrode and single-electrode configurations of its disposable tools, as well as the use of Coblation technology in specific surgical procedures.

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

There can be no assurance that the patents that have been issued to the company or any patents that may be issued as a result of the company's United States or international patent applications will provide any competitive advantages for the company's products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the company's ability to make, use and sell its products in in the United States or international markets.

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

In addition to patents, the company relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality and proprietary information agreements. The company requires its key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the company. These agreements generally provide that all confidential information developed or made known to the individual by the company during the course of the individual's relationship with the company is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to the company shall be the exclusive property of the company. There can be no assurance that such agreements will not be breached, that the company would have adequate remedies for any breach or that the company's trade secrets will not otherwise become known to or be independently developed by competitors.

Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the company will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. On February 13, 1998, the company filed a lawsuit (the "Lawsuit") against Ethicon, Inc. Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of the company's patents. This lawsuit has been settled. See Part II, Item I of this Quarterly Report on Form 10-Q. The defense and prosecution of the Lawsuit and intellectual property suits, generally, USPTO interference proceedings and related legal and administrative proceedings are all costly and time-consuming. The company believes that the Lawsuit was necessary and if others violate the proprietary rights of the company, further litigation may be necessary to enforce patents issued to the company, to protect trade secrets or know-how owned by the company or to determine the enforceability, scope and validity of the proprietary rights of others. Any such further litigation or interference proceedings may result in substantial expense to the company and significant diversion of effort by the company's technical and management personnel. An adverse determination, other litigation or interference proceedings to which the company may become a party could subject the company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the company to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the company from manufacturing and selling its products, which would have a material adverse effect on the company's business, financial condition and results of operations.

Competition

The arthroscopic medical device industry is intensely competitive.
The company's Coblation technology is beginning to replace older tissue removal technology, such as laser systems, conventional electrosurgical systems, manual instruments and power shavers in certain arthroscopic procedures. Consequently, the company competes indirectly with the providers of such tissue removal systems because the company must convert customers to its Coblation technology. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than the company. Smith & Nephew Endoscopy (which owns Acufex Microsurgical, Inc. and Dyonics, Inc.), Conmed Corporation (including its Linvatec unit) and Stryker Corporation each have large shares of the market for manual instruments, power shavers and arthroscopes. These companies offer broad product lines which they may offer as a single package; have substantially greater resources and name recognition than the company; and frequently offer significant discounts as a competitive tactic. There can be no assurance that the company can effectively convince surgeons and physicians to adopt the company's Coblation technology. In addition, there can be no assurance that these or other companies will not succeed in developing technologies and products that are more effective than the company's or that would render the company's technology or products obsolete or uncompetitive.

Johnson & Johnson (including Mitek, a division of its Ethicon unit) is marketing a bipolar electrosurgical tool developed by Gyrus Medical
Ltd., a company based in the United Kingdom. The bipolar electrosurgical tool marketed by Mitek & Linvatec competes directly with the company's tissue ablation and shrinkage technology in arthroscopy. In addition, the Linvatec unit of Conmed is marketing a monopolar electrosurgical tool for tissue ablation in arthroscopy. In order to successfully compete against Mitek, the company anticipates that it may have to continue to offer substantial discounts on its controller in order to increase demand for the disposables, and that such competition could have a material adverse effect on the company's business, financial condition and results of operation. Furthermore, certain of the company's competitors including Ethicon, utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in to their broad product lines. Many of the hospitals in the United States have purchasing contracts with such competitors of the company.
Accordingly, customers may be dissuaded from purchasing the company's products rather than the products of such competitors to the extent the purchase would cause them to lose discounts on products that they regularly purchase from such competitors.


Oratec Interventions Inc., a company based in Menlo Park, California, manufactures and sells a monopolar tissue shrinkage system that competes directly with the company's tissue shrinkage products. The tissue shrinkage market represents a small portion of the overall potential market for the company's products in arthroscopy.

The ear, nose and throat ("ENT") medical device industry is rapidly becoming more competitive. The company recently cancelled its exclusive license and distribution agreement with Xomed Surgical Products, which is currently the largest company focused solely on the ENT market. (see "Additional Factors That Might Affect Future Results - Dependence on Collaborative Arrangements" on page 20 of this Quarterly Report on Form 10-Q). However, other large companies, such as Smith & Nephew, Stryker Corporation and Conmed Corporation, each have shares of the market for manual instruments, such as microdebriders for endoscopic sinus surgery. In ENT, the company faces competition from large laser companies, such as ESC Medical Systems ("ESC") of Tel Aviv, Israel, which develops and markets lasers for certain ENT applications, such as laser-assisted uvuloplasty ("LAUP"). The company expects that competition from these and other well-established competitors will increase as will competition from start-up and small cap medical device companies, such as Somnus Medical Technologies, a company based in Sunnyvale, California, Elmed Inc. of Addison, Illinois and Ellman International, Inc. of Hewlett, New York. Somnus Medical Technologies manufactures and sells medical devices that utilize RF technology for the treatment of upper airway disorders, such as snoring, enlarged turbinates, and obstructive sleep apnea. Elmed Inc. and Ellman International, Inc. both manufacture and sell a variety of medical devices that use conventional RF technology for tissue dissection, cutting and/or coagulation in turbinate surgery, the treatment of snoring and other ENT procedures.

The company has entered into an exclusive license and distribution agreement with Collagen, which is currently one of the largest company's focused on the cosmetic surgery market. The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels, and companies that manufacture and sell carbon dioxide and Er:YAG lasers. In skin resurfacing, the company will directly compete with much larger companies that manufacture lasers for medical use, such as Coherent Medical Group of Santa Clara, California and ESC Medical Systems of Tel Aviv, Israel. ESC recently merged with Laser Industries, Ltd., already one of the largest medical laser manufacturers in the world. The combined entity develops and markets lasers for a broad range of cosmetic applications including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin resurfacing and others. In addition, other large companies manufacture and sell medical devices that use RF energy for certain applications in dermatology and cosmetic surgery. One such company is Conmed Corporation, which currently sells medical devices for electrodessication, fulguration and coagulation in office-based dermatology procedures.

The company has received 510(k) premarket notifications for clearance to market tissue ablation products to treat other surgical fields that the company may enter. These fields are intensely competitive and no assurance can be given that these potential products, if approved, would be successfully marketed.

Uncertainty of Approvals; Extensive Governmental Regulation

United States

The company's products are regulated in the United States by the Food and Drug Administration ("FDA") as medical devices under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Failure to comply with the regulatory requirements could have a material adverse effect on the company's business, financial condition and results of operations.

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

Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a Pre-Market Application ("PMA"). If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of FDA. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence.

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

The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's Good Manufacturing Practice ("GMP") or QS Regulations ("QSR") requirements prior to approval of an application.
If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

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

The company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS") and to list its products with the FDA. As such, the company is subject to inspections by both the FDA and the CDHS for compliance with the FDA's QSR requirements and other applicable regulations. These regulations require that the company maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the company and the third party manufacturers of its products are required to comply with various FDA requirements for design, safety, advertising and labeling. There can be no assurance that the company or its component suppliers will not encounter any manufacturing difficulties, or that the company and any of its subcontractors or component suppliers will not experience similar difficulties, including problems involving regulatory compliance, product recalls, production yields, quality control and assurance, supplies of components or shortages of qualified personnel.

Regulations regarding the manufacture and sale of the company's products are subject to change. The company cannot predict the effect, if any, that such changes might have on its business, financial condition or results of operations.

International

International sales of the company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The company has obtained regulatory clearance to market the Arthroscopic System in Australia, Europe, Canada, Japan and Mexico; to market Visage in Europe, Australia and Canada and to market ENTec in Europe, but has not obtained any other international regulatory approvals permitting sales of its products outside of the United States. The company is seeking, and intends to seek, regulatory approvals in certain other international markets. There can be no assurance, however, that such approvals will be obtained on a timely basis or at all.

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


Uncertainty Relating to Third-Party Reimbursement

In the United States, health care providers, such as day-surgery facilities, hospitals and physicians, that purchase medical devices, such as the company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic and ENT procedures performed using devices that have received FDA approval has generally been available in the United States. Generally, cosmetic procedures are not reimbursed. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures.

The company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. The company anticipates that in a prospective payment system, such as the diagnosis related group ("DRG") system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the company's products. The company anticipates that hospital administrators and physicians will justify the use of the company's products by the apparent cost savings and clinical benefits that the company believes will be derived from the use of its products. However, there can be no assurance that this will be the case. Furthermore, the company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the company's products are used. Failure by physicians, hospitals and other users of the company's products to obtain sufficient reimbursement from health care payors for procedures in which the company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the company's business, financial condition and results of operations.

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


Uncertainty of New Product Development

The company has undertaken preliminary animal studies and development for the use of its Coblation technology in several fields. The company has received 510(k) clearance for use of its technology in certain of these fields. The company has received approval of an Investigational Device Exemption ("IDE") to conduct a clinical study on a specific indication. Following the completion of this study, the company may submit a 510(k) application to the FDA.

Each of the company's potential products that may result from these investigations is in the early stages of development, and the company may be required to undertake time-consuming and costly development activities and seek regulatory approval of these devices. There can be no assurance that product development will ever be successfully completed, that PMA or 510(k) applications, if applied for, will be granted by the FDA on a timely basis, if at all, or that the products will ever achieve commercial acceptance. Failure by the company to develop, obtain necessary regulatory approval for or to successfully market new products could have a material adverse effect on the company's business, financial condition and results of operations.

Product Liability Risk; Limited Insurance Coverage

The development, manufacture and sale of medical products entail significant risk of product liability claims. The company's current product liability insurance coverage limits are $7.0 million per occurrence and $7.0 million in the aggregate. There can be no assurance that such coverage limits are adequate to protect the company from any liabilities it might incur in connection with the development, manufacture and sale of its products. In addition, the company may require increased product liability coverage if any potential products are successfully commercialized. Product liability insurance is expensive and in the future may not be available to the company on acceptable terms, if at all. The company has been selling its Arthroscopic System since December 1995 and recently commenced sales of the Visage and ENTec, product lines and has not experienced any product liability claims to date. However, a successful product liability claim or series of claims brought against the company in excess of its insurance coverage could have a material adverse effect on the company's business, financial condition and results of operations.

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

Year 2000

The company relies on computers and computer software to run its business as do its vendors, suppliers and customers. These computers and computer software may not be able to properly recognize the dates commencing in the Year 2000. The company has assigned a Task Force to handle the significant uncertainty that exists concerning the potential effects associated with Year-2000 compliance. The Task Force has formulated and begun to implement a plan to address Year-2000 compliance including the formulation of contingency plans. To date, the company has not found a material impact that may result from the failure of its computers and computer software or that of its vendors, suppliers, and customers, to recognize dates. The company has completed an upgrade of its information technology system including its financial system, order processing, manufacturing and inventory system which included Year-2000 compliance. To date the company has spent approximately $900,000 upgrading its computer technology. The company has not yet undertaken the steps to quantify the effects of noncompliance of its customers, suppliers and/or its service providers. The company's goal is to complete all phases of its review and be Year-2000 compliant by December 1999.

Any Year-2000 compliance problem with either the company, its suppliers, its service providers or its customers could result in a material adverse effect on the company's financial condition and operating results. There can be no assurance that further assessment of the company's suppliers, data processing systems or contingency plans will address all issues of Year-2000 compliance.


Significant Influence by Directors, Executive Officers and Affiliated
Entities

As of July 3, 1999, the company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 15% of the company's outstanding common stock. These stockholders, if acting together, may have significant influence over matters requiring approval by the stockholders of the company, including the election of directors and the approval of mergers or other business combination transactions.

Potential Volatility of Stock Price

The stock markets have experienced price and volume fluctuations that have particularly affected small-cap medical device companies resulting in changes in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the company's common stock. In addition, the market price of the company's common stock may be highly volatile. Factors, such as variations in the company's financial results, comments by security analysts, announcements of technological innovations or new products by the company or its competitors, changing government regulations and developments with respect to FDA submissions, patents, proprietary rights or litigation may have a significant adverse effect on the market price of the common stock.

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

The Stockholder Rights Plan and certain provisions of the company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of the company. This could limit the price that certain investors might be willing to pay in the future for shares of the company's common stock. Certain provisions of the company's Certificate of Incorporation and Bylaws allow the company to issue preferred stock without any vote or further action by the stockholders, eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law applicable to the company could also delay or make more difficult a merger, tender offer or proxy contest involving the company, including
Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Stockholder Rights Plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the company's common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the company's common stock.

Lack of Dividends

The company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        The company has an investment portfolio of fixed income securities that are classified as "available-for-sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. ArthroCare attempts to limit this exposure by investing primarily in short-term securities.


 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On February 13, 1998, the company filed a lawsuit against Ethicon, Inc.; Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare,
Inc. ("the Defendants") in the United States District Court for the
Northern District of California. The Company settled this patent litigation with Ethicon on June 24, 1999. Under the terms of the settlement, Ethicon has licensed the Company's United States patents in the arthroscopy and gynecology markets and ArthroCare has dismissed the legal action. Both companies will remain active in the marketplace. Ethicon has paid
ArthroCare a license fee and will pay ArthroCare ongoing royalties on sales in the United States of certain arthroscopy and gynecology products. The settlement agreement also establishes a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation.

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

On March 24, 1999, a former employee of the company filed a complaint of action for sexual harassment in violation of the Fair Employment and Housing Act and retaliation in violation of the Fair Employment and Housing Act. The company filed a response to the complaint on June 23, 1999, and had a case management conference July 27 at which the parties stipulated mediation. According to the complaint, the demand exceeds $25,000.


Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

None




Item 4.  Submission of Matters to a Vote of Security Holders

With respect to stockholder proposals not included in the company's proxy statement for the 1999 Annual Meeting of Stockholders, the persons named in management's proxy for the 1999 Annual Meeting of Stockholders will be entitled to exercise the discretionary voting power conferred by such proxy under the circumstances` specified in Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, including with respect to proposals received by the Company within forty-five (45) days of the date of mailing of the proxy statement for the 1999 Annual Meeting of Stockholders.

The annual meeting of stockholders was held May 21, 1999.
Matters voted on at that meeting were (I) the election of six directors,
(ii) the ratification of the appointment of PricewaterhouseCoopers L.L.P. as the company's independent auditors for the fiscal year ending January 1, 2000. Tabulation for each proposal and individual directors were as follows:


PROPOSAL I.  ELECTION OF DIRECTORS

                                                                VOTES
           NOMINEE                VOTES                        WITHHELD
----------------------------   ----------                     ---------
Michael A. Baker                5,513,010                       427,049
Hira V. Thapliyal               5,513,310                       426,749
Philip E. Eggers                5,513,310                       426,749
Annette J. Campbell-White       5,513,310                       426,749
C.  Raymond Larkin Jr.          5,512,510                       427,549
John S. Lewis                   5,513,310                       426,749
Robert R. Momsen                5,513,310                       426,749


PROPOSAL II.  RATIFICATION OF APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP


                                                              VOTES
                                                            ---------
        FOR                                                 6,115,130
        AGAINST                                                 4,100
        BROKER NON-VOTE                                            60

Item 5.  Other Information
none

a)  Exhibits

3.2      Restated Certificate of Incorporation of the Registrant.
         (Incorporated herein by reference to the Exhibit filed previously with the Registrant's Registration Statement on Form 8-A (Registration No.000-27422))

3.3 Amended Restated Bylaws of the Registrant. ( Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998).

4.1 Specimen Common Stock Certificate. (Incorporated herein by reference to the Exhibit filed previously with the Registrant's Registration Statement on Form 8-A (Registration No. 000-27422))

10.1 Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453))

10.2 Incentive Stock Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No.33.80453 ))

10.3 Director Option Plan and form of Director Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the
         Registrant's Registration Statement on Form S-1 (Registration No. 33.80453))

10.4 Employee Stock Purchase Plan and forms of agreements thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No.33.80453))

10.5     Form of Exclusive Distribution Agreement. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453))

10.6 Form of Exclusive Sales Representative Agreement. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453))

10.7 Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453))

10.8 Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto. (Incorporated herein reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453))

10.9 Lease Agreement, dated September 15, 1994, between Registrant and The Arrillaga Foundation and the Perry Foundation for the Registrant's facility located at 595 North Pastoria Avenue, Sunnyvale, California 94086. (Incorporated herein by reference to exhibit 10.10 filed previously with the Registrant's Registration Statement on Form S-1(Registration No. 33.80453))

10.14 Employment Letter Agreement, dated July 18, 1995, between the Registrant and Robert T. Hagan. (Incorporated herein by reference to Exhibit 10.16 filed previously with the Registrant's
          Registration Statement on Form S-1(Registration No. 33.80453))

10.15 Restricted Stock Purchase and Security Agreement, dated August 1, 1995, between the Registrant and Robert T. Hagan. (Incorporated herein as exhibit numbered 10.17 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453))

10.16 + Radiation Services Agreement, dated September 13, 1995, between the Registrant and SteriGenics International. (Incorporated herein by reference to Exhibit 10.19 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453))

10.17 Amended and Restated Stockholder Rights Agreement, dated October 16, 1995, between the Registrant and certain holders of the Registrant's securities.(Incorporated herein by reference to as Exhibit 10.20 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 000-27422.))

10.18     Contribution Agreement, dated March 31, 1995, by and among Philip E.
          Eggers, Robert S. Garvie, Anthony J. Manlove, Hira  V. Thapliyal and
         the Registrant.(Incorporated herein by reference to Exhibit 10.21 filed previously with the Registrant's Registration Statement on Form S-1
          (Registration No. 33.80453))


10.20 Amended Rights Agreement, dated October 2, 1998, between the the Registrant and Norwest Bank Minnesota, N.A.
          (Incorporated herein by reference to Exhibit 1 previously filed with the Registrant's Registration Statement on Form 8-A filed October 21, 1998 (Registration number 000-27422).

10.21   + Amended Distribution Agreement, between the
          Registrant and Arthrex, GmbH. effective October 2, 1998. (Incorporated herein by reference to Exhibit
          10.20 previously filed with the Registrant's Quarterly
          Report on Form 10-Q  for the period ended April 3, 1999.

10.22 + Employment Letter Agreement, dated June 20, 1997, between the Registrant and Michael A. Baker. (Incorporated herein by reference to Exhibit 10.24 previously filed with Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 1997.

10.23 + Exclusive Distributor Agreement, dated August 21, 1997, between the Registrant and Kobayashi Pharmaceutical Company, Ltd. (Incorporated herein by reference to Exhibit 10.25 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended September 27, 1997).

10.24 + License Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated herein by reference to Exhibit 10.26 previously filed with the Registrant's Annual Report on Form 10-K for the period ended January 3, 1998).

10.25 + Development and Supply Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated herein by reference to Exhibit 10.26 previously filed with the Registrant's Annual Report on Form 10-K for the period ended January 3, 1998).

10.26 Lease Agreement dated March 25, 1998 between the Registrant and Aetna Life Insurance company for the Registrant's facility located at 840 Del Rey Avenue, Sunnyvale, California 94086. (Incorporated herein by reference to Exhibit 10.28 previously filed with the Registrant's Annual Report on Form 10-K for the period ended January 3, 1998).

10.28 + Term sheet for License and Distribution Agreement between Xomed Surgical Products and the Registrant dated June 25, 1998. (Incorporated herein by reference to Exhibit 10.29 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 1998).

10.27 ++  License Agreement dated February 9, 1999 between the
          Registrant and Collagen Aesthetics. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the period ended January 2, 1999).

10.28 Change of Control Agreement between the Registrant and the CEO. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the period ended January 2, 1999).

10.29 The form of "VP Continuity Agreement" between the Registrant and its Vice presidents. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K for the period ended January 2, 1999).

10.30     Letter Agreement, between the Registrant and
          Collagen Aesthetics dated February 9, 1999. (Incorporated herein by reference to the same-numbered exhibit previously filed with the Registrant's Annual Report on Form 10-K /A for the period ended January 2, 1999).

10.31 Employment Letter Agreement, between the Registrant and John R. Tighe dated January 26, 1999. (Incorporated herein by reference to Exhibit 10.30 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.32 Employment Letter Agreement, between the Registrant and Christine E. Hanni dated May 12, 1999. (Incorporated herein by reference to the same-numbered Exhibit 10.31 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.33 Employment Letter Agreement, between the Registrant and Bruce Prothro amended May 19, 1999. (Incorporated herein by reference to Exhibit 10.32 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.33 ++ Litigation Settlement Agreement, between the Registrant and ETHICON, Inc. dated June 24, 1999 filed herewith.

10.34 Relocation Loan Agreement, between the Registrant and John R. Tighe dated May 1,1999 filed herewith.

10.35     Line of Credit Agreement with Silicon Valley Bank dated
          June 11, 1999 filed herewith.


27.1    Financial Data Schedule.


+       Confidential treatment granted.
++      Confidential treatment requested.

b)  Reports on Form 8-K
None

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ARTHROCARE CORPORATION
a Delaware corporation

Date: August 13, 1999

/s/ CHRISTINE E. HANNI
Christine E. Hanni
Vice President of Finance,
Chief Financial Officer and
Assistant Secretary
(Principal Financial Officer
and Accounting Officer)

Date: August 13, 1999

/s/  MICHAEL A. BAKER
Michael A. Baker
President, Chief Executive
Officer and Director
(Principal Executive Officer)

                                    EXHIBIT INDEX

Exhibit
Number                          Exhibit Description

10.33 ++ Litigation Settlement Agreement, between the Registant and Ethicon, Inc dated June 24, 1999.

10.34 Relocation Agreement, between the Registrant and John R. Tighe dated May 1, 1999.

10.35  ++ Line of Credit  Agreement, between the Registant and
          Silicon Valley Bank dated June 11, 1999.

24.1      Power of Attorney.
27.1      Financial Data Schedule.