Form 10-K/A
period 1999-01-02
ARTHROCARE CORP
filed 1999-10-13
CIK 1005010

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 2)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ___________________

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

     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended January 2, 1999, previously filed on April 2, 1999, as amended on July 29, 1999, to add Exhibit 21 to Part IV, Item 14(a)(3), which was inadvertently omitted, which Item is amended and restated as follows:

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

  10.27 License Agreement dated January 27, 1999 between the Registrant and Collagen Aesthetics.+

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

  21.1*     Subsidiaries of the Registrant.

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

-----------------------------
*   Filed herewith.
+ Registrant has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                              ARTHROCARE CORPORATION,
                              a Delaware Corporation


                              By: /s/  Michael A. Baker
                                 ----------------------------------
                                       Michael A. Baker,
                                       President and Chief Executive Officer

                              Date:  October 13, 1999

                               INDEX TO EXHIBITS*

  21.1*     Subsidiaries of the Registrant.

         * Only exhibits actually filed on this Form 10-K/A are listed. Exhibits previously filed on the Form 10-K, as amended, or incorporated by reference are set forth in the exhibit listing included in Item 14 of this Form 10-K/A.