Form 10-Q
period 1999-10-02
ARTHROCARE CORP
filed 1999-11-16
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999.

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-27422

ARTHROCARE CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	94-3180312
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

595 North Pastoria Avenue
Sunnyvale, California 94086
(Address of Principal Executive Offices including Zip Code)

(408) 736-0224
(Registrant's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

    The number of shares outstanding of the registrant's common stock as of November 6, 1999 was 10,435,179.

ARTHROCARE CORPORATION
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of October 2, 1999 and January 2, 1999

Condensed Consolidated Statements of Operations for the three and nine month periods ended October 2, 1999 and October 3, 1998

Condensed Consolidated Statements of Cash Flows for the nine month periods ended October 2, 1999 and October 3, 1998

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Item 3. Quantitative and Qualitative Disclosure about Market Risks

PART II. Other Information

Item 1: Legal Proceedings

Item 2: Changes in Securities

Item 3: Defaults Upon Senior Securities

Item 4: Submission of Matters to a Vote of Security Holders

Item 5: Other Information

Item 6: Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                     October 2,     January 2,
                                                         1999           1999
                                                   -------------  -------------
                                                    (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents.....................         $5,942         $2,826
  Available-for-sale securities.................          2,726          5,232
  Accounts receivable, net of allowances........          9,003          5,972
  Inventories, net..............................          7,321          7,069
  Prepaid expenses and other current assets.....            625          1,038
                                                   -------------  -------------
       Total current assets                              25,617         22,137

Property and equipment, net.....................          6,270          4,560
Related party receivables.......................          1,205            723
Other assets....................................            265            340
                                                   -------------  -------------
     Total assets...............................        $33,357        $27,760
                                                   =============  =============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................         $2,006         $1,797
  Accrued liabilities...........................          1,069          1,734
  Accrued compensation..........................          2,429          1,056
  Deferred revenue..............................            208            517
  Capital lease obligation, current portion.....             60             60
                                                   -------------  -------------
          Total current liabilities                       5,772          5,164

Capital lease obligation, less
   current portion..............................            102            151
Deferred rent...................................            128            140
                                                   -------------  -------------
          Total liabilities.....................          6,002          5,455
                                                   -------------  -------------
Contingencies (Note 6)

Stockholders' equity:
  Common stock..................................              9              9
  Additional paid in capital....................         52,159         49,901
  Notes receivable from stockholders............           --              (51)
  Deferred compensation.........................           --              (68)
  Accumulated other comprehensive
   (loss).......................................            (91)           (39)
  Accumulated deficit...........................        (24,722)       (27,447)
                                                   -------------  -------------
          Total stockholders' equity............         27,355         22,305
                                                   -------------  -------------
     Total liabilities and stockholders' equity.        $33,357        $27,760
                                                   =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

                                     Three Months Ended      Nine Months Ended
                                 ----------------------- -----------------------
                                   October 2,  October 3,  October 2,  October 3,
                                      1999        1998        1999        1998
                                 ----------- ----------- ----------- -----------
Revenues:
   Product sales................    $11,531      $6,721     $30,708     $17,265
   License fees and royalties...        769         207       3,519       2,832
                                 ----------- ----------- ----------- -----------
      Total revenues............     12,300       6,928      34,227      20,097
Cost of product sales...........      5,015       3,136      13,201       9,131
                                 ----------- ----------- ----------- -----------
Gross profit....................      7,285       3,792      21,026      10,966
                                 ----------- ----------- ----------- -----------
Operating expenses:
   Research and development.....      1,278       1,304       3,454       3,444
   Sales and marketing..........      3,876       2,815      11,022       7,353
   General and administrative...        947         972       3,975       2,896
                                 ----------- ----------- ----------- -----------
      Total operating expenses..      6,101       5,091      18,451      13,693
                                 ----------- ----------- ----------- -----------
Income (loss) from
  operations....................      1,184      (1,299)      2,575      (2,727)
Interest and other income, net..         49         219         264         806
                                 ----------- ----------- ----------- -----------
Income (loss) before taxes......      1,233      (1,080)      2,839      (1,921)
Income tax provision............         49          --         114          --
                                 ----------- ----------- ----------- -----------
Net income (loss)...............     $1,184     ($1,080)     $2,725     ($1,921)
                                 =========== =========== =========== ===========

Basic net income (loss) per
   share.......................       $0.13      ($0.12)      $0.30      ($0.22)
                                 =========== =========== =========== ===========
Diluted net income (loss) per
   share.......................       $0.12      ($0.12)      $0.28      ($0.22)
                                 =========== =========== =========== ===========
Shares used in computing basic
 net income (loss) per
 share..........................      9,185       8,950       9,042       8,921
                                 =========== =========== =========== ===========
Shares used in computing
 diluted net income (loss)
 per share...............            10,144       8,950       9,810       8,921
                                 =========== =========== =========== ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                          Nine Months Ended
                                                      --------------------------
                                                        October 2,    October 3,
                                                           1999          1998
                                                      ------------  ------------
Cash flows from operating activities:
   Net income (loss).................................      $2,725       ($1,921)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)operating
    activities:
        Depreciation and amortization................       1,684           539
        Amortization of deferred and stock
          compensation...............................         603           121
        Provision for doubtful accounts receivable
          and product returns........................         199            61
        Provision for excess and obsolete inventory..         982            91
        Deferred rent................................         (12)          (12)
        Changes in operating assets and liabilities:
          Accounts receivable                              (3,230)       (2,784)
          Inventory..................................      (1,234)       (3,850)
          Prepaid expenses and other current assets..         413          (326)
          Accounts payable...........................         209           719
          Accrued liabilities........................         767           813
          Deferred revenue...........................        (309)          666
          Other assets...............................          75            63
                                                      ------------  ------------
   Net cash provided by (used in) operating
      activities.....................................       2,872        (5,820)
                                                      ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment...............      (3,394)       (2,537)
   Purchases of available-for-sale securities........         (45)      (26,048)
   Sale or maturities of available-for-sale
     securities......................................       2,551        31,972
                                                      ------------  ------------
   Net cash provided by (used in) investing
     activities......................................        (888)        3,387
                                                      ------------  ------------
Cash flows from financing activities:
   Issuance of notes receivable to related
     parties.........................................        (575)          --
   Repayment of capital leases.......................        (108)          (16)
   Repayment of notes receivable from related
     parties.........................................         144             9
   Proceeds from exercise of options
     to purchase common stock........................       1,723           624
                                                      ------------  ------------
           Net cash provided by financing
               activities............................       1,184           617
                                                      ------------  ------------

Effect of exchange rate on changes in cash                    (52)          (32)
                                                      ------------  ------------
Net increase in cash and cash equivalents............       3,116        (1,848)
Cash and cash equivalents, beginning of period.......       2,826         8,188
                                                      ------------  ------------
Cash and cash equivalents, end of period.............      $5,942        $6,340
                                                      ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation and its subsidiaries ("ArthroCare," "we," or "our") for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the financial statements contained in our Form 10-K for the year ended January 2, 1999 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at January 2, 1999 was derived from audited financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

2. Computation of Net Income (Loss) Per Share:

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and are excluded from the computation if their effect is anti-dilutive.

The following is a reconciliation of the computation for basic and diluted net income (loss) per share (in thousands, except per share data):

                                     Three Months Ended      Nine Months Ended
                                 ----------------------- -----------------------
                                   October 2,  October 3,  October 2,  October 3,
                                      1999        1998        1999        1998
                                 ----------- ----------- ----------- -----------
Net income (loss)...............     $1,184     ($1,080)     $2,725     ($1,921)
                                 =========== =========== =========== ===========
Shares calculation:
   Weighted average basic
    shares outstanding..........      9,185       8,950       9,042       8,921
   Options......................        959         --          768          --
                                 ----------- ----------- ----------- -----------
     Total shares used to
      compute diluted net
      income (loss) per share...     10,144       8,950       9,810       8,921
                                 =========== =========== =========== ===========
Net income (loss) per share:
   Basic........................      $0.13      ($0.12)      $0.30      ($0.22)
                                 =========== =========== =========== ===========
   Diluted......................      $0.12      ($0.12)      $0.28      ($0.22)
                                 =========== =========== =========== ===========

Options to purchase 527,099 and 554,090 shares of common stock at prices ranging from $0.20-$24.25 per share were outstanding during the three and nine months period ended October 3, 1998, but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive.

3. Comprehensive Income (Loss):

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss) such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income (loss) was as follows (in thousands):

                                     Three Months Ended      Nine Months Ended
                                 ----------------------- -----------------------
                                   October 2,  October 3,  October 2,  October 3,
                                      1999        1998        1999        1998
                                 ----------- ----------- ----------- -----------
Net income (loss)...............     $1,184     ($1,080)     $2,725     ($1,921)

 Other comprehensive income
    (loss):

  Change in unrealized gain and
   losses in available for sale
   marketable securities........           --        15            --         5

  Foreign translation
   adjustment...................        (11)        (32)        (52)        (32)
                                 ----------- ----------- ----------- -----------
Comprehensive net income (loss)..    $1,173     ($1,097)     $2,673     ($1,948)
                                 =========== =========== =========== ===========

4. Balance Sheet Detail (in thousands):

                                              October 2,  January 2,
                                                1999         1999
                                            ------------ ------------
                                            (unaudited)
Inventory:
   Raw materials.........................        $3,307       $3,127
   Work-in-process.......................         1,488        1,852
   Finished goods........................         2,526        2,090
                                            ------------ ------------
Total....................................        $7,321       $7,069
                                            ============ ============
Other accrued liabilities:
   Accrued professional fees.............           $88         $150
   Accrued warranty......................           189          302
   Other.................................           792        1,282
                                            ------------ ------------
Total....................................        $1,069       $1,734
                                            ============ ============

5. Line of Credit:

In June 1999, we entered into a $7.0 million revolving line of credit that expires in June 2000. Available borrowings under this line of credit are contingent upon and collateralized by our assets and are subject to covenants related to financial ratios and profits. Borrowings under the line of credit bear interest at the bank's prime rate plus one-quarter of one percentage point. At October 2, 1999, we were in compliance with these covenants and no borrowings were outstanding.

6. Litigation:

We are currently involved in ongoing litigation. In June 1998, we announced that we had entered into an exclusive worldwide marketing and distribution agreement with Xomed Surgical Products for our products in the ear, nose, and throat ("ENT") surgery market. On February 4, 1999, Xomed Surgical Products, Inc. ("Xomed") of Jacksonville, Florida filed a complaint against us in the Fourth Judicial Circuit, Duval County, Florida, alleging breach of contract by us. In the complaint, Xomed has demanded a full refund of the amounts paid for certain products bought by Xomed from us, and for a portion of an exclusive license fee paid by Xomed pursuant to an exclusive license and distribution agreement between Xomed and us. We terminated this license and distribution agreement on February 5, 1999. We believe the suit is without merit, and filed a Motion to Dismiss and Answer to the Complaint on May 3, 1999. In addition, we filed two counterclaims against Xomed for damages caused by Xomed's failure to perform under the contract and for a certain milestone payment owed to us by Xomed.

On February 4, 1999, California Medical, Inc. filed a complaint in California state court against us alleging breach of contract, interference with contractual and economic relations, trade libel, misappropriation of trade secrets, misrepresentation and unfair competition. California Medical is a former distributor of our products in Northern California. We terminated our distribution agreement with California Medical at the end of 1997. We believe the suit is without merit and filed a motion to dismiss on May 31, 1999. As a result of the hearing on our motion to dismiss, California Medical filed an amended complaint on August 9, 1999, in which they dropped the causes of action alleging misrepresentation. The parties' attempt to resolve the dispute through mediation on September 17, 1999.

7. Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. We will adopt the standard during January 2001. To date, we do not engage in hedging activities.

8. Segment Information:

We are organized into five business units based on product markets: arthroscopy, spinal surgery, ear nose and throat, cosmetic surgery and cardiology. To date, substantially all of our product sales have been related to the arthroscopy segment. Licensing fees during the nine- month period ending October 2, 1999 are primarily attributable to the arthroscopy segment. However, during the three and nine-month periods ended October 2, 1999, approximately $0.1 million and $0.4 million, respectively, of our license revenue was attributable to the cardiology segment and $0.6 million and $1.6 million, respectively, was attributable to the cosmetic surgery segment. During the three and nine-month periods ended October 3, 1998, approximately $0.1 million and $2.5 million, respectively, of our license revenue was attributable to the cardiology segment.

9. Subsequent Events: Stock Offering

In October and November 1999, we sold a total of 1,368,500 shares of common stock at $56.00 per share. The net proceeds from the offering of approximately $71 million will be used by us for sales, marketing and development efforts associated with the commercialization of our spinal surgery product line and the balance to fund the development, commercialization and associated working capital requirements of applying our Coblation™ technology to a broad range of other soft-tissue surgical markets and for corporate and other general purposes.

PART 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that ArthroCare Corporation ("ArthroCare" "we," "us," or "our") "believes", "anticipates", "expects" or "plans to", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" set forth in Part I of our Annual Report on Form 10-K for the year ended January 2, 1999 and "Additional factors that might affect future results" set forth below.

We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate or shrink soft tissue and to simultaneously seal bleeding vessels. The soft-tissue surgery systems consist of a controller unit and an assortment of disposable devices that are specialized for specific types of surgery. We believe that Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

Coblation technology is applicable across many soft- tissue surgical markets. The soft-tissue surgery systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of other soft-tissue surgical markets, including spinal surgery, cosmetic surgery, ENT surgery and various cardiology applications.

In April 1998, we announced that we had entered the cosmetic surgery market and formed a business unit called Visage® to commercialize Coblation technology in this field. In early 1999, we entered into a license and distribution agreement with Collagen Aesthetics, Inc. ("Collagen"). Under this agreement, Collagen acquired exclusive, worldwide, marketing rights for our cosmetic surgery line of products for the dermatology and cosmetic surgery markets. In September 1999, Collagen was acquired by Inamed Corporation, which has agreed to continue to perform Collagen's obligations under the agreement.

In May 1998, we announced that we had entered the ear, nose and throat market and had formed a business unit called ENTec™ to commercialize Coblation technology in this field. In June 1998, we entered into a license agreement with Xomed Surgical Products, Inc. ("Xomed") to market Coblation products in the ear, nose and throat market. In February 1999, Xomed filed a suit against us alleging breach of contract and seeking monetary damages. We then terminated this agreement and have been marketing and selling the ENT surgery product line through a network of distributors supported by regional sales managers.

In September 1999, we announced the introduction of a new product line using Coblation technology for the spinal surgery market.

In early 1998, we formed a business unit, AngioCare™, for the purpose of further developing and for commercializing our technology in specific applications in the field of cardiology. As part of those efforts, in February 1998, we entered into a license agreement under which Boston Scientific Corporation ("BSC") will help develop, obtain regulatory approval for and market products based on Coblation technology for myocardial revascularization procedures.

We have received 510(k) clearance to market our Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and the Arthroscopic System is CE marked for use in arthroscopic surgery. Our Cosmetic Surgery System is CE marked for general dermatology, skin resurfacing and wrinkle reduction procedures and we have received 510(k) clearance for use of our Cosmetic Surgery System in general dermatology procedures in the United States. We are pursuing additional clearances that will allow our Cosmetic Surgery System to be marketed in the United States specifically for skin resurfacing and wrinkle reduction. Our ENT surgery system is CE marked, and we have received 510(k) clearance for our system in general head, neck, oral and sinus surgery procedures in the United States. Our Spinal Surgery System is CE marked and we have applied for 510(k) clearance in the United States to market this system for spinal surgery. We have received 510(k) clearance to market Coblation technology for general surgery.

In December 1995, we introduced our Arthroscopic System commercially in the United States and have derived substantially all of our sales from this system. As of October 2, 1999, we had shipped more than 5,900 controller units and more than 540,000 disposable devices for a variety of indications. Our strategy includes placing controller units, at substantial discounts, to generate future disposable revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets, including the products that have been introduced in the fields of spinal surgery, cosmetic surgery and ear, nose and throat surgery. We have received 510(k) clearance for use of our technology in several other fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

Revenues:

Product sales for the three months ended October 2, 1999 were $11.5 million, an increase of $4.8 million or 72% from $6.7 million for the prior year period. For the nine months ended October 2, 1999 product sales were $30.7 million, representing a 78% increase from $17.3 million for the same period of the prior year. The increase in product sales resulted primarily from an increase in the number of unit sales of both controllers and disposable devices. The higher unit volume of sales resulted primarily from increased activity for newly introduced models of disposable devices for arthroscopy, and sales of disposable devices for new product lines including increased international sales.

International product sales for the three months ended October 2, 1999 increased to 21% of total product sales compared to 12% of product sales for the same period of the prior year. International product sales for the nine months ended October 2, 1999 increased to 15% compared to 10% of product sales for the same period in 1998. The increase in international sales is primarily attributable to increasing sales in Europe and the Pacific Rim.

Our strategy in arthroscopy has been, and continues to be, to increase future disposable device sales by increasing the installed base of controllers through promotional programs. Disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are currently sold at discounted prices. We expect these discounts to continue in the future.

Based on the estimated number of procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market. To continue to achieve increasing disposable device sales in arthroscopy, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology, and continue to work on new product development efforts, specifically for knee applications. During the second half of fiscal year 1998, we introduced new disposable styles, including the Saber™ and Covac™, which are designed primarily to be used in arthroscopic knee procedures. Sales of these disposables accounted for approximately 18% of the arthroscopic disposable devices sold during the quarter. We expect disposable device sales to remain the primary component of product sales in the future.

License fees and royalty income increased to $0.8 million for the three months ended October 2, 1999 from $0.2 million for the three months ended October 3, 1998 and increased to $3.5 million for the nine months ended October 2, 1999 from $2.8 million for the nine months ended October 3, 1998. The increase in license fees and royalty revenue in the current three months period is primarily due to the timing of licensing payments received from our business partners. The increase in license fees and royalties for the nine months ended October 2, 1999, is primarily attributable to license fees received as the result of settlement of a patent infringement suit initiated by us against Ethicon, Inc., ("Ethicon") partially offset by the timing of license fees received from our business partners in the prior year. In February 1998, we entered into a license agreement under which BSC was granted an exclusive right to develop and market products based on our Coblation technology for myocardial revascularization procedures. BSC pays license fees, a portion of which will be classified as prepaid royalties, to us upon achievement of designated milestones, and royalties on sales of resulting products, if any. Licensing fees are primarily attributable to the arthroscopy segment; however, during the three-and nine-month periods ended October 2, 1999, we recognized $0.1 million and $0.4 million, respectively, of such payments as license fees and royalty revenue. We received a license payment from BSC of $3.0 million in February 1998, of which $0.1 million and $2.5 million was recognized as revenue during the three- and nine-month periods ended October 3, 1998, respectively.

In January 1999, we entered into a license and distribution agreement with Collagen, which was broadened by mutual agreement in February 1999, whereby Collagen acquired exclusive, worldwide marketing rights for our patented Coblation technology in the dermatology, cosmetic and plastic surgery markets. Under the terms of the agreement, Collagen pays license fees based upon the achievement of certain milestones and royalties on sales of products to end- users. In September 1999, Inamed acquired Collagen and amended the terms of their agreement with us. During the three- and nine-month periods ended October 2, 1999, we recognized $0.6 million and $1.6 million, respectively, of such payments as license fees and royalty revenue.

We cannot assure you that we will be able to continue to achieve the milestones required to recognize future license fees, or that products will be developed, cleared for marketing by various regulatory agencies or achieve sufficient commercial acceptance so that we may continue to receive licensing and royalty revenues from our business partners.

Cost of Product Sales

Cost of product sales for the three months ended October 2, 1999 was $5.0 million or 43% of product sales, as compared with $3.1 million or 47% of product sales for the three months ended October 3, 1998. For the nine months ended October 2, 1999, cost of product sales was $13.2 million or 43% of product sales, as compared with $9.1 million or 53% of product sales for the comparable period of the prior year. The increase in cost of product sales for the three- and nine-month periods ended October 2, 1999, compared to the same periods of the prior year, is attributable to increasing unit sales of both controllers and disposable devices. The decrease in cost as a percentage of product sales for the three- and nine-month periods ended October 2, 1999, as compared to the prior year period ended October 3, 1998, is attributable to increased manufacturing efficiency for established product lines and increased production volume partially offset by an increase in the manufacturing expense related to newly introduced styles of disposable devices.

We cannot assure you that cost of product sales as a percentage of product sales will remain at current levels or show improvement in the future due to the distribution channels utilized, product mix, and fluctuation in manufacturing production levels as new products are introduced. We believe our gross margin will depend upon the mix of disposable device sales versus controller sales and/or placements and the various distribution channels utilized to sell products in all commercialized fields. We cannot assure you that we will be successful in maintaining the mix of disposable devices to controllers or be able to continue to increase demand for disposable devices. In addition, production of future products, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

Research and development expense was $1.3 million for the three months ended October 2, 1999 and October 3, 1998. For the nine months ended October 2, 1999, and October 3, 1998, research and development expense was $3.5 million and $3.4 million, respectively. In general, overall spending in research and development increased slightly as we continued to develop new products in our currently commercialized markets, and for development efforts for potential additional products including non-cash charges for stock options awarded to non-employees. Increases in research and development expense have been partially offset by funding received from business partners for continued product development and by a decrease in the expenditures associated with clinical trials. We believe continued investment in Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, as well as increased non-cash charges for stock options granted to non-employees, but anticipate expenses to continue to decrease as a percentage of product sales.

Sales and marketing expense increased to $3.9 million or 34% of product sales during the three months ended October 2, 1999, as compared to $2.8 million or 42% of product sales during the same period of the previous fiscal year. For the nine months ended October 2, 1999, and October 3, 1998, sales and marketing expense increased to $11.0 million or 36% of product sales from $7.4 million or 43% of product sales, respectively. The increase in spending in absolute dollars for the three- and nine-month periods was primarily due to higher dealer commissions resulting from increased sales, increased staffing and increased trade-show related expenses. We also incurred additional sales and marketing expenses during the current-year periods as we expanded operations in Europe.

We anticipate that sales and marketing spending will continue to increase in absolute dollars due to the expansion of our distribution capabilities to address the spinal surgery market, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, additional investments in the sales, marketing and support staff necessary to market our current products and commercialize future products and due to non-cash charges associated with stock options awarded to non-employees.

General and administrative expenses were $0.9 million or 8% of product sales during the three months ended October 2, 1999, as compared to $1.0 million or 15% of product sales during the same period of the previous fiscal year. For the nine months ended October 2, 1999, and October 3, 1998, general and administrative expense increased to $4.0 million or 13% of product sales from $2.9 million or 17% of product sales, respectively. The decrease in spending for the three months ended October 2, 1999 as compared to the three months ended October 3, 1998, is attributable to a reduction in legal fees. The most significant increase in spending for the nine-month comparable periods was attributable to legal expenses related to the patent infringement claims we brought against Ethicon. We expect that general and administrative expenses will decrease as a result of the recent settlement of this litigation, offset partially by an increase in additional business development activities.

Interest and Other Income, net

Interest and other income, net decreased to $49,000 during the three months ended October 2, 1999 from $219,000 for the three months ended October 3, 1998. For the nine months ended October 2, 1999, and October 3, 1999, interest and other income, net decreased to $0.3 million from $0.8 million, respectively. The decreases were primarily due to a decrease in interest income from investments due to the declining balance of cash and investments and costs associated with the disposal of fixed assets. We anticipate that interest and other income will increase as a result of our increased cash balance from our recent stock offering.

Income Tax Provision

The provision for income taxes was $49,000 and $114,000 for the three- and nine- month periods ended October 2, 1999, respectively. Our tax rate is below the statutory rate due to the utilization of net operating loss carryforwards incurred in prior years. We have federal net operating loss carryforwards which expire in the years 2004 through 2018 and state net operating loss carryforwards which expire in the years 2000 through 2003. We are subject to certain alternative minimum tax requirements for which an estimate is made based on the anticipated effective tax rate at the end of the fiscal year.

Net Income (Loss)

Net income was $1.2 million for the three months ended October 2, 1999 compared to a loss of $1.1 million for the period ended October 3, 1998. For the nine months ended October 2, 1999, net income increased to $2.7 million from a net loss of $1.9 million for the same period of the prior year. Net income for the current periods reflects an increase in product sales, license fees and gross margin, partially offset by increased spending in sales and marketing and legal expenses. Although we have experienced substantial revenue growth since our inception, and have been profitable on a quarterly basis since the quarter ended April 3, 1999, due to our short operating history, no assurance can be given that revenue growth or profitability will be sustained.

Liquidity and Capital Resources

On October 2, 1999, we had $19.8 million in working capital. The principal sources of liquidity consisted of $8.7 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In addition, we had $7.0 million available under a line of credit. Available borrowings under this line of credit are contingent upon and collateralized by some of our asset balances and are subject to covenants related to financial ratios and profits. Borrowings under the line of credit bear interest at the bank's prime rate plus one-quarter of one percentage point. At October 2, 1999 we were in compliance with these covenants and had no borrowings outstanding.

Net cash provided by operating activities for the nine months ended October 2, 1999 was $2.9 million. Cash used in operating activities for the nine months ended October 3, 1998 was $5.8 million. The increase in cash provided by operating activities year-over-year was primarily due to the net income of $2.7 million for 1999 compared to a net loss in 1998 of $1.9 million and an increase in the depreciation amounts year-over-year, partially offset by increases in accounts receivable and inventory.

Net accounts receivable increased to $9.0 million as of October 2, 1999 from $6.0 million as of January 2, 1999. The increase in accounts receivable is mainly attributable to the corresponding increase in product sales along with the timing of sales during the quarter.

Inventories increased slightly to $7.3 million as of October 2, 1999 from $7.1 million at January 2, 1999, due to the need to support higher anticipated product sales activity. We expect future inventory levels to grow to support sales volume increases, as a result of our expansion into the markets of spinal surgery, ear, nose and throat surgery and cosmetic surgery.

Net property and equipment increased to $6.3 million as of October 2, 1999 from $4.6 million on January 2, 1999. The increase is primarily attributable to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

The proceeds from the sale of the 1,368,500 shares of common stock we offered during October and November 1999, were approximately $71.0 after deducting the underwriting discounts and commissions and estimated offering expenses. We believe that the proceeds from the offering, together with our current cash balances, cash equivalents, short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our operating and capital requirements through the end of 2000. As of October 2, 1999, we had committed to capital expenditures of approximately $0.6 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Year 2000

We rely on computers and computer software to run our business, as do our vendors, suppliers and customers. These computers and this computer software may not be able to properly recognize the dates commencing in the Year 2000. We have assigned a task force to handle the significant uncertainty that exists concerning the potential effects associated with Year 2000 compliance. The task force has formulated and begun to implement a plan to address Year 2000 compliance, including the formulation of contingency plans. To date, we have not found a material impact that may result from the failure of our computers and computer software, or that of our vendors, suppliers, and customers, to recognize dates. We have completed an upgrade of our information technology system, including our financial, order processing, manufacturing and inventory systems, which included Year 2000 compliance. To date we have spent approximately $900,000 upgrading our computer system and related technology. We have not yet completed the steps to quantify the effects of noncompliance of our customers, suppliers and/or our service providers. Our goal is to complete all phases of our review and be Year 2000 compliant by December 1999.

Any Year 2000 compliance problems affecting us, our suppliers, our service providers or our customers could result in a material adverse effect on our financial condition and operating results. We cannot be sure that further assessment of our suppliers, data processing systems or contingency plans will address all issues of Year 2000 compliance.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. We will adopt the standard during January 2001. To date, we do not engage in hedging activities.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We became a public company in February 1996. Included here are risk factors as updated from our Annual Report on Form 10-K, filed April 2, 1999 for the year ended January 2, 1999. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse effect on our results of operations, business, or financial position.

We are Dependent Upon Our Arthroscopic System.

We commercially introduced our Arthroscopic System in December 1995. Since the Arthroscopic System accounts for substantially all of our product sales, we are highly dependent on its sales. Our spinal surgery, cosmetic surgery, and ENT surgery products have only recently become available, and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology and continue working on new product development efforts specifically for knee applications. Furthermore, in order to maintain and increase current market penetration, we must be aggressive in increasing our installed base of controllers to generate increased disposable device revenue. To date, we have placed our arthroscopic controllers at substantial discounts in order to stimulate demand for disposable devices.

We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that our systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long-term clinical follow-up to support the marketing efforts for our Arthroscopic System. We believe that continued recommendations and endorsements by influential arthroscopic surgeons are essential for market acceptance of our Arthroscopic System. If our Coblation technology does not continue to receive endorsement by influential surgeons or our long-term data does not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

We have developed several new applications for our Coblation technology in spinal surgery, cosmetic surgery and ENT surgery. Additionally, we established a program to explore the application of the Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. We are awaiting 510(k) clearance in the United States to market our Spinal Surgery System specifically for use in spinal surgery and to market our Cosmetic Surgery System specifically for skin resurfacing and wrinkle reduction. If we do not receive these clearances, we will be unable to market these products for these specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

We may have to make a significant investment in additional preclinical and clinical testing, regulatory, physician training and sales and marketing activities to further develop and commercialize the spinal surgery, cosmetic surgery, ENT surgery and cardiology product lines. Although we believe that these products offer certain advantages, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

Development and commercialization of current and future non-arthroscopic products are subject to the risks of failure inherent in the development of new medical devices. These risks include the following: that such products will not be easy to use, will require extensive training or will not be cost-effective; that we will experience delays in testing or marketing; that such testing or marketing will result in unplanned expenditures or in expenditures above those anticipated by us; that the products will not be proven safe or effective; that third parties will develop and market superior or equivalent products; that such products will fail to receive necessary regulatory clearance or approvals; that such products will be difficult or uneconomical to manufacture on a commercial scale; and that proprietary rights of third parties will preclude us and our collaborative partners from marketing such products.

In addition, the success of our non-arthroscopic products will depend on their adoption as alternatives to conventional means of tissue ablation. Clinical experience and follow-up data for our non- arthroscopic indications are limited, and we have sold only a small number of units to date. We believe that recommendations and endorsement by influential physicians are essential for market acceptance of our products.

We Have Limited Marketing and Sales Experience

We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. Currently, we are marketing and selling the arthroscopic surgery and ENT surgery product lines in the United States through a network of independent distributors, supported by regional sales managers and a small direct sales force. These distributors sell arthroscopy and ENT surgery devices for a number of other manufacturers. In addition, we are marketing and selling our Spinal Surgery System internationally and building our domestic distribution capabilities in this area in anticipation of 510(k) clearance. In order to market our spinal surgery products, we plan to utilize existing distributors, add new distributors that specialize in spinal surgery products and add additional regional managers, both domestically and internationally. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell the arthroscopic surgery, spinal surgery or ENT surgery product lines, or that they will be successful in selling our products.

We have recently established a marketing presence in various countries and can give no assurance that these newly established operations will be successful. In order to successfully market products internationally, we will need to address many issues with which we have little or no experience, including the securing of necessary regulatory approvals in international markets and the potential reuse of disposable devices by customers. Even if we are able to successfully deal with these issues, we cannot assure you that we will be able to establish successful distribution capabilities internationally or receive favorable pricing for our products. In addition, we may face currency exchange risks as part of our international expansion. To the extent our marketing and sales efforts are unsuccessful, our business, financial condition, results of operations and future growth prospects may be materially adversely affected.

We Have Limited Manufacturing Experience

To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, we have limited manufacturing experience. Manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers. We currently produce 32 models of disposable devices utilizing different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of the manufacturing processes will increase. We manufacture three different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current or future products which could reduce yields, result in supply disruptions and adversely affect gross margins. If we experience delays in manufacturing, we may not have adequate finished inventory to meet our customers' needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products manufactured, we may experience product returns.

We Are Dependent on Key Suppliers

We depend on several sole source suppliers for some of our product components, including one component that we include in substantially all of the disposable devices. If the supply of materials from a sole source supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure you that we would be able to obtain the necessary regulatory approval for the new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

In addition, we use a single subcontractor to sterilize the disposable devices. We cannot assure you that we can identify and qualify an alternate sterilizer. Our inability to secure an alternative sterilizer, if required, would limit our ability to manufacture disposable devices and could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Our Operating Results Will Fluctuate

We have experienced significant operating losses since inception and, as of October 2, 1999, had an accumulated deficit of $24.7 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following: the introduction of new product lines; increased penetration in existing applications; product returns; achievement of research and development milestones; the amount and timing of receipt and recognition of license fees; manufacturing or supply disruptions; timing of expenditures; absence of a backlog of orders; receipt of necessary regulatory approvals; the level of market acceptance for our products; timing of the receipt of orders and product shipments; and promotional programs for our products.

We cannot assure you that future quarterly fluctuations will not adversely affect our business, financial condition, results of operations or future growth prospects. Revenues and profitability will be critically dependent on whether or not we can successfully continue to market our Coblation-based technology product lines. We cannot assure you that we will maintain or increase revenues or the level of profitability.

We Face Intense Competition

The markets for our current and potential products are intensely competitive. These markets include arthroscopy, spinal surgery, ENT surgery, cosmetic surgery, and cardiology. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive in these markets.

In arthroscopy, we compete against companies such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp. and Oratec Interventions, Inc., which market products to remove or shrink tissue. Specifically, Johnson & Johnson is currently marketing worldwide a bipolar electrosurgical system for tissue ablation. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products, Inc., which was recently acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including ESC Medical Systems Ltd. Smaller companies, including Somnus Medical Technologies Inc., Elmed Inc. and Ellman International, Inc. also sell medical devices for the treatment of various ENT disorders including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies such as Coherent Medical Group and ESC Medical Systems Ltd., which market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we may compete with companies that use lasers to treat cardiovascular disease. Other approaches to alleviating cardiovascular disease, including drugs or other surgical approaches, may also be competitive.

Many of our competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant discounts as a competitive tactic. For example, in order to compete successfully, we anticipate that we may have to continue to offer substantial discounts on our controllers in order to increase demand for our disposable devices, and that this competition could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the United States have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products rather than the products of these competitors to the extent the purchase would cause them to lose discounts on other products.

We Face Uncertainty Over Reimbursement

Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery and ENT surgery procedures performed using devices that have received FDA approval has generally been available in the United States. Typically, cosmetic surgery procedures are not reimbursed.

We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. In addition, some health care providers are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. We anticipate that in a prospective payment system, such as the diagnosis related group system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of our products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for our products. We anticipate that hospital administrators and physicians will justify the use of our products by the apparent cost savings and clinical benefits that we believe will be derived from the use of our products. However, we cannot assure you that this will be the case.

If we obtain the necessary international regulatory approvals, market acceptance of our products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government- sponsored health care and private insurance. We intend to seek international reimbursement approvals, although we cannot assure you that any such approvals will be obtained in a timely manner, if at all.

Our Business Depends on Attracting and Retaining Collaborators and Licensors

In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities, and to achieve successful commercialization of future products. We have signed an exclusive, worldwide distribution agreement with Collagen for our cosmetic surgery products. We have also entered into a license agreement under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on our Coblation technology for myocardial revascularization procedures.

Our participation in collaborative and licensing arrangements with third parties subjects us to a number of risks. Collaborative partners typically have significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to our products, and we cannot assure you that partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner's business strategy may adversely affect that partner's ability to meet their obligations under the arrangements. For example, Collagen was recently acquired by Inamed Corporation. If a collaborative partner were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition, results of operations and future growth prospects would be materially adversely affected. To the extent that we are not able to establish further collaborative arrangements or that any or all of our existing collaborative arrangements are terminated, we would be required to seek new collaborative arrangements or to undertake commercialization at our own expense, which could significantly increase our capital requirements, place additional strain on human resource requirements and limit the number of products which we would be able to develop and commercialize. In addition, we cannot assure you that our existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors.

We cannot assure you that disputes will not arise in the future with respect to the ownership of rights to any technology or products developed with any collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between established collaborative partners and us, could lead to delays in or termination of the research, development or commercialization of certain products or result in litigation or arbitration that would be time-consuming and expensive. Failure by any collaborative partner to successfully commercialize any product candidate to which it has obtained rights from us, or the decision by a collaborative partner to pursue alternative technologies or to commercialize or develop alternative products, either on its own or in collaboration with others, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

We May Be Unable to Effectively Protect Our Intellectual Property

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We believe that our issued patents are directed at, among other things, the core technology used in our soft tissue surgery systems, including both multi- electrode and single electrode configurations of the disposable devices, as well as the use of Coblation technology in specific surgical procedures.

We cannot assure you that the patents we have obtained, or any patents we may obtain as a result of our pending U.S. or international patent applications, will provide any competitive advantages for our products. We cannot assure you that those patents will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of which have substantial resources and have made substantial investments in competing technologies, have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets. Patent applications are maintained in secrecy for a period after filing. We may not be aware of all of the patents and patent applications potentially adverse to our interests.

A number of medical device and other companies, and universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. We have received, and may receive in the future, notifications of potential conflicts of existing patents, pending patent applications or challenges to the validity of existing patents. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we may not be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Our inability to do either would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement of third- party patents, or that such defense would be successful.

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship. These agreements generally provide that all confidential information, developed or made known to the individual during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure you that employees will not breach such agreements, that we would have adequate remedies for any breach or that trade secrets will not otherwise become known to or be independently developed by competitors.

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, ("USPTO"), to determine the priority of inventions. On February 13, 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation.

Defending and prosecuting intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are costly and time-consuming. Further litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. We cannot assure you that we can obtain the necessary licenses on satisfactory terms, if at all.

The Market Price of Our Stock May Be Highly Volatile

Within the last 12 months, our common stock has traded between a range of $11.25 and $79.00 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including: quarterly fluctuations in results of operations; the company's ability to successfully commercialize our products; announcements regarding results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by us or our competitors; developments concerning government regulations, proprietary rights or public concern as to the safety of technology; the execution of new collaborative agreements and material changes in the relationships with business partners; market reaction to acquisitions and trends in sales, marketing, and research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders; and economic and political conditions.

The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of the common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

We Are Involved In A Number of Legal Proceedings

We are currently involved in ongoing litigation. In June 1998, we announced that we had entered into an exclusive worldwide marketing and distribution agreement with Xomed Surgical Products Inc. ("Xomed") for our products in the ENT surgery market. On February 4, 1999, Xomed filed a complaint against us alleging breach of contract. On February 5, 1999, we terminated this agreement. In a separate action, California Medical, Inc. filed a complaint in California State court against us on February 4, 1999 alleging breach of contract, interference with contractual and economic relations, trade libel, misappropriation of trade secrets, misrepresentation and unfair competition. California Medical, Inc. is a former distributor of our products in Northern California. As a result of a hearing on our motion to dismiss, California Medical, Inc. filed an amended complaint on August 9, 1999, in which they dropped the causes of action alleging misrepresentation. If these legal proceedings are adversely adjudicated or settled, they could have an adverse effect on the financial condition, results of operations and future growth prospects. The defense of these actions is expensive and may divert management's attention from the core business.

We Must Obtain Governmental Clearances Or Approvals Before We Can Sell Our Products; We Must Continue To Comply With Applicable Laws and Regulations

United States

Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. FDA regulations are wide ranging and govern, among other things: product design and development; product testing; product labeling; product storage; premarket clearance or approval; advertising and promotion; and product sales and distribution. Noncompliance with applicable regulatory requirements can result in enforcement action, which may include: warning letters; fines, injunctions and civil penalties against us; recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; refusing our requests for premarket clearance or approval of new products; withdrawing product approvals already granted; and criminal prosecution.

Unless an exemption applies, generally, before we can introduce a new medical device into the United States market, it must obtain FDA clearance of a 510(k) premarket notification or approval of a premarket approval application, or PMA application. If we can establish that our device is "substantially equivalent" to a "predicate device," i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification will need to be supported by appropriate data, including, in some cases, clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA.

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have submitted requests for 510(k) clearance in the United States to market our Spinal Surgery System. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures. We are also pursuing additional clearances that will allow us to market the cosmetic surgery products for skin resurfacing and wrinkle reduction. We received 510(k) clearance to market the ENT surgery system in general head and neck surgical procedures, as well as minimally-invasive sinus surgery. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance. The FDA can also require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our marketed devices, but have determined that, in our view, new 510(k) clearances are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, the FDA may also require us to cease marketing and/or recall the modified device until a new 510(k) clearance is obtained.

If we cannot establish that a proposed device is substantially equivalent to a legally marketed device, we must seek premarket approval through submission of a PMA application. A PMA application must be supported by extensive data, including, in many instances, preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. If necessary, we will file a PMA application for approval to sell our potential products. The PMA process can be expensive, uncertain and lengthy. We cannot assure you that we will be able to obtain PMA approvals on a timely basis, if at all, and delays in receipt or failure to receive approvals, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

We are also required to demonstrate and maintain compliance with the Quality System Regulation, or QSR. The QSR incorporates the requirements of Good Manufacturing Practice and relates to product design, testing, and manufacturing quality assurance, as well as the maintenance of records and documentation. The FDA enforces the QSR through inspections. We cannot assure you that we or our key component suppliers are or will continue to be in compliance, will not encounter any manufacturing difficulties, or that we or any of our subcontractors or key component suppliers will be able to maintain compliance with regulatory requirements. Failure to do so will have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims. These determinations can be subjective. We cannot assure you that the FDA would agree that all of our promotional claims are permissible or that the FDA will not require us to revise our promotional claims or take enforcement action against us based upon our labeling and promotional materials.

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market the Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada and Mexico, to market our cosmetic surgery products in Europe and Canada and to market our ENT surgery products and our spinal surgery products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will be able to obtain such clearances and approvals on a timely basis, if at all.

For European distribution, we have received ISO 9001/EN46001 certification and the EC Certificate pursuant to the European Union Medical Device Directive 3/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE Mark will preclude us from selling products in Europe. We cannot assure you that we will be successful in maintaining certification requirements.

We Face Product Liability Risks and May Not Be Able to Obtain Adequate Insurance

The development, manufacture and sale of medical products involves significant risk of product liability claims. Our current product liability insurance coverage limits are $10.0 million per occurrence and $10.0 million in the aggregate. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may be required to increase our product liability coverage as potential products are successfully commercialized. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all. We have not received any product liability claims to date. However, a successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

We May Be Unable to Attract and Retain Personnel

We are dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees or consultants could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our success will also depend on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, many of whom are often subject to competing employment offers, and we cannot assure you we will be able to attract and retain such personnel. Furthermore, our scientific advisory board members are all otherwise employed on a full-time basis. As a result, the scientific advisory board members are not available to devote their full time or attention to our business.

Delaware Law, Provisions in Our Charter and Our Stockholder Rights Plan Could Make the Acquisition of Our Company By Another Company More Difficult

Our stockholder rights plan and certain provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Some provisions of our certificate of incorporation and bylaws allow us to issue preferred stock without any vote or further action by the stockholders, to eliminate the right of stockholders to act by written consent without a meeting, to specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and to eliminate cumulative voting in the election of directors. Some provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years, unless certain conditions are met. Our stockholder rights plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of ArthroCare, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.

Future Sales By Current Stockholders Could Cause Our Common Stock Price to Decline

The market price of our common stock could decline as a result of sales of a large number of shares in the market after this offering or the perception that such sales could occur. These sales could also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock.

We Face Uncertainty With Year 2000 Compliance

We rely on computers and computer software to run our business, as do our vendors, suppliers and customers. These computers and this computer software may not be able to properly recognize the dates commencing in the Year 2000. We have assigned a task force to handle the significant uncertainty that exists concerning the potential effects associated with Year 2000 compliance. The task force has formulated and begun to implement a plan to address Year 2000 compliance, including the formulation of contingency plans. To date, we have not found a material impact that may result from the failure of our computers and computer software, or that of our vendors, suppliers, and customers, to recognize dates. We have completed an upgrade of our information technology system, including our financial, order processing, manufacturing and inventory systems, which included Year 2000 compliance. To date we have spent approximately $900,000 upgrading our computer system and related technology. We have not yet completed the steps to quantify the effects of noncompliance of our customers, suppliers and/or our service providers. Our goal is to complete all phases of our review and be Year 2000 compliant by December 1999.

Any Year 2000 compliance problems affecting us, our suppliers, our service providers or our customers could result in a material adverse effect on our financial condition and operating results. We cannot assure you that further assessment of our suppliers, data processing systems or contingency plans will address all issues of Year-2000 compliance.

Lack of Dividends

We have not paid any dividends and do not anticipate paying any dividends in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have an investment portfolio of fixed income securities that are classified as "available-for-sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 13, 1998, we filed a lawsuit against Ethicon, Inc. ("Ethicon") Mitek Surgical Products, a division of Ethicon, Inc. and GyneCare, Inc. ("the Defendants") in the United States District Court for the Northern District of California. We settled this patent litigation on June 24, 1999. Under the terms of the settlement, Ethicon has licensed our United States patents in the arthroscopy and gynecology markets and we have dismissed the legal action. Ethicon has paid us a license fee and will pay us ongoing royalties on sales in the United States of certain arthroscopy and gynecology products. The settlement agreement also establishes a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation.

On February 4, 1999, Xomed Surgical Products, Inc. ("Xomed") of Jacksonville, Florida filed a complaint against us in the Fourth Judicial Circuit, Duval County, Florida, alleging breach of contract by us. In the complaint, Xomed has demanded a full refund of the amounts paid for certain products bought by Xomed from us, and for a portion of an exclusive license fee paid by Xomed pursuant to an exclusive license and distribution agreement between Xomed and us. We terminated this license and distribution agreement on February 5, 1999. We believe the suit is without merit, and filed a Motion to Dismiss and Answer to the Complaint on May 3, 1999. In addition, we filed two counterclaims against Xomed for damages caused by Xomed's failure to perform under the contract and for a certain milestone payment owed to us by Xomed.

On February 4, 1999, California Medical, Inc. filed a complaint in California state court against us alleging breach of contract, interference with contractual and economic relations, trade libel, misappropriation of trade secrets, misrepresentation and unfair competition. California Medical is a former distributor of our products in Northern California. We terminated our distribution agreement with California Medical at the end of 1997. We believe the suit is without merit and filed a motion to dismiss on May 31, 1999. As a result of the hearing on our motion to dismiss, California Medical filed an amended complaint on August 9, 1999, in which they dropped the causes of action alleging misrepresentation. The parties' attempt to resolve the dispute through mediation on September 17, 1999.

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8 - K

a) Exhibits

Item 6: Exhibits

a) Exhibits

3.1      Restated Certificate of Incorporation of the Registrant.
         (Incorporated herein by reference to the Exhibit filed
         previously with the Registrant's Registration Statement on Form 8-A
         (Registration No.000-27422))

3.2      Amended Restated Bylaws of the Registrant.  ( Incorporated herein
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

10.10    Employment Letter Agreement, dated July 18, 1995, between the
          Registrant and Robert T. Hagan. (Incorporated herein by reference to
          Exhibit 10.16 filed previously with the Registrant's
          Registration Statement on Form S-1(Registration No. 33.80453))

10.11     Restricted Stock Purchase and Security Agreement, dated August 1,
          1995, between the Registrant and Robert T. Hagan. (Incorporated herein as exhibit numbered 10.17 filed previously with the
          Registrant's Registration Statement on Form S-1 (Registration No.
          33.80453))

10.12  +  Radiation Services Agreement, dated September 13, 1995, between the Registrant and SteriGenics International. (Incorporated
          herein by reference to Exhibit 10.19 filed previously with the
          Registrant's Registration Statement on Form S-1 (Registration No.
          33.80453))

10.13     Amended and Restated Stockholder Rights Agreement, dated October 16,
          1995, between the Registrant and certain holders of the Registrant's securities.(Incorporated herein by reference to as Exhibit 10.20 filed previously with the Registrant's Registration Statement on Form S-1
          (Registration No. 000-27422.))

10.14     Contribution Agreement, dated March 31, 1995, by and among Philip E.
          Eggers, Robert S. Garvie, Anthony J. Manlove, Hira  V. Thapliyal and
          the Registrant.(Incorporated herein by reference to Exhibit 10.21 filed previously with the Registrant's Registration Statement on Form S-1
          (Registration No. 33.80453))

10.15     Amended Rights Agreement, dated October 2, 1998, between the the Registrant and Norwest Bank Minnesota, N.A.
          (Incorporated herein by reference to Exhibit 1 previously filed with the Registrant's Registration Statement on Form 8-A
          filed October 21, 1998 (Registration number 000-27422).

10.16     Amended Distribution Agreement, between the
          Registrant and Arthrex, GmbH. effective October 2, 1998.
          (Incorporated herein by reference to  Exhibit
          10.20 previously filed with the Registrant's Quarterly
          Report on Form 10-Q  for the period ended April 3, 1999.

10.17     Employment Letter Agreement, dated June 20, 1997, between the
          Registrant and Michael A. Baker. (Incorporated herein by reference to
          Exhibit 10.24 previously filed with Amendment No. 1 to
          the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 1997.

10.18   + Exclusive Distributor Agreement, dated August 21, 1997, between the
          Registrant and Kobayashi Pharmaceutical Company, Ltd. (Incorporated
          herein by reference to Exhibit 10.25 previously filed
          with the Registrant's Quarterly Report on Form 10-Q  for the period ended September 27, 1997).

10.19   + License Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated
          herein by reference to Exhibit 10.26 previously filed
          with the Registrant's Annual Report on Form 10-K for the period ended January 3, 1998).

10.20   + Development and Supply Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated
          herein by reference to Exhibit 10.27 previously filed
          with the Registrant's Annual Report on Form 10-K for the period ended January 3, 1998).

10.21     Lease Agreement dated March 25, 1998 between the Registrant and Aetna
          Life Insurance company for the Registrant's facility located at 840
          Del Rey Avenue, Sunnyvale, California 94086. (Incorporated
          herein by reference to Exhibit 10.28 previously filed
          with the Registrant's Annual Report on Form 10-K for the period ended January 3, 1998).

10.22   + Term sheet for License and Distribution Agreement between Xomed
          Surgical Products and the Registrant dated June 25, 1998.
          (Incorporated herein by reference to Exhibit 10.29 previously filed with the Registrant's Quarterly Report on Form 10-Q  for the period ended October  3, 1998).

10.23   + License Agreement dated February 9, 1999 between the
          Registrant and Collagen Aesthetics. (Incorporated
          herein by reference to  Exhibit 10.27 filed  previously
          with the Registrant's Annual Report on Form 10-K for the period ended January 2, 1999).

10.24     Change of Control Agreement between the Registrant and the CEO.
          (Incorporated herein by reference to Exhibit 10.28 filed
          previously  with the Registrant's Annual Report on Form 10-K for the period ended January 2, 1999).

10.25     The form of "VP Continuity Agreement" between the Registrant and its Vice presidents.  (Incorporated herein
          by reference to Exhibit  10.29 filed previously
          with the Registrant's Annual Report on Form 10-K
          for the period ended January 2, 1999).

10.26     Letter Agreement, between the Registrant and
          Collagen Aesthetics dated February 9, 1999. (Incorporated herein by reference to Exhibit  10.30 filed previously
          with the Registrant's Annual Report on Form 10-K /A
          for the period ended January 2, 1999).

10.27     Employment Letter Agreement, between the Registrant
          and John R. Tighe dated January 26, 1999. (Incorporated herein by reference to Exhibit 10.30 previously filed
          with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.28     Employment Letter Agreement, between the Registrant
          and Christine E. Hanni dated May 12, 1999. (Incorporated herein by reference to the same-numbered Exhibit 10.31 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.29     Employment Letter Agreement, between the Registrant
          and Bruce Prothro amended May 19, 1999. (Incorporated herein by reference to Exhibit 10.32 previously filed
          with the Registrant's Quarterly Report on Form 10-Q  for the period ended April 3, 1999).

10.30   + Litigation Settlement Agreement, between the Registrant and
          ETHICON, Inc. dated June 24, 1999. (Incorporated herein
          by reference to Exhibit 10.33 previously filed
          with the Registrant's Quarterly Report on Form 10-Q  for the period ended July 3, 1999).

10.31     Relocation Loan Agreement, between the Registrant and John R.
          Tighe dated  May 1,1999. (Incorporated herein
          by reference to Exhibit 10.34 previously filed
          with the Registrant's Quarterly Report on Form 10-Q  for the period ended July 3, 1999).

10.32     Line of Credit Agreement with Silicon Valley Bank dated
          June 11, 1999.  (Incorporated herein by reference to Exhibit 10.35 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.33     Amendment to License Agreement between ArthroCare Corporation and Inamed Corporation dated October 1, 1999.  (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant's
          Registration Statement on Form  S-3. (file no. 333-87187))

24.1    Power of Attorney.

27.1    Financial Data Schedule.

+       Confidential treatment granted.
++      Confidential treatment requested.

b) Reports on Form 8-K

None

ARTHROCARE CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 1999

ARTHROCARE CORPORATION a Delaware corporation

(Registrant)

Date: November 16, 1999

By:	/s/ CHRISTINE E. HANNI

Christine E. Hanni
Vice President of Finance, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer and Accounting Officer)

Date: November 16, 1999

By:	/s/ MICHAEL A. BAKER

Michael A. Baker
President, Chief Executive Officer and Director
Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number                          Exhibit Description

24.1      Power of Attorney.
27.1      Financial Data Schedule.