Form 10-K405
period 2000-01-01
ARTHROCARE CORP
filed 2000-03-31
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-27422

ARTHROCARE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3180312
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

595 North Pastoria Avenue
Sunnyvale, California 94086
(Address of principal executive offices including zip code)

(408) 736-0224
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value;
Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of March 3, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $951,070,812 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2000, the number of outstanding shares of the Registrants' Common Stock was 10,853,541.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 2000 Annual Stockholders Meeting (the Proxy Statement) which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended January 1, 2000.

ARTHROCARE CORPORATION

FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

ARTHROCARE CORPORATION

PART I

ITEM 1. BUSINESS

This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to ArthroCare Corporation ("ArthroCare" "we," "us," and "our" refer to ArthroCare Corporation, a Delaware company (unless the context otherwise requires). Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference, and those factors described under "Additional Factors that Might Affect Future Results".

OVERVIEW

We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue thereby potentially reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, shrink, sculpt and suction soft tissue and to seal small bleeding vessels. Ablation is the disintegration or removal of tissue. Our soft- tissue surgery systems consist of a controller unit and an assortment of disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, cosmetic surgery, ear, nose and throat (ENT), surgery, spinal surgery, neuro surgery, general surgery and various cardiology applications. We have formed the following business units for commercialization of our technology in non- orthopedic markets: Visage®, to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; ENTec® to commercialize our ENT surgery products for use in head and neck surgical procedures; ArthroCare Spine™, to commercialize our technology in the spine and neurological surgery markets; and AngioCare™, to commercialize our technology in cardiology market.

We have received 510(k) clearance from the United States Food and Drug Administration, the FDA, to market our Arthroscopic Surgery System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. The CE Mark is a requirement to sell our products in most of Western Europe. Our Cosmetic Surgery System has been cleared by the FDA and is CE marked for general dermatologic, skin resurfacing for the purpose of wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have received 510(k) clearances for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures in the United States. In addition, in February 2000, we received clearance from the FDA to market our ENT Surgery System for the treatment of snoring. Our Spinal Surgery System is CE marked for spinal and neuro surgery, and we received 510(k) clearance in the United States to market this system for spinal surgery. We have also received 510(k) clearance to market products based on Coblation technology for general surgery.

We commercially introduced our Arthroscopic Surgery System in December 1995 and have derived substantially all of our sales from this system. As of January 1, 2000, we had shipped more than 6,500 controller units and more than 600,000 disposable devices for a variety of indications. We are marketing and selling our arthroscopic, ENT and spinal surgery products in the United States through a network of independent distributors supported by regional managers. We have more than 88 distributors representing more than 350 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. We have signed a worldwide distribution agreement with Collagen Aesthetics, Inc., which was acquired by Inamed Corporation, for our cosmetic surgery products. In addition, we have entered into a license agreement under which the SciMed division of Boston Scientific Corporation will develop, obtain regulatory approval for and market products based on Coblation technology for a specific application within the cardiology market.

The following is a current list of our Coblation-based disposable devices:

	Date of	Current
Product Families	Introduction	# of models

Arthroscopy

90 Degree Wands
Eliminator ™	June 1998	1
LoPro™	April 1998	1
90 degree	August 1995	3

Suction Wands
CoVac ™	June 1998	2
TurboVac™	December 1998	2
MultiVac	February 2000	2

Shrinkage Wands
CAPSX™	April 1998	1
CAPSure™	June 1999	2

Standard
TurboBevel	December 1996	3
Saber™	June 1998	1
Small Joint	December 1997	2
TurboDome	July 1996	5
Microblator™	December 1999	1

Spine
ACCESS ™SpineWand™	September 1999	1
DisCoblator™	September 1999	1

Visage/Refinity Coblation System
Resurfacing Stylet	June 1998	2
MicroElectrode Dissector	December 1998	1
MicroCoblator™	December 1999	1

ENTec
Hummingbird™	March 1999	1
Plasma Scapel	November 1998	2
Reflex™	June 1999	2
EVac™	February 2000	1

General Surgery
Plasma Scalpel GS	September 1999	1
TuboVac GS	November 1999	1

For information regarding the status of our regulatory approvals for our products, see the information under the heading "Government Regulation" in the section entitled "Business."

ArthroCare Strategy

Our objective is to use our patented Coblation technology to design, develop, manufacture and sell innovative, clinically superior surgical devices for the arthroscopic surgical treatment of joint injuries and for the surgical treatment of other soft-tissue conditions throughout the body. The key elements of our strategy include:

  EXPANDING OUR PRODUCT OFFERING TO ADDRESS A LARGER NUMBER OF ARTHROSCOPIC PROCEDURES. We are continuously expanding our portfolio of products in arthroscopy by enhancing our existing products to serve the needs of physicians. For example, we have increased our penetration of arthroscopy procedures in the knee through the addition of disposable devices with suction capability.

  EXPANDING INTO ADDITIONAL SURGICAL MARKETS. Our systems are being used to perform many types of arthroscopic surgeries and also have been cleared for use in certain types of cosmetic, ENT, spinal and general surgery procedures. We have CE marked our neurological products for sale in Europe. We are planning to introduce these products in the United States once FDA marketing clearance is received. We are developing our Coblation technology for use in myocardial revascularization, a cardiology procedure, with our partner, Boston Scientific Corporation.

  EXPANDING INTERNATIONAL PRESENCE. We have established an extensive distributor network, supported by our regional managers, in selected international markets. We have signed agreements with several marketing partners to assist with regulatory requirements and to market and distribute our products internationally.

  STRUCTURING FLEXIBLE STRATEGIES TO COMMERCIALIZE OUR COBLATION TECHNOLOGY. We have chosen to adopt a customized distribution strategy to optimize our commercialization efforts in each of our target markets. In arthroscopy, spinal and ENT surgery, we utilize distributor relationships supported by focused regional managers and a small direct sales force. In cosmetic surgery, we have chosen to partner with a leading cosmetic surgery company, Inamed Corporation. We have chosen to partner with Boston Scientific Corporation to further develop and to commercialize our technology in the myocardial revascularization application of the cardiology market.

COBLATION TECHNOLOGY

Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation. Coblation technology involves an innovative use of radio frequency energy characterized by precision, accuracy, ease of use and the capability of performing at temperatures lower than current traditional electrosurgical tools.

Traditional electrosurgical tools rely upon heat to burn away targeted tissue, which often results in thermal damage to tissue surrounding the surgical area. Additionally, the lack of tactile feedback with these devices makes it difficult for surgeons to control the depth of tissue penetration. Coblation technology employs a lower temperature process that minimizes the risk of thermal burn of tissue while increasing the surgeon's control and precision.

Coblation technology uses an electrically conductive fluid in the gap between the electrode and tissue. When electrical current is applied to this fluid, it creates a charged layer of particles. As the layer of charged particles comes into contact with the targeted tissue, the molecular bonds within the cells of the targeted tissue are broken. This process causes the cells to disintegrate molecule by molecule, so that tissue is volumetrically removed. Because this effect is confined to the surface layer of the targeted tissue, minimal damage occurs to surrounding tissue, potentially resulting in reduced pain and faster recovery for the patient. An additional advantage is that Coblation can be performed in a continuous mode, resulting in efficient tissue ablation thereby reducing the overall procedure time as compared to conventional methods. In addition to achieving more precise tissue ablation or shrinkage and less damage to surrounding tissue, surgical devices based on Coblation technology can achieve sealing of bleeding vessels near the surgical site.

We believe Coblation technology is applicable to soft-tissue surgery throughout the body, and we have expanded its use into several non- arthroscopic indications. In addition, we are continually exploring possibilities for the use of Coblation technology in other markets.

We commercially introduced our soft-tissue surgery system in December 1995 and by the year ended January 1, 2000, we had reported 49 months of sales. Since the arthroscopic soft-tissue surgery system accounts for most of our product sales, we are highly dependent on its sales. Our spinal surgery, neuro surgery, cosmetic surgery, and ENT surgery products have only recently become available, and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology and continue working on new product development efforts specifically for knee applications. Furthermore, in order to maintain and increase current market penetration we must be aggressive in increasing our installed base of controllers to generate increased disposable device revenue. To date, we have placed our controller units at substantial discounts in order to stimulate demand for our disposable devices.

We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long- term clinical follow-up to support the marketing efforts for our Arthroscopic System. We believe that continued recommendations and endorsements by influential arthroscopic surgeons are essential for market acceptance of our Arthroscopic System. If our Coblation technology does not continue to receive endorsement by influential surgeons or our long-term data does not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

THE ARTHROSCOPY MARKET

In 1999, approximately 2.9 million arthroscopic procedures were performed in the United States. Due to patient demand for less invasive procedures, we believe the number of arthroscopic procedures is growing. In addition, a greater emphasis on physical fitness and an aging population is increasing the incidence of joint injuries. Joints are susceptible to injuries from blows, falls or twisting, as well as from natural deterioration and stiffening associated with aging.

Historically, joint injuries have been treated using open surgery involving large incisions, a hospital stay and a prolonged recovery period. In contrast, arthroscopic surgery, which was introduced in the early 1980's, is performed through several small incisions called portals and can be performed on an outpatient basis. We believe that arthroscopic surgery has gained wide market acceptance because it offers shorter hospital stays and reduced recovery time, resulting in reduced costs and improved medical outcomes.

To perform arthroscopic surgery, a surgeon uses a tool to visualize the site and other tools to perform the surgery. The tool used to visualize the site, called an arthroscope, is a small fiber-optic viewing instrument made up of a small lens, a light source and a video camera, which allows the surgeon to view the surgical procedure on a video monitor. During the arthroscopic procedure, an irrigant such as saline is flushed through the joint to permit clear visualization through the arthroscope and to create the space within the joint for the surgical procedure. The surgeon inserts the arthroscope into the joint through a portal measuring approximately six millimeters, or 1/4 of an inch, in length. Other portals are used for the insertion of surgical instruments to perform the surgery and to facilitate the flow of irrigants. With small incision sites and direct access to most areas of the joint, a surgeon can diagnose and correct an array of joint problems such as cartilage tears, ligament tears and removal of loose and degenerative tissue.

The advantages of arthroscopic surgery over open surgery are often significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits including reduced pain; treatment on an outpatient basis; reduced or eliminated hospitalization times; immediate joint mobility and less muscle atrophy; less surrounding tissue damage; lower rate of complications; and generally quicker rehabilitation. In addition, treatment on an outpatient basis and reduced operating time can significantly lower hospital costs.

Knee

The knee is the most commonly injured joint. In 1999, knee injuries accounted for approximately 1.5 million arthroscopic procedures in the United States. Damage to a meniscus, a pad of cartilage that helps cushion the knee joint, is a common form of knee injury. A meniscus can be torn by a twist of the leg when the knee is flexed, displaced either inward toward the center of the shin bone or outward beyond the surface of the thighbone, or worn down by normal aging. The knee is also susceptible to partial or complete tears of the ligaments and degeneration of the cartilage on the underside of the kneecap. In addition, the cartilage covering the bony surfaces of the knee can become rough or tear loose from the bone as a result of age or injury, causing pain and interfering with smooth joint movement.

Shoulder

The shoulder joint, because of its range of motion, is susceptible to a number of injuries. In 1999, approximately 670,000 arthroscopic procedures in the shoulder were performed in the United States. We believe that shoulder arthroscopy is the fastest-growing portion of the arthroscopy market. With repetitive motion and lifting of the arm, such as that which occurs during a tennis serve, a bone formation of the upper arm may pinch one of the shoulder muscles and cause persistent pain, known as a rotator cuff injury. Strengthening exercises and physiotherapy can treat this condition; however, many rotator cuff injuries require surgical intervention. We believe that a significant percentage of the population is born with a susceptibility to rotator cuff injuries.

Elbow, Ankle, Wrist and Hip

The elbow, ankle, wrist and hip joints are also susceptible to certain stress-related injuries and deterioration due to aging. In 1998, approximately 200,000 arthroscopic procedures were performed in the elbow, ankle, wrist and hip in the United States. We believe that the current number of surgical procedures in the elbow, ankle, wrist and hip is relatively small due to the limitations of conventional arthroscopic surgical equipment.

CONVENTIONAL TREATMENT METHODOLOGIES: THE PROBLEM

Most arthroscopic procedures require the surgeon to probe, cut, sculpt and shape tissue and seal bleeding vessels to achieve satisfactory results. Surgeons frequently use a combination of instruments when performing an arthroscopic procedure because each instrument is designed to perform a specific function. Use of an assortment of tools requires the surgeon to insert and remove each of the tools from the portals several times during the same procedure.

Surgical procedures can employ one or more of four groups of surgical instruments: (1) power or motorized instruments, such as cartilage and bone shavers; (2) mechanical instruments, such as basket punches, graspers and scissors; (3) electrosurgical systems; or (4) laser systems.

Power instruments are generally used to smooth tissue and cartilage defects on the surface of the bones of the joint. The damaged tissue is removed from the joint using suction through a tube surrounding the shaft of the tool, which can become obstructed by bits of tissue and bone. Power shavers have rotating cutters inside a tube and are available in a number of tip angles or sizes for the precise shaving of tissue. Mechanical tools must be resharpened at regular intervals and sterilized after each procedure.

Conventional electrosurgical systems are used to seal blood vessels, which is necessary to minimize bleeding and maximize the arthroscopic surgeon's visibility of the procedure through the arthroscope. Conventional electrosurgical systems contain two electrodes: the electrode tip held by the surgeon and a dispersive pad that rests under the patient's body. The metal electrode tip of the instrument, which resembles a pencil point, is placed on or near the bleeding vessel to be sealed. A generator connected to the electrode delivers high-frequency voltage that arcs between the electrode and the target tissue, sealing blood vessels in its vicinity. After arcing, the current travels through the remaining tissue of the patient's body, through the skin to the dispersive electrode pad, before being directed back to the generator.

Laser systems are used to remove tissue while sealing bleeding vessels. Because laser systems are not tactile tools, the surgeon cannot feel how much tissue is being ablated. The surgeon must be extensively trained to precisely position the laser to control the depth of tissue penetration to minimize unintended tissue damage. In addition, the temperature of the laser instrument is high and, as a result, can cause damage to surrounding tissue and vascular areas. We believe that laser tools have not received wide acceptance because of high capital cost and significant ongoing maintenance and operating expenses, lack of tactile feedback for the surgeon, required training and certification, and the concern about damage that may be caused by the significant heat generated by these devices.

THE ARTHROCARE ARTHROSCOPIC SYSTEM: A SOLUTION

Our Arthroscopic System is a radio frequency surgical device intended to perform tissue ablation, sculpting or shrinkage as well as sealing bleeding vessels. Our Arthroscopic System is comprised of an assortment of disposable bipolar multi-electrode and single electrode devices, a connecting cable, foot pedal or switch and a radio frequency controller. We sell our Arthroscopic System for use in all six major joints: knee, shoulder, elbow, ankle, wrist and hip. Many types of tissue, including cartilage and ligaments, can be ablated using our Arthroscopic System.

Our controller delivers radio frequency energy to the disposable device. Surgeons can use the disposable device to ablate, sculpt or shrink tissue or seal bleeding vessels. The surgeon can control the mode of operation and power setting with the foot pedal or keys on the front panel of the controller.

Accordingly, a surgeon using the Arthroscopic System does not need to remove and insert a variety of instruments to perform different tasks as is required when using conventional arthroscopic instruments. Our disposable devices are approved for sale in tip sizes ranging from 1.5 mm to 4.5 mm, and in tip angles ranging from zero to 90 degrees. We currently sell 25 models for arthroscopy in various tip sizes, angles and shapes, enabling the surgeon to ablate different volumes of tissue and to reach treatment sites not readily accessible by existing mechanical instruments and motorized cutting tools. In addition, some of our disposable devices provide suction capability.

We commercially introduced the Arthroscopic System in December 1995. The list price of the controller, including the cable, is approximately $7,500. The disposable devices have list prices ranging from approximately $115 to $195, and typically one disposable device is used per procedure. We are marketing and selling our Arthroscopic System in the United States through a network of independent orthopedic distributors and a small direct sales force. We have ramped up our manufacturing capabilities, and from 1998 to 1999, have almost doubled our disposable volumes while maintaining yields.

The Spinal Surgery Market

We believe spinal surgery has an estimated 1999 market size of more than $1 billion and is the most rapidly growing segment of orthopedic surgery, increasing in excess of 25 percent annually. Chronic back pain afflicts approximately nine million people in the U.S. and is the number one cause of healthcare expenditures. Chronic back pain is estimated to cost the nation more than $50 billion per year in direct and indirect medical expenses. Approximately one-half of those afflicted suffer from disabling pain; chronic back pain is the most common reason for disability for persons under age 50 and is the second leading cause of workers' absenteeism. The major causes of persistent, often disabling, back pain are disruption of a portion of the disc, chronic inflammation of the disc, also known as herniation, or relative instability of the vertebral bodies surrounding a given disc, such as the instability that often occurs due to a degenerative disease. Intervertebral discs mainly function to cushion and tether the vertebrae, providing flexibility and stability to the patient's spine. As discs degenerate, they lose their water content and height, bringing the adjoining vertebrae closer together. This results in a weakening of the shock absorption properties of the disc and a narrowing of the nerve openings in the sides of the spine which may pinch these nerves. This disc degeneration can eventually cause back and leg pain.

Often, inflammation from disc herniation can be treated successfully by non-surgical means, such as rest, therapeutic exercise, or through the use of anti-inflammatory medications. In some cases, the disc tissue is irreparably damaged, thereby necessitating a discectomy, the removal of a portion of the disc or the entire disc to eliminate the source of inflammation and pressure. In more severe cases, the adjacent vertebral bodies must be stabilized following excision of the disc material to avoid recurrence of the disabling back pain. One approach to stabilizing the vertebrae, termed spinal fusion, is to insert an interbody graft or implant into the space vacated by the degenerative disc. In this procedure, a small amount of bone may be grafted from other portions of the body, such as the hip, and packed into the implants. This allows the bone to grow through and around the implant, fusing the vertebral bodies and alleviating the pain.

Another surgical treatment for degenerative disc disease, termed laminectomy, involves cutting away the lamina, the bony plate that connects the bony ridges of the spine, known as pedicles. This allows the nerve tissue to shift position to release pressure.

Until recently, spinal discectomy, laminectomy and fusion procedures resulted in major operations and traumatic dissection of muscle and bone removal or bone fusion. The open surgical procedures are invasive and typically require a team of surgeons due to the length and complexity of the procedure. Recovery time is also lengthy. To overcome the disadvantages of traditional traumatic spinal surgery, minimally-invasive spinal surgery was developed. In minimally-invasive spinal procedures, the spinal canal is not penetrated and therefore bleeding with ensuing scarring is minimized or completely avoided. In addition, the risk of instability from ligament and bone removal is generally lower in minimally-invasive procedures than with open discectomy. Further, less trauma during surgery often results in rapid rehabilitation and fast recovery.

We believe that approximately 1.9 million spine procedures are performed annually worldwide. We also believe that spinal surgery is the most rapidly growing segment of orthopedic surgery.

Conventional Treatment Methodologies for Treatment of Spine Diseases and Disorders

Techniques for the treatment of spinal diseases or disorders include laser and mechanical techniques. These procedures can be "open" or minimally invasive depending on the complexity, and generally require the surgeon to form a passage or operating corridor from the external surface of the patient to the spinal disc(s) for passage of surgical instruments and implants. Typically, the formation of this operating corridor requires the removal of soft tissue, muscle or other types of tissue. This tissue is usually removed with mechanical or powered instruments, such as, graspers, cutters and drills. Multiple mechanical and powered instruments must be used and are time-intensive. In addition, these instruments sever blood vessels within this tissue, often causing profuse bleeding that obstructs the surgeon's view of the target site.

Once the operating corridor is established, the nerve root is retracted and a portion or all of the disc is removed with mechanical or powered instruments. These instruments are typically slow and tedious, and can require up to 40 minutes to remove a single disc. In addition, these instruments, particularly powered instruments, are not extremely precise, and it is often difficult during the procedure to differentiate between the target disc tissue and other structures within the spine, such as bone, cartilage, ligaments, nerves and surrounding tissue. Thus, the surgeon must be extremely careful to minimize damage to the cartilage and bone within the spine, and to avoid damaging nerves.

Both lasers and monopolar radio frequency devices have been used in spinal surgery. We believe both have significant drawbacks. Lasers are expensive and tedious to use. Another disadvantage with lasers is the difficulty in judging the depth of tissue ablation. Because healthy tissue, bones, ligaments and nerves often lie within close proximity of the spinal disc, it is essential to maintain a minimum depth of tissue penetration. Monopolar radio frequency devices increase the risk of unwanted electrical stimulation to portions of the patient's body by utilizing electric current that disperses into the patient's body.

The ArthroCare Spinal Surgery System

In September 1999, we announced our expansion into the spinal surgery market. Our Spinal Surgery System is CE marked. We have received 510(k) clearance for use of the system in spinal surgery procedures in the United. Our spinal surgery products, based on our Coblation technology, include multi-functional disposable devices optimized for spinal surgery. The disposable products are compatible with the controller that is used for arthroscopic and ENT surgery procedures.

Our controller is used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes to ablate tissue and seal bleeding vessels. In some cases, our disposable devices may also include one or more tubes for the delivery of electrically conductive fluid to the target site and/or for suction capability. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense. Although we have had limited clinical experience with these products in spinal surgery procedures, we believe physician and patient benefits experienced in arthroscopic surgery, such as more rapid recovery time, reduced thermal injury to tissue and reduced post-operative pain when compared to existing techniques, could also apply to spinal surgery procedures.

Our disposable devices consist of the ACCESSTM SpineWandTM, ReflexTM and the DisCoblatorTM. The ACCESS SpineWand is a bipolar electrosurgical device designed for controlled ablation of soft tissue. We believe that the ACCESS SpineWand will be an effective tool for creating precise incisions through connective tissue to provide access to the disc in discectomy, laminectomy and fusion procedures. In addition, we believe that the ACCESS SpineWand may be effectively used to remove soft tissue from bones in preparation for fusion procedures.

The DisCoblator is a bipolar electrosurgical device designed for aggressive removal of large tissue volumes. The DisCoblator includes fluid delivery and suction capabilities and incorporates an active screen electrode design to inhibit clogging. We have marketed the DisCoblator to volumetrically remove a portion or all of the disc during discectomy and fusion procedures. Although there has been limited clinical experience with this product, we believe that the DisCoblator is capable of removing a disc in less time than mechanical instruments, such as graspers or cutters.

The ArthroCare Neuro Surgery Market

Approximately 250,000 surgical procedures are performed in the brain each year, and more than 110,000 metastatic brain tumors are diagnosed annually in the United States. According to the American Cancer Society, brain tumors are the second fastest growing cause of cancer death among people over age 65 and are one of the most common types of cancer found in children. In addition, brain trauma affects another 1.5 million people each year in the United States.

Conventional Treatment Methodologies for Treatment of Neurological Diseases

Surgery, radiation, and chemotherapy are the three most common treatments used individually or in combination, for brain tumors. While, surgery is the preferred method of treatment it is not always practical given difficult or impossible access to the tumor. Coblation therapy can allow minimally invasive access to the tumor and allow the physician to quickly remove solid tissue with minimal thermal injury through its process of molecular disassociation.

The ArthroCare Neuro Surgery System

In February 2000, we announced that we were expanding our marketing efforts for our spinal surgery system to specifically address selected applications in neuro surgery. Our Spinal Surgery System is CE marked in Europe and we will utilize this system for use in neuro surgery. We have received 510(k) clearance for use of the system in spinal surgery procedures in the United States and are awaiting clearance for neuro surgery applications. Our spinal and neuro surgery products, based on our Coblation technology, include multi-functional disposable devices optimized for spinal and neuro surgery. The disposable products are compatible with the controller that is used for arthroscopic and ENT surgery procedures.

Our controller is used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes to ablate tissue and seal bleeding vessels. In some cases, our disposable devices may also include one or more tubes for the delivery of electrically conductive fluid to the target site and/or for suction capability. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense. Although we have had limited clinical experience with these products in neuro surgery procedures, we believe physician and patient benefits experienced in arthroscopic surgery, such as more rapid recovery time, reduced thermal injury to tissue and reduced post-operative pain when compared to existing techniques, could also apply to neuro surgery procedures.

The Ear, Nose and Throat (ENT) Market

We believe that in 1998, approximately 1.4 million ENT procedures were performed worldwide. Surgical procedures are commonly used to treat ear, nose and throat disorders, including obstructive sleep apnea, snoring and other obstructions of the sinus and nasal passages. For example, surgical approaches for the treatment of obstructive sleep apnea include the removal of excess tissue from the upper airway or moving the lower jaw forward to widen the patient's airway. These procedures are performed by highly specialized surgeons, are expensive, are extremely painful for the patient and involve lengthy recovery periods. Non-invasive treatment approaches include continuous positive airway pressure, or CPAP, which requires the patient to wear a nasal mask connected to an airflow generator that forces air through the nasal passages during sleep.

Conventional treatment methodologies for ENT surgical procedures have been performed by lasers, endoscopes and microsurgical tools. We believe our Coblation technology can be used in numerous types of ENT procedures.

The ArthroCare ENT Surgery System

Our ENT Surgery System uses the same technology as the Arthroscopic System, which ablates tissue through a more precise and significantly cooler process than that of traditional electrosurgery devices. Our controller is used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes to ablate tissue while sealing bleeding vessels. In some cases, our disposable devices may also include one or more tubes for the delivery of electrically conductive fluid to the target site and/or for suction capability. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operative time and expense. Although we have had limited clinical experience with these products in ENT surgery procedures, we believe physician and patient benefits experienced in arthroscopic surgery, such as more rapid recovery time, reduced thermal injury to tissue and reduced post-operative pain when compared to existing techniques, could apply to ENT surgery procedures.

Our ENT Surgery System is CE marked, and we have received 510(k) clearances for use of the system in general head, neck and oral surgical procedures, minimally-invasive sinus surgery, and the treatment of snoring in the United States. We have been marketing the ENT surgery products through a network of distributors and regional sales managers in the United States and internationally since February 1999.

The Cosmetic Surgery Market

The cosmetic surgery market is primarily comprised of procedures for skin resurfacing to rejuvenate, remove or reduce wrinkles of the skin, remove scarring or lesions and perform traditional techniques such as face lifts or brow lifts. Of the approximately 1.6 million cosmetic surgery procedures performed annually worldwide, approximately 325,000 were laser resurfacing procedures performed in the United States to reduce the wrinkled appearance of skin.

Conventional Treatment Methodologies for Cosmetic Surgery

Conventional methods of skin resurfacing include chemical peels, dermabrasions and laser resurfacing. In chemical peels, an acid-based chemical solution is used to improve the texture of the skin by removing its damaged outer layers. In dermabrasion, surgical scraping is used to remove the skin's top layers. Chemical peels and dermabrasions have minimal effect on wrinkles, and can cause scarring and pigmentary changes. Lasers are often used to achieve wrinkle reduction and removal. The conventional continuous wave carbon dioxide, or CO2 laser has been used successfully to resurface skin. However, the excessive heat diffusion into surrounding skin during the use of this laser results in unwanted cell death and unacceptable rates of scarring and impaired wound healing. The new generation of pulsed lasers has proven to be an effective method for the treatment of surface imperfections and irregularities, including wrinkles, pigmented spots, and acne scars. These lasers permit precise ablation of tissue with minimal accumulation and dispersion of heat resulting in minimal thermal damage and char.

The ArthroCare Cosmetic Surgery System

Our Cosmetic Surgery System utilizes the same technology as the Arthroscopic System, which removes tissue through a more precise and significantly cooler process than traditional electro surgery systems or dermatologic lasers. Our Cosmetic Surgery System is a radio frequency, electro surgical device for use in skin resurfacing and other dermatologic and cosmetic procedures. Our Cosmetic Surgery System incorporates a disposable bipolar device, a connecting resterilizable handpiece with cable and a radio frequency controller. This controller design differs from the controllers used in arthroscopy, ENT surgery and spinal surgery. The controller delivers radio frequency energy to the multi-electrode or single electrode disposable device. Clinical trials indicate that our Cosmetic Surgery System may enable the physician to reduce wrinkles, rhytids and furrows.

Our Cosmetic Surgery System is CE marked for skin resurfacing procedures, and we have received 510(k) clearance for use of the system in general dermatologic procedures as well as skin resurfacing for the purpose of wrinkle reduction in the United States.

We have entered into an worldwide distribution agreement with Inamed Corporation to license, market and distribute our Coblation-based products for cosmetic surgical procedures, typically performed by cosmetic surgeons, dematologists and facial plastic surgeons, including some ENT physicians. The Cosmetic Surgery System is being distributed under the Refinity™ and Coblation® brand names in the U.S. by McGhan, a worldwide leader in the cosmetic and plastic surgery product markets and an Inamed company. Internationally, the Cosmetic Surgery System is being distributed under the Coblation® Plasma Surgery System name by Collagen Aesthetics an Inamed Corporation.

ArthroCare's Cardiology Program

We have established a program to explore the application of our Coblation technology in various areas within cardiology. One of our programs is in myocardial revascularization, a newly-introduced procedure for treatment of heart disease. Lasers have been recently introduced for use in myocardial revascularization. However, we believe that the high capital cost associated with lasers may impede the widespread adoption of this technology.

We believe that Coblation technology could be used to perform myocardial revascularization. We have an agreement with Boston Scientific Corporation under which they will further develop, seek regulatory approvals for and market our Coblation technology for use in this application.

Benefits of Our Coblation Technology

Our patented Coblation technology, delivered in the form of multi-electrode and single electrode, bipolar disposable devices, offers a number of benefits that we believe may provide advantages over competing surgical methods and devices. The principal benefits include:

  EASE OF USE. Our Coblation-based soft-tissue surgery systems perform many of the functions of mechanical tools, power tools and electrosurgery instruments, allowing the surgeon to use a single instrument. The lightweight device is simple to use and complements the surgeon's existing tactile skills without the need for extensive training.

  PRECISION. In contrast to conventional tools, our Coblation-based soft tissue surgery systems permit surgeons to perform more precise tissue ablation and sculpting. We believe this may result in more rapid patient rehabilitation.

  BENEFITS TO PATIENTS. Coblation technology operates at cooler temperatures than traditional electrosurgical tools. This can lead to significant benefits for patients treated with Coblation-based disposable devices due to the minimal amount of thermal injury to surrounding tissue. As a result, we believe that patients are likely to experience less trauma and pain following surgery and may recover more quickly.

  ABLATION AND SEALING OF BLEEDING VESSELS. Our Coblation- based soft-tissue surgery systems allow for the efficient sealing of bleeding vessels without changing tools.

  COST REDUCTION. Our Coblation soft-tissue surgery systems eliminate the need to introduce multiple instruments to remove and sculpt tissue and seal bleeding vessels. We believe this may reduce operating time and thereby produce cost savings for health care providers.

DEPENDENCE UPON COLLABORATIVE ARRANGEMENTS

Inamed Corporation. In early 1999, we entered into a license and distribution agreement with Inamed Corporation (through its' acquisition of Collagen Aesthetics, Incorporated), under this agreement, Inamed acquired exclusive, worldwide marketing rights for our cosmetic surgery products. We perform product development, manufacturing, and clinical and regulatory functions for our Cosmetic Surgery System.

Boston Scientific Corporation. In February 1998, we entered into a license and distribution agreement under which Boston Scientific Corporation will help to develop, obtain regulatory approval for and market products based on our Coblation technology for myocardial revascularization procedures. Under the agreement, Boston Scientific Corporation acquired exclusive licensing rights to our intellectual property in this field. Boston Scientific Corporation will pay licensing fees to us upon achievement of designated clinical and regulatory milestones, and royalties on sales of resulting products. Boston Scientific Corporation will perform clinical and regulatory functions, product development and sales and marketing. We will also focus on product development and will manufacture devices for Boston Scientific Corporation.

RESEARCH AND DEVELOPMENT

We have focused our research and development efforts in two areas. First, in response to physician feedback, we are continually working on enhancements to designs of our products to provide greater versatility in existing features and functions. In addition, we continue to design new disposable devices that incorporate added functionalities. Second, we are exploring new applications of our Coblation technology in other soft-tissue surgical markets. We have undertaken preliminary studies and development for the use of our technology in several fields.

MANUFACTURING

Our disposable devices and controllers are currently manufactured in our 10,000 square foot manufacturing facility in Sunnyvale, California. Our products are manufactured from several components, some of which are supplied to us by third parties.

Most of the components we use in the manufacture of our products are available from more than one supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers for such components may not be accomplished quickly. With respect to a few components, we rely upon single source suppliers. For example, one single source supplier provides us with a component used in substantially all of our disposable devices. In addition, we use a single subcontractor to sterilize our disposable devices. If the services of this subcontractor were interrupted, we cannot be sure that we would be able to identify and qualify an alternate sterilizer prior to the occurrence of any disruption in our manufacturing process. We do not believe any such disruption is likely since this subcontractor has several facilities from which it is able to provide sterilization services to us. We are dependent upon these third parties for the manufacture of our products, and our profit margins and our ability to develop and deliver such products on a timely basis may be adversely affected by the lack of alternative sources of supply. See "Risk Factors-We Have Limited Manufacturing Experience" for a description of the potential disruption in supply of our products and risks to our operations resulting from our reliance upon single source suppliers.

Manufacture of the controllers was brought in-house in late 1997 for purposes of maintaining process control, ensuring adequate supply, and leveraging fixed costs. We manufacture three different controller models for which the manufacturing process is substantially the same.

We currently manufacture 40 different versions of our disposable devices. Due to the various attributes of our disposable devices, which include, among other functions, fluid management and suction, the manufacturing process is varied. In order to improve yields, we have recently converted from batch processing of our disposable devices to a continuous manufacturing process.

We have established quality assurance systems in conformance with the FDA's Quality System Regulation, or QSR. Our facility has received ISO 9001/EN46001 certification and is in conformance with the Medical Device Directive, or MDD, for sale of products in Europe.

MARKETING AND SALES

We estimate that of the 18,500 orthopedic surgeons in the United States, approximately 80% perform arthroscopy and approximately 40% consider arthroscopy to be their major practice area. We have shipped more than 6,800 controller units and approximately 630,000 disposable devices as of January 1, 2000 for a variety of indications. We use a combination of distributors supported by regional sales managers, a small direct sales force and corporate partners to sell our products both domestically and internationally.

We are marketing and selling our arthroscopic, spinal surgery and ENT surgery products in the United States through a network of independent distributors supported by regional sales managers and a small direct sales force. We have more than 35 distributors representing more than 350 field sales representatives in the United States. Inamed Corporation is the worldwide distributor for our Cosmetic Surgery System.

We are marketing and selling our neuro surgery products internationally and will market in the United States after receipt of 510(k) clearance from the FDA. In order to facilitate the introduction of this new product line we will leverage our existing distribution system for spinal surgery.

We have established distribution capability in certain countries by means of exclusive and non-exclusive distribution agreements with corporations, including with Arthrex for the distribution of our arthroscopy products in Europe, South Africa, South and Central America and Russia; Kobayashi Pharmaceutical for the distribution of our arthroscopy, spinal surgery and ENT surgery products in Japan; and Smith & Nephew, Inc. for the distribution of our arthroscopy and ENT surgery products in New Zealand and Australia. We have also established distribution capability through relationships with distributors in Korea, Taiwan, Canada, Mexico, the Caribbean, the Middle East and Northern Africa.

We believe the use of our products is generally intuitive to surgeons and does not require extensive training. We frequently conduct training seminars and demonstrations at regional training centers and trade shows. Our partners also conduct training activities in their areas of responsibility.

At hospitals and surgical centers where several procedures can be performed simultaneously, the procurement of multiple controllers is required. We have offered our controllers at substantial discounts in the past and may be required to continue to offer such discounts to generate demand for our disposable devices. In addition, motorized and mechanical instruments, lasers and electro surgery systems currently used by hospitals, surgical centers and private physicians have become widely accepted. If physicians do not determine that our soft-tissue surgery systems are an attractive alternative to conventional means, our business would be materially adversely affected.

PATENTS AND PROPRIETARY RIGHTS

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We own 20 issued U.S. patents and 16 issued international patents. In addition, we have more than 70 pending U.S. patent applications and over 100 international patent applications corresponding to over 20 of the U.S. filings. The initial U.S. patent is currently set to expire in 2008, three issued patents are currently expected to expire between 2008 and 2012 and the other 16 U.S. patents are expected to expire between 2014 and 2016. We believe that the issued patents are directed at, among other things, both the core technology used in our soft- tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures.

The issued patents are directed at, among other things, the following:

  systems and methods for applying radio frequency energy to tissue in the presence of electrically conductive fluid such as isotonic saline;

  disposable devices having an electrode array and a system designed to supply current independently to individual electrodes; and

  systems and methods for employing radio frequency energy in urology, gynecology, ENT, cosmetic surgery, skin resurfacing and cardiac procedures.

The pending patent applications include coverage for the fundamental tissue ablation and cutting technology as well as methods and apparatus for specific procedures.

We cannot assure you that the patents we have obtained, or any patents that we may obtain as a result of our U.S. or international patent applications, will provide any competitive advantages for our products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets.

A number of other companies and universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we cannot assure you that we would be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The inability to do either would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement of third-party patents.

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure you that employees will not breach the agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. On February 13, 1998 we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging among other things, infringement of several of our patents. The lawsuit has been settled. The defense and prosecution of this lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We believe that the lawsuit was necessary, and if others violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel. An adverse determination, other litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be sure that we could obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, results of operations, and future growth prospects.

COMPETITION

We believe that the principal competitive factors in the soft-tissue surgery markets include:

  acceptance by leading physicians;

  improved patient outcomes;

  superior product quality;

  the publication of peer-reviewed clinical studies;

  product innovation;

  sales and marketing capability; and

  strong intellectual property.

Arthroscopy

We compete directly with the providers of tissue removal systems including conventional electrosurgical systems, manual instruments, power shavers and laser systems, in arthroscopic procedures. Smith & Nephew Endoscopy, which owns Acufex Microsurgical, Inc. and Dyonics, Inc.; Conmed Corporation, including its Linvatec unit; Medtronic, Inc., which owns Sofamor Danek; and Stryker Corp. each have large shares of the market for manual instruments, power shavers and arthroscopes.

Johnson & Johnson, including Mitek, a division of its Ethicon, Inc. unit, is marketing a bipolar electrosurgical system developed by Gyrus Medical Ltd., a company based in the United Kingdom. The bipolar electrosurgical system marketed by Mitek competes directly with our tissue ablation and shrinkage technology in arthroscopy. In addition, the Linvatec unit of Conmed Corporation is marketing a monopolar electrosurgical tool for tissue ablation in arthroscopy. Oratec Interventions Inc. manufactures and sells a monopolar tissue shrinkage system that competes directly with our arthroscopic products. The tissue shrinkage market represents a small portion of the overall market in arthroscopy for our products.

We believe that the Arthroscopic System, comprising the controller unit and disposable devices, presents a competitive pricing structure compared to alternative tools being used in arthroscopic procedures. While our disposable devices perform many functions in one tool, most competitive disposable devices only perform a single function. In such cases, multiple disposable or reusable devices would be required. Laser systems have a significantly higher capital cost than our controller and require significant ongoing maintenance and operating expenses. We are also aware of additional competitors that may commercialize products using technology similar to ours.

Spinal and Neuro Surgery

We believe that Coblation technology will compete effectively against conventional tissue removal technology used in spinal and neurosurgery procedures, such as mechanical instruments, monopolar electrosurgical instruments, ultrasonic and powered instruments. Mechanical instruments for tissue removal in the spine are manufactured and sold by a large number of small, diverse, specialty companies, and the substantial bulk of monopolar electrosurgical instruments are manufactured by Valleylab and Linvatec. We may indirectly compete with large companies in the spine fusion market, such as Medtronic Sofamor Danek, Sulzer Spine-Tech, Surgical Dynamics and DePuy Acromed. In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our products. For example, Oratec Interventions manufactures and sells a catheter that uses resistive heating to reduce chronic low back pain caused by degenerative disc disease and Radionics manufactures and sells monopolar electrosurgical instruments for creating RF lesions to denervate tissue in the spine. In neurosurgery, we will directly compete with a variety of tissue removal systems designed for removing brain and cranial-based tumors, such as the CUSA™ , an ultrasonic tissue aspiration system manufactured by Valleylab.

Ear, Nose and Throat Surgery

There are large companies, such as Smith & Nephew, Inc., Stryker Corp., Medtronic, Incorporated, which owns Xomed Surgical Products, Inc., and Conmed Corporation, which have shares of the market for manual and powered instruments for minimally-invasive sinus surgery. In addition, we face competition from laser companies, such as ESC Medical Systems Ltd., which develops and markets lasers for various ENT surgery applications. We expect that competition from these and other well-established competitors will increase as will competition from smaller medical device companies, such as Somnus Medical Technologies, Inc., Elmed Inc. and Ellman International, Inc. Somnus Medical Technologies, Inc. manufactures and sells medical devices that utilize radio frequency energy for the treatment of upper airway disorders, such as snoring and obstructive sleep apnea. Elmed Inc. and Ellman International, Inc. both manufacture and sell a variety of medical devices that use conventional radio frequency energy for tissue removal, cutting and/or coagulation for the treatment of snoring and other ENT surgery procedures.

Cosmetic Surgery

The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels, and companies that manufacture and sell lasers. In skin resurfacing, we will compete with much larger companies that manufacture lasers for medical use, such as Coherent Medical Group and ESC Medical Systems Ltd directly. ESC recently merged with Laser Industries, Ltd. The combined company develops and markets lasers for a broad range of cosmetic applications including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin rejuvenation and others. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery.

We cannot assure you that we can effectively convince surgeons and physicians to adopt our Coblation technology in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than us. We have received 510(k) clearances to market tissue ablation products to treat disorders in other surgical fields that we may enter. These fields are intensely competitive and we cannot assure you that these potential products would be successfully marketed.

Third-Party Reimbursement

In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic, ENT surgery and spinal surgery procedures performed using devices that have received FDA approval has generally been available in the United States. Generally, cosmetic procedures are not reimbursed. In addition, some health care providers are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures.

Government Regulation

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

  recall or seizure of our products;

  operating restrictions, partial suspension or total shutdown of our production;

  refusing our requests for premarket clearance or approval of new products;

  withdrawing product approvals already granted; and

  criminal prosecution.

Unless an exemption applies, generally, before we can introduce a new medical device into the United States market, we must obtain FDA clearance of a 510(k) premarket notification or approval of a premarket approval application, or PMA application. If we can establish that our device is "substantially equivalent" to a "predicate device," i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification will need to be supported by appropriate data, including, in some cases, clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA.

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received clearance to market our Spinal Surgery System in the United States. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market the ENT Surgery System in general head and neck surgical procedures, as well as snoring, minimally-invasive sinus surgery and tonsillectomies. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our marketed devices, but have determined that, in our view, new 510(k) clearances are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, the FDA also may require us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market the Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada and Mexico, to market our cosmetic surgery products in Europe and Canada and to market our ENT surgery products and our spinal and neuro surgery products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

For European distribution, we have received ISO 9001/EN46001 certification and the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE Mark will preclude us from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements.

Product Liability Risk and Insurance Coverage

The development, manufacture and sale of medical products entail significant risk of product liability claims. Our current product liability insurance coverage limits are $10,000,000 per occurrence and $10,000,000 in the aggregate. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may require increased product liability coverage as products are successfully commercialized in additional applications. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. We have not received any product liability claims to date. However, a successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and prospects.

Employees

As of January 1, 2000, we had 239 employees of whom 145 people were engaged in manufacturing activities, 24 people were engaged in research and development activities, 33 people were engaged in sales and marketing activities, 18 people were engaged in regulatory affairs and quality assurance and 19 people were engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

We are dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees or consultants could have a material adverse effect on us. Our success will also depend on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, many of whom often receive competing employment offers. We cannot assure you that we will be able to attract and retain such personnel. Furthermore, our scientific advisory board members are all otherwise employed on a full-time basis. As a result, the scientific advisory board members are not available to devote their full time or attention to our affairs.

Facilities

We lease approximately 32,000 square feet in two neighboring buildings in Sunnyvale, California for administrative offices, general and administrative purposes, manufacturing facilities and warehousing space. Our two leases for these facilities will expire in February 2002. We believe that our existing facilities are adequate for our immediate needs through 2000.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We Are Dependent Upon Our Arthroscopic System

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounts for 90% of our product sales, we are highly dependent on its sales. Our spinal surgery, cosmetic surgery, and ENT surgery products have only recently become available, and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology and continue working on new product development efforts specifically for knee applications. Furthermore, in order to maintain and increase current market penetration we must be aggressive in increasing our installed base of controllers to generate increased disposable device revenue. To date, we have placed our arthroscopic controllers at substantial discounts in order to stimulate demand for our disposable devices.

We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long- term clinical follow-up to support the marketing efforts for our Arthroscopic System. We believe that continued recommendations and endorsements by influential arthroscopic surgeons are essential for market acceptance of our Arthroscopic System. If our Coblation technology does not continue to receive endorsement by influential surgeons or our long-term data does not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

We have developed several new applications for our Coblation technology in spinal and neuro surgery, cosmetic surgery and ENT surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. We are awaiting 510(k) clearance in the United States to market our Spinal Surgery System specifically for use in neuro surgery. If we do not receive this or future clearances we will be unable to market this and future products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

We may have to make a significant investment in additional preclinical and clinical testing, regulatory, physician training and sales and marketing activities to further develop and commercialize the spinal surgery, neuro surgery, cosmetic surgery, ENT surgery and cardiology product lines. Although we believe that these products offer certain advantages, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

Development and commercialization of our current and future non-arthroscopic products are subject to the risks of failure inherent in the development of new medical devices. These risks include the following:

  that such products will not be easy to use, will require extensive training or will not be cost-effective;

  that we will experience delays in testing or marketing;

  that such testing or marketing will result in unplanned expenditures or in expenditures above those anticipated by us;

  that our products will not be proven safe or effective;

  that third parties will develop and market superior or equivalent products;

  that such products will fail to receive necessary regulatory clearances or approvals;

  that such products will be difficult or uneconomical to manufacture on commercial scale; and

  that proprietary rights of third parties will preclude us and our collaborative partners from marketing such products.

In addition, the success of our non-arthroscopic products will depend on their adoption as alternatives to conventional means of tissue ablation. Clinical experience and follow-up data for our non-arthroscopic indications are limited, and we have sold only a small number of units to date. We believe that recommendations and endorsement of influential physicians are essential for market acceptance of our products.

For information regarding the status of our regulatory approvals for our products, see the information under the heading "Government Regulation" in the section entitled "Business."

We Have Limited Marketing and Sales Experience

We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery and ENT surgery product lines in the United States through a network of independent distributors supported by regional sales managers and a small direct sales force. These distributors sell arthroscopy, spinal surgery and ENT surgery devices for a number of other manufacturers. In addition, we are marketing and selling our neuro surgery products internationally and will market in the United States after the receipt of 510(k) clearance. We plan to utilize existing spinal surgery distributors, for the commercialization of these products both domestically and internationally. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our arthroscopic surgery, spinal surgery, neuro surgery or ENT surgery product lines, or that they will be successful in selling our products.

We have recently established a marketing presence in various countries and we cannot assure you that these newly established operations will be successful. In order to successfully market our products internationally, we will need to address many issues with which we have little or no experience, including the securing of necessary regulatory approvals in international markets and the potential reuse of our disposable devices by our customers. Even if we are able to successfully deal with these issues, we cannot assure you that we will be able to establish successful distribution capabilities internationally or receive favorable pricing for our products. In addition, we may face currency exchange risks as part of our international expansion. To the extent our marketing and sales efforts are unsuccessful, our business, financial condition, results of operations and future growth prospects may be materially adversely affected.

We Have Limited Manufacturing Experience

To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, we have limited manufacturing experience. Our manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers. We currently produce 40 models of disposable devices utilizing different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. We manufacture three different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current or future products which could reduce yields, result in supply disruptions and adversely affect our gross margins. If we have delays in manufacturing, we will not have adequate finished inventory to meet our needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products we manufacture, we may experience product returns.

We Are Dependent on Key Suppliers

We depend on several sole source suppliers for some of our product components, including one component that we include in substantially all of our disposable devices. If the supply of materials from a sole source supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure you that we would be able to obtain the necessary regulatory approval for the new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

We Face Intense Competition

The markets for our current and potential products are intensely competitive. These markets include arthroscopy, spinal surgery, neuro surgery, ENT surgery, cosmetic surgery, and cardiology. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive in these markets.

In arthroscopy, we compete against companies such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp. and Oratec Interventions, Inc. which market products to remove or shrink tissue. Specifically, Johnson & Johnson is currently marketing worldwide a bipolar electrosurgical system for tissue ablation. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products, Inc., which was recently acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including ESC Medical Systems Ltd. Smaller companies, including Somnus Medical Technologies Inc., Elmed Inc. and Ellman International, Inc. also sell medical devices for the treatment of various ENT disorders including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies such as Coherent Medical Group, and ESC Medical Systems Ltd. which market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we may compete with companies which use lasers to treat cardiovascular disease. Other approaches to alleviating cardiovascular disease, including drugs or other surgical approaches, may also be competitive.

Many of our competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant discounts as a competitive tactic. For example, in order to compete successfully, we anticipate that we may have to continue to offer substantial discounts on our controllers in order to increase demand for our disposable devices, and that this competition could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the United States have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products rather than the products of these competitors to the extent the purchase would cause them to lose discounts on products.

We Face Uncertainty Over Reimbursement

Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery and ENT surgery procedures performed using devices that have received FDA approval has generally been available in the United States. Typically, cosmetic surgery procedures are not reimbursed.

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

Our Business Depends on Attracting and Retaining Collaborators and Licensors

In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. We have signed an exclusive, worldwide distribution agreement with Inamed Corporation (Collagen Aesthetics, Inc.) for our cosmetic surgery products. We have also entered into a license agreement under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on our Coblation technology for myocardial revascularization procedures. See the information under the heading "Collaborative Arrangements" in the section entitled "Business" for a discussion of these arrangements.

Our participation in collaborative and licensing arrangements with third parties subjects us to a number of risks. Collaborative partners typically have significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to our products, and we cannot assure you that our partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner's business strategy may adversely affect that partner's ability to meet its obligations under the arrangements. If a collaborative partner were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition, results of operations and prospects would be materially adversely affected. To the extent that we are not able to establish further collaborative arrangements or that any or all of our existing collaborative arrangements are terminated, we would be required to seek new collaborative arrangements or to undertake commercialization at our own expense, which could significantly increase our capital requirements, place additional strain on our human resource requirements and limit the number of products which we would be able to develop and commercialize. In addition, we cannot assure you that our existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors.

We cannot assure you that disputes will not arise in the future with respect to the ownership of rights to any technology or products developed with any collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between established collaborative partners and us could lead to delays in or termination of the research, development or commercialization of certain products or result in litigation or arbitration that would be time consuming and expensive. Failure by any collaborative partner to commercialize successfully any product to which it has obtained rights from us, or the decision by a collaborative partner to pursue alternative technologies or commercialize or develop alternative products, either on its own or in collaboration with others, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Our Operating Results Will Fluctuate

We have experienced significant operating losses since inception and, as of January 1, 2000, we had an accumulated deficit of $21.9 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

We cannot assure you that future quarterly fluctuations will not adversely affect our business, financial condition, results of operations or future growth prospects. Our revenues and profitability will be critically dependent on whether or not we can successfully continue to market our Coblation-based technology product lines. We cannot assure you that we will maintain or increase our revenues or level of profitability.

We May Be Unable to Effectively Protect Our Intellectual Property

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We believe that our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi- electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures.

We cannot assure you that the patents we have obtained, or any patents we may obtain as a result of our pending U.S. or international patent applications, will provide any competitive advantages for our products. We also cannot assure you that those patents will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of which have substantial resources and have made substantial investments in competing technologies, have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets. Patent applications are maintained in secrecy for a period after filing. We may not be aware of all of the patents and patent applications potentially adverse to our interests.

A number of medical device and other companies and universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. We have received, and we may receive in the future, notifications of potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we may not be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Our inability to do either would have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement of third-party patents, or that such defense would be successful.

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information, developed or made known to the individual during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure you that employees will not breach such agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, the USPTO, to determine the priority of inventions. On February 13, 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia and Canada in February 2000.

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

The Market Price of Our Stock May Be Highly Volatile

During this fiscal year our common stock has traded between a range of $13.50 and $79.00 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

  quarterly fluctuations in results of our operations;

  our ability to successfully commercialize our products;

  ncements regarding results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by us or our competitors;

  developments concerning government regulations, proprietary rights or public concern as to the safety of technology;

  the execution of new collaborative agreements and material changes in our relationships with our business partners;

  market reaction to acquisitions and trends in sales, marketing, and research and development;

  changes in earnings estimates by analysts;

  sales of common stock by existing stockholders; and

  economic and political conditions.

The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

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

We Must Obtain Governmental Clearances Or Approvals Before We Can Sell Our Products; We Must Continue To Comply With Applicable Laws and Regulations.

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

  recall or seizure of our products;

  ating restrictions, partial suspension or total shutdown of our production;

  refusing our requests for premarket clearance or approval of new products;

  withdrawing product approvals already granted; and

  criminal prosecution.

Unless an exemption applies, generally, before we can introduce a new medical device into the United States market, we must obtain FDA clearance of a 510(k) premarket notification or approval of a premarket approval application, or PMA application. If we can establish that our device is "substantially equivalent" to a "predicate device," i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification will need to be supported by appropriate data, including, in some cases, clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA.

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market the ENT Surgery System in general head and neck surgical procedures as well as snoring, minimally-invasive sinus surgery and tonsillectomies. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our marketed devices, but have determined that, in our view, new 510(k) clearances are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, the FDA also may require us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market the Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada and Mexico, to market our cosmetic surgery products in Europe and Canada and to market our ENT surgery products and our spinal and neuro surgery products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

For European distribution, we have received ISO 9001/EN46001 certification and the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE Mark will preclude us from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements.

ITEM 2. PROPERTIES

The company leases approximately 32,000 square feet in two neighboring buildings in Sunnyvale, California, which comprise the company's administrative offices and manufacturing and warehousing space. The company's two leases for these facilities extend through February 2002. The company believes that its existing facilities will be sufficient for its operational purposes through 2000.

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in ongoing litigation. In June 1998, we announced that we had entered into an exclusive worldwide marketing and distribution agreement with Xomed Surgical Products for our products in the ENT surgery market. On February 4, 1999, Xomed Surgical Products of Jacksonville, Florida filed a complaint against the Company in the Fourth Judicial Circuit, Duval County Florida, alleging breach of contract by the Company. In the complaint, Xomed has demanded a full refund of the amounts paid for certain products bought by Xomed from the Company, and for a portion of an exclusive license fee paid by Xomed pursuant to an exclusive license and distribution agreement between Xomed and the Company (see the description of this contract referenced elsewhere in this 10-K). This license and distribution agreement was terminated by the Company on February 5, 1999. The Company believes that the suit is without merit, and filed a Motion to Dismiss on February 24, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades publicly on The Nasdaq Stock Market under the symbol ARTC. The following table sets forth for the periods indicated, the quarterly high and low closing sales prices of the common stock on The Nasdaq Stock Market.

                                Three Month Period Ended
           -------------------------------------------------------------------
1999        April 3, 1999     July 3, 1999   October 2, 1999  January 1, 2000
-----      ---------------- ---------------- ---------------- ----------------
High...            $20.500          $22.063          $58.875          $76.625
Low....             13.500           15.500           24.313           41.375

                                Three Month Period Ended
           -------------------------------------------------------------------
1998        April 4, 1998     July 4, 1998   October 3, 1998  January 2, 1999
-----      ---------------- ---------------- ---------------- ----------------
High...            $15.375          $18.625          $22.250          $21.750
Low....             10.375           13.750           12.000           11.250

As of March 3, 2000, there were no outstanding shares of Preferred Stock and 154 holders of record of 10,853,541 shares of outstanding Common Stock. The company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the audited financial statements and notes thereto appearing in Item 8 of this Report.

                                                             Year Ended
                                  ----------------------------------------------------------------
                                   January 1,   January 2,   January 3,  December 28, December 31,
                                      2000         1999         1998         1996         1995
                                  ------------ ------------ ------------ ------------ ------------
                                                (in thousands, except per share data)

Statements of Operations Data:
   Product sales..................    $44,219      $24,624      $12,796       $6,022         $218
   License fees and royalties.....      4,505        3,292       --           --           --
   Total revenue..................     48,724       27,916       12,796        6,022          218
   Gross profit...................     29,891       15,548        4,301          780         (229)
   Operating expenses.............     25,242       18,625       13,401        9,989        6,940
   Net income (loss)..............      5,543       (2,141)      (7,688)      (7,705)      (6,950)
   Basic  net income (loss)
    per share.....................      $0.59       ($0.24)      ($0.87)      ($0.97)      ($1.82)
   Diluted  net income (loss)
    per share.....................      $0.54       ($0.24)      ($0.87)      ($0.97)      ($1.82)

                                   January 1,   January 2,   January 3,  December 28, December 31,
                                      2000         1999         1998         1996         1995
                                  ------------ ------------ ------------ ------------ ------------
                                                           (in thousands)
Balance Sheet Data:
   Cash, cash equivalents
   and available-for-sale
   securities (including
   long-term portion).............    $79,607       $8,058      $19,872      $29,281       $4,774
   Working capital................     85,118       16,973       20,342       23,468        5,119
   Total assets...................    110,039       27,760       26,675       33,297        7,800
   Total stockholders' equity(1)..    102,883       22,305       23,546       30,782        6,325

(1) We have not declared any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in "Risk Factors" set forth in Part I of this Report as well as other risks and uncertainties in the documents incorporated herein by reference.

Overview

We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, sculpt, aspirate or shrink soft tissue and to seal bleeding vessels. Our soft-tissue surgery systems consist of a controller unit and an assortment of disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of other soft-tissue markets, including spinal surgery, neuro surgery, cosmetic surgery, ENT surgery, and various cardiology applications.

In April 1998, we announced that we had entered the cosmetic surgery market and formed a business unit called Visage® to commercialize Coblation technology in this field. In early 1999, we entered into a license and distribution agreement with Collagen Aesthetics, Inc., who has been purchased by Inamed Corporation. Under this agreement, Inamed Corporation acquired exclusive, worldwide, marketing rights for our cosmetic surgery line of products for the dermatology and cosmetic surgery markets.

In May 1998, we announced that we had entered the ear, nose and throat market and had formed a business unit called ENTec® to commercialize Coblation technology in this field. In June 1998, we entered into a license agreement with Xomed Surgical Products, Inc. to market Coblation products in the ear, nose and throat market. In February 1999, Xomed filed a suit against us alleging breach of contract and seeking monetary damages. We then terminated this agreement and have been marketing and selling the ENT surgery product line through a network of distributors supported by regional sales managers.

In early 1998, we formed a business unit, AngioCare™, for the purpose of further developing and for commercializing our technology in specific applications in the field of cardiology. As part of those efforts, in February 1998, we entered into a license agreement under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on Coblation technology for myocardial revascularization procedures.

In September 1999, we announced that we had entered the spinal surgery market. We are marketing and selling the spinal surgery products through a network of independent distributors supported by regional managers worldwide.

We have received 510(k) clearance to market our Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. Our Cosmetic Surgery System is CE marked for general dermatology, skin resurfacing for the purpose of wrinkle reduction procedures and we have received 510(k) clearance for use of our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction in the United States. Our ENT Surgery System is CE marked, and we have received 510(k) clearances for use of our ENT Surgery System in general head, neck, oral and sinus, including snoring and tonsillectomy, surgery procedures in the United States. Our Spinal Surgery System is CE marked and we have received 510(k) clearance in the United States to market this system for spinal surgery. Our neuro surgery products are CE marked. We have received 510(k) clearance to market Coblation technology for general surgery.

In December 1995, we introduced our Arthroscopic System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, at substantial discounts, to generate future disposable revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft- tissue surgical markets including the products we have introduced in the fields of spinal surgery, neuro surgery, cosmetic surgery and ear, nose and throat surgery. We have received 510(k) clearance for use of our technology in several fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

RESULTS OF OPERATIONS

The year and quarter ended January 1, 2000 was our fourth full year of product shipments and our twenty-fourth consecutive quarter of increasing revenues, respectively.

ArthroCare Corporation Statements of Operations:

                                                         Year Ended
                                            -------------------------------------
                                            January 1,   January 2,   January 3,
                                               2000         1999         1998
                                            -----------  -----------  -----------
                                                       (in thousands)
Revenue:
      Product sales........................    $44,219      $24,624      $12,796
      License fees and royalties...........      4,505        3,292           --
                                            -----------  -----------  -----------
      Total revenue........................     48,724       27,916       12,796
Cost of product sales......................     18,833       12,368        8,495
                                            -----------  -----------  -----------
      Gross profit.........................     29,891       15,548        4,301

Operating expenses:
      Research and development.............      4,929        4,355        4,026
      Sales and marketing..................     15,493       10,495        6,263
      General and administrative...........      4,820        3,775        3,112
                                            -----------  -----------  -----------
      Total operating expenses.............     25,242       18,625       13,401
                                            -----------  -----------  -----------
             Income (loss) from operations.      4,649       (3,077)      (9,100)
Interest income and other, net.............      1,125          937        1,413
                                            -----------  -----------  -----------
Income (loss) before income tax provision..      5,774       (2,140)      (7,687)
Income tax provision.......................        231            1            1
                                            -----------  -----------  -----------
             Net income (loss).............     $5,543      ($2,141)     ($7,688)
                                            ===========  ===========  ===========

Revenues

Product sales for the year ended January 1, 2000 were $44.2 million compared to $24.6 million for the year ended January 2, 1999, and $12.8 million for the year ended January 3, 1998. The increases year-over-year are due to increasing unit sales of current products, unit sales of newly introduced products and increasing international sales. We attribute increasing disposable device sales both domestically and internationally to our strategic plan to build market share through continued promotional programs of controller placements.

Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. For the years ended January 1, 2000, January 2, 1999, and January 3, 1998, disposable device sales comprised substantially all of our product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future. During the year ended January 1, 2000, approximately 15% of our sales were derived internationally. Substantially all of our revenues were derived domestically during fiscal years 1998 and 1997. We believe that the increase in international sales is attributable to our increasing marketing presence overseas and the regulatory approval to market our arthroscopic products in Japan.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulders procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology and continue to work on new product development efforts specifically for knee applications. We believe that, in our four years of product shipments, we have penetrated 30% to 35% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 50% of our arthroscopy disposable device revenue is being generated by the sale of disposables for use in shoulder procedures.

License fees and royalties increased to $4.5 million for the year ended January 1, 2000 from $3.3 million for the year ended January 2, 1999. The increase is primarily due to the timing of license fees received as the result of settlement of a patent infringement suit initiated by us against Ethicon, Inc. partially offset by the timing of license fees received from our business partners in the prior year. During the year ended January 1, 2000, we recognized $1.8 million of license fees and royalties in accordance with our agreement with Ethicon, Inc. In February 1998, we entered into a license agreement under which Boston Scientific Corporation was granted an exclusive right to develop and market products based on Coblation technology for myocardial revascularization procedures. Boston Scientific Corporation pays license fees to us upon achievement of designated milestones and royalties on sales of resulting products, if any. During the year ending January 1, 2000, we recognized $0.3 million of such payments as license fees and royalties. We received a license payment from Boston Scientific Corporation of $3.0 million in February 1998 of which $2.6 million was recognized as revenue during the year ended January 2, 1999. In January 1999, we entered into a license and distribution agreement with Inamed Corporation, which was expanded in February 1999, whereby Inamed Corporation acquired exclusive, worldwide, marketing rights for our patented Coblation technology in the cosmetic surgery market. Under the terms of the agreement, Inamed Corporation pays us license fees based upon the achievement of certain milestones and royalties on sales of product to end- users. During the year ended January 1, 2000, we recognized $2.3 million of these payments as license fees and royalties.

We cannot assure you that we will be able to continue to achieve the milestones required to recognize future license fees, or that products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that we may continue to receive licensing and royalty revenues from our business partners.

Cost of Sales

Cost of sales for the year-ended January 1, 2000 was $18.8 million or 43% of product sales, compared with $12.4 million, or 50% of product sales for the period ended January 2, 1999. During the year-ended January 3, 1998, cost of sales was $8.5 million, or 66% of product sales. The absolute dollar increase of $6.5 million in cost of product sales for the year ended January 1, 2000 over the year ended January 2, 1999 and the $10.3 million increase over the year ended January 3, 1998 were due to increased unit sales of both disposables devices and controllers. The increase in gross margin is attributable to increased average selling prices of disposable devices, increased manufacturing efficiency and increased production volume. In addition, we continued controller placements under a program whereby we maintain ownership of the controller, which resulted in the cost being capitalized and amortized over future periods rather than expensing the entire cost at the time of placement.

We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels as new products are introduced. We believe our gross margin will depend upon the mix of disposable device sales versus controller sales and/or placements and the various distribution channels utilized to sell our products in all commercialized fields. There can be no assurance that we will be successful in maintaining the mix of disposable devices to controllers or in increasing demand for our disposable devices. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

Research and development expense increased to $4.9 million in 1999 or 11% of product sales, from $4.4 million or 18% of product sales in 1998, and from $4.0 million or 31% of product sales for fiscal year 1997. The $0.6 million and $0.3 million increases in spending between 1999 and 1998 and between 1998 and 1997, respectively, are attributed primarily to the development and introduction of new disposable styles, the development of products for additional markets, patent filings and increased clinical expenses. In general, overall spending in research and development increased slightly as we continued to develop new products. Increases in research and development expense have been partially offset by funding received from business partners for continued product development. We believe that investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to continue to decrease as a percentage of product sales.

Sales and marketing expense increased to $15.5 million or 35% of product sales in 1999, from $10.5 million in 1998 or 43% of product sales, and from $6.3 million or 49% of product sales for the year ended January 3, 1997. The increase in spending in absolute dollars resulted primarily from higher dealer commissions resulting from increased sales, increased staffing and increased trade-show related expenses. We also incurred additional sales and marketing expenses during the current-year period as we commercialized products in markets besides arthroscopy and expanded operations in Europe.

We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of: the expansion of our distribution capabilities to address the spinal and neuro surgery markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market our current products and to commercialize future products.

General and administrative expense increased to $4.8 million or 11% of products sales in 1999, from $3.8 million or 15% of product sales during 1998, as compared to $3.1 million or 24% of product sales for the year ended January 3, 1997. Overall, the most significant increase was attributable to legal expenses related to the patent infringement claims we brought against Ethicon. Other costs associated with the increase in general and administrative expenses include; the cost of general legal service, business development activities, increased staffing, insurance and expenses necessary to expand our corporate infrastructure. We expect that general and administrative expenses will decrease as a percentage of product sales as a result of the recent settlement of this litigation, offset partially by an increase in additional business development activities.

Interest and Other Income, net

Interest and other income, net, increased for the year ended January 1, 2000 to $1.1 million from $0.9 million for the year ended January 2, 1999 and decreased from $1.4 million for the year ended January 3, 1998. The $0.2 million increase in interest and other income, net, during the fiscal 1999 was attributable to the increase in our cash balance as a result of our secondary offering at the end of 1999. The decrease of $0.5 million from fiscal 1997 to fiscal 1998 is attributable to the conversion of investments to cash for use in business operations during fiscal 1998 resulting in a lower balance of investment on which to earn interest income. At the end of fiscal 1999, we had $79.6 million in cash, cash equivalents, and available-for-sale securities as compared to $8.1 million at the end of fiscal 1998 and $19.9 million at the end of fiscal 1997. We anticipate that interest and other income, net, will increase due to the increased cash balances.

Income Tax Provision

The provision for income taxes was $0.2 million for year ended January 1, 2000, and was zero in the both fiscal years 1998 and 1997. Because we use net operating loss carryforwards generated in prior years, our tax rate is below the statutory rate. We have federal net operating loss carryforwards which expire in the years 2001 through 2018, and state net operating loss carryforwards which expire in the years 2001 through 2003. We are subject to certain alternative minimum tax requirements in the current year for which an estimate is made based on the anticipated effective tax rate at the end of the fiscal year.

Net Income (Loss)

Net income increased significantly to $5.5 million for the year ended January 1, 2000, from a net loss of $2.1 million for the year ended January 2, 1999, and a net loss of $7.7 million for the year ended January 3, 1998. Net income for the current fiscal year reflects an increase in product sales, license fees and gross margin partially offset by increased spending in sales and marketing and legal expenses. Although we have experienced substantial revenue growth since inception and have been profitable on a quarterly basis since the quarter ended April 3, 1999, due to our short operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

LIQUIDITY AND CAPITAL RESOURCES

At January 1, 2000 we had $85.1 million in working capital compared to $17.0 million at January 2, 1999 and our principal sources of liquidity consisted of $79.6 million in cash, cash equivalents, short and long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In October and November 1999, we sold a total of 1,368,500 shares of common stock at $56.00 per share. The net proceeds from the offering of approximately $71 million will be used by us for sales, marketing and development efforts associated with the commercialization of our spinal surgery product line and the balance to fund the development, commercialization and associated working capital requirements of applying our Coblation™ technology to a broad range of other soft-tissue surgical markets and for corporate and other general purposes. Cash generated by operating activities was $2.4 million for the year-ended January 1, 2000 mainly attributable to increased operating profits, higher depreciation and higher accrued compensation due to increased staffing levels and higher accrued commissions due to increased sales. This was partially offset by higher accounts receivable balances resulting from higher sales.

Accounts receivable net of allowances increased to $13.9 million as of January 1, 2000 from $6.0 million as of January 2, 1999. The increase in accounts receivable was due to significant increases in sales and the timing of sales and collections during the year.

Inventories remained relatively stable during fiscal 1999 at $7.0 million as of January 1, 2000 compared to $7.1 million as of January 2, 1999. We expect future inventory levels to increase in absolute value to support sales volume increases, as a result of our expansion into the markets of spinal surgery, ear, nose and throat surgery and cosmetic surgery.

Net property and equipment increased to $7.4 million as of January 1, 2000 compared to $4.6 million as of January 2, 1999. The increase in fiscal 1999 was primarily due to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

We plan to finance our operating and capital needs principally with cash from product sales, cash, cash equivalents, and available- for-sale securities and related interest, existing capital resources and licensing arrangements which we believe will be sufficient to fund our operations at least through fiscal year 2001. As of January 1, 2000, we had committed to capital expenditures of approximately $0.5 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

As of January 1, 2000, we had federal net operating loss carryforwards of approximately $19.9 million. The net operating loss carryforwards will expire in the years 2001 through 2018, if not utilized.

Year 2000

We rely on computers and computer software to run our business, as do our vendors, suppliers and customers. These computers and this computer software may not be able to properly recognize the dates commencing in the Year 2000. We assigned a task force to handle the significant uncertainty that exists concerning the potential effects associated with Year 2000 compliance. The task force formulated and implemented a plan to address Year 2000 compliance, including the formulation of contingency plans. To date, we have not experienced any failure of our computers and computer software, or that of our vendors, suppliers, and customers, to recognize dates. We have completed an upgrade of our information technology system, including our financial, order processing, manufacturing and inventory systems, which included Year 2000 compliance. We have spent approximately $900,000 upgrading our computer system and related technology. To date we have not experienced any Year 2000 problems.

RECENT ACCOUNTING PRONOUNCEMENTS.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We must adopt this standard no later than fiscal year 2001. To date, we do not engage in hedging activities.

In December 1999, the SEC issued issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the combination of a separate earnings process. Accordingly, we will report a change in accounting principle for the fiscal quarter ending April 1, 2000. We are still evaluating the application of SAB 101 and believe that certain revenue previously recognized will be deferred to future periods. The cumulative effect of this change in accounting principle, which we anticipate adopting in the first quarter of 2000 will result in an increase of our accumulated deficit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Information regarding the Directors of ArthroCare is incorporated by reference from the information set forth under the caption "Proposal No. 1: Election of Directors" in the Proxy Statement. Information regarding the executive officers of the company is incorporated by reference from the information set forth under the caption "Executive Officers of the Company" at the end of Part I of this Report. Information with respect to Directors and Officers of the Company required by Item 405 of Regulation S-K is set forth under the caption "Disclosure with Regard to Delinquent Filings" which is incorporated by reference to our Proxy Statement captioned "Section 16(a) Reports".

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

2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of the company as of and for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the company.
SCHEDULE	TITLE	PAGE
II	Valuation and Qualifying Accounts	54

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3. EXHIBITS (in accordance with Item 601 of Regulation S-K).

3.1

Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form 8-A (Registration No. 000-27422)).

3.2

Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998).

4.1

Specimen Common Stock Certificate. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form 8-A (Registration No. 000- 27422)).

10.1

Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.2

Incentive Stock Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S- 1 (Registration No. 33.80453)).

10.3

Director Option Plan and form of Director Stock Option Agreement thereunder. (Incorporated herein by reference to the same- numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.4

Employee Stock Purchase Plan and forms of agreements thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S- 1 (Registration No. 33.80453)).

10.5	Form of Exclusive Distribution Agreement, (Incorporated herein by reference to the same-numbered exhibit filed previously with our Registration Statement on Form S-1 (Registration No. 33- 80453))
10.6

Form of Exclusive Sales Representative Agreement. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.7

Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.8

Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.9

Lease Agreement, dated September 15, 1994, between Registrant and The Arrillaga Foundation and the Perry Foundation for the Registrant's facility located at 595 North Pastoria Avenue, Sunnyvale, California 94086. (Incorporated herein by reference to Exhibit 10.10 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.10

Employment Letter Agreement, dated July 18, 1995, between the Registrant and Robert T. Hagan. (Incorporated herein by reference to Exhibit 10.16 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.11

Restricted Stock Purchase and Security Agreement, dated August 1, 1995, between the Registrant and Robert T. Hagan. (Incorporated herein by reference to Exhibit 10.17 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.12+

Radiation Services Agreement, dated September 13, 1995, between the Registrant and SteriGenics International. (Incorporated herein by reference to Exhibit 10.19 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.13

Amended and Restated Stockholder Rights Agreement, dated October 16, 1995, between the Registrant and certain holders of the Registrant's securities. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.14

Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant. (Incorporated herein by reference to Exhibit 10.21 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33.80453)).

10.15

Amended and Restated Stockholder Rights Agreement, dated October 2, 1998, between the Registrant and Norwest Bank Minnesota, N.A. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant's Registration Statement on Form 8-A filed October 21, 1998 (Registration No. 000-27422)).

10.16

Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and Arthrex, GmbH. and Amendment dated October 2, 1998. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.17

Employment Letter Agreement, dated June 20, 1997, between the Registrant and Michael A. Baker. (Incorporated herein by reference to Exhibit 10.24 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 1997).

10.18+

Exclusive Distributor Agreement, dated August 21, 1997, between the Registrant and Kobayashi Pharmaceutical Company, Ltd. (Incorporated herein by reference to Exhibit 10.25 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended September 27, 1997).

10.19+

License Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated herein by reference to Exhibit 10.26 filed previously with the Registrant's Annual Report on Form 10-K for the period ended January 3, 1998).

10.20+

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

10.22+

Term sheet for License and Distribution Agreement between Xomed Surgical Products and the Registrant dated June 25, 1998. (Incorporated herein by reference to Exhibit 10.29 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998).

10.23+

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

10.26

Letter Agreement dated February 9, 1999 between the Registrant and Collagen Aesthetics. (Incorporated herein by reference to Exhibit 10.30 filed previously with the Registrant's Annual Report on Form 10- K/A for the period ended January 2, 1999).

10.27

Employment Letter Agreement, between the Registrant and John R. Tighe dated January 26,1999. (Incorporated herein by reference to Exhibit 10.30 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.28

Employment Letter Agreement, between the Registrant and Christine Hänni amended May 19, 1999. (Incorporated herein by reference to Exhibit 10.31 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.29

Employment Letter Agreement, between the Registrant and Bruce Prothro amended May 19, 1999. (Incorporated herein by reference to Exhibit 10.32 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.30+

Litigation Settlement Agreement, between the Registrant and ETHICON, Inc. dated June 24, 1999 (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.31

Relocation Loan Agreement, between the Registrant and John R. Tighe dated 5/1/99. (Incorporated herein by reference to Exhibit 10.34 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.32

Line of Credit Agreement with Silicon Valley Bank dated June 11, 1999 filed herewith. Incorporated herein by reference to Exhibit 10.35 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1999.)

10.33++

Amendment to License Agreement between ArthroCare Corporation and Inamed Corporation dated October 1, 1999. (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant's Registration Statement on Form S-3. (Registration No. 333- 87187))

10.34

First Amendment to Rights Agreement between the ArthroCare Corporation and Norwest Bank Minnesota, N.A. (the "Rights Agent") dated March 10, 2000. (Incorporated herein by reference to Exhibit 99.1 previously file with the Registrant's Form 8-K filed March 10, 2000.)

10.35

Nonstatuatory Stock Option Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with this the Registrant's Annual Report on Form 10-K for the period ended January 1, 2000.)

21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (see Page 54).
27.1	Financial Data Schedule.

+ Confidential treatment granted.

++ Confidential treatment requested.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
ArthroCare Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of ArthoCare Corporation and its subsidiaries (the "company") at January 1, 2000 and January 2, 1999 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule in the index appearing under Item 14(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Jose, California
January 21, 2000

ARTHROCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                        January 1,   January 2,
                                                           2000         1999
                                                        -----------  -----------
                            ASSETS
Current assets:
      Cash and cash equivalents........................    $47,875       $2,826
      Available-for-sale securities....................     22,582        5,232
      Accounts receivable, net of allowances
            of $683 in 1999 and $469 in 1998...........     13,917        5,972
      Inventories......................................      6,960        7,069
      Prepaid expenses and other current assets........        719        1,038
                                                        -----------  -----------
            Total current assets.......................     92,053       22,137
Available-for-sale securities...........................     9,150           --
Property and equipment, net............................      7,366        4,560
Related party receivables..............................      1,205          723
Other assets...........................................        265          340
                                                        -----------  -----------
      Total assets.....................................   $110,039      $27,760
                                                        ===========  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable.................................     $2,930       $1,797
      Accrued liabilities..............................      1,234        1,734
      Accrued compensation.............................      2,689        1,056
      Deferred revenue.................................         22          517
      Capital lease obligation, current portion........         60           60
                                                        -----------  -----------
            Total current liabilities..................      6,935        5,164
Capital lease obligation, less current portion.........         87          151
Deferred rent..........................................        134          140
                                                        -----------  -----------
            Total liabilities..........................      7,156        5,455
                                                        -----------  -----------
Commitments (Note 5)

Preferred stock, par value $0.001:
      Authorized: 5,000 shares;
      Issued and outstanding: none                             --           --
Common stock, par value $0.001:
      Authorized: 20,000 shares;
      Issued and outstanding: 10,691 shares in 1999
      and 8,973 shares in 1998.........................         11            9
Additional paid-in capital.............................    125,200       49,901
Notes receivable from stockholders.....................       (273)         (51)
Deferred compensation..................................        --           (68)
Accumulated other comprehensive loss...................       (151)         (39)
Accumulated deficit....................................    (21,904)     (27,447)
                                                        -----------  -----------
Total stockholders' equity.............................    102,883       22,305
                                                        -----------  -----------
            Total liabilities and stockholders' equity.   $110,039      $27,760
                                                        ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                         Year Ended
                                            -------------------------------------
                                            January 1,   January 2,   January 3,
                                               2000         1999         1998
                                            -----------  -----------  -----------
Revenues:
      Product sales........................    $44,219      $24,624      $12,796
      License fees and royalties...........      4,505        3,292           --
                                            -----------  -----------  -----------
      Total revenues.......................     48,724       27,916       12,796
Cost of product sales......................     18,833       12,368        8,495
                                            -----------  -----------  -----------
      Gross profit.........................     29,891       15,548        4,301
                                            -----------  -----------  -----------
Operating expenses:
      Research and development.............      4,929        4,355        4,026
      Sales and marketing..................     15,493       10,495        6,263
      General and administrative...........      4,820        3,775        3,112
                                            -----------  -----------  -----------
      Total operating expenses.............     25,242       18,625       13,401
                                            -----------  -----------  -----------
             Income (loss) from operations.      4,649       (3,077)      (9,100)
Interest income and other, net.............      1,125          937        1,413
                                            -----------  -----------  -----------
Income (loss) before income tax provision..      5,774       (2,140)      (7,687)
Income tax provision.......................       (231)          (1)          (1)
                                            -----------  -----------  -----------
             Net income (loss).............     $5,543      ($2,141)     ($7,688)
                                            ===========  ===========  ===========

Basic net income (loss) per common share...      $0.59       ($0.24)      ($0.87)
                                            ===========  ===========  ===========

Diluted net income (loss) per common share.      $0.54       ($0.24)      ($0.87)
                                            ===========  ===========  ===========

Shares used in computing basic net
 income (loss) per common share............      9,460        8,926        8,813
                                            ===========  ===========  ===========

Shares used in computing diluted net
 income (loss) per common share............     10,237        8,926        8,813
                                            ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in thousands, except per share data)

                                                                              Accumu-
                                                          Notes                lated
                                                         Receiv-               Other
                                                          able                Compre-                           Compre-
                           Common Stock     Additional    from     Deferred   hensive   Accumu-      Total      hensive
                        -------------------   Paid-in    Stock-    Compen-    Income/    lated    Stockholders' Income/
                          Shares    Amount    Capital    holders    sation     Loss     Deficit      Equity      Loss
                        ----------- ------- ----------- --------- ---------- --------- ---------- ------------ ---------
December 28, 1996......  8,778,344      $9     $48,862      $(92)     $(388)       $9   $(17,618)     $30,782
Issuance of common
  stock through:
  Exercise of
   options.............     74,287      --         201       --         --        --         --           201
  Employee stock
   purchase plan.......     16,865      --          90       --         --        --         --            90
Amortization of
 deferred compensation.       --        --        --         --         160       --         --           160
Change in unrealized
 gain on
 available-for-sale
 securities............       --        --        --         --         --          1        --             1         1
Net loss...............       --        --        --         --         --        --      (7,688)      (7,688)   (7,688)
                        ----------- ------- ----------- --------- ---------- --------- ---------- ------------ ---------
January 3, 1998........  8,869,496       9      49,153       (92)      (228)       10    (25,306)      23,546   ($7,687)
                                                                                                               =========
Issuance of common
  stock through:
  Exercise of
   options.............     89,927      --         586       --         --        --         --           586
  Employee stock
   purchase plan.......     13,545      --         162       --         --        --         --           162
Amortization of
 deferred compensation.       --        --        --         --         160       --         --           160
Repayment of notes
 receivable from
 stockholder...........       --        --        --          41        --        --         --            41
Change in unrealized
 gain on
 available-for-sale
 securities............       --        --        --         --         --        (10)       --           (10)      (10)
Currency translation
 adjustment............       --        --        --         --         --        (39)       --           (39)      (39)
Net loss...............       --        --        --         --         --        --      (2,141)      (2,141)   (2,141)
                        ----------- ------- ----------- --------- ---------- --------- ---------- ------------ ---------
January 2, 1999........  8,972,968       9      49,901       (51)       (68)      (39)   (27,447)      22,305   ($2,190)
                                                                                                               =========
Issuance of common
  stock through:
  Secondary offering
   at $56 per share
   net of issuance
    costs of $5,165....  1,368,500       2      71,469       --         --        --         --        71,471
  Exercise of
   options.............    335,610      --       3,626      (273)       --        --         --         3,353
  Employee stock
   purchase plan.......     13,907      --         204       --         --        --         --           204
Amortization of
 deferred compensation.       --        --        --         --          68       --         --            68
Repayment of notes
 receivable from
 stockholder...........       --        --        --          51        --        --         --            51
Change in unrealized
 gain on
 available-for-sale
 securities............       --        --        --         --         --        (33)       --           (33)      (33)
Currency translation
 adjustment............       --        --        --         --         --        (79)       --           (79)      (79)
Net income.............       --        --        --         --         --        --       5,543        5,543     5,543
                        ----------- ------- ----------- --------- ---------- --------- ---------- ------------ ---------
January 1, 2000........ 10,690,985     $11    $125,200     ($273)    $  --      ($151)  ($21,904)    $102,883    $5,431
                        =========== ======= =========== ========= ========== ========= ========== ============ =========

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                  For the Years Ended
                                         --------------------------------------
                                          January 1,   January 2,   January 3,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Cash flows from operating activities:
  Net income (loss).....................      $5,543      ($2,141)     ($7,688)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization.......       2,415          958          615
    Provision for doubtful accounts
      receivable and product returns....         214         (125)         276
    Forgiveness of notes receivable.....         --           --            11
    Provision for excess and
      obsolete inventory................         740          (26)         249
    Loss/(gain) on disposal of
      property and equipment............          74           (4)          19
    Non cash stock deferred
      compensation......................          68          160          160
    Deferred rent.......................          (6)         (17)         --
  Changes in operating assets and
    liabilities:
    Accounts receivable.................      (8,159)      (3,624)      (1,248)
    Inventory...........................        (631)      (5,024)      (1,509)
    Prepaid expenses and other
      current assets....................         319         (838)         (55)
    Accounts payable....................       1,133          829          (87)
    Accrued liabilities.................       1,133          803          742
    Deferred revenue....................        (495)         517          --
    Other assets........................          75         (273)           6
                                         ------------ ------------ ------------
    Net cash provided by (used in)
      operating activities..............       2,423       (8,805)      (8,509)
                                         ------------ ------------ ------------
Cash flows from investing activities:
  Purchases of property and equipment...      (5,295)      (3,893)        (562)
  Purchases of available-for-sale
    securities..........................     (29,084)     (28,059)     (20,656)
  Sales or maturities of
    available-for-sale securities.......       2,551       34,511       26,895
                                         ------------ ------------ ------------
    Net cash provided by (used in)
      investing activities..............     (31,828)       2,559        5,677
                                         ------------ ------------ ------------
Cash flows from financing activities:
  Issuance of notes receivable to
   related parties......................        (848)         --          (686)
  Repayment of capital leases...........         (64)         (14)         (41)
  Repayment of notes receivable from
   related parties......................          93          148           97
  Repayment of notes receivable from
   stockholder..........................          51           41          --
  Proceeds from issuance of common
    stock and preferred stock,
    net of issuance costs...............      71,675          162           90
  Proceeds from exercise of options
    to purchase common stock............       3,626          586          201
                                         ------------ ------------ ------------
    Net cash provided by (used in)
      financing activities..............      74,533          923         (339)
                                         ------------ ------------ ------------
Effect of exchange rate on changes
  in cash...............................         (79)         (39)         --
                                         ------------ ------------ ------------
Net increase (decrease) in cash
  and cash equivalents..................      45,049       (5,362)      (3,171)
Cash and cash equivalents,
  beginning of year.....................       2,826        8,188       11,359
                                         ------------ ------------ ------------
Cash and cash equivalents, end of year..     $47,875       $2,826       $8,188
                                         ============ ============ ============

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

ArthroCare Corporation "We" or the "company" were incorporated on April 29, 1993. We design, develop, manufacture and market medical devices for use in soft-tissue surgery. Our principal operations commenced in August 1995, at which time we emerged from the development stage.

We sold 2,530,000 shares of common stock (including 330,000 shares from the exercise of the underwriter's over-allotment option) at $14.00 per share through an initial public offering in February 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled $31,857,000. Upon completion of the offering, all outstanding shares of preferred stock (a total of 8,678,000 shares) were converted into shares of common stock on a two-for-one basis.

In October and November 1999, we sold 1,368,500 shares of common stock at $56.00 per share through a secondary offering. The net proceeds from this offering (after underwriter's commissions and fees along with other costs associated with the offering) totaled $71,471,000.

We intend to finance operations primarily through cash, cash equivalents and available-for-sale securities, together with future product sales and licensing fees. There can be no assurance that the company will not acquire additional funding or that such funding will be available on acceptable terms, if at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation. We maintain a fifty-two/fifty- three week fiscal year cycle ending on a Saturday. To conform our fiscal year ends, we must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 1999 and 1998 were fifty-two week years and fiscal 1997 was a fifty-three week year.

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

Cash and Cash Equivalents and Available-for-Sale Securities. We consider all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

We have classified our investments as "available-for-sale." Such investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "interest income". Realized gains and losses, if any, are determined using the specific identification method.

Inventories. Our inventories are stated at the lower- of-cost-or-market, with cost determined on a first-in, first-out basis.

Property and Equipment. Property and equipment, including equipment under capital leases, is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of three to five years. We place our controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized over a three-year period to cost of goods sold. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term. Maintenance and repair costs are charged to operations as incurred.

Revenue Recognition. We recognize revenue upon shipment of our products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Revenue is reported net of a provision for estimated product returns. We recognize revenue from business partners upon the completion of certain milestones. We recognized license fees of $4.2 million and $3.2 million which were received from business partners during 1999 and 1998, respectively. Revenue earned from royalty agreements is recorded one quarter in arrears.

In December 1999, the Securities and Exchange Commission issues Staff Accounting Bulletin No. 101 ("SAB 101"). "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Accordingly, we will report a change in accounting principle for the fiscal quarter ending April 1, 2000. We are still evaluating the application of SAB 101 and believe that certain revenue previously recognized will be deferred to future periods. The cumulative effect of this change in accounting principle, which we anticipate adopting in the first quarter of 2000 will result in an increase of our accumulated deficit.

Reclassification. Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported total assets, liabilities, stockholders' equity or net loss.

Research and Development. Research and development costs are charged to operations as incurred.

Stock-based Compensation. We have adopted the proforma disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The proforma disclosures are presented in Note 7. As permitted, we continue to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." We account for stock options issued to non- employees in accordance with the provisions of SFAS 123 and EITF 96-18. "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services."

Foreign Currency Translation. The functional currency of each foreign subsidiary is its local currency. Essentially all foreign assets and liabilities are translated into U.S. dollars at year-end exchange rates, while elements of the income statement are translated at average exchange rates in effect during the year. Foreign currency transaction gains and losses are included in the consolidated statement of operations. Adjustments arising from the translation of net assets located outside the United States (gains and losses) are recorded as a component of shareholders' equity.

Concentration of Risks and Uncertainties. Substantially all of our cash and cash equivalents are maintained at financial institutions in the United States. Deposits at these institutions may exceed the amount of insurance provided on such deposits. We have not experienced any losses on its deposits of cash and cash equivalents.

Our Sunnyvale facility currently accounts for all product manufacturing. Disruption of operations at our production facility could cause delays in, or an interruption of, production and shipment of products which could have a material adverse impact on our business, operating results and financial condition.

We purchase certain key components of our products, from sole, single or limited source suppliers. For some of these components there are few alternative sources. A reduction or stoppage in supply of sole-source components would limit our ability to manufacture certain products. There can be no assurance that an alternate supplier could be established if necessary or that available inventories would be adequate to meet our production needs during any prolonged interruption of supply.

Our products require approval from the United States Food and Drug Administration (FDA) and international regulatory agencies prior to the commencement of commercial sales. There can be no assurance that our products will receive any of these required approvals. If we were denied such approvals, or if such approvals were delayed, it would have a material adverse impact on our business.

Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the company's customers and maintains an allowance for potential credit losses when needed but historically has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. See Note 11 for further discussion of export sales.

Fair Value of Financial Instruments. The carrying value of our financial instruments approximate fair value.

Income Taxes. We account for income taxes under SFAS No. 109, "Accounting for Income Taxes," which prescribes the use of the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Computation of Net Income (Loss) per Common Share. Basic and diluted net income (loss) per common share are computed using the weighted average number of shares of common stock outstanding.

                                                         Year Ended
                                            -------------------------------------
                                            January 1,   January 2,   January 3,
                                               2000         1999         1998
                                            -----------  -----------  -----------
Basic:
  Net income (loss).........................    $5,543      ($2,141)     ($7,687)
                                            ===========  ===========  ===========
  Weighted average common shares
     outstanding............................     9,460        8,926        8,813
                                            ===========  ===========  ===========

  Net income (loss) per share...............     $0.59       ($0.24)      ($0.87)
                                            ===========  ===========  ===========

Diluted:
  Net income (loss).........................    $5,543      ($2,141)     ($7,687)
                                            ===========  ===========  ===========
  Weighted average common shares
     outstanding............................     9,460        8,926        8,813
  Options to purchase common stock..........       678           --           --
  Warrants..................................        99           --           --
                                            -----------  -----------  -----------
  Total weighted common stock and
   common stock equivalents.................    10,237        8,926        8,813
                                            ===========  ===========  ===========

  Net income (loss) per share...............     $0.54       ($0.24)      ($0.87)
                                            ===========  ===========  ===========

Antidilutive securities:
  Options to purchase common stock..........        --        1,464        1,055
  Warrants..................................        --           80           --
                                            -----------  -----------  -----------
                                                    --        1,544        1,055
                                            ===========  ===========  ===========

Comprehensive Income (Loss). We adopted the provision of the Financial Accounting Standards Board (FASB) SFAS No. 130, "Reporting Comprehensive Income" in 1998. This statement establishes requirements for disclosure of comprehensive income with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. To date, we do not engage in hedging activities.

.

3. AVAILABLE-FOR-SALE SECURITIES:

The following summarizes our available-for sales securities at January 1, 2000:

                                        Gross      Gross                Fair
                            Amortized Unrealized Unrealized  Accrued   Market
                              Cost      Gains      Losses   Interest    Value
                            --------- ---------- ---------- --------- ---------
Maturity date less than
1 year:
  Commerical Paper.........  $17,119         $4      $  --     $  --   $17,123
  Corporate notes and
   bonds...................    5,389         --         (1)       32     5,420

Maturity date greater
than 1 year:
  Corporate notes and
   bonds...................    6,206         --        (25)       38     6,219
  U.S. government notes
    and bonds..............    2,970         --        (16)       16     2,970
                            --------- ---------- ---------- --------- ---------
Total......................  $31,684         $4       ($42)      $86   $31,732
                            ========= ========== ========== ========= =========

Realized gains and losses were immaterial for all periods presented. At January 2, 1999, the amortized cost of the investment approximates fair value.

4. BALANCE SHEET DETAIL:

                                                      January 1,   January 2,
                                                         2000         1999
                                                     ------------ ------------
                                                           (in thousands)
Inventories:
   Raw materials...................................       $2,870       $3,127
   Work-in-process.................................        1,280        1,852
   Finished goods..................................        2,810        2,090
                                                     ------------ ------------
                                                          $6,960       $7,069
                                                     ============ ============

Prepaid expenses and other current assets:
   Prepaid insurance...............................         $132         $212
   Prepaid rent....................................           15          --
   Other...........................................          572          826
                                                     ------------ ------------
                                                            $719       $1,038
                                                     ============ ============

Property and equipment:
   Machinery and equipment.........................       $1,621       $1,672
   Tooling and molds...............................          603          343
   Computer equipment..............................        1,833        1,397
   Controller placements...........................        6,955        2,637
   Furniture and fixtures..........................          342          332
   Leasehold improvements..........................          403          271
                                                     ------------ ------------
                                                          11,757        6,652
   Less accumulated depreciation and amortization..       (4,391)      (2,092)
                                                     ------------ ------------
                                                          $7,366       $4,560
                                                     ============ ============

Equipment acquired under capital leases
  included in property and equipment above:
     Machinery and equipment.......................         $109         $109
     Computer equipment............................          217          217
     Less accumulated depreciation.................         (170)         (99)
                                                     ------------ ------------
                                                            $156         $227
                                                     ============ ============

Accrued liabilities:
   Accrued professional fees.......................          $30         $150
   Accrued warranty................................          174          302
   Other...........................................        1,030        1,282
                                                     ------------ ------------
                                                          $1,234       $1,734
                                                     ============ ============

5. COMMITMENTS:

Line of Credit. In June 1999, we negotiated a $7,000,000 revolving line of credit. Available borrowings under this line of credit are contingent upon and collateralized by certain assets and are subject to financial covenants. Borrowings under the line of credit bear interest at the bank's prime rate plus one-quarter of one percentage point. At January 1, 2000 we were in compliance with these covenants and had no outstanding borrowings.

Capital Leases. We have entered into capital lease agreements to lease certain computer and related equipment. At January 1, 2000, the total future minimum payments under capital leases is $161,000 with $14,000 representing interest as follows (in thousands):

      2000.........................................          $74
      2001.........................................           74
      2002.........................................           13

Operating Leases. We lease our facilities and certain equipment under operating leases. The company recognizes rent expense on a straight-line basis over the lease term. At January 1, 2000, total future minimum lease payments are as follows (in thousands):

      2000.........................................         $631
      2001.........................................          645
      2002.........................................          110

Rent expense for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 was $595,000, $437,000 and $349,000, respectively.

6. SUPPLEMENTAL CASH FLOW DISCLOSURES:

(in thousands)
                                                  For the Years Ended
                                         --------------------------------------
                                          January 1,   January 2,   January 3,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Non-cash financing and investing
activities:
 Additions to property and equipment
 acquired under capital lease...........      $  --          $217       $  --

Cash paid during the period for:
      Interest..........................          23            1            5
      Income Taxes......................          93            1            1

7. STOCKHOLDERS' EQUITY:

Preferred Stock. Under our Articles of Incorporation, we are authorized to issue preferred stock. At January 1, 2000, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding as the previously outstanding preferred stock was converted into common stock in connection with our initial public offering during 1996.

Stock Option Plans. In May 1993, we approved the 1993 Stock Plan (1993 Plan) under which the Board of Directors is authorized and directed to enter into stock option agreements with selected individuals. 136,000 shares were authorized at the inception of the Plan with 250,000, and 1,150,025 additional shares authorized in 1994, and 1995, respectively. In May 1998, our stockholders approved an increase in the number of shares reserved for issuance under the Plan by an aggregate of 750,000 shares for a total of 2,286,025. Options granted under the 1993 Plan generally become exercisable over a 48-month period.

Activity under the 1993 Plan is as follows:

                                                  Outstanding Options
                                                 ----------------------
                                       Shares                 Weighted
                                     Available     Number     Average
                                        for          of       Exercise
                                       Grant       Shares      Price
                                     ----------  ----------  ----------
BALANCES, DECEMBER 28, 1996........    861,442     544,098       $6.32
Options granted....................   (723,300)    723,300       $8.43
Options exercised..................        --      (74,166)      $2.71
Options canceled...................    162,203    (162,203)      $5.43
                                     ----------  ----------
BALANCES, JANUARY 3, 1998..........    300,345   1,031,029       $8.20
Additional shares authorized.......    750,000          --
Options granted....................   (601,950)    601,950      $15.17
Options exercised..................        --      (89,927)      $6.52
Options canceled...................    111,650    (111,650)      $8.89
                                     ----------  ----------
BALANCES, JANUARY 2, 1999..........    560,045   1,431,402      $11.18
Options granted....................   (388,450)    388,450      $20.11
Options exercised..................        --     (297,025)      $8.47
Options canceled...................     86,005     (86,005)     $14.04
                                     ----------  ----------
BALANCES, JANUARY 1, 2000..........    257,600   1,436,822      $13.80
                                     ==========  ==========

At January 1, 2000 and January 2, 1999, there were 611,000 and 469,000 options, respectively, exercisable under the 1993 Plan.

In December 1995, we adopted the Director Option Plan (Director Plan) and reserved 100,000 shares of common stock for issuance to directors under this plan. The plan allows for an initial grant and automatic annual grants of options to outside directors of the company. As of January 1, 2000 and January 2, 1999 outstanding options under the Director Plan were 48,000 and 33,000, respectively, with 43,125 options exercisable as of January 1, 2000. In February 1995, pursuant to a restricted stock purchase agreement, 100,000 shares of common stock were purchased by an officer of the company at $0.32 per share. The restricted stock purchase agreement contains provisions for the repurchase of common stock by the company in the event of termination of employment during the four years following the date of the agreement. Those shares were released from the purchase restriction in January 1999.

In August 1995, 90,000 shares of common stock were purchased by an officer of the company at $0.80 per share pursuant to a restricted stock purchase agreement. The restricted stock purchase agreement contains provisions for the repurchase of common stock by the company in the event of termination of employment during the four years following the date of the agreement. At January 2, 1999, 10,938 shares were subject to repurchase under this restricted stock purchase agreement. Those shares were released from the purchase restriction in September 1999.

Nonstatutory Option Plan. In August 1999, we approved the Nonstatutory Option Plan (1999 Plan) and reserved 500,000 shares of common stock for issuance under this plan. At January 1, 2000 there were 249,740 options outstanding, of which 10,622 were exercisable.

Employee Stock Purchase Plan. In December 1995, we approved the Employee Stock Purchase Plan and reserved 150,000 shares of common stock for issuance under this plan. For the years ended January 1, 2000 and January 2, 1999, 13,907 shares and 13,545 shares of common stock were sold under the Employee Stock Purchase Plan, respectively.

Warrants. In January 1998, we issued a warrant to purchase 80,000 shares of common stock at a purchase price of $12.00 per share to certain international employees. The warrant becomes exercisable over a four- year period. In March 1999, we issued warrants to purchase 40,000 shares of our common stock at a purchase price of $14.00 per share to certain international employees. The warrant becomes exercisable over a four-year period.

Stockholders Rights Plan. In November 1996, our Board of Directors approved a Stockholders Rights Plan declaring a dividend distribution of one Preferred Share Purchase Right for each outstanding share of our Common Stock. This Plan was amended in January 2000. Each right will entitle stockholders to buy one-thousandth of one share of our Series A Participating Preferred Stock at an exercise price of $370.00. This Plan was designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to guard against partial tender offers and other abusive tactics to gain control of the company without paying all stockholders the fair value of their shares, including a "control premium".

Stock-Based Compensation. We have adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and continue to account for options granted to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the 1993 Plan, the Director Plan, the Non-Statutory Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the company's net income (loss) per common share and fully diluted net income (loss) per common share for the years ended January 1, 2000, January 2, 1999 and, January 3, 1998, would have been as indicated below:

                                                  For the Years Ended
                                         --------------------------------------
                                          January 1,   January 2,   January 3,
                                             2000         1999         1998
                                         ------------ ------------ ------------
                                           (in thousands, except per share data)
Net income (loss) -- as reported........      $5,543      ($2,141)     ($7,688)
Net income (loss) -- pro forma..........      $2,768      ($3,650)     ($8,466)

Net income (loss) per common share
  as reported...........................       $0.59       ($0.24)      ($0.87)

Net income (loss) per common share
  pro forma.............................       $0.29       ($0.41)      ($0.96)

Net income (loss) per diluted share
  as reported...........................       $0.54       ($0.24)      ($0.87)

Net income (loss) per diluted share
  pro forma.............................       $0.27       ($0.41)      ($0.96)

The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following weighted average assumptions:

    Risk-free interest rate............  4.98% - 7.13%
    Expected life......................       4 years
    Expected dividends.................           ---
    Expected volatility................            52%

The options outstanding and currently exercisable by exercise price for all Plans at January 1, 2000 are as follows (in thousands, except per share data and contractual life):

                           Options Outstanding            Options Exercisable
                    ----------------------------------- ----------------------
                                  Weighted-
                                   Average    Weighted-              Weighted-
                                  Remaining    Average                Average
    Range of           Number    Contractual  Exercise     Number    Exercise
   Exercise Prices  Outstanding  Life (years)   Price   Exercisable    Price
------------------- ------------ ------------ --------- ------------ ---------
$0.0010  to  $7.37      147,740         5.65     $4.03      100,000     $3.95
  $8.25                 294,100         7.48     $8.25      180,474     $8.25
  $9.00  to $11.23      235,286         7.56    $10.59      122,744    $10.38
 $11.50  to $13.75       70,827         7.93    $12.47       31,113    $12.42
 $14.00                 180,191         9.16    $14.00       32,931    $14.00
 $14.88  to $17.25      140,230         8.41    $15.40       46,805    $15.27
 $17.63                 176,583         8.61    $17.63       51,204    $17.63
 $17.88                 129,865         8.44    $19.09       57,345    $20.51
 $34.75                 236,740         9.66    $34.75       19,385    $34.75
 $42.81                 123,000         9.94    $42.81          402    $42.81
                    ------------                        ------------
                      1,734,562         8.26    $17.45      642,403    $12.41
                    ============                        ============

Deferred compensation expense recognized as a result of stock options granted and common stock issued subject to repurchase provisions was $68,000, $160,000 and $160,000 in the years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

8. RELATED PARTIES:

In connection with the formation of ArthroCare, several of the founders and a partnership of the founders entered into a licensing agreement to facilitate patent transfers. As a result, we acquired an exclusive worldwide perpetual royalty-free license, with right of sublicense, to make, use and sell products and use patent methods covered by the patent rights limited to surgical orthopedic and arthroscopic applications.

Also in connection with its incorporation, we entered into a consulting agreement with a consulting and research firm, which is headed by one of our founders. This consulting and research firm was contracted to perform research related to the development of hand-held instruments used in arthroscopic procedures. Research and development costs incurred on this contract in fiscal 1999, 1998 and 1997 were approximately $85,000, $392,000 and $457,000, respectively.

In January 1995, we loaned to an officer $120,000 pursuant to a provision in the officer's employment agreement. The resulting promissory note bears interest at 6% per annum and was due on the earlier of January 31, 1999 or termination of employment. In December 1998, the officer paid the note in full. In February 1995, the company agreed to loan this officer up to an additional $144,000 in monthly increments of $3,000 at 6% per annum. In December 1997, we amended this officer's employment agreement to terminate the increments effective January 31, 1998 and forgive 10% of the principal and interest at the end of each fiscal year in which the officer is employed by us and in which the we met certain performance targets. During fiscal year 1997, $11,000 of principal and interest was forgiven. At January 2, 1999, $99,000 of principal and interest was outstanding on this note. Both aforementioned notes were collateralized by shares of our common stock and a mortgage on the officer's residence and as of February 1999 have been paid in full.

In June 1997, we loaned an officer $500,000 pursuant to a provision in the officer's employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer's residence and is due and payable upon either the officer's termination of employment or the sale of the officer's residence. If the officer is terminated by us, or if we are acquired, the loan is due and payable within 12 months thereafter. As of January 1, 2000, $500,000 of principal was outstanding on this note.

In November 1997, we issued a relocation loan of $130,000 to an employee. This loan is collateralized by the employee's residence and is due and payable upon either the sale or transfer of the property or the termination of the officer's employment with us and bears no interest. As of January 2, 1999, $130,000 of principal was outstanding on this loan.

In April 1999, we loaned an officer $225,000 pursuant to a provision in the officer's employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer's residence and is due and payable upon either the officer's termination of employment or the sale of the officer's residence. If the officer is terminated by us or if we are acquired, the loan is due and payable within 12 months thereafter. As of January 1, 2000, $225,000 of principal was outstanding on this note.

In May 1999, we loaned an officer $350,000 pursuant to a provision in the officer's employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer's residence and is due and payable upon either the officer's termination of employment or the sale of the officer's residence. If the officer is terminated by us or if we are acquired, the loan is due and payable within 12 months thereafter. As of January 1, 2000, $350,000 of principal was outstanding on this note.

9. INCOME TAXES:

At January 1, 2000, we had approximately $19,915,000 and $5,801,000, in federal and state net operating loss carryforwards respectively, which expire at various dates beginning in the year 2001. Under the Internal Revenue Code, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carryforwards which can be utilized in future years to offset future taxable income.

Our deferred tax assets consist of the following (in thousands):

                                                     January 1,   January 2,
                                                        2000         1999
                                                    ------------ ------------
Deferred tax assets:
   Net operating loss carryforwards................      $9,901       $6,726
   Capitalized research and development costs......         862        1,067
   Capitalized start-up costs......................         156          323
   Research and development credit.................       1,424        1,120
   Allowances and reserves.........................         942        2,093
                                                    ------------ ------------
Deferred tax assets................................      13,285       11,329

Less: valuation allowance and other................     (13,285)     (11,329)
                                                    ------------ ------------

   Net deferred tax assets.........................      $  --        $  --
                                                    ============ ============

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. We have established a valuation allowance to the extent if our deferred tax assets since it is not certain that a benefit can be realized in the future due to our lack of sustained history of generating operating income. Our valuation allowance increased by $1,691,000 during the year ended January 2, 1999.

10. EMPLOYEE BENEFIT PLAN:

We maintain a Retirement Savings and Investment Plan (401(k) Plan) which covers substantially all employees. Eligible employees may defer salary (before tax) up to a specified maximum. Management, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. To date, we have not made any matching contributions to the 401(k) Plan.

11. SEGMENT INFORMATION:

We are organized into five business units on the basis of product markets, Arthroscopy, Spine, ENTec®, Visage® and AngioCare™. To date, substantially all the company's product revenue was related to the arthroscopy segment. During 1999, approximately $1.8 million of our license fees and royalties were attributable to the Arthroscopic business unit, $2.3 million was related to our Visage business unit and $0.3 million was related to our AngioCare business unit. During fiscal 1998, approximately $2.6 million of our license fees and royalties were attributable to the AngioCare business unit, $0.4 million was attributable to the ENTec business unit and $0.3 million was attributable to the Visage business unit. Export sales were approximately $6.7 million during fiscal 1999 and $2.3 million for fiscal 1998.

12. BUSINESS COLLABORATIONS

During the year ended January 2, 1999, we formed a new business unit, AngioCare™ for the purpose of commercializing our Coblation® technology in the cardiac and interventional cardiology markets. As part of those efforts, in February 1998, we entered into license and distribution agreement under which Boston Scientific Corporation will help to develop, obtain regulatory approval for and market products based upon our Coblation technology for myocardial revascularization procedures. Under the agreement, Boston Scientific Corporation has paid license fees to us based upon achievement of designated milestones and royalties on sales of resulting products. The first nonrefundable license payment of $3.0 million was received during 1998 of which $0.3 million and $2.6 million was recognized as license revenue during fiscal years 1999 and 1998, respectively.

In January 1999, we entered into an exclusive distribution agreement with Inamed Corporation (Collagen Aesthetics, Inc.) to license, market and distribute our Coblation-based products for cosmetic surgical procedures, typically performed cosmetic surgeons, dermatologists and facial plastic surgeons, including some ENT physicians. Under the terms of the agreement, Inamed, is the exclusive worldwide distributor of our Cosmetic Surgery System. During 1999 we recognized $2.3 million and $0.3 million, respectively, as license fees and royalty revenues.

13. SUBSEQUENT EVENT (unaudited)

On March 24, 2000 the Board of Directors approved a two for one split of our common stock, which is subject to shareholder approval.

SCHEDULE II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

                                              Additions
                                 Balance at   Charged to               Balance
                                  Beginning    Cost and                at end
                                   of Year     Expenses   Deductions   of Year
                                 ----------- ------------ ----------- ---------
Year ended January 1, 2000
 Deducted from asset accounts:
  Allowance for doubtful
   accounts and product returns..      $469         $214       $ --       $683
  Allowance for excess and
   obsolete inventory............       323          740         --      1,063

Year ended January 2, 1999
 Deducted from asset accounts:
  Allowance for doubtful
   accounts and product returns..      $594       $ --         ($125)     $469
  Allowance for excess and
   obsolete inventory............       349         --          ($26)     $323

Year ended January 3, 1998
 Deducted from asset accounts:
  Allowance for doubtful
   accounts and product returns..      $318         $276       $ --       $594
  Allowance for excess and
   obsolete inventory............       100          249         --        349

ARTHROCARE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION

a Delaware Corporation

By: /s/ MICHAEL A. BAKER

Michael A. Baker

President and Chief Executive Officer

Date: March 31, 2000

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael A Baker and Christine E. Hänni as his attorney-in-fact for him, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/ MICHAEL BAKER	President, Chief Executive Officer and Director	March 31, 2000
Michael Baker	(Principal Executive Officer)

/s/ CHRISTINE E. HÄNNI	Chief Financial Officer and Assistant Secretary	March 31, 2000
Christine E. Hänni	(Principal Financial and Accounting Officer)

/s/ HIRA V. THAPLIYAL	Director	March 31, 2000
Hira V. Thapliyal

/s/ ANNETTE J. CAMPBELL- WHITE	Director	March 31, 2000
Annette J. Campbell-White

/s/ C. RAYMOND LARKIN, Jr.	Director	March 31, 2000
C. Raymond Larkin, Jr.

/s/ JOHN S. LEWIS	Director	March 31, 2000
John S. Lewis

/s/ ROBERT R. MOMSEN	Director	March 28, 2000
Robert R. Momsen

ATHROCARE CORPORATION

Report on Form 10-K for the year ended January 1, 2000

INDEX TO EXHIBITS*
EXHIBIT NUMBER	EXHIBIT NAME

10.35

Nonstatuatory Stock Option Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with this the Registrant's Annual Report on Form 10-K for the period ended January 1, 2000.)

21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (see page 54).
27.1	Financial Data Schedule.

* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.