Form 10-Q
period 2000-04-01
ARTHROCARE CORP
filed 2000-05-09
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

    The number of shares outstanding of the registrant's common stock as of April 14, 2000 was 10,916,309.

ARTHROCARE CORPORATION
FORM 10-Q
INDEX

PART I. Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of April 1, 2000 and January 1, 2000

Condensed Consolidated Statements of Operations for the three month periods ended April 1, 2000 and April 3, 1999.

Condensed Consolidated Statements of Cash Flows for the three month periods ended April 1, 2000 and April 3, 1999.

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

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                      April 1,     January 1,
                                                       2000           2000
                                                   -------------  -------------
                                                    (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents.....................        $48,251        $47,875
  Available-for-sale securities.................         12,749         22,582
  Accounts receivable, net of allowances........         17,129         13,917
  Inventories, net..............................          8,758          6,960
  Prepaid expenses and other current assets.....            677            719
                                                   -------------  -------------
       Total current assets                              87,564         92,053

Available-for-sales securities..................         21,125          9,150
Property and equipment, net.....................          7,975          7,366
Related party receivables.......................          1,205          1,205
Other assets....................................            265            265
                                                   -------------  -------------
     Total assets...............................       $118,134       $110,039
                                                   =============  =============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................         $3,133         $2,930
  Accrued liabilities...........................          1,798          1,256
  Accrued compensation..........................          2,888          2,689
  Capital lease obligation, current portion.....             60             60
                                                   -------------  -------------
          Total current liabilities                       7,879          6,935

Capital lease obligation, less
   current portion..............................             67             87
Deferred rent...................................            130            134
                                                   -------------  -------------
          Total liabilities.....................          8,076          7,156
                                                   -------------  -------------

Stockholders' equity:
  Common stock..................................             11             11
  Additional paid in capital....................        127,860        125,200
  Notes receivable from stockholders............             --           (273)
  Accumulated other comprehensive (loss)........           (255)          (151)
  Accumulated deficit...........................        (17,558)       (21,904)
                                                   -------------  -------------
          Total stockholders' equity............        110,058        102,883
                                                   -------------  -------------
     Total liabilities and stockholders' equity.       $118,134       $110,039
                                                   =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                   Three Months Ended
                                 -----------------------
                                  April 1,    April 3,
                                    2000        1999
                                 ----------- -----------
Revenues:
   Product sales................    $15,691      $9,077
   License fees and royalties...      2,069         625
                                 ----------- -----------
      Total revenues............     17,760       9,702
      Cost of product sales.....      6,364       3,876
                                 ----------- -----------
      Gross profit..............     11,396       5,826
                                 ----------- -----------
Operating expenses:
   Research and development.....      1,757       1,024
   Sales and marketing..........      4,896       3,336
   General and administrative...      1,239       1,349
                                 ----------- -----------
      Total operating expenses..      7,892       5,709
                                 ----------- -----------

        Income from operations..      3,504         117
Interest and other income, net..      1,071         134
                                 ----------- -----------
Income before taxes.............      4,575         251
Income tax provision............        229          11
                                 ----------- -----------
Net income .....................     $4,346        $240
                                 =========== ===========

Basic net income per
   share.......................       $0.40       $0.03
                                 =========== ===========
Diluted net income per
   share.......................       $0.36       $0.03
                                 =========== ===========
Shares used in computing basic
 net income per share...........     10,918       8,973
                                 =========== ===========
Shares used in computing
 diluted net income per share...     11,944       9,505
                                 =========== ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                         Three Months Ended
                                                      --------------------------
                                                        April 1,      April 3,
                                                          2000          1999
                                                      ------------  ------------
Cash flows from operating activities:
   Net income .......................................      $4,346          $240
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation and amortization................         851           470
        Amortization of deferred  stock
          compensation and stock compensation expense         364            40
        Provision for doubtful accounts receivable
          and product returns........................         (93)           93
        Provision for excess and obsolete inventory..        (636)          525
        Deferred rent................................          (4)           (2)
        Changes in operating assets and liabilities:
          Accounts receivable                              (3,120)         (552)
          Inventory..................................      (1,162)         (666)
          Prepaid expenses and other current assets..          42           636
          Accounts payable...........................         203          (566)
          Accrued liabilities........................         741          (167)
          Deferred revenue...........................          --           605
          Other assets...............................          --            59
                                                      ------------  ------------
   Net cash provided by operating activities                1,532           715
                                                      ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment...............      (1,460)       (1,130)
   Purchases of available-for-sale securities........     (22,851)         (347)
   Sale or maturities of available-for-sale
     securities......................................      20,624        1,001
                                                      ------------  ------------
   Net cash used in investing
     activities......................................      (3,687)         (476)
                                                      ------------  ------------
Cash flows from financing activities:
   Issuance of notes receivable to related
     parties.........................................          --           (11)
   Repayment of capital leases.......................         (20)          (19)
   Repayment of notes receivable from related
     parties.........................................         273           148
   Proceeds from exercise of options
     to purchase common stock........................       2,296           406
                                                      ------------  ------------
           Net cash provided by financing
               activities............................       2,549           524
                                                      ------------  ------------

Effect of exchange rate on changes in cash                    (18)          (36)
                                                      ------------  ------------
Net increase in cash and cash equivalents............         376           727
Cash and cash equivalents, beginning of period.......      47,875         2,826
                                                      ------------  ------------
Cash and cash equivalents, end of period.............     $48,251        $3,553
                                                      ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation and its subsidiaries ("ArthroCare," "we," "us" or "our") for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the financial statements contained in our Form 10-K for the year ended January 1, 2000 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at January 1, 2000 was derived from audited financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

2. Computation of Net Income Per Share:

     Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and are excluded from the computation if their effect is anti-dilutive.

    The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

                                     Three Months Ended
                                 -----------------------
                                   April 1,    April 3,
                                     2000        1999
                                 ----------- -----------
Net income .....................     $4,346        $240
                                 =========== ===========
Shares calculation:
   Weighted average basic
    shares outstanding..........     10,918       8,973
   Options......................      1,026         532
                                 ----------- -----------
     Total shares used to
      compute diluted net
      income per share..........     11,944       9,505
                                 =========== ===========
Net income per share:
   Basic........................      $0.40       $0.03
                                 =========== ===========
   Diluted......................      $0.36       $0.03
                                 =========== ===========

     Options to purchase 316,481 shares of common stock at prices ranging from $17.25-$24.25 per share were outstanding during the three month period ended April 3, 1999, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period.

3. Comprehensive Income:

    Comprehensive income is comprised of net income and other comprehensive income such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income was as follows (in thousands):

                                    Three Months Ended
                                 -----------------------
                                    April 1,    April 3,
                                     2000        1999
                                 ----------- -----------
Net income .....................     $4,346        $240

 Other comprehensive income:

  Change in unrealized gain and
   losses in available for sale
   marketable securities........        (85)        --

  Foreign translation
   adjustment...................        (18)        (36)
                                 ----------- -----------
Comprehensive net income........     $4,243        $204
                                 =========== ===========

4. Balance Sheet Detail (in thousands):

                                               April 1,   January 1,
                                                2000         2000
                                            ------------ ------------
                                            (unaudited)
Inventory:
   Raw materials.........................        $3,478       $2,870
   Work-in-process.......................         1,967        1,280
   Finished goods........................         3,313        2,810
                                            ------------ ------------
Total....................................        $8,758       $6,960
                                            ============ ============
Other accrued liabilities:
   Accrued professional fees.............           $30          $30
   Accrued warranty......................           248          174
   Other.................................         1,520        1,052
                                            ------------ ------------
Total....................................        $1,798       $1,256
                                            ============ ============

5. Line of Credit:

     In June 1999, we entered into a $7.0 million revolving line of credit that expires in June 2000. Available borrowings under this line of credit are contingent upon and collateralized by our assets and are subject to covenants related to financial ratios and profits. Borrowings under the line of credit bear interest at the bank's prime rate plus one-quarter of one percentage point. At April 1, 2000, we were in compliance with these covenants and no borrowings were outstanding.

6. Litigation:

    We are currently involved in ongoing litigation. In June 1998, we announced that we had entered into an exclusive worldwide marketing and distribution agreement with Xomed Surgical Products for our products in the ENT surgery market. On February 4, 1999, Xomed Surgical Products of Jacksonville, Florida filed a complaint against us in the Fourth Judicial Circuit, Duval County Florida, alleging breach of contract by us. In the complaint, Xomed has demanded a full refund of the amounts paid for certain products bought by Xomed from us, and for a portion of an exclusive license fee paid by Xomed pursuant to an exclusive license and distribution agreement between Xomed and ArthroCare. This license and distribution agreement was terminated by us on February 5, 1999. We believe that the suit is without merit, and filed a Motion to Dismiss on February 24, 1999.

7. Recent Accounting Pronouncements:

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. On March 24, 2000, the SEC issued Staff Accounting Bulletin No. 101A "Amendment: Revenue Recognition Financial Statements". SAB 101A allows companies to defer the reporting of a change in accounting principle, as required by SAB101, until the second quarter of the current year. Accordingly, we will report a change in accounting principle for the fiscal quarter ending July 1, 2000. We are still evaluating the application of SAB101 and believe that certain revenue previously recognized may be deferred to future periods. The cumulative effect of this change in accounting principle, which we anticipate adopting in the second quarter of 2000, may result in an increase of our accumulated deficit.

8. Segment Information:

     We are organized into five business units based on product markets: arthroscopy, spinal and neurosurgery, ear nose and throat surgery, cosmetic surgery and cardiology. Our reportable segments are arthroscopy, and cosmetic surgery and other which includes spinal and neurosurgery, ear nose and throat surgery and cardiology. Total revenues for the three month period ended April 1, 2000 for the arthroscopy, cosmetic surgery and other business segments were $12.9 million ,4.6 million, and .03 million, respectively. Total revenues for the three month period ended April 3, 1999 for the arthroscopy cosmetic surgery and other business segments were $8.0 million, $1.5 million and $0.2 million respectively. Income (loss) from operations for the three month period ended April 1, 2000 for the arthroscopy, cosmetic surgery and other business segments was $3.8 million, $3.1 million and ($1.1) million, respectively. Income (loss) from operations for the three month period ended April 3, 1999, for the arthroscopy, cosmetic surgery and other business segments were $1.0 million, $0.8 million and ($2.0) million respectively. Our reportable segments do not include interest and other income and certain corporate expenses which amounted to $1.1 million and $2.3 million, respectively, for the three month periods ended April 1, 2000 and $0.1 million and $1.5 million, respectively, for the three month period ended April 3, 1999.

9. Stock Split:

     On March 24, 2000 the Board of Directors approved a two-for-one stock split of our common stock, which is subject to shareholder approval. The following table sets out proforma basic and diluted net income per share as if the stock split had been effective from the begining of the periods indicated:

                                     Three Months Ended
                                 -----------------------
                                   April 1,    April 3,
                                     2000        1999
                                 ----------- -----------

Basic net income per share:

   As reported....................    $0.40       $0.03
   Proforma.......................    $0.20       $0.01

Diluted  net income per share:

   As reported....................    $0.36       $0.03
   Proforma.......................    $0.18       $0.01

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that ArthroCare Corporation ("ArthroCare" "we," "us," or "our") "believes", "anticipates", "expects" or "plans to", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" set forth in Part I of our Annual Report on Form 10-K for the year ended January 1, 2000 and "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS" set forth below.

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

    Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of other soft-tissue markets, including spinal surgery, neurosurgery, cosmetic surgery, ear nose and throat ("ENT") surgery, and various cardiology applications.

    In April 1998, we announced that we had entered the cosmetic surgery market to commercialize Coblation technology in this field. In early 1999, we entered into a license and distribution agreement with Collagen Aesthetics, Inc., who has been purchased by Inamed Corporation. Under this agreement, Inamed Corporation acquired exclusive, worldwide, marketing rights for our cosmetic surgery line of products for the dermatology and cosmetic surgery markets.

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

    We have received 510(k) clearance to market our Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. Our Cosmetic Surgery System is CE marked for general dermatology, skin resurfacing for the purpose of wrinkle reduction procedures and we have received 510(k) clearance for use of our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction in the United States. Our ENT Surgery System is CE marked, and we have received 510(k) clearances for use of our ENT Surgery System in general head, neck, oral and sinus, including snoring and tonsillectomy surgery procedures in the United States. Our Spinal Surgery System is CE marked and we have received 510(k) clearance in the United States to market this system for spinal surgery. Our neurosurgery products are CE marked. We have received 510(k) clearance to market Coblation technology for general surgery.

     In December 1995, we introduced our Arthroscopic System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, at substantial discounts, to generate future disposable revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets including the products we have introduced in the fields of spinal surgery, neurosurgery in Europe, cosmetic surgery and ear, nose and throat surgery. We have received 510(k) clearance for use of our technology in several fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

Revenues:

    Product sales for the three months ended April 1, 2000 were $15.7 million, an increase of $6.6 million or 73% from $9.1 million from the prior year period. The increase in product sales resulted primarily from an increase in the number of unit sales of both controllers and disposable devices. The higher unit volume of sales resulted primarily from increased activity for newly introduced models of disposable devices for arthroscopy, sales of disposable devices for new product lines, sales of controllers and disposable devices for our cosmetic surgery product line and increasing international sales. We attribute increasing disposable device sales both domestically and internationally to our strategic plan to build market share through continued promotional programs of controller placements.

    International product sales for the three months ended April 1, 2000 increased to 10% of total product sales compared to 5% of product sales for the same period of the prior year. We believe that the increase in international sales is attributable to our increasing marketing presence overseas and the regulatory approval to market our arthroscopic products in Japan.

     Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology and continue to work on new product development efforts specifically for knee applications. We believe that, in our four years of product shipments, we have penetrated 30% to 35% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 60% of our arthroscopy disposable device sales is being generated by the sale of disposables for use in knee procedures.

    License fees and royalty income increased to $2.1 million for the three months ended April 1, 2000 from $0.6 million for the three months ended April 3, 1999. The increase in license fees and royalty revenue in the current three-month period is primarily due to the timing of licensing payments and milestones received from our business partners. In January 1999, we entered into a license and distribution agreement with Inamed Corporation, which was expanded in February 1999, whereby Inamed Corporation acquired exclusive, worldwide, marketing rights for our patented Coblation technology in the cosmetic surgery market. Under the terms of the agreement, Inamed Corporation pays us license fees based upon the achievement of certain milestones and royalties on sales of product to end-users. During the three months ended April 1, 2000, and April 3, 1999 the vast majority of license fees and royalties we recognized were in conjunction with this agreement.

    We cannot assure you that we will be able to continue to be able to recognize future license fees, or that products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that we may continue to receive licensing and royalty revenues from our business partners.

Cost of Product Sales

     Cost of product sales for the three months ended April 1, 2000 was $6.4 million or 41% of product sales, as compared with $3.9 million or 43% of product sales for the three months ended April 3, 1999. The increase in cost of product sales for the three-month periods ended April 1, 2000, compared to the same period of the prior year, is attributable to increasing unit sales of both controllers and disposable devices. The decrease in cost as a percentage of product sales for the three month period ended April 1, 2000, as compared to the prior year period is attributable to increased manufacturing efficiency for established product lines and increased production volume.

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

Operating Expenses

    Research and development expense was $1.8 million for the three months ended April 1, 2000 as compared to $1.0 million for the same period of the previous fiscal year. In general, overall spending in research and development increased as we continued to develop new products in our currently commercialized markets, continued our development efforts for potential additional products and continued to maintain our patent position. Salaries and related compensation expenses continued to increase during the current year period, including non-cash charges for stock options awarded to non- employees, as we continued to increase headcount in order to support our increasing research and development efforts. Increases in research and development expense have been partially offset by funding received from business partners for continued product development and by a decrease in the expenditures associated with clinical trials. We believe continued investment in Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, as well as increased non-cash charges for stock options granted to non- employees, but anticipate expenses to continue to decrease as a percentage of product sales.

    Sales and marketing expense increased to $4.9 million or 31% of product sales during the three months ended April 1, 2000, as compared to $3.3 million or 37% of product sales during the same period of the previous fiscal year. The increase in spending in absolute dollars for the three-month periods was primarily due to higher dealer commissions resulting from increased sales, increased staffing and related expenditures as well as increased trade-show related activities including marketing studies.

    We anticipate that sales and marketing spending will continue to increase in absolute dollars due to the expansion of our distribution capabilities to address the spinal surgery market, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, additional investments in the sales, marketing and support staff necessary to market our current products and commercialize future products.

    General and administrative expenses were $1.2 million or 8% of product sales during the three months ended April 1, 2000, as compared to $1.3 million or 15% of product sales during the same period of the previous fiscal year. The decrease in spending for the three months ended April 1, 2000 as compared to the three months ended April 3, 1999, is attributable to a reduction in legal fees offset by an increase in spending during the current year associated with international consulting and staffing and related expenditures. We expect that general and administrative expenses as a percentage of product sales will continue to decrease when compared to prior year periods as a result of the settlement of patent litigation, offset partially by an increase in additional business development activities.

Interest and Other Income, net

    Interest and other income, net increased to $1.1 million during the three months ended April 1, 2000 from $0.1 million for the three months ended April 3, 1999. The $1.0 million increase during the current year period was attributable to the increase in our cash and investment balances as a result of our secondary offering and cash flow. We anticipate that interest and other income, net, will continue to increase due to our increased cash balances.

Income Tax Provision

     The provision for income taxes was $229,000 and $11,000 for the three-month periods ended April 1, 2000 and April 3, 1999, respectively. Because we use net operating loss carryforwards generated in prior years, our tax rate is below the statutory rate. We have federal net operating loss carryforwards which expire in the years 2001 through 2018, and state net operating loss carryforwards which expire in the years 2001 through 2003. We are subject to certain alternative minimum tax requirements in the current year for which an estimate is made based on the anticipated effective tax rate at the end of the fiscal year.

Net Income

    Net income was $4.3 million for the three months ended April 1, 2000 compared to $0.2 million for the period ended April 3, 1999. Net income for the current period reflects an increase in product sales, license fees and gross margin, partially offset by increased spending in operating expenses. Although we have experienced substantial revenue growth since inception and have been profitable on a quarterly basis since the quarter ended April 3, 1999, due to our short operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

    On April 1, 2000, we had $79.7 million in working capital. The principal sources of liquidity consisted of $61.0 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In addition, we had $21.1 million in long-term investments respresenting cash investments with original maturity dates of greater than one year. We also had $7.0 million available under a line of credit. Available borrowings under this line of credit are contingent upon and collateralized by some of our asset balances and are subject to covenants related to financial ratios and profits. Borrowings under the line of credit bear interest at the bank's prime rate plus one-quarter of one percentage point. At April 1, 2000 we were in compliance with these covenants and had no borrowings outstanding.

    Net cash provided by operating activities for the three months ended April 1, 2000 was $1.2 million as compared to $0.7 million for the three-month period ended April 3, 1999. The increase in cash provided by operating activities year-over-year was primarily due to the net income of $4.3 million for the 2000 period compared to $0.2 million in the prior year, partially offset by increases in accounts receivable and inventory.

    Net accounts receivable increased to $17.2 million as of April 1, 2000 from $13.9 million as of January 1, 2000. The increase in accounts receivable is mainly attributable to the corresponding increase in product sales along with the timing of sales during the quarter.

    Inventories increased to $8.8 million as of April 1, 2000 from $7.0 million at January 1, 2000, due to the need to support higher anticipated product sales activity. We expect future inventory levels to grow to support sales volume increases, as a result of our expansion into the markets of spinal surgery, ear, nose and throat surgery and cosmetic surgery.

    Net property and equipment increased to $8.0 million as April 1, 2000 from $7.4 million at January 1, 2000. The increase is primarily attributable to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

     We believe that our current cash balances, cash equivalents, short and long term investments and cash generated from our operations will be sufficient to meet our operating and capital requirements at least through the end of 2001. As of April 1, 2000, we had committed to capital expenditures of approximately $0.4 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We must adopt this standard no later than fiscal year 2001. To date, we do not engage in hedging activities.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB101")." SAB 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. On March 24, 2000, the SEC issued Staff Accounting Bulletin No. 101A "Amendment: Revenue Recognition Financial Statements". SAB 101A allows companies to defer the reporting of a change in accounting principle, as required by SAB101 until the second quarter of the current fiscal year. Accordingly, we may report a change in accounting principle for the fiscal quarter ending July 1, 2000. We are still evaluating the application of SAB101 and believe that certain revenue previously recognized may be deferred to future periods. The cumulative effect of this change in accounting principle, which we anticipate adopting in the second quarter of 2000, may result in an increase of our accumulated deficit.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

    We became a public company in February 1996. Included here are risk factors as updated from our Annual Report on Form 10-K, filed March 31, 2000 for the year ended January 1, 2000. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse effect on our results of operations, business, or financial position.

We are Dependent Upon Our Arthroscopic System.

    We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounts for the majority of our product sales, we are highly dependent on its sales. Our spinal surgery, cosmetic surgery, and ENT surgery products have only recently become available, and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

     We have developed several new applications for our Coblation technology in spinal and neurosurgery, cosmetic surgery and ENT surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. We are awaiting 510(k) clearance in the United States to market our Spinal Surgery System specifically for use in neurosurgery. If we do not receive this or future clearances we will be unable to market this and future products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

     We may have to make a significant investment in additional preclinical and clinical testing, regulatory, physician training and sales and marketing activities to further develop and commercialize the spinal surgery, neurosurgery, cosmetic surgery, ENT surgery and cardiology product lines. Although we believe that these products offer certain advantages, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

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

We Have Limited Marketing and Sales Experience

    We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery and ENT surgery product lines in the United States through a network of independent distributors supported by regional sales managers and a small direct sales force. These distributors sell arthroscopy, spinal surgery and ENT surgery devices for a number of other manufacturers. In addition, we are marketing and selling our neurosurgery products internationally and will market in the United States after the receipt of 510(k) clearance. We plan to utilize existing spinal surgery distributors, for the commercialization of these products both domestically and internationally. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our arthroscopic surgery, spinal surgery, neuro- surgery or ENT surgery product lines, or that they will be successful in selling our products.

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

We Have Limited Manufacturing Experience

     To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, we have limited manufacturing experience. Our manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers. We currently produce 44 models of disposable devices utilizing different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. We manufacture three different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current or future products which could reduce yields, result in supply disruptions and adversely affect our gross margins. If we have delays in manufacturing, we will not have adequate finished inventory to meet our needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products we manufacture, we may experience product returns.

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

     In addition, we use a single subcontractor to sterilize the disposable devices. Although this subcontractor has sterilzation facilities in several locations, we cannot assure you that we would be able identify and qualify an alternate sterilizer. Our inability to secure an alternative sterilizer, if required, would limit our ability to manufacture disposable devices and could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Our Operating Results Will Fluctuate

     We only achieved profitability in the period ended April 3, 1999 and, as of April 1, 2000 had an accumulated deficit of $17.6 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following: the introduction of new product lines; increased penetration in existing applications; product returns; achievement of research and development milestones; the amount and timing of receipt and recognition of license fees; manufacturing or supply disruptions; timing of expenditures; absence of a backlog of orders; receipt of necessary regulatory approvals; the level of market acceptance for our products; timing of the receipt of orders and product shipments; and promotional programs for our products.

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

We Face Intense Competition

     The markets for our current and potential products are intensely competitive. These markets include arthroscopy, spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, and certain applications in the cardiology market. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive in these markets.

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

     If we obtain the necessary international regulatory approvals, market acceptance of our products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. We intend to seek international reimbursement approvals, although we cannot assure you that any such approvals will be obtained in a timely manner, if at all.

Our Business Depends on Attracting and Retaining Collaborators and Licensors

     In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. We have signed an exclusive, worldwide distribution agreement with Inamed Corporation for our cosmetic surgery products. We have also entered into a license agreement under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on our Coblation technology for myocardial revascularization procedures.

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

We May Be Unable to Effectively Protect Our Intellectual Property

     Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We believe that our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single-electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures.

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

    In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information, developed or made known to the individual during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure you that employees will not breach such agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

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

The Market Price of Our Stock May Be Highly Volatile

     Within the last 12 months, our common stock closing price has traded between a range of $14.94 and $123.50 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including: quarterly fluctuations in results of our operations; our ability to successfully commercialize our products; announcements regarding results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by us or our competitors; developments concerning government regulations, proprietary rights or public concern as to the safety of technology; the execution of new collaborative agreements and material changes in our relationships with our business partners; market reaction to acquisitions and trends in sales, marketing, and research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders; and economic and political conditions.

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

We Are Involved In Legal Proceedings

     We are currently involved in ongoing litigation. In June 1998, we announced that we had entered into an exclusive worldwide marketing and distribution agreement with Xomed Surgical Products Inc. ("Xomed") for our products in the ENT surgery market. On February 4, 1999, Xomed filed a complaint against us alleging breach of contract. On February 5, 1999, we terminated this agreement. If legal proceedings are adversely adjudicated or settled, they could have an adverse effect on the financial condition, results of operations and future growth prospects. The defense of this type of action is expensive and may divert management's attention from the core business.

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

    We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market the ENT Surgery System in general head and neck surgical procedures as well as snoring, minimally-invasive sinus surgery and tonsill treatments. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

International

    International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market the Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada and Mexico, to market our cosmetic surgery products in Europe and Canada and to market our ENT surgery products and our spinal surgery and neurosurgery products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

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

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Number	Desription
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

10.5	Form of Exclusive Distribution Agreement, (Incorporated herein by reference to the same-numbered exhibit filed previously with our Registration Statement on Form S-1 (Registration No. 33-80453))
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

10.26

Letter Agreement dated February 9, 1999 between the Registrant and Collagen Aesthetics. (Incorporated herein by reference to Exhibit 10.30 filed previously with the Registrant's Annual Report on Form 10-K/A for the period ended January 2, 1999).

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

10.33++

Amendment to License Agreement between ArthroCare Corporation and Inamed Corporation dated October 1, 1999. (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant's Registration Statement on Form S-3. (Registration No. 333-87187))

10.34

First Amendment to Rights Agreement between the ArthroCare Corporation and Norwest Bank Minnesota, N.A. (the "Rights Agent") dated March 10, 2000. (Incorporated herein by reference to Exhibit 99.1 previously file with the Registrant's Form 8-K filed March 10, 2000.)

10.35

Nonstatuatory Stock Option Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with this the Registrant's Annual Report on Form 10-K for the period ended January 1, 2000.)

27.1	Financial Data Schedule.

+ Confidential treatment granted.

++ Confidential treatment requested.

(b) Reports on Form 8-K.

    The Company filed a Current Report on Form 8-K on March 10, 2000, reporting under Item 5 the amendment to its stockholders' rights plan.

ARTHROCARE CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2000

ARTHROCARE CORPORATION a Delaware corporation

(Registrant)

Date: May 8, 2000

By:	/s/ CHRISTINE HANNI

Christine Hanni
Vice President of Finance, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer and Accounting Officer)

Date: May 8, 2000

By:	/s/ MICHAEL A. BAKER

Michael A. Baker
President, Chief Executive Officer and Director
Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Number	Desription
27.1	Financial Data Schedule.