Form 10-Q
period 2000-06-30
ARTHROCARE CORP
filed 2000-08-15
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

    The number of shares outstanding of the registrant's common stock as of August 04, 2000 was 22,037,650.

ARTHROCARE CORPORATION
FORM 10-Q
INDEX

Part I. Financial Information

Part II. Other Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                       July 1,      January 1,
                                                         2000           2000
                                                   -------------  -------------
                                                    (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents.....................        $45,652        $47,875
  Available-for-sale securities.................         17,222         22,582
  Accounts receivable, net of allowances........         17,116         13,917
  Inventories, net..............................         12,704          6,960
  Prepaid expenses and other current assets.....            878            719
                                                   -------------  -------------
       Total current assets                              93,572         92,053

Available-for-sales securities..................         21,132          9,150
Property and equipment, net.....................          8,252          7,366
Related party receivables.......................          1,205          1,205
Other assets....................................            265            265
                                                   -------------  -------------
     Total assets...............................       $124,426       $110,039
                                                   =============  =============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................         $3,668         $2,930
  Accrued liabilities...........................          1,643          1,256
  Accrued compensation..........................          3,032          2,689
  Capital lease obligation, current portion.....             60             60
                                                   -------------  -------------
          Total current liabilities                       8,403          6,935

Capital lease obligation, less
   current portion..............................             52             87
Deferred rent...................................            111            134
                                                   -------------  -------------
          Total liabilities.....................          8,566          7,156
                                                   -------------  -------------
Contingencies (Note 6)

Stockholders' equity:
  Common stock..................................             11             11
  Additional paid in capital....................        129,312        125,200
  Notes receivable from stockholders............              --          (273)
  Accumulated other comprehensive
   (loss).......................................           (200)          (151)
  Accumulated deficit...........................        (13,263)       (21,904)
                                                   -------------  -------------
          Total stockholders' equity............        115,860        102,883
                                                   -------------  -------------
     Total liabilities and stockholders' equity.       $124,426       $110,039
                                                   =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                     Three Months Ended      Six Months Ended
                                 ----------------------- -----------------------
                                  July 1,     July 3,     July 1,     July 3,
                                    2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------
Revenues:
   Product sales................    $17,156     $10,100     $32,847     $19,177
   License fees and royalties...      1,213       2,125       3,282       2,750
                                 ----------- ----------- ----------- -----------
      Total revenues............     18,369      12,225      36,129      21,927
   Cost of product sales........      6,589       4,310      12,953       8,186
                                 ----------- ----------- ----------- -----------
      Gross profit..............     11,780       7,915      23,176      13,741
                                 ----------- ----------- ----------- -----------
Operating expenses:
   Research and development.....      1,839       1,152       3,596       2,176
   Sales and marketing..........      5,561       3,810      10,457       7,146
   General and administrative...        961       1,679       2,200       3,028
                                 ----------- ----------- ----------- -----------
      Total operating expenses..      8,361       6,641      16,253      12,350
                                 ----------- ----------- ----------- -----------

        Income from operations..      3,419       1,274       6,923       1,391
Interest and other income, net..      1,103          81       2,174         215
                                 ----------- ----------- ----------- -----------
Income before taxes.............      4,522       1,355       9,097       1,606
Income tax provision............        227          54         456          65
                                 ----------- ----------- ----------- -----------
Net income .....................     $4,295      $1,301      $8,641      $1,541
                                 =========== =========== =========== ===========

Basic net income per
   share.......................       $0.20       $0.07       $0.40       $0.09
                                 =========== =========== =========== ===========
Diluted net income per
   share.......................       $0.18       $0.07       $0.37       $0.08
                                 =========== =========== =========== ===========
Shares used in computing basic
 net income per share...........     21,960      18,072      21,790      17,946
                                 =========== =========== =========== ===========
Shares used in computing
 diluted net income per share...     24,166      19,218      23,494      19,094
                                 =========== =========== =========== ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                         Three Months Ended
                                                      --------------------------
                                                        July 1,       July 3,
                                                          2000          1999
                                                      ------------  ------------
Cash flows from operating activities:
   Net income .......................................      $8,641        $1,541
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation and amortization................       1,817         1,057
        Amortization of deferred and stock
          compensation expense.......................         500            68
        Provision for doubtful accounts receivable
          and product returns........................         (79)          131
        Provision for excess and obsolete inventory..        (445)          595
        Deferred rent................................         (23)           (5)
        Changes in operating assets and liabilities:
          Accounts receivable                              (3,120)       (1,539)
          Inventory..................................      (5,299)       (1,158)
          Prepaid expenses and other current assets..        (159)          633
          Accounts payable...........................         738          (471)
          Accrued liabilities........................         730           302
          Deferred revenue...........................         --            (59)
          Other assets...............................         --             68
                                                      ------------  ------------
   Net cash provided by operating activities                3,301         1,163
                                                      ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment...............      (2,703)       (2,220)
   Purchases of available-for-sale securities........     (28,546)          (85)
   Sale or maturities of available-for-sale
     securities......................................      21,924         1,001
                                                      ------------  ------------
   Net cash provided by (used in) investing
     activities......................................      (9,325)       (1,304)
                                                      ------------  ------------
Cash flows from financing activities:
   Issuance of notes receivable to related
     parties.........................................         --           (575)
   Repayment of capital leases.......................         (35)          (34)
   Repayment of notes receivable from related
     parties.........................................         273           144
   Proceeds from exercise of options
     to purchase common stock........................       3,612           652
                                                      ------------  ------------
           Net cash provided by financing
               activities............................       3,850           187
                                                      ------------  ------------

Effect of exchange rate on changes in cash                    (49)          (41)
                                                      ------------  ------------
Net increase(decrease) in cash and cash equivalents..      (2,223)            5
Cash and cash equivalents, beginning of period.......      47,875         2,826
                                                      ------------  ------------
Cash and cash equivalents, end of period.............     $45,652        $2,831
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

The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

                                     Three Months Ended      Six Months Ended
                                 ----------------------- -----------------------
                                  July 1,     July 3,     July 1,     July 3,
                                    2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------
Net income .....................     $4,295      $1,301      $8,641      $1,541
                                 =========== =========== =========== ===========
Shares calculation:
   Weighted average basic
    shares outstanding..........     21,960      18,072      21,790      17,946
   Options......................      2,206       1,146       1,704       1,148
                                 ----------- ----------- ----------- -----------
     Total shares used to
      compute diluted net
      income per share..........     24,166      19,218      23,494      19,094
                                 =========== =========== =========== ===========
Net income per share:
   Basic........................      $0.20       $0.07       $0.40       $0.09
                                 =========== =========== =========== ===========
   Diluted......................      $0.18       $0.07       $0.37       $0.08
                                 =========== =========== =========== ===========

Options to purchase 187,400 and 663,362 shares of common stock at prices ranging from $17.625-$24.25 per share were outstanding during the three- and six-month periods ended July 3, 1999, respectively, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period. Options to purchase 78,780 and 193,613 shares of common stock at prices ranging from $23.00-$46.625 per share were outstanding during the three- and six-month periods ended July 1, 2000, respectively, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period.

3. Comprehensive Income:

Comprehensive income is comprised of net income and other comprehensive income such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income was as follows (in thousands):

                                     Three Months Ended      Six Months Ended
                                 ----------------------- -----------------------
                                  July 1,     July 3,     July 1,     July 3,
                                    2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------
Net income .....................     $4,295      $1,301      $8,641      $1,541

 Other comprehensive income

  Change in unrealized gain and
   losses in available for sale
   marketable securities........         83           --         (2)          --

  Foreign translation
   adjustment...................        (29)         (4)        (47)        (41)
                                 ----------- ----------- ----------- -----------
Comprehensive net income........     $4,349      $1,297      $8,592      $1,500
                                 =========== =========== =========== ===========

4. Balance Sheet Detail (in thousands):

                                               July 1,   January 1,
                                                2000         2000
                                            ------------ ------------
                                            (unaudited)
Inventory:
   Raw materials.........................        $5,642       $2,870
   Work-in-process.......................         2,106        1,280
   Finished goods........................         4,925        2,810
                                            ------------ ------------
Total....................................       $12,704       $6,960
                                            ============ ============
Other accrued liabilities:
   Accrued professional fees.............          $174          $30
   Accrued warranty......................           264          174
   Other.................................         1,205        1,052
                                            ------------ ------------
Total....................................        $1,643       $1,256
                                            ============ ============

5. Line of Credit:

In June 1999, we entered into a $7.0 million revolving line of credit that expired, in accordance with its terms in June 2000. Available borrowings under this line of credit were contingent upon and collateralized by our assets and were subject to covenants related to financial ratios and profits. Borrowings under the line of credit bear interest at the bank's prime rate plus one-quarter of one percentage point.

  Litigation:

We are currently involved in ongoing litigation. On July 25, 2000, we were sued by our former European distributor Arthrex, Inc. in the Delaware Chancery Court in New Castle County. Arthrex alleges that it was wrongfully terminated by us and that we have wrongfully solicited Arthrex distributors. The complaint alleges four counts: 1) injunction, 2) declaratory judgment, 3) breach of contract, and 4) violation of the duty of good faith and fair dealing. Arthrex has moved for a preliminary injunction seeking to enjoin us from terminating Arthrex pending arbitration. We believe the suit is without merit and plan to vigorously defend against it.

On February 18, 2000, we filed a complaint for declaratory relief in the Superior Court of California, County of Santa Clara against a former independent contractor who alleges that he is owed options under our stock option plan. The defendant has filed a counterclaim in the United States District Court, Northern District of California asserting breach of contract and ownership rights in certain of ArthroCare's patents, among other claims. We believe these claims are groundless and plan to vigorously defend against them.

In May 22, 2000 we entered into a settlement agreement with Xomed Surgical Products in connection with their breach of contract claim against us. Xomed filed a voluntary dismissal of its intentional fraud claims on May 23, 2000, and Xomed and ArthroCare filed a joint stipulation of dismissal with prejudice of all claims on May 24, 2000.

7. Recent Accounting Pronouncements:

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. SAB 101, as amended, is effective for our fourth quarter of 2000. Accordingly, we will report a change in accounting principle for the fiscal quarter ending December 30, 2000. We are still evaluating the application of SAB 101 and believe that certain revenue previously recognized may be deferred to future periods. The cumulative effect of this change in accounting principle may result in an increase of our accumulated deficit.

8. Segment Information:

We are organized into five business units based on product markets: arthroscopy, spinal and neurosurgery, ear nose and throat surgery, cosmetic surgery and cardiology. Our reportable segments are arthroscopy, cosmetic surgery and other which includes spinal and neurosurgery, ear nose and throat surgery and cardiology. Total revenues for the three month period ended July 1, 2000 for the arthroscopy, cosmetic surgery and the other business segments were $14.9 million, $1.4 million and $2.1 million, respectively. Total revenues for the three month period ended July 3, 1999 for the arthroscopy, cosmetic surgery and other business segments were $10.4 million, $1.5 million, and $0.3 million, respectively. Total revenues for the six month period ended July 1, 2000 for the arthroscopy, cosmetic surgery and the other business segments were $28.0 million, $6.0 million and $2.1 million, respectively. Total revenues for the six month period ended July 3, 1999 for the arthroscopy, cosmetic surgery, and other business segments were $19.2 million, $2.1 and $0.6 million, respectively.

Income (loss) from operations for the three month period ended July 1, 2000, for the arthroscopy, cosmetic surgery and other business segments was $4.4 million, $0.7 million and $0.2 million, respectively. Income (loss) from operations for the three month period ended July 3, 1999, for the arthroscopy, cosmetic surgery and other business segments was $3.0 million, $0.8 million and ($0.2) million, respectively. Income (loss) from operations for the six month period ended July 1, 2000, for the arthroscopy, cosmetic surgery and other business segments was $8.2 million, $3.8 million and ($1.0) million, respectively. Income (loss) from operations for the six month period ended July 3, 1999, for the arthroscopy, cosmetic surgery and other business segments was $4.6 million, $1.2 million and ($0.3) million, respectively. Our reportable segments do not include certain corporate expenses which amounted to $1.9 million and $4.1 million, respectively, for the three- and six-month periods ending July 1, 2000 and $2.3 million and $4.1 million, respectively, for the three- and six-month period ended July 3, 1999, respectively.

9. Stock Split:

On March 24, 2000 the Board of Directors approved a two-for-one stock split of our common stock, which was approved by our stockholders on June 5, 2000. Basic and diluted net income per share amounts have been adjusted to reflect the effect of the stock split in the financial statements for the periods presented.

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

We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue thereby potentially reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, sculpt, cut, aspirate or shrink soft tissue and to seal bleeding vessels. Our soft-tissue surgery systems consist of a controller unit and an assortment of disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of other soft-tissue markets, including spinal surgery, neurosurgery, cosmetic surgery, ear nose and throat (ENT) surgery, and various cardiology applications.

In April 1998, we announced that we had entered the cosmetic surgery market to commercialize Coblation technology in this field. In early 1999, we entered into a license and distribution agreement with Collagen Aesthetics, Inc., which has been purchased by Inamed Corporation. Under this agreement, Inamed Corporation acquired exclusive, worldwide, marketing rights for our cosmetic surgery line of products for the dermatology and cosmetic surgery markets.

In May 1998, we announced that we had entered the ear, nose and throat surgery market and had formed a business unit called ENTec® to commercialize Coblation technology in this field. We are marketing and selling the ENT surgery product line through a network of distributors supported by regional sales managers.

In early 1998, we formed a business unit, AngioCare™, for the purpose of further developing and for commercializing our technology in specific applications in the field of cardiology. As part of those efforts, in February 1998, we entered into a license agreement with Boston Scientific Corporation, under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on Coblation technology for myocardial revascularization procedures.

In September 1999, we announced that we had entered the spinal surgery market. We are marketing and selling the spinal surgery products through a network of independent distributors supported by regional managers worldwide.

In February 2000, we announced that we had entered into the neurosurgery market. In July 2000, we signed an agreement with Integra NeuroSciences, a division of Integra LifeSciences Holding Corporation, for Integra to become the exclusive sales and distribution partner in certain countries for our products for the neurosurgical market.

We have received 510(k) clearance to market our Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. Our Cosmetic Surgery System is CE marked, and we have received 510(k) clearance for use in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction in the United States. Our ENT Surgery System is CE marked, and we have received 510(k) clearances for use of our ENT Surgery System in general head, neck, oral and sinus surgery, including the treatment of snoring, turbinates and tonsillectomy surgery procedures in the United States. Our Spinal Surgery System is CE marked and we have received 510(k) clearance in the United States to market this system for spinal surgery. Our neurosurgery products are CE marked. We have received 510(k) clearance to market Coblation technology for general surgery.

In December 1995, we introduced our Arthroscopic System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, at substantial discounts, to generate future disposable revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets including the products we have introduced in the fields of spinal surgery, neurosurgery in Europe, cosmetic surgery and ear, nose and throat surgery. We have received 510(k) clearance for use of our technology in several additional fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

Revenues:

Product sales for the three month period ended July 1, 2000 were $17.2 million, an increase of $7.1 million, or 70%, from $10.1 million for the prior year period. Product sales for the six month period ended July 1, 2000 were $32.8 million, an increase of $13.7 million or 71% from $19.2 million from the prior year period. The increase in product sales for both the three- and six-month periods resulted primarily from an increase in the number of unit sales of both controllers and disposable devices. The higher unit volume of sales resulted primarily from increased demand for newly introduced models of disposable devices for arthroscopy, sales of disposable and controller devices for new product lines, and increasing international sales. We attribute increasing disposable device sales both domestically and internationally to our strategic plan to build market share through continued promotional programs of controller placements, and by continuing to introduce new products designed to address surgical procedures that have traditionally been difficult to perform.

International product sales for the three- and six-month periods ended July 1, 2000 were 15% and 13%, respectively, of total product sales, compared to 16% and 11%, respectively, of product sales, for the same periods of the prior year. We believe the increase in absolute dollars year over year for product sales is attributable to our increasing marketing presence overseas and regulatory approval to market our arthroscopic products in Japan.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures, in units, represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology and continue to work on new product development efforts specifically for knee applications. We believe that, in our four years of product shipments, we have penetrated 35% to 40% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 50% of our arthroscopy disposable device sales are being generated by the sale of disposable devices for use in shoulder procedures.

License fees and royalty income was $1.2 million and $3.3 million, respectively, for the three- and six-month periods ended July 1, 2000, as compared to $2.1 million and $2.8 million, respectively, for the three- and six-month periods ended July 3, 1999. The differences in license fees and royalty revenue in the current three- and six-month periods are primarily due to the timing of licensing payments and milestones received from our business partners and a litigation settlement payment in June 1999 resulting from a patent infringement suit initiated by us.

We cannot assure you that we will be able to continue to recognize future license fees, or that products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that we may continue to receive licensing and royalty revenues from our business partners.

Cost of Product Sales

Cost of product sales for the three months ended July 1, 2000 was $6.6 million or 38% of product sales, as compared with $4.3 million or 43% of product sales for the three months ended July 3, 1999. For the six months ended July 1, 2000, cost of product sales was $13.0 million or 39% of product sales, as compared with $8.2 million or 43% of product sales for the six months ended July 3,1999. The absolute dollar increase in cost of product sales for the three- and six-month periods ended July 1, 2000, compared to the same periods of the prior year, is attributable to increasing unit sales of both controllers and disposable devices. The decrease in cost of product sales as a percentage of product sales for the three and six-month periods ended July 1, 2000 as compared to the prior year periods is attributable to increased manufacturing efficiency for established product lines and increased production volume.

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

Operating Expenses

Research and development expense was $1.8 million and $3.6 million for the three months and six-month periods ended July 1, 2000, respectively, as compared to $1.2 million and $2.2 million, respectively, for the same periods of the previous fiscal year. In general, overall spending in research and development for the three and six month periods increased as we continued to develop new products in our currently commercialized markets, continued our development efforts for potential additional products and continued to maintain our patent position. The increases are mainly attributable to increasing salaries and related compensation expenses, including non-cash charges for stock options awarded to non-employees, as we continued to increase headcount in order to support our increasing research and development efforts along with increasing prototype material costs offset by a reduction in the expenses incurred in conjunction with research and development efforts on behalf of business partners. We believe continued investment in Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, as well as increased non-cash charges for stock options granted to non-employees, but anticipate such expenses to continue to decrease as a percentage of product sales.

Sales and marketing expense increased to $5.6 million and $10.5 million, or 32% of product sales, during the three- and six-month periods ended July 1, 2000, respectively, as compared to $3.8 million and $7.1 million, or 38% and 37%, respectively, of product sales, during the same periods of the previous fiscal year. The increase in spending in absolute dollars for the three- and six-month periods was primarily due to higher dealer commissions resulting from increased sales, increased staffing and related expenditures as well as increased trade-show and related activities, including travel and promotional materials.

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

General and administrative expenses were $1.0 million and $2.2 million, or 6% and 7% of product sales, respectively, during the three- and six-month periods ended July 1, 2000, respectively, as compared to $1.7 million and $3.0 million, or 17% and 16%, of product sales, respectively, during the same periods of the previous fiscal year. The decrease in spending for the three- and six-month periods ended July 1, 2000 as compared to the three- and six-month periods ended July 3, 1999, is attributable to a reduction in the amounts spent on legal fees partially offset by an increase in international tax planning expenses and additional staffing and related expenditures. We expect that general and administrative expenses as a percentage of product sales will continue to decrease when compared to prior year periods as a result of the settlement of patent litigation, offset partially by an increase in additional business development activities.

Interest and Other Income, net

Interest and other income, net increased to $1.1 million and $2.2 million, respectively, during the three- and six-month periods ended July 1, 2000 from $0.1 million, and $0.2 million, respectively, for the three- and six-month periods ended July 3, 1999. The increases during the current year periods were attributable to the increase in our cash and investment balances as a result of our secondary offering completed in the fourth quarter 1999 and as a result of our positive cash flow. We anticipate that interest and other income, net will continue to increase due to our increased cash balances and positive cash flow from operating activities.

Income Tax Provision

The provision for income taxes was $227,000 and $456,000 for the three- and six-month periods ended July 1, 2000, respectively, compared with $54,000 and $65,000 for the three- and six-month periods ended July 3, 1999, respectively. Because we use net operating loss carryforwards generated in prior years, our tax rate is below the statutory rate. We have federal net operating loss carryforwards which expire in the years 2001 through 2018, and state net operating loss carryforwards which expire in the years 2001 through 2003. We are subject to certain alternative minimum tax requirements in the current year for which an estimate is made based on the anticipated effective tax rate at the end of the fiscal year.

Net Income

Net income was $4.3 million and $8.6 million, respectively, for the three- and six-month periods ended July 1, 2000, compared to $1.3 million and $1.5 million for the three- and six-month periods ended July 3, 1999. Net income for the current periods reflects an increase in product sales, license fees and gross margin, partially offset by increased spending in operating expenses. Although we have experienced substantial revenue growth since inception and have been profitable on a quarterly basis since the quarter ended April 3, 1999, due to our short operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

On July 1, 2000, we had $85.2 million in working capital. The principal sources of liquidity consisted of $62.9 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In addition, we had $21.1 million in long-term investments representing cash investments with original maturity dates of greater than one year.

Net cash provided by operating activities for the six-month period ended July 1, 2000 was $3.3 million, as compared to $1.2 million for the six-month period ended July 3, 1999. The increase in cash provided by operating activities year-over-year is primarily due to the net income of $8.6 million for the 2000 period compared to $1.5 million in the prior year, partially offset by increases in accounts receivable and inventory.

Net accounts receivable increased to $17.1 million as of July 1, 2000 from $13.9 million as of January 1, 2000. The increase in accounts receivable is mainly attributable to the corresponding increase in product sales along with the timing of sales and collections during the quarter.

Inventories increased to $12.7 million as of July 1, 2000 from $7.0 million at January 1, 2000, due to the need to support higher anticipated product sales activity and the introduction of new products. We expect future inventory levels to grow to support sales volume increases, as a result of our expansion into the markets of spinal surgery, neurosurgery, ear, nose and throat surgery and cosmetic surgery.

Net property and equipment increased to $8.3 million as of July 1, 2000 from $7.4 million at January 1, 2000. The increase is primarily attributable to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

We believe that our current cash balances, cash equivalents, short and long term investments and cash generated from our operations will be sufficient to meet our operating and capital requirements through at least the end of 2001. As of July 1, 2000, we had committed to capital expenditures of approximately $0.3 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We must adopt this standard no later than fiscal year 2001. To date, we have not engaged in hedging activities.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. SAB 101, as amended, is effective for our fourth quarter of 2000. Accordingly, we will report a change in accounting principle for the fiscal quarter ending December 30, 2000. We are currently evaluating the application of SAB 101 and believe that certain revenue previously recognized may be deferred to future periods. The cumulative effect of this change in accounting principle, may result in an increase of our accumulated deficit.

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

We are Dependent Upon Our Arthroscopic System

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounts for the majority of our product sales, we are highly dependent on its sales. Our spinal surgery, neurosurgery, cosmetic surgery, and ENT surgery products have only recently become available, and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

In addition, the success of our non-arthroscopic products will depend on their adoption as alternatives to conventional means of tissue ablation. Clinical experience and follow-up data for our non-arthroscopic indications are limited, and we have sold only a small number of units to date. We believe that recommendations and endorsements by influential physicians are essential for market acceptance of our products.

We Have Limited Marketing and Sales Experience

We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery, neurosurgery and ENT surgery product lines in the United States and internationally through a network of independent distributors supported by regional sales managers and a small direct sales force. These distributors sell arthroscopy, spinal surgery, neurosurgery and ENT surgery devices for a number of other manufacturers. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our arthroscopic surgery, spinal surgery, neurosurgery or ENT surgery product lines, or that they will be successful in selling our products.

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

We May Encounter Manufacturing Difficulties

To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. Our manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers. We currently produce 44 models of disposable devices incorporating different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. We manufacture three different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current or future products which could reduce yields, result in supply disruptions and adversely affect our gross margins. If we have delays in manufacturing, we will not have adequate finished inventory to meet our needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products we manufacture, we may experience product returns.

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

In addition, we use a single subcontractor to sterilize the disposable devices. Although this subcontractor has sterilization facilities in several locations, we cannot assure you that we would be able identify and qualify an alternate sterilizer. Our inability to secure an alternative sterilizer, if required, would limit our ability to manufacture disposable devices and could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Our Operating Results Will Fluctuate

We only achieved profitability in the period ended April 3, 1999 and, as of July 1, 2000 had an accumulated deficit of $13.3 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following: the introduction of new product lines; increased penetration in existing applications; product returns; seasonal patterns associated with the timing of surgery; achievement of research and development milestones; the amount and timing of receipt and recognition of license fees; manufacturing or supply disruptions; timing of expenditures; absence of a backlog of orders; receipt of necessary regulatory approvals; the level of market acceptance for our products; timing of the receipt of orders and product shipments; and promotional programs for our products.

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

In arthroscopy, we compete against companies such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corporation and Oratec Interventions, Inc. that market products to remove or shrink tissue. Specifically, Johnson & Johnson and Stryker Corporation are currently marketing bipolar electrosurgical systems for tissue ablation. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies that market products to remove tissue and treat spinal disorders. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products, Inc., which was recently acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including ESC Medical Systems Ltd. Smaller companies, including Somnus Medical Technologies Inc., Elmed Inc. and Ellman International, Inc., also sell medical devices for the treatment of various ENT disorders including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies such as Coherent Medical Group and ESC Medical Systems Ltd. that market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we may compete with companies that use lasers to treat cardiovascular disease. Other approaches to alleviating cardiovascular disease, including drugs or other surgical approaches, may also be competitive.

Many of our competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant discounts as a competitive tactic. For example, in order to compete successfully, we anticipate that we may have to continue to offer substantial discounts on our controllers in order to increase demand for our disposable devices, and this competition could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the United States have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products rather than the products of these competitors to the extent the purchase would cause them to lose discounts on products.

We Face Uncertainty Over Reimbursement

Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery and ENT surgery procedures performed using devices that have received FDA approval has generally been available in the United States. Typically, elective cosmetic surgery procedures are not reimbursed.

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

Our Business Depends on Attracting and Retaining Collaborators and Licensors

In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. We have signed an exclusive, worldwide distribution agreement with Inamed Corporation for our cosmetic surgery products. We have entered into a license agreement under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on our Coblation technology for myocardial revascularization procedures. We have also entered into a sales and distribution agreement with Intergra NeuroSciences, a division of Integra LifeSciences Holdings Corporation, for our neurosurgery system in North and South America and certain additional international markets.

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

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, the USPTO, to determine the priority of inventions. On February 13, 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia and Canada commencing in February 2000.

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

The Market Price of Our Stock May Be Highly Volatile

Within the last 12 months, our common stock closing price has ranged between $20.68 and $61.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including: quarterly fluctuations in results of our operations; our ability to successfully commercialize our products; announcements regarding results of regulatory approval filings, clinical studies or other testing; technological innovations or new commercial products by us or our competitors; developments concerning government regulations, proprietary rights or public concern as to the safety of our technology; the execution of new collaborative agreements and material changes in our relationships with our business partners; market reaction to acquisitions and trends in sales, marketing, and research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders or other speculative activity in our stock and economic and political conditions.

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

We Are Involved In Legal Proceedings

We are currently involved in ongoing litigation. On July 25, 2000, we were sued by our former European distributor Arthrex, Inc. in the Delaware Chancery Court in New Castle County. Arthrex alleges that it was wrongfully terminated by us and that we have wrongfully solicited Arthrex distributors. The complaint alleges four counts: 1) injunction, 2) declaratory judgment, 3) breach of contract, and 4) violation of the duty of good faith and fair dealing. Arthrex has moved for a preliminary injunction seeking to enjoin us from terminating Arthrex pending arbitration. We believe this suit is without merit and plan to vigorously defend against it.

On February 18, 2000, we filed a complaint for declaratory relief in the Superior Court of California, County of Santa Clara against a former independent contractor who alleges that he is owed options under our stock option plan. The defendant has filed a counterclaim in the United States District Court, Northern District of California asserting breach of contract and ownership rights in certain of ArthroCare's patents, among other claims. We believe these claims are groundless and plan to vigorously defend against them.

If these or new legal proceedings are adversely adjudicated or settled on terms not favorable to us, they could have a material adverse effect on our financial condition, results of operations and future growth prospects. The defense of litigation may be expensive and may divert management's attention from the core business.

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

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market the ENT Surgery System in general head and neck surgical procedures as well as snoring, minimally-invasive sinus surgery and tonsil treatments. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We are continually applying for regulatory approval in a variety of countries. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, South America, the Middle East, Israel and Mexico, to market our cosmetic surgery products in Europe, Canada, Australia, the Middle East and South America and to market our ENT surgery products in Europe, Canada, Australia, China, Israel, the Middle East, South America and Taiwan, our spinal surgery products in and currently we are applying for additional international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently involved in ongoing litigation. On July 25, 2000, we were sued by our former European distributor Arthrex, Inc. in the Delaware Chancery Court in New Castle County. Arthrex alleges that it was wrongfully terminated by us and that we have wrongfully solicited Arthrex distributors. The complaint alleges four counts: 1) injunction, 2) declaratory judgment, 3) breach of contract, and 4) violation of the duty of good faith and fair dealing. Arthrex has moved for a preliminary injunction seeking to enjoin us from terminating Arthrex pending arbitration. We believe the suit is without merit and plan to vigorously defend against it.

On February 18, 2000, we filed a complaint for declaratory relief in the Superior Court of California, County of Santa Clara against a former independent contractor who alleges that he is owed options under our stock option plan. The defendant has filed a counterclaim in the United States District Court, Northern District of California asserting breach of contract and ownership rights in certain of ArthroCare's patents, among other claims. We believe these claims are groundless and plan to vigorously defend against them.

If these or new legal proceedings are adversely adjudicated or settled on terms not favorable to us, they could have a material adverse effect on our financial condition, results of operations and future growth prospects. The defense of litigation may be expensive and may divert management's attention from the core business.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on June 5, 2000. Matters voted on at that meeting were (I) the election of six directors, (II) Approval of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock by 55,000,000 shares to a total of 75,000,000 shares of Common Stock authorized for issuance. (III) Approval of an amendment to the Company's Certificate of Incorporation to effect a two-for-one stock split of the Company's outstanding Common Stock, (IV) Approval of an amendment to the Company's 1993 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 400,000 shares (without giving effect to the approval of Proposal No. 3 above), (V) Approve an amendment to the 1995 Director Option Plan to (i) Approve an increase in the number of shares of Common Stock reserved for issuance thereunder by 145,000 shares (without giving effect to the approval of Proposal No. 3 above), (ii) increase the number of options for shares of Common Stock automatically granted to non-employee directors upon election and re-election to 25,000 and 7,500, respectively (without giving effect to the approval of Proposal No. 3 above). and (iii) provide for accelerated vesting of directors' options upon a change of control of the Company, (VI) The ratification of the appointment of PricewaterhouseCoopers LLP as the our independent accountants for the 2000 fiscal year. Tabulation for each proposal and individual directors were as follows:

PROPOSAL I. ELECTION OF DIRECTORS

Nominee	Votes	Votes Withheld
Michael A. Baker	7,231,680	15,658
Annette J. Campbell-White	7,234,580	12,758
Raymond Larkin Jr.	7,234,420	12,918
John S. Lewis	7,234,880	12,458
Robert R. Momsen	7,234,730	12,494
Hira V. Thapliyal Ph.D.	7,234,730	12,608

PROPOSAL II. AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION TO INCREASE THE AUTHORIZED NUMBER OF SHARES OF COMMON STOCK BY 55,000,000 SHARES TO A TOTAL OF 75,000,000 SHARES OF COMMON STOCK AUTHORIZED FOR ISSUANCE.

FOR:	6,422,376	AGAINST:	823,032	ABSTAIN:	1,930

PROPOSAL III. AMENDMENT TO THE COMPANY'S CERTIFICATE OF INCORPORATION TO EFFECT A TWO-FOR-ONE STOCK SPLIT OF THE COMPANY'S OUTSTANDING COMMON STOCK.

FOR:	7,244,956	AGAINST:	1,022	ABSTAIN:	1,360

PROPOSAL IV. AMENDMENT TO COMPANY'S 1993 STOCK PLAN TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK RESERVED FOR ISSUANCE THERUNDER BY 400,000 SHARES (WITHOUT GIVING EFFECT TO THE APPROVAL OF THE STOCK SPLIT).

FOR:	3,970,451	AGAINST:	1,385,232	ABSTAIN:	1,891,655

PROPOSAL V. AMENDMENT TO COMPANY'S 1995 DIRECTOR OPTION PLAN TO (i) INCREASE THE NUMBER OF SHARES OF COMMON STOCK RESERVED FOR ISSUANCE THERUNDER BY 145,000 SHARES (WITHOUT GIVING EFFECT TO THE APPROVAL OF THE STOCK SPLIT), (ii) INCREASE THE NUMBER OF OPTIONS FOR SHARES OF COMMON STOCK AUTOMATICALLY GRANTED TO NON-EMPLOYEE DIRECTORS UPON ELECTION AND RE-ELECTION TO 25,000 AND 7,500 RESPECTIVELY (WITHOUT GIVING EFFECT TO THE APPROVAL OF THE STOCK SPLIT), AND (iii) PROVIDE FOR ACCELERATED VESTING OF DIRECTORS' OPTIONS UPON A CHANGE OF CONTROL OF THE COMPANY.

FOR:	4,718,117	AGAINST:	637,495	ABSTAIN:	1,891,726

PROPOSAL VI. RATIFICATION OF APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP.

FOR:	7,242,904	AGAINST:	1,923	ABSTAIN:	2,511

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8 - K

a) Exhibits

3. EXHIBITS (in accordance with Item 601 of Regulation S-K).

3.1

Restated Certificate of Incorporation of ArthroCare Corporation, the "Registrant",. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form 8-A (Registration No. 000-27422)).

3.2

Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to the same- numbered Exhibit filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998).

4.1

Specimen Common Stock Certificate. (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form 8-A (Registration No. 000-27422)).

10.1

Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.2

Incentive Stock Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.3

Director Option Plan and form of Director Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.4

Employee Stock Purchase Plan and forms of agreements thereunder. (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.5

Form of Exclusive Sales Representative Agreement, (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33- 80453))

10.6

Form of Exclusive Sales Representative Agreement. (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33- 80453)).

10.7

Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto. (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.8

Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto. (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.9

Lease Agreement, dated September 15, 1994, between Registrant and The Arrillaga Foundation and the Perry Foundation for the Registrant's facility located at 595 North Pastoria Avenue, Sunnyvale, California 94086. (Incorporated herein by reference to Exhibit 10.10 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33- 80453)).

10.10

Employment Letter Agreement, dated July 18, 1995, between the Registrant and Robert T. Hagan. (Incorporated herein by reference to Exhibit 10.16 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.11

Restricted Stock Purchase and Security Agreement, dated August 1, 1995, between the Registrant and Robert T. Hagan. (Incorporated herein by reference to Exhibit 10.17 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.12+

Radiation Services Agreement, dated September 13, 1995, between the Registrant and SteriGenics International. (Incorporated herein by reference to Exhibit 10.19 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.13

Amended and Restated Stockholder Rights Agreement, dated October 16, 1995, between the Registrant and certain holders of the Registrant's securities. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.14

Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant. (Incorporated herein by reference to Exhibit 10.21 filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

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

10.20+

Development and Supply Agreement, dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated herein by reference to Exhibit 10.27 filed previously with the Registrant's Annual Report on Form 10-K for the period ended January 3, 1998).

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

10.24

Change of Control Agreement between the Registrant and Michael Baker, CEO. (Incorporated herein by reference to Exhibit 10.28 filed previously with the Registrant's Annual Report on Form 10-K for the period ended January 2, 1999).

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

10.31

Relocation Loan Agreement, between the Registrant and John R. Tighe dated May 1, 1999. (Incorporated herein by reference to Exhibit 10.34 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.32

Line of Credit Agreement with Silicon Valley Bank dated June 11, 1999. (Incorporated herein by reference to Exhibit 10.35 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1999.)

10.33+

Amendment to License Agreement between ArthroCare Corporation and Inamed Corporation dated October 1, 1999. (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant's Registration Statement on Form S-3 (registration no. 333-87187))

10.34

First Amendment to Rights Agreement between ArthroCare Corporation and Norwest Bank Minnesota, N.A. (the "Rights Agent") dated March 10, 2000. (Incorporated herein by reference to Exhibit 99.1 previously filed with the Registrant's Form 8-K filed March 10, 2000.)

10.35

Nonstatuatory Stock Option Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Annual Report on Form 10-K for the period ended January 1, 2000.)

10.36++

License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Annual Report on Form 10-Q for the period ended July 1, 2000.)

24.1	Power of Attorney (see Page 39).
27.1	Financial Data Schedule.

+ Confidential treatment granted.

++ Confidential treatment requested.

  Reports on Form 8-K

None

ARTHROCARE CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION a Delaware corporation

(Registrant)

Date: August 15, 2000

By:	/s/ Michael A. Baker

Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2000

By:	/s/ Christine Hänni

Christine Hänni
Vice President of Finance, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.36++	License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000.
27.1	Financial Data Schedule.

++ confidential treatment requested.