Form 10-Q
period 2000-06-30
ARTHROCARE CORP
filed 2000-11-14
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

    The number of shares outstanding of the registrant's common stock as of November 04, 2000 was 22,093,611.

ARTHROCARE CORPORATION
FORM 10-Q
INDEX

Part I. Financial Information

Part II. Other Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                   September 30,    January 1,
                                                         2000           2000
                                                   -------------  -------------
                                                    (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents.....................        $47,232        $47,875
  Available-for-sale securities.................         11,966         22,582
  Accounts receivable, net of allowances........         16,708         13,917
  Inventories, net..............................         14,665          6,960
  Prepaid expenses and other current assets.....          2,896            719
                                                   -------------  -------------
       Total current assets                              93,467         92,053

Available-for-sales securities..................         24,755          9,150
Property and equipment, net.....................          8,526          7,366
Deferred tax asset..............................          4,897            --
Related party receivables.......................          1,205          1,205
Other assets....................................            265            265
                                                   -------------  -------------
     Total assets...............................       $133,115       $110,039
                                                   =============  =============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................         $3,399         $2,930
  Accrued liabilities...........................          3,634          1,234
  Accrued compensation..........................          2,061          2,689
  Deferred revenue..............................          7,879             22
  Capital lease obligation, current portion.....             60             60
                                                   -------------  -------------
          Total current liabilities                      17,033          6,935

Capital lease obligation, less
   current portion..............................             37             87
Deferred rent...................................             98            134
                                                   -------------  -------------
          Total liabilities.....................         17,168          7,156
                                                   -------------  -------------
Contingencies (Note 7)

Stockholders' equity:
  Common stock..................................             22             11
  Additional paid in capital....................        130,077        125,200
  Notes receivable from stockholders............              --          (273)
  Deferred compensation.........................              --             --
  Accumulated other comprehensive
   (loss).......................................         (2,024)          (151)
  Accumulated deficit...........................        (12,128)       (21,904)
                                                   -------------  -------------
          Total stockholders' equity............        115,947        102,883
                                                   -------------  -------------
     Total liabilities and stockholders' equity.       $133,115       $110,039
                                                   =============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                     Three Months Ended      Nine Months Ended
                                 ----------------------- -----------------------
                               September 30  October 2,  September 30  October 2,
                                    2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------
Revenues:
   Product sales................    $14,914     $11,531     $47,761     $30,708
   License fees and royalties...        592         769       2,286       3,519
                                 ----------- ----------- ----------- -----------
   Total revenues...............     15,506      12,300      50,047      34,227
   Cost of product sales........      5,811       5,015      18,764      13,201
                                 ----------- ----------- ----------- -----------
   Gross profit.................      9,695       7,285      31,283      21,026
                                 ----------- ----------- ----------- -----------
Operating expenses:
   Research and development.....      2,016       1,278       5,612       3,454
   Sales and marketing..........      5,605       3,876      16,062      11,022
   General and administrative...      1,334         947       3,534       3,975
                                 ----------- ----------- ----------- -----------
   Total operating expenses.....      8,955       6,101      25,208      18,451
                                 ----------- ----------- ----------- -----------

   Income from operations.......        740       1,184       6,075       2,575
Interest and other income, net..      1,388          49       3,562         264
                                 ----------- ----------- ----------- -----------
Income before taxes.............      2,128       1,233       9,637       2,839
Income tax benefit/(provision)...     4,895         (49)      4,439        (114)
                                 ----------- ----------- ----------- -----------
Net income before cumulative effect
of a change in accounting principle   7,023       1,184      14,076       2,725

Cumulative effect on prior years
of the application of SAB 101
Revenue Recognition in Financial
Statements"                               --          --     (4,300)          --
                                 ----------- ----------- ----------- -----------

Net income .....................     $7,023      $1,184      $9,776      $2,725
                                 =========== =========== =========== ===========

Net income per share-basic:
Net income per share before cumulative
change in accounting principle        $0.32       $0.06       $0.64       $0.15
                                 =========== =========== =========== ===========
Cumulative effect on prior years of
the application of SAB 101 "Revenue
Recognition in Financial Statement        --          --     ($0.19)          --
                                 =========== =========== =========== ===========

Basic net income per share            $0.32       $0.06       $0.45       $0.15
                                 =========== =========== =========== ===========

Shares used in computing basic
net income per share...........      22,066      18,370      21,882      18,084
                                 =========== =========== =========== ===========
Net income per diluted-share:
Net income per share before cumulative
change in accounting principle        $0.29       $0.06       $0.60       $0.14
                                 =========== =========== =========== ===========

Cumulative effect on prior years of
the application of SAB 101 "Revenue
Recognition in Financial Statement        --          --     ($0.18)          --
                                 =========== =========== =========== ===========

Shares used in computing
diluted net income per share....     24,172      20,288      23,440      19,620
                                 =========== =========== =========== ===========

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                              Nine Months Ended
                                                      --------------------------
                                                      September 30,  October 2,
                                                          2000          1999
                                                      ------------  ------------
Cash flows from operating activities:
   Net income .......................................      $9,776        $2,725
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation and amortization................       2,907         1,684
        Amortization of deferred and stock
          compensation expense.......................         759           603
        Provision for doubtful accounts receivable
          and product returns........................         (14)          199
        Provision for excess and obsolete inventory..        (410)          982
        Deferred rent................................         (36)          (12)
        Changes in operating assets and liabilities:
          Accounts receivable                              (2,777)       (3,230)
          Inventory..................................      (7,295)       (1,234)
          Deferred tax asset.........................      (4,897)            --
          Prepaid expenses and other current assets..      (2,177)          413
          Accounts payable...........................         469           209
          Accrued liabilities........................       1,772           767
          Deferred revenue...........................       7,857          (309)
          Other assets...............................           --           75
                                                      ------------  ------------
   Net cash provided by operating activities                5,934         2,872
                                                      ------------  ------------
Cash flows from investing activities:
   Purchases of property and equipment...............      (4,067)       (3,394)
   Purchases of available-for-sale securities........     (39,044)          (45)
   Sale or maturities of available-for-sale
     securities......................................      32,627         2,551
                                                      ------------  ------------
   Net cash provided by (used in) investing
     activities......................................     (10,484)         (888)
                                                      ------------  ------------
Cash flows from financing activities:
   Issuance of notes receivable to related
     parties.........................................           --         (575)
   Repayment of capital leases.......................         (50)         (108)
   Repayment of notes receivable from related
     parties.........................................         273           144
   Proceeds from exercise of options
     to purchase common stock........................       4,129         1,723
                                                      ------------  ------------
           Net cash provided by financing
               activities............................       4,352         1,184
                                                      ------------  ------------

Effect of exchange rate on changes in cash                   (445)          (52)
                                                      ------------  ------------
Net increase(decrease) in cash and cash equivalents..        (643)        3,116
Cash and cash equivalents, beginning of period.......      47,875         2,826
                                                      ------------  ------------
Cash and cash equivalents, end of period.............     $47,232        $5,942
                                                      ============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation and its subsidiaries ("ArthroCare," "we," "us" or "our") for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the consolidated financial statements contained in our Form 10-K for the year ended January 1, 2000 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at January 1, 2000 was derived from our audited consolidated financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.had this change in accounting principle been applied retroactively the net income for the three and nine months

2. Revenue Recognition

We recognize revenue upon shipment of our products to customers, upon fulfillment of acceptance terms, if any and when no significant contractual obligations remain. Revenue is reported net of a provision for estimated product returns. We recognize license fee and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

The Company previously recognized license fee and milestone revenue when the fee was received or on completion of certain milestones. During the quarter ended September 30, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and changed our method of accounting for license fees and milestones from business partners to recognize such revenues over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No.101 (SAB 101). The cumulative effect of the change in accounting principle, $4.3 million (or $0.19 and $0.18 per share basic and diluted, respectively) was reported as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. Prior period amounts have not been restated in the accompanying statement of operations. Had this change in accounting principle been applied retroactively the net income for the three and nine months ended October 2, 1999 would have been $0.7 million, $1.8 million or $0.03 and $0.09 per diluted share, respectively. For the three months ended April 1, 2000 and the three and six months ended July 1, 2000, net income would have been $2.6 million, $4.5 million and $7.1 million, or $0.11, $0.19 and $0.30 per diluted share, respectively.

The cumulative effect of the change in accounting principle includes license fee revenues and deferred revenues that will be recognized over the lives of the associated agreements.

3. Computation of Net Income Per Share:

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

The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

                                     Three Months Ended      Nine Months Ended
                                 ----------------------- -----------------------
                               September 30  October 2,  September 30  October 2,
                                    2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------
Net income before cumulative effect
of a change in accounting principle   $7,023      $1,184     $14,076      $2,725

Cumulative effect on prior years of
the application of SAB 101 "Revenue
Recognition in Financial Statement        --          --     (4,300)          --
                                 ----------- ----------- ----------- -----------
Net income .....................     $7,023      $1,184      $9,776      $2,725
                                 =========== =========== =========== ===========
Shares calculation:
   Weighted average basic
    shares outstanding..........     22,066      18,370      21,882      18,084
   Options and warrants..........     2,106       1,918       1,558       1,536
                                 ----------- ----------- ----------- -----------
     Total shares used to
      compute diluted net
      income per share..........     24,172      20,288      23,440      19,620
                                 =========== =========== =========== ===========
Basic net income per share:
Net income per share before cumulative
change in accounting principle        $0.32       $0.06       $0.64       $0.15
                                 =========== =========== =========== ===========
Cumulative effect on prior years of
the application of SAB 101 "Revenue
Recognition in Financial Statement        --          --     ($0.19)          --
                                 =========== =========== =========== ===========

Basic net income per share            $0.32       $0.06       $0.45       $0.15
                                 =========== =========== =========== ===========

Shares used in computing basic
net income per share...........      22,066      18,370      21,882      18,084
                                 =========== =========== =========== ===========
Net income per diluted-share:
Net income per share before cumulative
change in accounting principle        $0.29       $0.06       $0.60       $0.14
                                 =========== =========== =========== ===========

Cumulative effect on prior years of
the application of SAB 101 "Revenue
Recognition in Financial Statement        --          --     ($0.18)          --
                                 =========== =========== =========== ===========

Diluted net income per share          $0.29       $0.06       $0.42       $0.14
                                 =========== =========== =========== ===========

Shares used in computing
diluted net income per share....     24,172      20,288      23,440      19,620
                                 =========== =========== =========== ===========

Options to purchase 1,054,198 and 1,108,180 shares of common stock at prices ranging from $8.8125-$12.125 per share were outstanding during the three- and nine-month periods ended October 2, 1999, respectively, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period. Options to purchase 337,383 and 215,974 shares of common stock at prices ranging from $17.37-$46.625 per share were outstanding during the three- and nine-month periods ended September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period.

4.Taxes:

Historically we have established deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. These deferred tax assets have been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During the quarter ended September 30, 2000, we decreased the valuation allowance and recognized a tax benefit relating to the above items totaling $4.9 million. The decrease in the valuation allowance and the resulting recognition of a deferred tax benefit in the quarter was based on management's belief that it is more likely than not that these deferred tax assets will be realized.

The Company's income tax provision/(benefit) comprises:

                                     Three Months Ended      Nine Months Ended
                                 ----------------------- -----------------------
                             September 30  October 2,   September 30   October 2,
                                    2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------

Current income tax expense           $   (2)    $   (49)   $  (458)      $(114)

Deferred income tax benefit
from release of valuation
allowance                             4,897          --       4,897         --
                                 ----------- ----------- ----------- -----------
Tax provision/(benefit) .....        $4,895      $  (49)     $4,439    $   (114)
                                 =========== =========== =========== ===========

5. Comprehensive Income:

Comprehensive income is comprised of net income and other comprehensive income such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income was as follows (in thousands):

                                     Three Months Ended      Nine Months Ended
                                 ----------------------- -----------------------
                               September 30  October 2,  September 30  October 2,
                                    2000        1999        2000        1999
                                 ----------- ----------- ----------- -----------
 Net income                          $7,023      $1,184      $9,776      $2,725

 Other comprehensive income:

  Change in unrealized gain and
   losses in available for sale
   marketable securities........     (1,427)          --     (1,429)          --

  Foreign translation
   adjustment...................       (396)        (11)       (443)        (52)
                                 ----------- ----------- ----------- -----------
Comprehensive net income........     $5,200      $1,173      $7,904      $2,673
                                 =========== =========== =========== ===========

6. Balance Sheet Detail (in thousands):

                                            September 30, January 1,
                                                2000         2000
                                            ------------ ------------
                                            (unaudited)
Inventory:
   Raw materials.........................        $6,324       $2,870
   Work-in-process.......................         3,641        1,280
   Finished goods........................         4,700        2,810
                                            ------------ ------------
Total....................................       $14,665       $6,960
                                            ============ ============
Other accrued liabilities:
   Accrued professional fees.............          $165          $30
   Accrued warranty......................           225          174
   Accrued operating expenses ...........         1,261          348
   Other.................................         1,983          682
                                            ------------ ------------
Total....................................        $3,634       $1,234
                                            ============ ============

7. Litigation:

We are currently involved in ongoing litigation. On February 18, 2000, we filed a complaint for declaratory relief in the Superior Court of California, County of Santa Clara against a former independent contractor who alleges that he is owed options under our stock option plan. The defendant has filed a counterclaim in the United States District Court, Northern District of California asserting breach of contract and ownership rights in certain of ArthroCare's patents, among other claims. We believe these claims are groundless and plan to vigorously defend against them.

On July 25, 2000, we were sued by our former European distributor Arthrex, Inc. in the Delaware Chancery Court in New Castle County. Arthrex alleges that it was wrongfully terminated by us and that we have wrongfully solicited Arthrex distributors. The complaint alleges four counts: 1) injunction, 2) declaratory judgment, 3) breach of contract, and 4) violation of the duty of good faith and fair dealing. In September 2000, we entered into an agreement with Arthrex settling all claims.

8. Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000. We believe that adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations. We must adopt this standard in our first quarter of fiscal year 2001. To date, we have not engaged in hedging activities.

9. Segment Information:

We are organized into five business units based on product markets: arthroscopy, spinal and neurosurgery, ear nose and throat surgery, cosmetic surgery and cardiology. Our reportable segments are arthroscopy, cosmetic surgery and other which includes spinal and neurosurgery, ear nose and throat surgery and cardiology. Total revenues for the three-month period ended September 30, 2000 for the arthroscopy, cosmetic surgery and the other business segments were $13.2 million, $0.3 million and $2.0 million, respectively. Total revenues for the three-month period ended October 2, 1999 for the arthroscopy, cosmetic surgery and other business segments were $10.1 million, $0.6 million, and $1.6 million, respectively. Total revenues for the nine-month period ended September 30, 2000 for the arthroscopy, cosmetic surgery and the other business segments were $41.3 million, $4.4 million and $4.3 million, respectively. Total revenues for the nine-month period ended October 2, 1999 for the arthroscopy, cosmetic surgery, and other business segments were $29.4 million, $2.7 and $2.1 million, respectively.

Income (loss) from operations for the three month period ended September 30, 2000, for the arthroscopy, cosmetic surgery and other business segments was $3.6 million, ($0.2) and ($0.2) million, respectively. Income (loss) from operations for the three month period ended October 2, 1999, for the arthroscopy, cosmetic surgery and other business segments was $2.0 million, $0.4 million and $0.4 million, respectively. Income (loss) from operations for the nine month period ended September 30, 2000, for the arthroscopy, cosmetic surgery and other business segments was $11.8 million, $2.0 million and ($1.0) million, respectively. Income (loss) from operations for the nine month period ended October 2, 1999, for the arthroscopy, cosmetic surgery and other business segments was $6.8 million, $1.6 million and $0.1 million, respectively. Our reportable segments do not include certain corporate expenses which amounted to $2.5 million and $6.7 million, respectively, for the three- and nine-month periods ending September 30, 2000 and $1.6 million and $5.9 million, respectively, for the three- and nine-month period ended October 2, 1999, respectively.

10. Stock Split:

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

PART 1. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that ArthroCare Corporation ("ArthroCare" "we," "us," or "our") "believes", "anticipates", "intends", "estimates", "expects" or "plans to", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" set forth in Part I of our Annual Report on Form 10-K for the year ended January 1, 2000 and "Additional factors that might affect future results " set forth below.

We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with a high level of precision and control, limiting damage to surrounding tissue thereby potentially reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, sculpt, cut, aspirate or shrink soft tissue and to seal bleeding vessels. Our soft-tissue surgery systems consist of a controller unit and an assortment of sterile, single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of other soft-tissue markets, including spinal surgery, neurosurgery, cosmetic surgery, ear nose and throat (ENT) surgery, general surgery, and various cardiology applications.

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

In May 1998, we announced that we had entered the ear, nose and throat surgery market and had formed a business unit called ENTec® to commercialize Coblation technology in this field. We are marketing and selling the ENT surgery product line through a network of distributors and direct salespeople supported by regional sales managers.

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

In September 1999, we announced that we had entered the spinal surgery market. We are marketing and selling the spinal surgery products through a network of independent distributors and direct salespeople supported by regional managers worldwide.

In February 2000, we announced that we had entered into the neurosurgery market. In July 2000, we signed an agreement with Integra NeuroSciences, a division of Integra LifeSciences Holding Corporation, for Integra to become the exclusive sales and distribution partner in certain countries for our products for the neurosurgical market.

We have received 510(k) clearance to market our Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. Our Cosmetic Surgery System is CE marked, and we have received 510(k) clearance for use in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction in the United States. Our ENT Surgery System is CE marked, and we have received 510(k) clearances for use of our ENT Surgery System in general head, neck, oral and sinus surgery, including the treatment of snoring and turbinates procedures in the United States. Our Spinal Surgery System is CE marked and we have received 510(k) clearance in the United States to market this system for spinal surgery and neurosurgery. We have received 510(k) clearance to market Coblation technology for general surgery and this system is CE marked.

In December 1995, we introduced our Arthroscopic System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, at substantial discounts, to generate future disposable revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft- tissue surgical markets including the products we have introduced in the fields of spinal surgery, neurosurgery, cosmetic surgery and ear, nose and throat surgery. We have received 510(k) clearance for use of our technology in several additional fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

Revenues:

Product sales for the three-month period ended September 30, 2000 were $14.9 million, an increase of $3.4 million, or 29%, from $11.5 million for the prior year period. Product sales for the nine-month period ended September 30, 2000 were $47.8 million, an increase of $17.1 million, or 56%, from $30.7 million from the prior year period. The increase in product sales for both the three-and nine-month periods resulted primarily from an increase in the number of unit shipments of both controllers and disposable devices offset by revenue reserves and deferred revenue recognition of approximately $2.0 million in the current-year quarter. The higher unit volume of sales resulted primarily from increased demand for newly introduced models of disposable devices for arthroscopy, sales of disposable and controller devices for new product lines, and increasing international sales. We attribute increasing disposable device sales both domestically and internationally to our strategic plan to build market share through continued promotional programs of controller placements, and by continuing to introduce new products designed to address surgical procedures that have traditionally been difficult to perform.

International product sales for the three- and nine-month periods ended September 30, 2000 were 20% and 15%, respectively, of total product sales, compared to 21% and 15%, respectively, of product sales, for the same periods of the prior year. We believe the increase in absolute dollars year over year for international product sales is attributable to our increasing marketing presence overseas and regulatory approval to market our arthroscopic products in Japan.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures, in units, represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology and continue to work on new product development efforts specifically for knee applications. We believe that, in our four years of product shipments, we have penetrated 35% to 40% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 50% of our arthroscopy disposable device sales are being generated by the sale of disposable devices for use in knee procedures.

License fees and royalty income was $0.6 million and $2.3 million, respectively, for the three- and nine-month periods ended September 30, 2000, as compared to proforma amounts of $0.2 million and $2.5 million, respectively, for the three- and nine-month periods ended October 2, 1999. During the quarter ended September 30, 2000, we implemented SAB 101, which relates to timing of recognition of certain up-front license fees and milestone payments. The implementation of SAB 101, which impacts the license fees and royalties line, added approximately $200,000 in the third quarter. The differences in license fees and royalty revenue in the current three- and nine-month periods when compared to the same periods in the prior years are primarily due to the timing of licensing payments and milestones received from our business partners.

We cannot assure you that our products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that we may continue to receive licensing and royalty revenues from our business partners.

Cost of Product Sales

Cost of product sales for the three months ended September 30, 2000 was $5.8 million or 39% of product sales, as compared with $5.0 million or 43% of product sales for the three months ended October 2, 1999. For the nine months ended September 30, 2000, cost of product sales was $18.8 million or 39% of product sales, as compared with $13.2 million or 43% of product sales for the nine months ended October 2,1999. The absolute dollar increase in cost of product sales for the three- and nine-month periods ended September 30, 2000, compared to the same periods of the prior year, is attributable to increasing unit sales of both controllers and disposable devices. The decrease in cost of product sales as a percentage of product sales for the three and nine- month periods ended September 30, 2000 as compared to the prior year periods is attributable to increased manufacturing efficiency for established product lines and increased production volume.

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

Operating Expenses

Research and development expense was $2.0 million and $5.6 million for the three- and nine-month periods ended September 30, 2000, respectively, as compared to $1.3 million and $3.5 million, respectively, for the same periods of the previous fiscal year. In general, overall spending in research and development for the three- and nine- month periods increased as we continued to develop new products in our currently commercialized markets, continued our development efforts for potential additional products and continued to maintain and develop our patent position. The increases are mainly attributable to increasing salaries and related compensation expenses, as we continued to increase headcount in order to support our increasing research and development efforts along with increasing prototype and material costs offset by a reduction of reimbursable expenses in conjunction with research and development efforts on behalf of business partners and a reduction of the expenses associated with the non-cash charges incurred by the company for non-employee stock options. We believe continued investment in Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate such expenses to continue to decrease slightly as a percentage of product sales.

Sales and marketing expense increased to $5.6 million and $16.1 million, or 38% and 34% of product sales, during the three- and nine-month periods ended September 30, 2000, respectively, as compared to $3.9 million and $11.0 million, or 34% and 36%, respectively, of product sales, during the same periods of the previous fiscal year. The increase in spending in absolute dollars for the three- and nine-month periods was primarily due to higher dealer commissions resulting from increased sales, increased staffing and related expenditures as well as increased trade-show and related activities, including travel and promotional materials.

We anticipate that sales and marketing spending will continue to increase in absolute dollars due to the expansion of our distribution capabilities to address the ENT and spinal surgery market, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, additional investments in the sales, marketing and support staff necessary to market our current products and commercialize future products.

General and administrative expenses were $1.3 million and $3.5 million, or 9% and 7% of product sales, respectively, during the three- and nine-month periods ended September 30, 2000, respectively, as compared to $0.9 million and $4.0 million, or 8% and 13%, of product sales, respectively, during the same periods of the previous fiscal year. The increase in spending for the three-month period ended September 30, 2000 as compared to the three-month period ended October 2, 1999, is attributable to an increase in the amounts spent on legal fees, international accounting related expenses and additional staffing and related expenditures. The decrease in spending for the nine-month period ended September 30, 2000 as compared to the nine-month period ended October 2, 1999 was mainly attributable to a decrease in legal fees. We expect that general and administrative expenses will continue to decrease slightly as a percentage of product sales, but will increase in absolute dollar values due to an increase in additional business development activities.

Interest and Other Income, net

Interest and other income, net increased to $1.4 million and $3.6 million, respectively, during the three- and nine-month periods ended September 30, 2000 from $50,000, and $0.3 million, respectively, for the three- and nine-month periods ended October 2, 1999. The increases during the current year periods were attributable to the increase in our cash and investment balances as a result of our secondary offering completed in the fourth quarter 1999 and as a result of our positive cash flow. We anticipate that interest and other income, net will continue to increase due to our increased cash balances and positive cash flow from operating activities.

Income Tax Benefit /(Provision)

The benefit for income taxes was $4.9 million and $4.4 million for the three- and nine-month periods ended September 30, 2000, respectively, compared with a provision for income tax of ($49,000) and ($114,000) for the three- and nine-month periods ended October 2, 1999, respectively. Included in the income tax benefit/(provision) for the three- and nine-month periods ended September 30, 2000 was a reduction of company's tax valuation allowance, which resulted in a tax benefit of $4.9 million. We have federal net operating loss carryforwards which expire in the years 2001 through 2018, and state net operating loss carryforwards which expire in the years 2001 through 2003. We are subject to certain alternative minimum tax requirements in the current year for which an estimate is made based on the anticipated effective tax rate at the end of the fiscal year. We believe that our tax rate in the near future will be approximately 36%.

Net Income

Net income of $7.0 million, or $0.29 per diluted share, in the third quarter of 2000 compares with $1.2 million, or $0.06 per diluted share, in the same quarter of the previous year. For the first nine months of 2000, net income before the cumulative effect of a change in accounting principle increased to $14.1 million, or $0.60 per diluted share, compared with $2.7 million or $0.14 per share in the comparable nine-month period of 1999. Net income of $9.8 million, or $0.42 per diluted share, for the nine-month period ended September 30, 2000 includes the cumulative effect of the adoption of SAB 101. For the three- and nine-month periods ended October 2, 1999, net income and diluted earnings per share, after pro forma adjustments for SAB 101, would have been $662,000, or $0.03 per share, and $1.8 million, or $0.09 per share, respectively. The cumulative effect on prior years of the application of SAB 101 "Revenue Recognition In Financial Statements" was ($4.3 million). For the three- and nine-month periods ended September 30 2000, net income increased to $7.0 million and $9.8 million. Net income for the current periods reflects an increase in product sales and gross margin, partially offset by increased operating expenses. In the third quarter, we adopted SAB 101, which relates to timing of recognition of certain up-front license fees and milestone payments. Although we have experienced substantial revenue growth since inception and have been profitable on a quarterly basis since the quarter ended April 3, 1999, due to our short operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

On September 30, 2000, we had $76.4 million in working capital. The principal sources of liquidity consisted of $59.2 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In addition, we had $24.8 million in long-term available for sales securities.

Net cash provided by operating activities for the nine-month period ended September 30, 2000 was $5.9 million, as compared to $2.9 million for the nine-month period ended October 2, 1999. The increase in cash provided by operating activities year-over-year is primarily due to net income of $9.8 million for the 2000 period compared to $2.7 million in the prior year and deferred revenue of $7.9 million, partially offset by increases in accounts receivable, deferred tax assets and inventory.

Net accounts receivable increased to $16.7 million as of September 30, 2000 from $13.9 million as of January 1, 2000. The increase in accounts receivable is mainly attributable to the corresponding increase in product shipments along with the timing of sales and collections during the quarter.

Inventories increased to $14.7 million as of September 30, 2000 from $7.0 million as of January 1, 2000, due to the need to support higher anticipated product sales activity and the introduction of new products. We expect future inventory levels to grow to support sales volume increases, as a result of our expansion into the markets of spinal surgery, neurosurgery, ear, nose and throat surgery and cosmetic surgery.

Net property and equipment increased to $8.5 million as of September 30, 2000 from $7.4 million as of January 1, 2000. The increase is primarily attributable to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

We believe that our current cash balances, cash equivalents, short and long term investments and cash generated from our operations will be sufficient to meet our operating and capital requirements through at least the end of 2001. As of September 30, 2000, we had committed to capital expenditures of approximately $0.3 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and effective for fiscal years beginning after June 15, 2000. We believe that adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations. We must adopt this standard in our first quarter of fiscal year 2001. To date, we have not engaged in hedging activities.

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

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

We have developed several new applications for our Coblation technology in spinal and neurosurgery, cosmetic surgery and ENT surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology and general surgery. Our products for these and potential other non- arthroscopic indications are in various stages of development and commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance. If we do not receive future clearances we will be unable to market future products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

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

We Have Limited Marketing and Sales Experience

We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery, neurosurgery and ENT surgery product lines in the United States and internationally through a network of independent distributors and a small direct sales force supported by regional sales managers. These distributors sell arthroscopy, spinal surgery, neurosurgery and ENT surgery devices for a number of other manufacturers. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our arthroscopic surgery, spinal surgery, neurosurgery or ENT surgery product lines, or that they will be successful in selling our products.

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

We May Encounter Manufacturing Difficulties

To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. Our manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers. We currently produce 49 models of disposable devices incorporating different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. We manufacture three different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current or future products which could reduce yields, result in supply disruptions and adversely affect our gross margins. If we have delays in manufacturing, we will not have adequate finished inventory to meet our needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products we manufacture, we may experience product returns.

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

Our Operating Results Will Fluctuate

We achieved profitability in the period ended April 3, 1999 and, as of September 30, 2000 had an accumulated deficit of $12.1 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following: the introduction of new product lines; increased penetration in existing applications; product returns; seasonal patterns associated with the timing of surgery; achievement of research and development milestones; the amount and timing of receipt and recognition of license fees; manufacturing or supply disruptions; timing of expenditures; absence of a backlog of orders; receipt of necessary regulatory approvals; the level of market acceptance for our products; timing of the receipt of orders and product shipments; and promotional programs for our products.

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

We Face Intense Competition

The markets for our current and potential products are intensely competitive. These markets include arthroscopy, spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, general surgery and certain applications in the cardiology market. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive in these markets.

In arthroscopy, we compete against companies such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corporation and Oratec Interventions, Inc. that market products to remove or shrink tissue. Specifically, Johnson & Johnson and Stryker Corporation are currently marketing bipolar electrosurgical systems for tissue ablation, and Oratec and Conmed are marketing monopolar electrosurgical systems for tissue ablation and shrinkage. We are also aware of additional competitors, such as Smith & Nephew, Inc., that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies that market products to remove tissue and treat spinal disorders. In addition, we compete against companies that market thermal products for the percutaneous treatment of back pain, such as Oratec Interventions and Radionics (recently acquired by Tyco International Ltd). In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products, Inc., which was recently acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including ESC Medical Systems Ltd. Smaller companies, including Somnus Medical Technologies Inc., Elmed Inc. and Ellman International, Inc., also sell medical devices for the treatment of various ENT disorders including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies such as Coherent Medical Group and ESC Medical Systems Ltd. that market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we may compete with companies that use lasers to treat cardiovascular disease. Other approaches to alleviating cardiovascular disease, including drugs or other surgical approaches, may also be competitive.

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

We Face Uncertainty Over Reimbursement

Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used, or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures, would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery, neurosurgery and ENT surgery procedures performed using devices that have received FDA approval has generally been available in the United States. Typically, elective cosmetic surgery procedures are not reimbursed.

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

Our participation in collaborative and licensing arrangements with third parties subjects us to a number of risks. Collaborative partners typically have significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to our products, and we cannot assure you that our partners will perform their obligations as expected. Business combinations, or significant changes in a corporate partner's business strategy, may adversely affect that partner's ability to meet its obligations under the arrangements. For example, Inamed Corporation has recently announced that it is evaluating acquisition proposals. If a collaborative partner were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition, results of operations and future growth prospects would be materially adversely affected. To the extent that we are not able to establish further collaborative arrangements or that any or all of our existing collaborative arrangements are terminated, we would be required to seek new collaborative arrangements or to undertake commercialization at our own expense, which could significantly increase our capital requirements, place additional strain on our human resource requirements and limit the number of products which we would be able to develop and commercialize. In addition, we cannot assure you that our existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors.

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

A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. We have received, and we may receive in the future, notifications of potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third- party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we may not be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Our inability to do either would have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement of third-party patents, or that such defense would be successful.

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

The Market Price of Our Stock May Be Highly Volatile

Within the last four quarters, our common stock closing price as adjusted to reflect our stock split in June 2000 has ranged between $18.43 and $61.75 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including: quarterly fluctuations in results of our operations; our ability to successfully commercialize our products; announcements regarding results of regulatory approval filings, clinical studies or other testing; technological innovations or new commercial products by us or our competitors; developments concerning government regulations, proprietary rights or public concern as to the safety of our technology; the execution of new collaborative agreements and material changes in our relationships with our business partners; market reaction to acquisitions and trends in sales, marketing, and research and development; changes in earnings estimates by analysts; sales of common stock by existing stockholders or other speculative activity in our stock and economic and political conditions.

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

On July 25, 2000, we were sued by our former European distributor Arthrex, Inc. in the Delaware Chancery Court in New Castle County. Arthrex alleges that it was wrongfully terminated by us and that we have wrongfully solicited Arthrex distributors. The complaint alleges four counts: 1) injunction, 2) declaratory judgment, 3) breach of contract, and 4) violation of the duty of good faith and fair dealing. In September 2000, we entered into an agreement with Arthrex settling all claims.

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

Unless an exemption applies, generally, before we can introduce a new medical device into the United States market, we must obtain FDA clearance of a 510(k) premarket notification or approval of a premarket approval application, or PMA. If we can establish that our device is "substantially equivalent" to a "predicate device," i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification will need to be supported by appropriate data, including, in some cases, clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA.

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System for spinal surgery and neurosurgery. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market the ENT Surgery System in general head and neck surgical procedures as well as snoring, and turbinates treatments. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We are continually applying for regulatory approval in a variety of countries. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, China, Korea, Canada, South America, the Middle East, Israel and Mexico, to market our cosmetic surgery products in Europe, Canada, Australia, the Middle East and South America and to market our ENT surgery products in Europe, Canada, Australia, Japan, China, Israel, the Middle East, South America and Taiwan, our spinal surgery products in Europe, Canada, Japan, Mexico, Middle East, and Taiwan, our General Surgery System in Europe, Canada, Middle East and Taiwan, our neurosurgery products in Europe and currently we are applying for additional international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

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

We Face Product Liability Risks and May Not Be Able to Obtain Adequate Insurance

The development, manufacture and sale of medical products involves significant risk of product liability claims. Our current product liability insurance coverage limits are $2.0 million per occurrence and $10.0 million in the aggregate. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may be required to increase our product liability coverage as potential products are successfully commercialized. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all. We have not received any product liability claims to date. However, a successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have an investment portfolio of fixed income securities that are classified as "available-for-sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and may fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities.

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

On July 25, 2000, we were sued by our former European distributor Arthrex, Inc. in the Delaware Chancery Court in New Castle County. Arthrex alleges that it was wrongfully terminated by us and that we have wrongfully solicited Arthrex distributors. The complaint alleges four counts: 1) injunction, 2) declaratory judgment, 3) breach of contract, and 4) violation of the duty of good faith and fair dealing. In September 2000, we entered into an agreement with Arthrex settling all claims.

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

Date:November 14, 2000

By:	/s/ Michael A. Baker

Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:November 14, 2000

By:	/s/ Christine Hanni

Christine Hanni
Vice President of Finance, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit Number