Form 10-K405
period 2000-12-30
ARTHROCARE CORP
filed 2001-03-30
CIK 1005010

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000

Commission File Number 0-27422

ARTHROCARE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3180312
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

595 North Pastoria Avenue, Sunnyvale, California 94085
(Address of principal executive offices and zip code)

(408) 736-0224
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value;
Preferred Share Purchase Rights

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

          As of March 2, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $124,338,152 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 2, 2001, the number of outstanding shares of the Registrant’s Common Stock was 22,294,019.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Items 10, 11, 12 and 13 of Part III of Form 10-K is incorporated by reference from the Registrant’s proxy statement for the 2000 Annual Stockholders Meeting (the Proxy Statement) which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 30, 2000.

PART I

ITEM 1.    BUSINESS

          This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to ArthroCare Corporation (“ArthroCare,” “we,” “us,” and “our” refer to ArthroCare Corporation, a Delaware corporation unless the context otherwise requires). Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference, and those factors described under “Additional Factors that Might Affect Future Results”.

Overview

          We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with a high level of precision and accuracy, limiting damage to surrounding tissue thereby potentially reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, shrink, sculpt, cut, aspirate, and suction soft tissue, and to seal small bleeding vessels. Ablation is the disintegration or removal of tissue. Our soft-tissue surgery systems consist of a controller unit and an assortment of sterile, single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

          Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, general surgery and various cardiology applications. We have formed the following business units for commercialization of our technology in non-orthopedic markets: ArthroCare Spine™, to commercialize our technology in the spinal and neurosurgery markets; Visage®, to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; ENTec® to commercialize our ENT surgery products for use in head and neck surgical procedures and AngioCare™, to commercialize our technology in cardiology markets.

          We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. The CE Mark is a requirement to sell our products in most of Western Europe. Our Cosmetic Surgery System has been cleared by the FDA and is CE marked for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have received the CE mark and 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures, including treatments for snoring, and turbinates and submucosal channelling procedures. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We have also received the CE mark and 510(k) clearance from the FDA to market products based on Coblation technology for use in general surgery, urology, plastic and reconstructive surgery, and orthopedic surgery.

          We commercially introduced our Arthroscopic Surgery System in December 1995, and have derived a significant portion of our sales from this system. As of December 31, 2000, we had shipped more than 10,500 controller units and more than 1,000,000 disposable devices for a variety of indications. We are marketing and selling our arthroscopic, ENT and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have more than 141 distributors representing more than 680 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. In addition, we have entered into a license agreement under which the SciMed division of Boston Scientific Corporation will develop, obtain regulatory approval for and market products based on Coblation technology for a specific application within the cardiology market. We have entered into a distribution agreement with Integra NeuroSciences, a divison of Integra LifeSciences Holding Corporation (“Integra”), for Integra to be our exclusive sales and distribution partner in certain countries for our products in the neurosurgical market.

          The following is a list of our Coblation-based disposable devices as of December 31, 2000:

Product Families	Date of Introduction	Current # of models
Arthroscopy
Ablative Probes
90 degree	August 1995	3
TurboDome™	July 1996	3
TurboBevel™	December 1996	3
Small Joint	December 1997	2
Eliminator™	June 1998	1
Saber™	June 1998	1
LoPro™	April 1998	1
Microblator™	December 1999	1
Coblade™	May 2000	1
Suction Wands
CoVac™	June 1998	2
TurboVac™	December 1998	2
MultiVac™	February 2000	3
Titan™	September 2000	1
Shrinkage Wands
CAPSX™	April 1998	1
CAPSure™	June 1999	2
MicroCAP	August 2000	1
Spinal and Neuro Surgery
ACCESS™SpineWand™	September 1999	1
Aggressor™	June 2000	1
DisCoblator™	September 1999	2
Perc-D™	June 2000	1
Perc-DL™	June 2000	1
SpineVac™	June 2000	1
VersiTor™	May 2000	1
Cosmetic Surgery
Resurfacing Stylet	June 1998	2
MicroElectrode Dissector	December 1998	1
MicroCoblator™	December 1999	1
Plasma Scalpel	September 1999	1
ENT Surgery
Hummingbird™	March 1999	1
Plasma Scalpel™	November 1998	2
Reflex™	June 1999	2
EVac™	February 2000	3
General Surgery
Plasma Scalpel GS	September 1999	1
TurboVac GS	November 1999	1

           For information regarding the status of our regulatory approvals for our products, see the information under the heading “Government Regulation.”

ArthroCare Strategy

          Our objective is to leverage our patented Coblation technology to design, develop, manufacture and sell innovative, clinically superior surgical devices for the surgical treatment of soft-tissue conditions throughout the body. The key elements of our strategy include:

•
Expand our Product Offering to Address Large and Rapidly Growing Markets.    We are continuously expanding our portfolio of products and enhancing our existing products to serve the needs of physicians. For example, we have increased our penetration of arthroscopy procedures in the knee through the addition of disposable devices with suction capability.

•
Replace Current Technology with Coblation Technology.    Coblation technology offers a variety of options for physicians performing soft-tissue surgery. Currently, our systems are being used to perform many types of arthroscopic, cosmetic, ENT, spinal, neurosurgery and general surgery procedures which were traditionally performed mechanical, by electrosurgical or laser surgery tools. In fact, soft tissue anywhere in the body potentially can be treated with and benefit from our technology.

•
Focus on Disposable Device Sales.    We have utilized an aggressive promotional product placement program in order for our controllers to reside in hospitals throughout the world. Once a controller is placed within an institution it may be utilitized by a variety of physicans who focus on different medical specialities. The same controller may be used to perform arthroscopic, ENT, spinal, neurosurgery or general surgery.

•
Layer Growth Opportunities.    We have established an extensive distributor network, supported by our regional managers, in selected markets. We have been executing a global distibution strategy in which we have been expanding our direct sales presence in arthroscopy, spinal surgery and ENT markets. We have signed agreements with several marketing partners to assist with regulatory requirements and to market and distribute our products internationally. We are developing our Coblation technology for use in myocardial revascularization, a cardiology procedure, with our partner, Boston Scientific Corporation

•
Establish Strategic Partnerships To Commercialize Our Coblation Technology.    In cosmetic surgery, we have chosen to partner with a leading cosmetic surgery company, Inamed Corporation. Our neurosurgery products are being commercialized through a strategic partnership with Integra NeuroSciences. We have chosen to partner with Boston Scientific Corporation to further develop and to commercialize our technology in the myocardial revascularization application of the cardiology market.

Coblation Technology

          Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation technology. Coblation technology involves an innovative use of radio frequency energy characterized by precision, accuracy, ease of use and the capability of performing at temperatures lower than traditional electrosurgical tools.

          Traditional electrosurgical tools use heat to burn away targeted tissue, which often results in thermal damage to tissue surrounding the surgical area. Additionally, the lack of tactile feedback with these devices makes it difficult for surgeons to control the depth of tissue penetration. Coblation technology employs a lower temperature process that minimizes the risk of thermal burn to surrounding tissue while increasing the surgeon’s control and precision.

          Coblation technology uses an electrically conductive fluid in the gap between the electrode and tissue. When electrical current is applied to this fluid, it creates a charged layer of particles. As the layer of charged particles comes into contact with the targeted tissue, the molecular bonds within the cells of the targeted tissue are broken. This process causes the cells to disintegrate molecule by molecule, so that tissue is volumetrically removed. Because this effect is confined to the surface layer of the targeted tissue, minimal damage occurs to surrounding tissue, potentially resulting in reduced pain and faster recovery for the patient. An additional advantage is that Coblation can be performed in a continuous mode, resulting in efficient tissue ablation thereby reducing the overall procedure time as compared to conventional methods. In addition to achieving more precise tissue ablation or shrinkage and less damage to surrounding tissue, surgical devices based on Coblation technology can seal bleeding vessels near the surgical site.

          We believe Coblation technology is applicable to soft-tissue surgery throughout the body, and we have expanded its use into several non-arthroscopic indications. In addition, we are exploring possibilities for the use of Coblation technology in other markets.

          We commercially introduced our soft-tissue surgery system in December 1995. Since our arthroscopic soft-tissue surgery system accounts for a significant portion of our product sales, we are highly dependent on its sales. Our spinal surgery, neurosurgery, cosmetic surgery, ENT and general surgery products have only recently become available, and to date, we have sold only a relatively small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

          To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology and continue working on new product development efforts specifically for knee applications. Furthermore, in order to maintain and increase current market penetration we must be aggressive in increasing our installed base of controllers to generate increased disposable device revenue. To date, we have placed our controller units at substantial discounts in order to stimulate demand for our disposable devices.

          We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long-term clinical follow-up to support the marketing efforts for our Arthroscopic System. We believe that continued recommendations and endorsements by influential arthroscopic surgeons are essential for market acceptance of our Arthroscopic System. If our Coblation technology does not continue to receive endorsement by influential surgeons or long-term data does not support the effectiveness of our Arthroscopic System, our business, financial condition, results of operations and future growth prospects will be materially adversely affected.

The Arthroscopy Market

          In 2000, approximately 3.0 million arthroscopic procedures were performed. Due to patient demand for less invasive procedures, we believe the number of arthroscopic procedures is growing. In addition, a greater emphasis on physical fitness and an aging population is increasing the incidence of joint injuries. Joints are susceptible to injuries from blows, falls or twisting, as well as from natural deterioration and stiffening associated with aging.

          Historically, joint injuries have been treated using open surgery involving large incisions, a hospital stay and a prolonged recovery period. In contrast, arthroscopic surgery, which was introduced in the early 1980’s, is performed through several small incisions called portals and can be performed on an outpatient basis. We believe that arthroscopic surgery has gained wide market acceptance because it offers shorter hospital stays and reduced recovery time, resulting in reduced costs and improved medical outcomes.

          To perform arthroscopic surgery, a surgeon uses a tool to view the site and other tools to perform the surgery. The tool used to view the site, called an arthroscope, is a small fiber-optic viewing instrument made up of a small lens, a light source and a video camera. During the arthroscopic procedure, an irrigant such as saline is flushed through the joint to permit clear visualization through the arthroscope and to create the space within the joint for the surgical procedure. The surgeon inserts the arthroscope into the joint through a portal measuring approximately six millimeters, or  1 /4 of an inch, in length. Other portals are used for the insertion of surgical instruments to perform the surgery and to facilitate the flow of irrigants. With small incision sites and direct access to most areas of the joint, a surgeon can diagnose and correct an array of joint problems such as cartilage tears, ligament tears and removal of loose and degenerative tissue.

          The advantages of arthroscopic surgery over open surgery are often significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits including reduced pain, treatment on an outpatient basis; reduced or eliminated hospitalization times, immediate joint mobility and less muscle atrophy, less surrounding tissue damage, lower rate of complications, and generally quicker rehabilitation. In addition, treatment on an outpatient basis and reduced operating time can significantly lower hospital costs.

Knee

          The knee is the most commonly injured joint. In 2000, knee injuries accounted for approximately 2.1 million arthroscopic procedures in the United States. Damage to a meniscus, a pad of cartilage that helps cushion the knee joint, is a common form of knee injury. A meniscus can be torn by a twist of the leg when the knee is flexed, displaced either inward toward the center of the shin bone or outward beyond the surface of the thighbone, or worn down by normal aging. The knee is also susceptible to partial or complete tears of the ligaments and degeneration of the cartilage on the underside of the kneecap. In addition, the cartilage covering the bony surfaces of the knee can become rough or tear loose from the bone as a result of age or injury, causing pain and interfering with smooth joint movement.

Shoulder

          The shoulder joint, because of its range of motion, is susceptible to a number of injuries. In 2000, approximately 720,000 arthroscopic procedures in the shoulder were performed in the United States. We believe that shoulder arthroscopy is the fastest-growing portion of the arthroscopy market. With repetitive motion and lifting of the arm, such as that which occurs during a tennis serve, a bone formation of the upper arm may pinch one of the shoulder muscles and cause persistent pain, known as a rotator cuff injury. Strengthening exercises and physiotherapy can treat this condition; however, many rotator cuff injuries require surgical intervention. We believe that a significant percentage of the population is born with a susceptibility to rotator cuff injuries.

Elbow, Ankle, Wrist and Hip

          The elbow, ankle, wrist and hip joints are also susceptible to certain stress-related injuries and deterioration due to aging. In 2000, approximately 513,000 arthroscopic procedures were performed in the elbow, ankle, wrist or hip in the United States. We believe that the current number of surgical procedures in the elbow, ankle, wrist and hip is relatively small due to the limitations of conventional arthroscopic surgical equipment.

Conventional Arthroscopic Treatment Methodologies: The Problem

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

          Power instruments are generally used to smooth tissue and cartilage defects on the surface of the bones of the joint. The damaged tissue is removed from the joint using suction through a tube surrounding the shaft of the tool, which can become obstructed by bits of tissue and bone. Power shavers have rotating cutters inside a tube and are available in a number of tip angles or sizes for the precise shaving of tissue. Mechanical instruments must be resharpened at regular intervals and sterilized after each procedure.

          Conventional electrosurgical systems are used to seal blood vessels, which is necessary to minimize bleeding and maximize the arthroscopic surgeon’s visibility of the procedure through the arthroscope. Conventional electrosurgical systems contain two electrodes: the electrode tip held by the surgeon and a dispersive pad that rests under the patient’s body. The metal electrode tip of the instrument, which resembles a pencil point, is placed on or near the bleeding vessel to be sealed. A generator connected to the electrode delivers high-frequency voltage that arcs between the electrode and the target tissue, sealing blood vessels in its vicinity. After arcing, the current travels through the remaining tissue of the patient’s body, through the skin to the dispersive electrode pad, before being directed back to the generator.

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

          Our controller delivers radio frequency energy to the disposable device. Surgeons can use the disposable device to ablate, sculpt and shrink tissue and to seal bleeding vessels. The surgeon can control the mode of operation and power setting with the foot pedal or keys on the front panel of the controller.

          A surgeon using the Arthroscopic System does not need to remove and insert a variety of instruments to perform different tasks as is required when using conventional arthroscopic instruments. Our disposable devices are approved for sale in tip sizes ranging from 1.5 mm to 4.5 mm, and in tip angles ranging from zero to 90 degrees. We currently sell 29 models for arthroscopy in various tip sizes, angles and shapes, enabling the surgeon to ablate different volumes of tissue and to reach treatment sites not readily accessible by existing mechanical instruments and motorized cutting tools. In addition, some of our disposable devices provide suction capability.

          We commercially introduced the Arthroscopic System in December 1995. The list price of the controller, including the cable, is approximately $7,500. The disposable devices have list prices ranging from approximately $130 to $255, and typically one disposable device is used per procedure. We are marketing and selling our Arthroscopic System, worldwide, through a network of direct sales representatives and independent orthopedic distributors supported by regional managers. We have continually increased our manufacturing capabilities while maintaining yields.

The Spinal Surgery Market

          We believe spinal surgery has an estimated 2000 market size of more than $1.0 billion, or two million procedures, worldwide and is the most rapidly growing segment of orthopedic surgery market, increasing in excess of 20% annually. Chronic back pain afflicts approximately nine million people in the U.S. and is the number one cause of healthcare expenditures. Chronic back pain is estimated to cost the nation more than $50 billion per year in direct and indirect medical expenses. Approximately one-half of those afflicted suffer from disabling pain. Chronic back pain is the most common reason for disability for persons under age 50 and is the second leading cause of workers’ absenteeism. The major causes of persistent, often disabling, back pain are disruption of a portion of the disc, chronic inflammation of the disc, also known as herniation, or relative instability of the vertebral bodies surrounding a given disc, such as the instability that often occurs due to a degenerative disease. Intervertebral discs mainly function to cushion and tether the vertebrae, providing flexibility and stability to the patient’s spine. As discs degenerate, they lose their water content and height, bringing the adjoining vertebrae closer together. This results in a weakening of the shock absorption properties of the disc and a narrowing of the nerve openings in the sides of the spine which may pinch these nerves. This disc degeneration can eventually cause back and leg pain.

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

Conventional Treatment Methodologies for Treatment of Spine Diseases and Disorders

          Techniques for the treatment of spinal diseases and disorders include laser and mechanical techniques. These procedures can be “open” or minimally invasive depending on the complexity, and generally require the surgeon to form a passage or operating corridor from the skin of the patient to the spinal disc(s) for passage of surgical instruments and implants. Typically, the formation of this operating corridor requires the removal of soft tissue, muscle or other types of tissue. This tissue is usually removed with mechanical or powered instruments, such as graspers, cutters and drills. Multiple mechanical and powered instruments must be used and are time-intensive. In addition, these instruments sever blood vessels within this tissue, often causing profuse bleeding that obstructs the surgeon’s view of the target site.

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

          Both lasers and monopolar radio frequency devices have been used in spinal surgery. We believe both have significant drawbacks. Lasers are expensive and tedious to use. Another disadvantage of lasers is the difficulty in judging the depth of tissue ablation. Because healthy tissue, bones, ligaments and nerves often lie within close proximity of the spinal disc, it is essential to maintain a minimum depth of tissue penetration. Monopolar radio frequency devices increase the risk of unwanted electrical stimulation to portions of the patient’s body by utilizing electric current that disperses into the patient’s body.

The ArthroCare Spinal Surgery System

          In September 1999, we announced our expansion into the spinal surgery market. Our Spinal Surgery System is CE marked. We have received 510(k) clearance for use of the system in spinal and neurosurgery procedures in the United States. Our spinal surgery products, based on our Coblation technology, include multi-functional disposable devices optimized for spinal surgery. The disposable products are compatible with the controller that is used for arthroscopic, ENT and general surgery procedures.

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

          Our disposable devices consist of the ACCESS™ SpineWand™, VersiTor™, Aggressor™, SpineVac™, Perc-D™, Perc-DL™ and the DisCoblator™. The ACCESS SpineWand is a bipolar electrosurgical device designed for controlled ablation of soft tissue. We believe that the ACCESS SpineWand is an effective tool for creating precise incisions through connective tissue to provide access to the disc in discectomy, laminectomy and fusion procedures. In addition, we believe that the ACCESS SpineWand may be effectively used to remove soft tissue from bones in preparation for fusion procedures.

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

          During fiscal year 2000, we introduced two products, the Perc-D and Perc-DL, for volumetric tissue removal in the nucleus of the disc. Nucleoplasty®, a minimally invasive partial discectomy utilizing our Coblation technology, for the ablation and coagulation of soft tissue, combines both approaches for partial removal of the nucleus. Coblation ablates tissue via a low-temperature, molecular dissociation process to create small channels within the disc. On withdrawal, the channels are thermally treated producing a zone of thermal-coagulation. Although there has been limited clinical experience with the Perc D and Perc DL, we believe that this treatment may relieve pressure in the disc, and contract collagen in the thermal zone, further shrinking and stiffening the disc.

The ArthroCare Neurosurgery Market

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

Conventional Treatment Methodologies for Treatment of Neurological Diseases

          Surgery, radiation, and chemotherapy are the three most common treatments used individually or in combination, for brain tumors. While surgery is the preferred method of treatment, it is not always practical given difficult or impossible access to the tumor. Coblation therapy can allow minimally invasive access to the tumor and allow the physician to quickly remove solid tissue with minimal thermal injury.

The ArthroCare Neurosurgery System

          In February 2000, we announced that we were expanding our marketing efforts for our Spinal Surgery System to specifically address selected applications in neurosurgery. Our Spinal Surgery System is CE marked in Europe, and we have received 510(k) clearance for the use of this system in neurosurgery procedures in the United. Our spinal surgery and neurosurgery products, based on our Coblation technology, include multi-functional disposable devices optimized for spinal and neurosurgery. The disposable products are compatible with the controller that is used for arthroscopic, ENT and general surgery procedures.

          Our controller is used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes to ablate tissue and seal bleeding vessels. In some cases, our disposable devices may also include one or more tubes for the delivery of electrically conductive fluid to the target site and/or for suction capability. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense. Although we have had limited clinical experience with these products in neurosurgery procedures, we believe physician and patient benefits experienced in arthroscopic surgery, such as more rapid recovery time, reduced thermal injury to tissue and reduced post-operative pain when compared to existing techniques, could also apply to neurosurgery procedures.

          We have entered into a distribution agreement with Integra Lifescienses to license, market and distribute our Coblation-based products for neurosurgical procedures in North and South America and certain additional international markets.

The Ear, Nose and Throat (ENT) Market

          We believe that in 2000, approximately 1.5 million ENT procedures were performed worldwide. Surgical procedures are commonly used to treat ear, nose and throat disorders, including obstructive sleep apnea, snoring and other obstructions of the sinus and nasal passages. For example, surgical approaches for the treatment of obstructive sleep apnea include the removal of excess tissue from the upper airway or moving the lower jaw forward to widen the patient’s airway. These procedures are performed by highly specialized surgeons, expensive, extremely painful for the patient and involve lengthy recovery periods. Non-invasive treatment approaches include continuous positive airway pressure, or CPAP, which requires the patient during sleep to wear a nasal mask connected to an airflow generator that forces air through the nasal passages.

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

          Our ENT Surgery System is CE marked, and we have received 510(k) clearances for use of the system in general head, neck and oral surgical procedures, minimally-invasive sinus surgery, and the treatment of snoring and turbinates in the United States. We have been marketing the ENT surgery products through a network of direct sales representatives and independent distributors supported by regional sales managers in the United States and internationally since February 1999.

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

Conventional Treatment Methodologies for Cosmetic Surgery

          Conventional methods of skin resurfacing include chemical peels, dermabrasions and laser resurfacing. In chemical peels, an acid-based chemical solution is used to improve the texture of the skin by removing its damaged outer layers. In dermabrasion, surgical scraping is used to remove the skin’s top layers. Chemical peels and dermabrasions have minimal effect on wrinkles, and can cause scarring and pigmentary changes. Lasers are often used to achieve wrinkle reduction and removal. The conventional continuous wave carbon dioxide, or CO 2 , laser has been used successfully to resurface skin. However, the excessive heat diffusion into surrounding skin during the use of this laser results in unwanted cell death and unacceptable rates of scarring and impaired wound healing. The new generation of pulsed lasers has proven to be an effective method for the treatment of surface imperfections and irregularities, including wrinkles, pigmented spots, and acne scars. These lasers permit precise ablation of tissue with minimal accumulation and dispersion of heat resulting in minimal thermal damage.

The ArthroCare Cosmetic Surgery System

          Our Cosmetic Surgery System utilizes the same technology as the Arthroscopic System, which removes tissue through a more precise and significantly cooler process than traditional electro surgery systems or dermatologic lasers. Our Cosmetic Surgery System is a radio frequency, electro surgical device for use in skin resurfacing and other dermatologic and cosmetic procedures. Our Cosmetic Surgery System incorporates a disposable bipolar device, a connecting resterilizable handpiece with cable and a radio frequency controller. This controller design differs from the controllers used in arthroscopy, ENT surgery and spinal surgery. The controller delivers radio frequency energy to the multi-electrode or single electrode disposable device. Clinical trials indicate that our Cosmetic Surgery System enables the physician to reduce wrinkles, rhytids and furrows.

          Our Cosmetic Surgery System is CE marked for skin resurfacing procedures, and we have received 510(k) clearance for use of the system in general dermatologic procedures as well as skin resurfacing for the purpose of wrinkle reduction in the United States.

          We have entered into an worldwide distribution agreement with Inamed Corporation to license, market and distribute our Coblation-based products for cosmetic surgical procedures, typically performed by cosmetic surgeons, dematologists and facial plastic surgeons, including some ENT physicians. The Cosmetic Surgery System has been distributed under the Refinity™ and Coblation brand names in the U.S. by McGhan, a worldwide leader in the cosmetic and plastic surgery product markets and an Inamed company. Internationally, the Cosmetic Surgery System has been distributed under the Coblation Plasma Surgery System name by Collagen Aesthetics, an Inamed company. In March 2001, we notified Inamed of termination of this contract alleging breach by Inamed of certain terms of the contract.

ArthroCare’s Cardiology Program

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

          We believe that Coblation technology could be used to perform myocardial revascularization. We have an agreement with Boston Scientific Corporation under which Boston Scientific will further develop, seek regulatory approvals for and market our Coblation technology for use in this application. Boston Scientific is currently conducting human clinical trials for the use of Coblation to perform myocardial revascularization.

Benefits of Our Coblation Technology

          Our patented Coblation technology, delivered in the form of multi-electrode and single electrode, bipolar disposable devices, offers a number of benefits that we believe may provide advantages over competing surgical methods and devices. The principal benefits include:

•
Ease of Use.    Our Coblation-based soft-tissue surgery systems perform many of the functions of mechanical tools, power tools and electrosurgery instruments, allowing the surgeon to use a single instrument. The lightweight device is simple to use and complements the surgeon’s existing tactile skills without the need for extensive training.

•
Precision.    In contrast to conventional tools, our Coblation-based soft tissue surgery systems permit surgeons to perform more precise tissue ablation and sculpting. We believe this may result in more rapid patient rehabilitation.

•
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

•	Ablation and Sealing of Bleeding Vessels. Our Coblation-based soft-tissue surgery systems allow for the efficient sealing of bleeding vessels without changing tools.

•
Cost Reduction.    Our Coblation soft-tissue surgery systems eliminate the need to introduce multiple instruments to remove and sculpt tissue and seal bleeding vessels. We believe this may reduce operating time and thereby produce cost savings for health care providers.

           For information regarding our revenue, profit and loss and assets in certain market segments, see the notes to the financial statements under the heading, “Segment Information.”

Dependence Upon Collaborative Arrangements

          Inamed Corporation.    In early 1999, we entered into a license and distribution agreement with Inamed Corporation (through its subsidiary, Collagen Aesthetics, Incorporated). Under this agreement Inamed acquired exclusive, worldwide marketing rights for our cosmetic surgery products. We perform product development, manufacturing, and clinical and regulatory functions for our Cosmetic Surgery System.

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

          Integra Lifesciences.    In July 2000, we enter into a license and distribution agreement with Integra NeuroSciences, a division of Integra Lifesciences Holding Corporation (“Integra”). Under this agreement Integra, has become our exclusive sales and distribution partner for the Coblation-based surgical system for neurosurgery in North and South America and certain additional international markets. In addition, we will cooperate on strategic marketing and product development initiatives.

Research and Development

          We have focused our research and development efforts in two areas. First, in response to physician feedback, we are continually working on enhancements to designs of our products to provide greater versatility in existing features and functions. In addition, we continue to design new disposable devices that incorporate added functionalities. Second, we are exploring new applications of our Coblation technology in other soft-tissue surgical markets. We have undertaken preliminary studies and development for the use of our technology in several fields. Research and development expenses were $7.1 million in 2000, $4.9 million in 1999 and $4.4 million in 1998.

Manufacturing

          Our disposable devices and controllers are currently manufactured in a portion of our 30,000 square foot facility in Sunnyvale, California. Our products are manufactured from several components, most of which are supplied to us by third parties. Most of the components we use in the manufacture of our products are available from more than one supplier. For some components, however, there are relatively few alternate sources of supply and the establishment of additional or replacement suppliers for such components may not be accomplished quickly. With respect to a few components, we rely upon single source suppliers. For example, four single source suppliers provide us with components used in substantially all of our disposable devices. We are dependent upon these third parties for the manufacture of our products, and our profit margins and our ability to develop and deliver such products on a timely basis may be adversely affected by the lack of alternative sources of supply. In addition, we use a single subcontractor to sterilize our disposable devices. We do not believe disruption is likely since this subcontractor has several facilities from which it is able to provide sterilization services to us. See “ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS—We Have Limited Manufacturing Experience” for a additional information regarding the potential disruption in supply of our products and risks to our operations resulting from our reliance upon single source suppliers.

           Manufacture of our controllers was brought in-house in late 1997 for purposes of maintaining process control, ensuring adequate supply, and leveraging fixed costs. We manufacture three different controller models for which the manufacturing process is substantially the same.

          We currently manufacture over 65 different versions of our disposable devices. Due to the various attributes of our disposable devices, which include, among other functions, fluid management and suction, the manufacturing process is varied. In order to improve yields, we operate under a continuous manufacturing process.

          We have established quality assurance systems in conformance with the FDA’s Quality System Regulation, or QSR. Our facility has received ISO 9001/EN46001 certification and is in conformance with the Medical Device Directive, or MDD, for sale of products in Europe.

Marketing and Sales

          We have shipped more than 10,500 controller units and over 1,000,000 disposable devices as of December 31, 2000 for a variety of indications. We use a combination of distributors supported by regional sales managers, a direct sales force and corporate partners to sell our products both domestically and internationally.

          We have more than 141 distributors representing more than 680 field sales representatives in the United States. Inamed Corporation is the worldwide distributor for our Cosmetic Surgery System. Integra NeuroSciences is our distributor for neurosurgery in North and South America and certain additional international markets.

          We have established distribution capability in certain countries by means of exclusive and non-exclusive distribution agreements with corporations, including Kobayashi Pharmaceutical for the distribution of our arthroscopy, spinal surgery and ENT surgery products in Japan; and Smith & Nephew, Inc. for the distribution of our arthroscopy and ENT surgery products in New Zealand and Australia. We have also established distribution capability through relationships with distributors in arthroscopy products in Europe, South Africa, South and Central America and Russia. We have entered into a worldwide distribution agreement with Inamed Corporation to license, market and distribute our Coblation-based products for cosmetic surgical procedures, typically performed by cosmetic surgeons, dermatologists and facial plastic surgeons, including some ENT physicians. Our Cosmetic Surgery System is being distributed under the Refinity™ and Coblation® brand names in the U.S. by McGhan, a worldwide leader in the cosmetic and plastic surgery product markets and an Inamed company. Internationally, the Cosmetic Surgery System is being distributed under the Coblation Plasma Surgery System name by Collagen Aesthetics, an Inamed company in Korea, Taiwan, Canada, Mexico, the Caribbean, the Middle East and Northern Africa. Integra NeuroSciences is marketing and selling neurosurgery products internationally and in the United States.

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

Patents and Proprietary Rights

          Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We own 40 issued U.S. patents and over 20 issued international patents. In addition, we have over 100 U.S. and international pending patent applications. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures. The issued patents are directed at, among other things, the following:

•	systems and methods for applying radio frequency energy to tissue in the presence of electrically conductive fluid such as isotonic saline;

•	disposable devices having an electrode array and a system designed to supply current independently to individual electrodes; and

•	systems and methods for employing radio frequency energy in urology, gynecology, ENT, spine surgery, cosmetic surgery, skin resurfacing, neurosurgery and cardiac procedures.

          The pending patent applications include coverage for the fundamental tissue ablation and cutting technology as well as methods and apparatus for specific procedures.

          We cannot assure you that the patents we have obtained, or any patents that we may obtain as a result of our U.S. or international patent applications, will provide any competitive advantages for our products or that our they will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets.

          A number of other companies and universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of our counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we cannot assure you that we would be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The inability to do either would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement of third-party patents.

          In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure you that employees will not breach the agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

          The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging among other things, infringement of several of our patents. The lawsuit has been settled. The defense and prosecution of this lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We believe that the lawsuit was necessary, and if others violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel. An adverse determination, other litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be sure that we could obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, results of operations, and future growth prospects.

Competition

          We believe that the principal competitive factors in the soft-tissue surgery markets include:

•	acceptance by leading physicians;

•	improved patient outcomes;

•	superior product quality;

•	the publication of peer-reviewed clinical studies;

•	product innovation;

•	sales and marketing capability; and

•	strong intellectual property.

Arthroscopy

          In arthroscopic procedures, we compete directly with the providers of tissue removal systems, including conventional electrosurgical systems, manual instruments, power shavers and laser systems. Smith & Nephew Endoscopy (which owns Acufex Microsurgical, Inc. and Dyonics, Inc.), Conmed Corporation (including its Linvatec unit), Medtronic, Inc. (which owns Sofamor Danek), and Stryker Corporation each have large shares of the market for manual instruments, power shavers and arthroscopes.

          Johnson & Johnson, including Mitek, a division of its Ethicon, Inc. unit, markets a bipolar electrosurgical system developed by Gyrus Medical Ltd., a company based in the United Kingdom which competes with us. Stryker Corporation has recently introduced a bipolar electrosurgical system. The bipolar electrosurgical system marketed by Mitek competes directly with our tissue ablation and shrinkage technology in arthroscopy. In addition, the Linvatec unit of Conmed Corporation is marketing a monopolar electrosurgical tool for tissue ablation in arthroscopy. Oratec Interventions Inc. manufactures and sells a monopolar tissue ablation, shrinkage system that competes directly with our arthroscopic products. The tissue shrinkage market represents a small portion of the overall market in arthroscopy for our products.

          We believe that our Arthroscopic System, comprising the controller unit and disposable devices, presents a competitive pricing structure compared to alternative tools being used in arthroscopic procedures. While our disposable devices perform many functions in one tool, most competitive disposable devices only perform a single function. In such cases, multiple disposable or reusable devices would be required. Laser systems have a significantly higher capital cost than our controller and require significant ongoing maintenance and operating expenses. We are also aware of additional competitors that may commercialize products using technology similar to ours.

Spinal and Neurosurgery

          We believe that Coblation technology will compete effectively against conventional tissue removal technology used in spinal and neurosurgery procedures, such as mechanical instruments, monopolar electrosurgical instruments, ultrasonic and powered instruments. Mechanical instruments for tissue removal in the spine are manufactured and sold by a large number of small, diverse, specialty companies, and the substantial bulk of monopolar electrosurgical instruments are manufactured by Valleylab and Linvatec. We may indirectly compete with large companies in the spine fusion market, such as Medtronic Sofamor Danek, Sulzer Spine-Tech, Surgical Dynamics and DePuy Acromed. In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our products. For example, Oratec Interventions manufactures and sells a catheter that uses resistive heating to reduce chronic low back pain caused by degenerative disc disease and Radionics manufactures and sells monopolar electrosurgical instruments for treating low back pain. In neurosurgery, we directly compete with a variety of tissue removal systems designed for removing brain and cranial-based tumors, such as the CUSA™, an ultrasonic tissue aspiration system manufactured by Valleylab.

Ear, Nose and Throat Surgery

          There are large companies, such as Smith & Nephew, Inc., Stryker Corp., Medtronic, Incorporated (which owns Xomed Surgical Products, Inc.) and Conmed Corporation, which have shares of the market for manual and powered instruments for minimally-invasive sinus surgery. In addition, we face competition from laser companies, such as ESC Medical Systems Ltd., which develops and markets lasers for various ENT surgery applications. We expect that competition from these and other well-established competitors will increase as will competition from smaller medical device companies, such as Somnus Medical Technologies, Inc., Elmed Inc. and Ellman International, Inc. Somnus Medical Technologies, Inc. manufactures and sells medical devices that utilize radio frequency energy for the treatment of upper airway disorders, such as snoring and obstructive sleep apnea. Elmed Inc. and Ellman International, Inc. both manufacture and sell a variety of medical devices that use conventional radio frequency energy for tissue removal, cutting and/or coagulation for the treatment of snoring and other ENT surgery procedures.

Cosmetic Surgery

          The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels, and companies that manufacture and sell lasers. In skin resurfacing, we directly compete with much larger companies that manufacture lasers for medical use, such as Coherent Medical Group and ESC Medical Systems Ltd. ESC recently merged with Laser Industries, Ltd. The combined company develops and markets lasers for a broad range of cosmetic applications, including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin rejuvenation and others. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery.

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

Government Regulation

United States

          Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. FDA regulations are wide ranging and govern, among other things:

•	product design and development;

•	product testing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

          Noncompliance with applicable regulatory requirements can result in enforcement action, which may include:

•	warning letters;

•	fines, injunctions and civil penalties against us;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of our production;

•	refusing our requests for premarket clearance or approval of new products;

•	withdrawing product approvals already granted; and

•	criminal prosecution.

          Unless an exemption applies, generally, before we can introduce a new medical device into the United States market, we must obtain FDA clearance of a 510(k) premarket notification or approval of a premarket approval application, or PMA application. If we can establish that our device is “substantially equivalent” to a “predicate device,” i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data, including, in some cases, clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA.

          We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received clearance to market our Spinal Surgery System in the United States for spinal and neuro surgery. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as snoring, turbinates, submucosal channelling procedures and tonsillectomies. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

          After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our marketed devices, but have determined that, in our view, new 510(k) clearances are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, the FDA also may require us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

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

International

          International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, Middle East, South America and Israel; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Twain and South America; to market our spinal surgery products in Europe, Canada, Japan, Mexico, Middle East, Taiwan; to market our general surgery products in Europe, Canada, Middle East and Taiwan; and to market neurosurgery and urology products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

          For European distribution, we have received ISO 9001/EN46001 certification and the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE Mark will preclude us from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements. During the years ended December 31, 2000 and December 31, 1999, approximately 14% and 15%, respectively, of our sales were derived internationally.

Product Liability Risk and Insurance Coverage

          The development, manufacture and sale of medical products entail significant risk of product liability claims. Our current product liability insurance coverage limits are $10,000,000 per occurrence and $10,000,000 in the aggregate. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may require increased product liability coverage as products are successfully commercialized in additional applications. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. No any product liability claims have been filed to date against our company. However, a successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and prospects.

Employees

          As of December 31, 2000, we had 272 employees of whom 144 people were engaged in manufacturing activities, 30 people were engaged in research and development activities, 57 people were engaged in sales and marketing activities, 20 people were engaged in regulatory affairs and quality assurance and 21 people were engaged in administration and accounting. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

          We are dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees or consultants could have a material adverse effect on us. Our success also depends on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, many of whom often receive competing employment offers. We cannot assure you that we will continue to be able to attract and retain such personnel. Furthermore, our scientific advisory board members are all otherwise employed on a full-time basis. As a result, the scientific advisory board members are not available to devote their full time or attention to our affairs.

Facilities

          We lease approximately 32,000 square feet in two neighboring buildings in Sunnyvale, California for administrative offices, general and administrative purposes, manufacturing facilities and warehousing space. Our leases for these facilities will expire in February 2002. We are currently reviewing our options for expansion; however, we believe that our existing facilities are adequate for our immediate needs through 2001.

Additional Factors That Might Affect Future Results

We Are Dependent Upon Our Arthroscopic System

          We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 85% of our product sales in 2000 we are highly dependent on its sales. We have only recently began to market our spinal surgery, neurosurgery, cosmetic surgery, ENT surgery, and general surgery products and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

          To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology and continue working on new product development efforts specifically for knee applications. Furthermore, in order to maintain and increase current market penetration we must be aggressive in increasing our installed base of controllers to generate increased disposable device revenue. To date, we have priced our arthroscopic controllers at substantial discounts in order to stimulate demand for our disposable devices.

          We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long-term clinical follow-up to support the marketing efforts for our Arthroscopic System. We believe that continued recommendations and endorsements by influential arthroscopic surgeons are essential for market acceptance of our Arthroscopic System. If our Coblation technology does not continue to receive endorsement by influential surgeons or long-term data does not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

          We have developed several applications for our Coblation technology in spinal and neurosurgery, cosmetic surgery, urology, ENT surgery and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

          We may have to make a significant investment in additional preclinical and clinical testing, regulatory, physician training and sales and marketing activities to further develop and commercialize our spinal surgery, neurosurgery, cosmetic surgery, ENT surgery, general surgery and cardiology product lines. Although we believe that these products offer certain advantages, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

          Development and commercialization of our current and future non-arthroscopic products are subject to the risks of failure inherent in the development of new medical devices. These risks include the following:

•	such products may not be easy to use, will require extensive training or may not be cost-effective;

•	delays in testing or marketing;

•	unplanned expenditures or in expenditures above those anticipated by us;

•	such products will not be proven safe or effective;

•	third parties may develop and market superior or equivalent products;

•	such products may not receive necessary regulatory clearances or approvals;

•	such products may be difficult or uneconomical to manufacture for commercial sale; and

•	proprietary rights of third parties may preclude us and our collaborative partners from marketing such products.

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

          For information regarding the status of our regulatory approvals for our products, see the information under the heading “Government Regulation.”

We Have Limited Marketing and Sales Experience

          We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery, neurosurgery, ENT surgery and general surgery product lines in the United States through a network of independent distributors supported by regional sales managers and a direct sales force. These distributors sell arthroscopy, spinal surgery, neurosurgery, ENT surgery and general surgery devices for a number of other manufacturers. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our arthroscopic surgery, spinal surgery, neurosurgery, ENT surgery or general surgery product lines, or that they will be successful in selling our products.

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

We Have Limited Manufacturing Experience

          To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, we have limited manufacturing experience. Our manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers. We currently produce more than 65 models of disposable devices utilizing different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. We manufacture three different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current or future products which could reduce yields, result in supply disruptions and adversely affect our gross margins. If we have delays in manufacturing, we will not have adequate finished inventory to meet our needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products we manufacture, we may experience product returns.

We Are Dependent on Key Suppliers

          We depend on several sole source suppliers for some of our product components, including four components that we include in substantially all of our disposable devices. If the supply of materials from a sole source supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure you that we would be able to obtain the necessary regulatory approval for the new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

          In addition, we use a single subcontractor, using two facilities, to sterilize the disposable devices. We cannot assure you that we can identify and qualify an alternate sterilizer. Our inability to secure an alternative sterilizer, if required, would limit our ability to manufacture disposable devices and could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

We Face Intense Competition

          The markets for our current and potential products are intensely competitive. These markets include arthroscopy, spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, general surgery and cardiology. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive in these markets.

          In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp. and Oratec Interventions, Inc., which market products to remove or shrink tissue. Specifically, Johnson & Johnson and Stryker are currently marketing worldwide bipolar electrosurgical systems for tissue ablation and shrinkage based upon technology licensed by us. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. In addition, Oratec is currently marketing a percutaneous thermal heating product for treating certain types of disc pain. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products, Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including ESC Medical Systems Ltd. Smaller companies, including Somnus Medical Technologies Inc., Elmed Inc. and Ellman International, Inc., also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies, such as Coherent Medical Group, and ESC Medical Systems Ltd., which market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we compete with companies which use lasers to treat cardiovascular disease. Other approaches to alleviating cardiovascular disease, including drugs or other surgical approaches, are also be competitive with our products.

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

We Face Uncertainty Over Reimbursement

          Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third-party payors’ policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery, neurosurgery and ENT surgery procedures performed using devices that have received FDA approval has generally been available in the United States. Typically, cosmetic surgery procedures are not reimbursed.

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

Our Business Depends on Attracting and Retaining Collaborators and Licensors

          In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. We have entered into a license agreement under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on our Coblation technology for myocardial revascularization procedures. In addition, we have entered into a distribution agreement with Integra Neurosciences to market and sell our Coblation-based products for neurosurgery. See the information under the heading “Collaborative Arrangements” for a discussion of these arrangements.

          Our participation in collaborative and licensing arrangements with third parties subjects us to a number of risks. Collaborative partners typically have significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to our products, and we cannot assure you that our partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner’s business strategy may adversely affect that partner’s ability to meet its obligations under the arrangements. If a collaborative partner were to terminate or breach its agreement with us, or otherwise fail to complete its obligations in a timely manner, our business, financial condition, results of operations and prospects would be materially adversely affected. To the extent that we are not able to establish further collaborative arrangements or that any or all of our existing collaborative arrangements are terminated, we would be required to seek new collaborative arrangements or to undertake commercialization at our own expense, which could significantly increase our capital requirements, place additional strain on our human resource requirements and limit the number of products which we would be able to develop and commercialize. In addition, we cannot assure you that our existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors.

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

Our Operating Results Will Fluctuate

          We only achieved profitability in 1999 and, as of December 31, 2000, we had an accumulated deficit of $10.4 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

•	the introduction of new product lines;

•	increased penetration in existing applications;

•	product returns;

•	achievement of research and development milestones;

•	the amount and timing of receipt and recognition of license fees;

•	manufacturing or supply disruptions;

•	timing of expenditures;

•	absence of a backlog of orders;

•	receipt of necessary regulatory approvals;

•	the level of market acceptance for our products;

•	timing of the receipt of orders and product shipments; and

•	promotional programs for our products.

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

We May Be Unable to Effectively Protect Our Intellectual Property

          Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, including both multi- electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures.

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

          In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information, developed or made known to the individual during the course of the individual’s relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure you that employees will not breach such agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

We May Become Subject to Patent Litigation

          The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan.

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

The Market Price of Our Stock May Be Highly Volatile

          During the fiscal year ended December 31, 2000 our common stock has traded between a range of $12.25 and $79.25 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	quarterly fluctuations in results of our operations;

•	our ability to successfully commercialize our products;

•	announcements regarding results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by us or our competitors;

•	developments concerning government regulations, proprietary rights or public concern as to the safety of technology;

•	the execution of new collaborative agreements and material changes in our relationships with our business partners;

•	market reaction to acquisitions and trends in sales, marketing, and research and development;

•	changes in earnings estimates by analysts;

•	sales of common stock by existing stockholders; and

•	economic and political conditions.

          The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

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

We Must Obtain Governmental Clearances Or Approvals Before We Can Sell Our Products; We Must Continue To Comply With Applicable Laws and Regulations.

United States

          Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. FDA regulations are wide ranging and govern, among other things:

•	product design and development;

•	product testing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

          Noncompliance with applicable regulatory requirements can result in enforcement action, which may include:

•	warning letters;

•	fines, injunctions and civil penalties against us;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of our production;

•	refusing our requests for premarket clearance or approval of new products;

•	withdrawing product approvals already granted; and

•	criminal prosecution.

          Generally, before we can introduce a new medical device into the United States market, we must obtain FDA clearance of a 510(k) premarket notification or approval of a premarket approval application, or PMA application. If we can establish that our device is “substantially equivalent” to a “predicate device,” i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification will need to be supported by appropriate data, including, in some cases, clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA.

           We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as the treatment of snoring, hypertrophic turbinates and submucosal channelling. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

          After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our marketed devices, but have determined that, in our view, new 510(k) clearances are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to seek 510(k) clearance for any modification, the FDA also may require us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

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

          We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims. These determinations can be subjective. We cannot assure you that the FDA would agree that all of our promotional claims are permissible or that the FDA will not require us to revise our promotional claims or take enforcement action against us based upon our labeling and promotional materials. For example, the company recently received and responded to a notification from the FDA that certain claims made in promotional materials were not clearly supported by 510(k) clearances. The company intends to resolve this matter expeditiously and to maintain compliance with FDA requirements.

International

          International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, Middle East, South America and Israel; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Twain and South America; to market our spinal surgery products in Europe, Canada, Japan, Mexico, Middle East, Taiwan; general surgery products in Europe, Canada, Middle East and Taiwan and neurosurgery and urology products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

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

ITEM 2.    PROPERTIES

          We lease approximately 32,000 square feet in two neighboring buildings in Sunnyvale, California, which comprise our administrative offices and manufacturing and warehousing space. Our two leases for these facilities extend through February 2002. We believe that our existing facilities will be sufficient for operational purposes through 2001.

ITEM 3.    LEGAL PROCEEDINGS

          We are currently involved in ongoing litigation. On February 18, 2000, we filed a complaint for declaratory relief in the Superior Court of California, County of Santa Clara against a former independent contractor who alleges that he is owed options under our stock option plan. On July 31, 2000, the defendant filed a counterclaim in the United States District Court, Northern District of California asserting breach of contract and ownership rights in certain of ArthroCare’s patents, among other claims and monetary damages. We believe these claims are groundless and plan to vigorously defend against them.

          On July 25, 2000, we were sued by our former European distributor, Arthrex, Inc., in the Delaware Chancery Court in New Castle County. Arthrex alleges that it was wrongfully terminated by us and that we have wrongfully solicited Arthrex distributors. The complaint references four counts: 1) injunction, 2) declaratory judgment, 3) breach of contract, and 4) violation of the duty of good faith and fair dealing. In September 2000, we entered into an agreement with Arthrex settling all claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock trades publicly on The Nasdaq Stock Market under the symbol ARTC. The following table sets forth for the periods indicated, the quarterly high and low closing sales prices of the common stock on The Nasdaq Stock Market.

	Fiscal 2000
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$61.75	$42.63	$ 48.25	$ 25.00
Low	29.25	21.19	17.56	12.25

	Fiscal 1999
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$10.25	$11.03	$ 29.44	$ 38.33
Low	6.75	7.75	12.16	20.69

	Fiscal 1998
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$7.688	$9.313	$11.125	$10.875
Low	5.188	6.875	6.000	5.625

          As of March 2, 2001, there were no outstanding shares of Preferred Stock and 201 holders of record of 22,294,019 shares of outstanding Common Stock. The company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. In June 2000, we approved a two-for-one stock split of our common stock which was paid on, and began trading as of July 5, 2000.

ITEM 6.    SELECTED FINANCIAL DATA

          The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the audited financial statements and notes thereto appearing in Item 8 of this Report.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Statements of Operations Data:
Product sales	$ 64,012	$ 44,219	$24,624	$ 12,796	$ 6,022
Royalties, fees and other	3,615	4,857	3,292	—	—
Total revenues	67,627	49,076	27,916	12,796	6,022
Gross profit	41,965	29,891	15,548	4,301	780
Operating expenses	34,467	25,242	18,625	13,401	9,989
Net income(loss) before cumulative effect of change in accounting principle	15,845	5,543	(2,141)	(7,688)	(7,705)
Cumulative effect on prior years of the application of SAB 101	(4,300)	—	—	—	—
Net income (loss)	11,545	5,543	(2,141)	(7,688)	(7,705)
Basic net income (loss) per share	$ .53	$ .29	$ (0.12)	$ (0.44)	$ (0.49)
Diluted net income (loss) per share	$ .50	$ .27	$ (0.12)	$ (0.44)	$ (0.49)

	December 31,
	2000	2000	1999	1998	1996
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities (including long-term portion)	$ 86,814	$ 79,607	$ 8,058	$ 19,872	$ 29,281
Working capital	99,827	85,118	16,973	20,342	23,468
Total assets	140,462	110,039	27,760	26,675	33,297
Total stockholders’ equity(1)	126,345	102,883	22,305	23,546	30,782

(1)	We have not declared any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in “ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESLTS” set forth in Part I of this Report as well as other risks and uncertainties in the documents incorporated herein by reference.

Overview

          We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, shrink, sculpt, cut, or aspirate soft tissue and to seal small bleeding vessels. Our soft-tissue surgery systems consist of a controller unit and an assortment of single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

          Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of other soft-tissue markets, including spinal surgery, neurosurgery, cosmetic surgery, ENT surgery, general surgery and various cardiology applications.

          In April 1998, we announced that we had entered the cosmetic surgery market and formed a business unit called Visage® to commercialize Coblation technology in this field. In early 1999, we entered into a license and distribution agreement with Collagen Aesthetics, Inc., which was subsequently purchased by Inamed Corporation. Under this agreement, Inamed Corporation acquired exclusive, worldwide, marketing rights for our cosmetic surgery line of products for the dermatology and cosmetic surgery markets. In March 2001, we notified Inamed of termination of this contract, alleging breach by Inamed of certain terms of the contract.

          In May 1998, we announced that we had entered the ear, nose and throat market and had formed a business unit called ENTec® to commercialize Coblation technology in this field. In June 1998, we entered into a license agreement with Xomed Surgical Products, Inc. to market Coblation products in the ear, nose and throat market. In February 1999, we terminated this agreement and have been marketing and selling our ENT surgery product line through a network of distributors and direct sales representatives supported by regional sales managers.

          In early 1998, we formed a business unit, AngioCare™, for the purpose of further developing and commercializing our technology in specific applications in the field of cardiology. As part of those efforts, in February 1998, we entered into a license agreement under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on Coblation technology for myocardial revascularization procedures.

          In September 1999, we announced that we had entered the spinal surgery market. In February 2000, we announced that we were expanding our marketing efforts for our spinal surgery system to specifically address selected applications in neurosurgery. We are marketing and selling our spinal surgery products through a network of independent distributors and direct sales representatives supported by regional managers worldwide. In July 2000, we entered into a license and distribution partnership with Integra Lifesciences to market our products for neurosurgery.

          We have received 510(k) clearance to market our Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopy System is CE marked for use in arthroscopic surgery. Our Cosmetic Surgery System is CE marked for general dermatology and skin resurfacing for the purpose of wrinkle reduction procedures and we have received 510(k) clearance for use of our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction in the United States. Our ENT Surgery System is CE marked, and we have received 510(k) clearances for use of our ENT Surgery System in general head, neck, and sinus surgical procedures, including snoring and the treatment of hypertrophic turbinates and submucosal channeling in the United States. Our Spinal Surgery System is CE marked and we have received 510(k) clearance in the United States to market this system for spinal surgery and neurosurgery. We have, 510(k) clearance to market Coblation technology for general surgery.

          In December 1995, we introduced our Arthroscopy System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, at substantial discounts, to generate future disposable product revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets including the products we have introduced in the fields of spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat surgery and general surgery. We have received 510(k) clearance for use of our technology in several fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

          The year and quarter ended December 31, 2000 was our fifth full year of product shipments.

          ArthroCare Corporation Statements of Operations:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Revenues:
Product sales	$64,012	$44,219	$24,624
Royalties, fees and other	3,615	4,857	3,292

Total revenues	67,627	49,076	27,916
Cost of product sales	25,662	19,185	12,368

Gross profit	41,965	29,891	15,548

Operating expenses:
Research and development	7,145	4,929	4,355
Sales and marketing	22,472	15,493	10,495
General and administrative	4,850	4,820	3,775

Total operating expenses	34,467	25,242	18,625

Income (loss) from operations	7,498	4,649	(3,077)
Interest income and other, net	4,903	1,125	937

Income (loss) before income tax provision	12,401	5,774	(2,140)
Income tax provision/(benefit)	(3,444)	231	1

Net income (loss) before cumulative effect of a change in accounting principle	15,845	5,543	(2,141)
Cumulative effect on prior years of Application of SAB101 “Revenue Recognition in Financial Statements”	(4,300)	—	—

Net income (loss)	$11,545	$ 5,543	$(2,141)

Revenues

          Product sales for fiscal 2000 were $64.0 million compared to $44.2 million for the prior year and $24.6 million for the year ended fiscal 1998. The increases year-over-year are due to increasing unit sales of current products, unit sales of newly introduced products and increasing international sales. We attribute increasing disposable device sales both domestically and internationally, in part, to our strategic plan to build market share through continued promotional programs of controller placements and the entry into new markets.

          Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. For fiscal year 2000, 1999, and 1998, disposable device sales comprised approximately 90% of our product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future. During fiscal 2000 and fiscal 1999, approximately 14% and 15%, respectively, of our sales were derived internationally. Approximately 90% of our revenues were derived domestically during fiscal 1998. We believe that the increase in international sales is attributable to our increasing marketing presence in all our markets overseas and the regulatory approval to market our arthroscopic products in Japan.

           Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology and continue to work on new product development efforts specifically for knee applications. We believe that, in our five years of product shipments, we have penetrated 30% to 35% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 50% of our arthroscopy disposable device revenue is being generated by the sale of disposables for use on knee procedures.

          Royalties, fees, and other revenues decreased to $3.6 million for the fiscal, 2000, from $4.9 million for fiscal 1999. During fiscal 1998 royalties, fees and other revenues was $3.3 million. The fluctuations in royalties, fees and other revenues is primarily due to the timing of license fees received during fiscal 1999, as the result of settlement of a patent infringement suit initiated by us against Ethicon, Inc. partially offset by the timing of license fees received from our business partners in the other years. In addition, we previously recognized non-refundable license fee and milestone revenue when the fee was received or on completion of certain milestones. During fiscal year 2000, we adopted SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101) and changed our method of accounting for license fees and milestones from business partners to recognize such revenues over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. The cumulative effect of the change in accounting principle of $4.3 million was reported as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. Prior period amounts have not been restated in the accompanying statement of operations. The cumulative effect of the change in accounting principle includes license fee revenues and deferred revenues that will be recognized over the lives of the associated agreements.

          During fiscal year 2000 and 1999, we recognized $0.6 million, $1.8 million, respectively, of royalties, fees and other revenues in accordance with our agreement with Ethicon, Inc. In February 1998, we entered into a license agreement under which Boston Scientific Corporation was granted an exclusive right to develop and market products based on Coblation technology for myocardial revascularization procedures. Boston Scientific Corporation pays license fees to us upon achievement of designated milestones and royalties on sales of resulting products, if any. During each of fiscal 2000 and 1999, we recognized $0.4 million of such payments as license fees and royalties. We received a license payment from Boston Scientific Corporation of $3.0 million in February 1998 of which $2.6 million was recognized as revenue during fiscal 1998. In January 1999, we entered into a license and distribution agreement with Inamed Corporation, which was expanded in February 1999, whereby Inamed Corporation acquired exclusive, worldwide, marketing rights for our patented Coblation technology in the cosmetic surgery market. Under the terms of the agreement, Inamed Corporation pays us license fees based upon the achievement of certain milestones and royalties on sales of product to end-users. During fiscal years 2000 and 1999, we recognized $0.5 million and $2.3 million, respectively, of these payments as royalties, fees and other revenues. In fiscal 2000, we adopted the provisions of EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” As a result all amounts billed to customers relating to shipping and handling costs have been classified as royalties, fees and other revenues and all related costs are classified as cost of product sales.

          We cannot assure you that we will be able to continue to achieve the milestones required to recognize future license fees, or that products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that we may continue to receive licensing and royalty revenues from our business partners.

Cost of Product Sales

          Cost of product sales for fiscal 2000 was $25.7 million or 40% of product sales, compared with $19.2 million, or 43% of product sales for the period ended fiscal 1999. During fiscal 1998, cost of product sales was $12.4 million, or 50% of product sales. The absolute dollar increase of $6.5 million in cost of product sales for fiscal 2000 over fiscal 1999 and the $13.3 million increase over fiscal 1998 were due to increased unit sales of both disposables devices and controllers. The increase in gross margin as a percentage of sales is attributable to increased average selling prices of disposable devices, increased manufacturing efficiency and increased production volume. In addition, we continued controller placements under a program whereby we maintain ownership of the controller, which resulted in the cost being capitalized and amortized over future periods rather than expensing the entire cost at the time of placement.

          We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels and overhead costs as new products are introduced. We believe our gross margin will depend upon the mix of disposable device sales versus controller sales and/or placements and the various distribution channels utilized to sell our products in all commercialized fields. There can be no assurance that we will be successful in maintaining the mix of disposable devices to controllers or in increasing demand for our disposable devices. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

          Research and development expense increased to $7.1 million in fiscal 2000, or 11% of product sales, from $4.9 million in fiscal 1999 or 11% of product sales, and from $4.4 million or 18% of product sales in fiscal 1998. The $2.2 million and $0.6 million increases in spending between fiscal years 2000 and 1999 and between 1999 and 1998, respectively, are attributable primarily to continued development of new products in our currently commercialized markets, continued development of new markets and continued maintenance and development of our patent position. In addition, we have continued to incur increased compensation and related expenses, as we continued to increase headcount in order to support efforts along with increasing costs for prototype materials were offset by a decrease in the research and development efforts conducted on behalf of business partners and a reduction of expenses incurred by the company for non-employee stock options. We believe that investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

          Sales and marketing expense increased to $22.5 million or 35% of product sales in fiscal 2000, from $15.5 million, or 35% of product sales in fiscal 1999, and from $10.5 million or 43% of product sales in fiscal 1998. The increase in spending in absolute dollars resulted primarily from higher dealer commissions resulting from increased sales, increased staffing and related expenditures, and increased trade-show related expenses. We also incurred additional sales and marketing expenses during fiscal 2000 and 1999 as we commercialized products in markets besides arthroscopy and expanded operations in Europe.

          We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat surgical markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market our current products and to commercialize future products.

          General and administrative expense increased to $4.9 million or 8% of product sales in fiscal 2000, from $4.8 million, or 11% of products sales in fiscal 1999, and from $3.8 million, or 15% of product sales in fiscal 1998. Overall, the increase in general and administrative expenses was attributable to increases in the cost of general legal services, business development activities, increased staffing, insurance and international accounting related expenditures necessary to expand our corporate infrastructure. We expect that general and administrative expenses will decrease as a percentage of product sales, but will increase in dollar amounts as we incur additional business development activities.

Interest and Other Income, net

          Interest and other income, net, increased for fiscal 2000, to $4.9 million from $1.1 million for the fiscal 1999 and from $0.9 million, for fiscal 1998. The $3.8 million, increase in interest and other income, net, during the fiscal 2000 and the $0.2 million increase in fiscal 1999, were attributable to the increase in our cash and investment balances as a result of our secondary offering at the end of fiscal year 1999 and the increase in the cash received from operating activities. At the end of fiscal 2000, we had $86.8 million in cash, cash equivalents and available-for-sale securities as compared to, $79.6 million at the end of fiscal 1999 and to $8.1 million at the end of fiscal 1998. We anticipate that interest and other income, net, will increase due to the increased cash balances.

Income Tax Benefit/(Provision)

          The benefit/(provision) for income taxes was $3.4 million for fiscal 2000 as compared to ($0.2) million for fiscal 1999, and zero in prior years. Included in the income tax benefit during fiscal 2000, was a reduction of the company’s tax valuation allowance. Historically, we have established deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. These deferred tax assets have been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During the fiscal 2000, we decreased the valuation allowance and recognized a tax benefit relating to the tax benefit items totaling $4.9 million. The decrease in the valuation allowance and the resulting recognition of a deferred tax benefit in the year was based on management’s belief that it is more likely than not that these deferred tax assets will be realized. We believe that in fiscal 2001 our tax rate will be approximately 36%.

Net Income (Loss)

          Net income before the cumulative effect of the adoption of SAB 101 increased to $15.8 million, for fiscal 2000, from $5.5 million for fiscal 1999, and from a net loss of $2.1 million for the fiscal 1998. Net income for the current fiscal year reflects an increase in product sales and gross margin partially offset by increased spending in sales and marketing and legal expenses. Although we have experienced substantial revenue growth since inception and have been profitable on a quarterly basis since the first quarter of fiscal 1999, due to our short operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

          At the end of fiscal 2000, we had $99.8 million in working capital compared to $85.1 million at the end of fiscal 1999. Our principal sources of liquidity consisted of $86.8 million in cash, cash equivalents and short and long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In October and November 1999, we sold a total of 2,737,000 shares of common stock at $23.00 per share. The net proceeds from the offering of approximately $71 million has been used by us for sales, marketing and development efforts associated with the commercialization of our spinal surgery product line and the balance to fund the development, commercialization and associated working capital requirements of applying our Coblation™ technology to a broad range of other soft-tissue surgical markets and for corporate and other general purposes. Cash generated by operating activities was $8.5 million for fiscal 2000 which was mainly attributable to increased operating profits, higher depreciation, higher deferred revenue and higher accrued commissions due to increased sales. This was partially offset by higher accounts receivable, inventories and deferred tax asset balances.

          Accounts receivable net of allowances increased to $16.2 million as of at the end of fiscal 2000 from $13.9 million at the end of fiscal 1999. The increase in accounts receivable was due to significant increases in sales and the timing of sales and collections during the year and the impact of longer payment terms relating primarily to increasing sales to international customers.

           Inventories increased to $13.7 million at the end of fiscal 2000 compared to $7.0 million at the end of fiscal 1999 in order to support the anticipated increasing product sales activity and the introduction levels required to grow and support sales volume increases. We expect future inventory levels to increase in absolute dollar value in order to support sales volume increases, as a result of our expansion into additional markets.

          Net property and equipment increased to $9.5 million at the end of fiscal 2000 compared to $7.4 million at the end of fiscal 1999. The increase at the end of fiscal 2000 was primarily due to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

          Cash used in investing activities was ($25.5 million) for fiscal 2000 as compared to ($31.8 million) for 1999. The decrease in the amount of cash used was due to changes in our purchasing and selling of available for sale securities activities as a result of the follow-on offering in 1999. Cash received from financing activities decreased to $5.2 million for fiscal 2000 as compared to $74.5 million in fiscal 1999. The decrease was primarily due to the cash received from the follow-on offering in fiscal 1999.

          We plan to finance our operating and capital needs principally with cash from product sales, cash, cash equivalents, and available-for-sale securities and related interest, existing capital resources and licensing arrangements which we believe will be sufficient to fund our operations at least through fiscal year 2001. At the end of fiscal 2000, we had committed to capital expenditures of approximately $0.5 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

          At the end of 2000, we had federal net operating loss carryforwards of approximately $10.6 million and $4.2 million of state net operating loss carryforwards. The net operating loss carryforwards will begin to expire in the years 2001 if not utilized.

Recent Accounting Pronouncements.

          In June 1998, the Financial Accounting Standards Board (FASB) issued No. 133, “Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we do not engage in hedging activities. We must adopt this standard, as amended, in our first quarter of fiscal year 2001. We do not believe that its adoption will have a material impact on these financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and conduct all transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments with original maturities of less than one year.

          We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and our short-term investments.

          The table below presents principal amounts and related weighted average interest rates as of December 31, 2000 for our cash and cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments	$68,038,000
Average interest rate	7.9%
Long-term available for sale securities	18,776,000
Average interest rate	6.0%

           Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease. Our capital lease obligations are not subject to changes in the interest rate and, therefore, are not exposed.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Certain information required by this Item is included in Item 6 of Part II of this Report and is incorporated herein by reference. All other information required by this Item is included on pages 35 to 57 in Item 14 of Part IV of this Report and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.    EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

          Information regarding the Directors of ArthroCare is incorporated by reference from the information set forth under the caption “Proposal No. 1: Election of Directors” in the 2001 Proxy Statement. Information regarding the executive officers of the company is incorporated by reference from the information set forth under the caption “Executive Officers of the Company” at the end of Part I of our Proxy Statement. Information with respect to Directors and Officers of the Company required by Item 405 of Regulation S-K is set forth under the caption “Disclosure with Regard to Delinquent Filings” which is incorporated by reference to our Proxy Statement captioned “Section 16(a) Reports.”

ITEM 11.    EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the discussion in the 2001 Proxy Statement captioned “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference from the discussion in the 2001 Proxy Statement captioned “Share Ownership of Directors, Officers and Certain Beneficial Owners.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the discussion in the 2001 Proxy Statement captioned “Certain Transactions.”

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this Report.

          1.  Financial Statements.    The following financial statements of the company and the Report of Independent Accountants, are included in Part IV of this Report on the pages indicated.

          2.  Financial Statement Schedule.    The following financial statement schedule of the company as of and for the years ended December 31, 2000, December 31, 1999 and December 31, 1998, is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the company.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	63

           Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

          3.   Exhibits (in accordance with Item 601 of Regulation S-K).

3.1	Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 1998).

4.1	Specimen Common Stock Certificate. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Registration Statement on Form
8-A (Registration No. 000-27422)).

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.2	Incentive Stock Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Registration
Statement on Form S-1 (Registration No. 33-80453)).

10.3	Director Option Plan and form of Director Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s
Registration Statement on Form S-1 (Registration No. 33-80453)).

10.4	Employee Stock Purchase Plan and forms of agreements thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Registration
Statement on Form S-1 (Registration No. 33-80453)).

10.5	Form of Exclusive Distribution Agreement, (Incorporated herein by reference to the same- numbered exhibit filed previously with our Registration Statement on Form S-1 (Registration No. 33-80453))

10.6	Form of Exclusive Sales Representative Agreement. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Registration Statement on Form
S-1 (Registration No. 33-80453)).

10.7	Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-
80453)).

10.8	Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers &
Associates, Inc., and amendment thereto. (Incorporated herein by reference to the same-
numbered exhibit filed previously with the Registrant’s Registration Statement on Form S-1
(Registration No. 33-80453)).

10.9	Lease Agreement, dated September 15, 1994, between Registrant and The Arrillaga
Foundation and the Perry Foundation for the Registrant’s facility located at 595 North
Pastoria Avenue, Sunnyvale, California 94086. (Incorporated herein by reference to
Exhibit 10.10 filed previously with the Registrant’s Registration Statement on Form S-1
(Registration No. 33-80453)).

10.10	Employment Letter Agreement, dated July 18, 1995, between the Registrant and
Robert T. Hagan. (Incorporated herein by reference to Exhibit 10.16 filed previously with the
Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.11	Restricted Stock Purchase and Security Agreement, dated August 1, 1995, between the
Registrant and Robert T. Hagan. (Incorporated herein by reference to Exhibit 10.17 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration
No. 33-80453)).

10.12+	Radiation Services Agreement, dated September 13, 1995, between the Registrant and
SteriGenics International. (Incorporated herein by reference to Exhibit 10.19 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.13	Amended and Restated Stockholder Rights Agreement, dated October 16, 1995, between the
Registrant and certain holders of the Registrant’s securities. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant’s Registration Statement on
Form S-1 (Registration No. 33-80453)).

10.14	Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S.
Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant. (Incorporated herein by reference to Exhibit 10.21 filed previously with the Registrant’s Registration Statement on
Form S-1 (Registration No. 33-80453)).

10.15	Amended and Restated Stockholder Rights Agreement, dated October 2, 1998, between the
Registrant and Norwest Bank Minnesota, N.A. (Incorporated herein by reference to Exhibit
10.20 filed previously with the Registrant’s Registration Statement on Form 8-A filed
October 21, 1998 (Registration No. 000-27422)).

10.16	Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and Arthrex,
GmbH. and Amendment dated October 2, 1998. (Incorporated herein by reference to Exhibit
10.20 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.17	Employment Letter Agreement, dated June 20, 1997, between the Registrant and Michael A.
Baker. (Incorporated herein by reference to Exhibit 10.24 filed previously with the
Registrant’s Quarterly Report on Form 10-Q for the period ended June 28, 1997).

10.18+	Exclusive Distributor Agreement, dated August 21, 1997, between the Registrant and
Kobayashi Pharmaceutical Company, Ltd. (Incorporated herein by reference to Exhibit
10.25 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 1997).

10.19+	License Agreement dated February 9, 1998, between the Registrant and Boston Scientific
Corporation. (Incorporated herein by reference to Exhibit 10.26 filed previously with the
Registrant’s Annual Report on Form 10-K for the period ended January 3, 1998).

10.20+	Development and Supply Agreement dated February 9, 1998, between the Registrant and
Boston Scientific Corporation. (Incorporated herein by reference to Exhibit 10.27 filed previously with the Registrant’s Annual Report on Form 10-K for the period ended January
3, 1998).

10.21	Lease Agreement date March 25, 1998 between the Registrant and Aetna Life Insurance
Company for the Registrant’s facility located at 840 Del Rey Avenue, Sunnyvale, California
94086. (Incorporated herein by reference to Exhibit 10.28 filed previously with the
Registrant’s Annual Report on Form 10-K for the period ended January 3, 1998).

10.22+	Term sheet for License and Distribution Agreement between Xomed Surgical Products and the Registrant dated June 25, 1998. (Incorporated herein by reference to Exhibit 10.29 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended
October 3, 1998).

10.23+	License Agreement dated February 9, 1999 between the Registrant and Collagen Aesthetics.
(Incorporated herein by reference to Exhibit 10.27 filed previously with the Registrant’s
Annual Report on Form 10-K for the period ended January 2, 1999).

10.24	Change of Control Agreement between the Registrant and the CEO. (Incorporated herein by reference to Exhibit 10.28 filed previously with the Registrant’s Annual Report on
Form 10-K for the period ended January 2, 1999).

10.25	The Form of “VP Continuity Agreement” between the Registrant and its Vice Presidents.
(Incorporated herein by reference to Exhibit 10.29 filed previously with the Registrant’s
Annual Report on Form 10-K for the period ended January 2, 1999).

10.26	Letter Agreement dated February 9, 1999 between the Registrant and Collagen Aesthetics.
(Incorporated herein by reference to Exhibit 10.30 filed previously with the Registrant’s
Annual Report on Form 10-K/A for the period ended January 2, 1999).

10.27	Employment Letter Agreement, between the Registrant and John R. Tighe dated
January 26,1999. (Incorporated herein by reference to Exhibit 10.30 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.28	Employment Letter Agreement, between the Registrant and Christine Hänni amended
May 19, 1999. (Incorporated herein by reference to Exhibit 10.31 filed previously with the
Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.29	Employment Letter Agreement, between the Registrant and Bruce Prothro amended May 19,
1999. (Incorporated herein by reference to Exhibit 10.32 filed previously with the
Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.30+	Litigation Settlement Agreement, between the Registrant and ETHICON, Inc. dated June 24,
1999 (Incorporated herein by reference to Exhibit 10.33 previously filed with the
Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.31	Relocation Loan Agreement, between the Registrant and John R. Tighe dated 5/1/99.
(Incorporated herein by reference to Exhibit 10.34 previously filed with the Registrant’s
Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.32	Line of Credit Agreement with Silicon Valley Bank dated June 11, 1999 filed herewith.
Incorporated herein by reference to Exhibit 10.35 previously filed with the Registrant’s
Quarterly Report on Form 10-Q for the period ended July 3, 1999.)

10.33+	Amendment to License Agreement between ArthroCare Corporation and Inamed
Corporation dated October 1, 1999. (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant’s Registration Statement on Form S-3. (Registration
No. 333-87187))

10.34	First Amendment to Rights Agreement between the ArthroCare Corporation and Norwest Bank
Minnesota, N.A. (the “Rights Agent”) dated March 10, 2000. (Incorporated herein by reference to Exhibit 99.1 previously file with the Registrant’s Form 8-K filed March 10, 2000.)

10.35	Nonstatuatory Stock Option Plan and form of Stock Option Agreement thereunder.
(Incorporated herein by reference to the same-numbered exhibit filed previously with this the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999.)

10.36	License Agreement between ArthroCare Corporation and Stryker Corporation, dated
June 28, 2000. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Annual Report on Form 10-Q for the period ended July 1,
2000.)

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

24.1	Power of Attorney (see Page 65).

27.1	Financial Data Schedule.

+	Confidential treatment granted.
++	Confidential treatment requested.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
ArthroCare Corporation:

          In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 40 present fairly, in all material respects, the financial position of ArthoCare Corporation and its subsidiaries (the “Company”) at December 31, 2000 and December 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in the accompanying index appearing under Item 14(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2000, the Company changed its method of recognizing revenue from milestone payments and up front license fees.

/s/ PRICEWATERHOUSE COOPERS LLP

San Jose, California
January 24, 2001

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	December 31
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 35,782	$ 47,875
Available-for-sale securities	32,256	22,582
Accounts receivable, net of allowances of $560 in 2000 and $683 in 1999	16,209	13,917
Inventories	13,702	6,960
Deferred tax asset	9,558	—
Prepaid expenses and other current assets	1,679	719

Total current assets	109,186	92,053
Available-for-sale securities	18,776	9,150
Property and equipment, net	9,469	7,366
Related party receivables	1,205	1,205
Deferred tax asset	1,584	—
Other assets	242	265

Total assets	$140,462	$110,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$ 3,985	$ 2,930
Accrued liabilities	1,629	1,234
Accrued compensation	2,860	2,689
Deferred revenue	825	22
Capital lease obligation, current portion	60	60

Total current liabilities	9,359	6,935
Capital lease obligation, less current portion	22	87
Deferred rent	85	134
Deferred revenue	4,651	—

Total liabilities	14,117	7,156

Commitment: (Note 5)
Preferred stock, par value $0.001:
Authorized: 5,000 shares;
Issued and outstanding: none	—	—
Common stock, par value $0.001:
Authorized: 75,000 shares;
Issued and outstanding: 22,216 shares in 2000 and 21,382 shares in 1999	22	21
Additional paid-in capital	137,302	125,190
Notes receivable from stockholders	—	(273)
Accumulated other comprehensive loss	(620)	(151)
Accumulated deficit	(10,359)	(21,904)

Total stockholders’ equity	126,345	102,883

Total liabilities and stockholders’ equity	$140,462	$110,039

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998
Revenues:
Product sales	$64,012	$44,219	$24,624
Royalties, fees and other	3,615	4,857	3,292

Total revenues	67,627	49,076	27,916
Cost of product sales	25,662	19,185	12,368

Gross profit	41,965	29,891	15,548

Operating expenses:
Research and development	7,145	4,929	4,355
Sales and marketing	22,472	15,493	10,495
General and administrative	4,850	4,820	3,775

Total operating expenses	34,467	25,242	18,625

Income (loss) from operations	7,498	4,649	(3,077)
Interest and other income, net	4,903	1,125	937

Income (loss) before income taxes	12,401	5,774	(2,140)
Income tax provision/(benefit)	(3,444)	231	1

Net income (loss) before cumulative effect of a change in accounting principle	15,845	5,543	(2,141)
Cumulative effect on prior years of the application of SAB101 “Revenue Recognition In Financial Statements”	(4,300)	—	—

Net income (loss)	$11,545	$ 5,543	$(2,141)

Net income (loss) per share-basic:
Net income (loss) per share before cumulative effect of a change in accounting principle	$ .72	$ .29	$ (0.12)
Cumulative effect on prior years of the application of SAB 101 “Revenue Recognition in Financial Statements”	(0 .19)	—	—

Basic net income (loss) per share	$ .53	$ .29	$ (0.12)

Shares used in computing basic net income (loss) per common share	21,923	18,920	17,852
Net income (loss) per share-diluted:
Net income (loss) per share before cumulative effect of a change in accounting principle	$ .68	$ .27	$ (0.12)
Cumulative effect on prior years of the application of SAB 101 “Revenue Recognition in Financial Statements”	(0 .18)

Diluted net income (loss) per common share	$ .50	$ .27	$ (0.12)

Shares used in computing diluted income (loss) per common share	23,167	20,474	17,852

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income/(loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income/(loss)
	Shares	Amount
BALANCES, DECEMBER 31, 1997	17,738,992	$ 18	$ 49,144	$ (92)	$ (228)	$ 10	$(25,306)	$ 23,546	$(7,687)

Issuance of common stock through:
Exercise of options	179,854	—	586	—	—	—	—	586
Employee stock purchase plan	27,090	—	162	—	—	—	—	162
Amortization of deferred compensation	—	—	—	—	160	—	—	160
Repayment of notes receivable from stockholder	—	—	—	41	—	—	—	41
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(10)	—	(10)	(10)
Currency translation adjustment	—	—	—	—	—	(39)	—	(39)	(39)
Net loss	—	—	—	—	—	—	(2,141)	(2,141)	(2,141)

BALANCES, DECEMBER 31, 1998	17,945,936	18	49,892	(51)	(68)	(39)	(27,447)	22,305	(2,190)

Issuance of common stock through:
Secondary offering at $56.00 per share net of Issuance costs of $5,165	2,737,000	3	71,468	—	—	—	—	71,471
Exercise of options	671,220	—	3,626	(273)	—	—	—	3,353
Employee stock purchase plan	27,814	—	204	—	—	—	—	204
Amortization of deferred compensation	—	—	—	—	68	—	—	68
Repayment of notes receivable from stockholder	—	—	—	51	—	—	—	51
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(33)	—	(33)	(33)
Currency translation adjustment	—	—	—	—	—	(79)	—	(79)	(79)
Net income	—	—	—	—	—	—	5,543	5,543	5,543

BALANCES, DECEMBER 31, 1999	21,381,970	21	125,190	(273)	—	(151)	(21,904)	102,883	5,431

Issuance of common stock through:
Exercise of options	790,857	1	4,632	—	—	—	—	4,633
Employee stock purchase plan	17,750	—	398	—	—	—	—	398
Employee bonus	6,048	—	163	—	—	—	—	163
Restricted stock expense	19,000	—	428	—	—	—	—	428
Stock compensation	—	—	246	—	—	—	—	246
Income tax benefit resulting from exercise of stock options	—	—	6,245	—	—	—	—	6,245
Repayment of notes receivable from stockholder	—	—	—	273	—	—	—	273
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(160)	—	(160)	(160)
Currency translation adjustment	—	—	—	—	—	(309)	—	(309)	(309)
Net income	—	—	—	—	—	—	11,545	11,545	11,545

BALANCES, DECEMBER 31, 2000	22,215,625	$ 22	$137,302	$—	$ —	$(620)	$(10,359)	$126,345	$11,076

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$ 11,545	$ 5,543	$ (2,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation and amortization	4,136	2,415	958
Provision for doubtful accounts receivable and product returns	(123)	214	(125)
Provision for excess and obsolete inventory	(390)	740	(26)
Loss/(gain) on disposal of property and equipment	—	74	(4)
Non cash deferred stock compensation expense	674	68	160
Income tax benefit relating to employee stock options	6,245	—	—
Deferred rent	(49)	(6)	(17)
Changes in operating assets and liabilities:
Accounts receivable	(2,166)	(8,159)	(3,624)
Inventories	(6,352)	(631)	(5,024)
Deferred tax asset	(11,142)	—	—
Prepaid expenses and other current assets	(960)	319	(838)
Accounts payable	1,055	1,133	829
Accrued liabilities	566	1,133	803
Deferred revenue	5,454	(495)	517
Other assets	23	75	(273)

Net cash provided by (used in) operating activities	8,516	2,423	(8,805)

Cash flows from investing activities:
Purchases of property and equipment	(6,239)	(5,295)	(3,893)
Purchases of available-for-sale securities	(65,148)	(29,084)	(28,059)
Sales or maturities of available-for-sale securities	45,848	2,551	34,511

Net cash provided by (used in) investing activities	(25,539)	(31,828)	2,559

Cash flows from financing activities:
Issuance of notes receivable to related parties	—	(848)	—
Repayment of capital leases	(65)	(64)	(14)
Repayment of notes receivable from related parties	—	93	148
Repayment of notes receivable from stockholder	273	51	41
Proceeds from issuance of common stock net of issuance costs	398	71,675	162
Proceeds from exercise of options to purchase common stock	4,633	3,626	586

Net cash provided by financing activities	5,239	74,533	923

Effect of exchange rate on changes in cash	(309)	(79)	(39)

Net increase (decrease) in cash and cash equivalents	(12,093)	45,049	(5,362)
Cash and cash equivalents, beginning of year	47,875	2,826	8,188

Cash and cash equivalents, end of year	$ 35,782	$ 47,875	$ 2,826

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY:

          ArthroCare Corporation (“we” or “the company”) was incorporated on April 29, 1993. We design, develop, manufacture and market medical devices for use in soft-tissue surgery. Our principal operations commenced in August 1995, at which time we emerged from the development stage.

          We sold 5,060,000 shares of common stock (including 660,000 shares from the exercise of the underwriter’s over-allotment option) at $7.00 per share through an initial public offering in February 1996. Net proceeds (after underwriter’s commissions and fees along with other costs associated with the offering) totaled $31,857,000. Upon completion of the offering, all outstanding shares of preferred stock (a total of 17,356,000 shares) were converted into shares of common stock on a two-for-one basis.

          In October and November 1999, we sold 2,737,000 shares of common stock at $28.00 per share through a secondary offering. The net proceeds from this offering (after underwriter’s commissions and fees along with other costs associated with the offering) totaled $71,471,000.

          We intend to finance operations primarily through cash, cash equivalents and available-for-sale securities, together with future product sales and licensing fees. There can be no assurance that the company will not require additional funding or that such funding will be available on acceptable terms, if at all.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Basis of Presentation.    We maintain a fifty-two/fifty-three week fiscal year cycle ending on a Saturday. To conform our fiscal year ends, we must add a fifty-third week to every fifth or sixth fiscal year. Accordingly, fiscal 2000, 1999 and 1998 were fifty-two week years. For presentation purposes all year end dates in the accompanying consolidated financial statements are shown as December 31.

          Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Principles of Consolidation.    The consolidated financial statements include the accounts of ArthroCare and all of its wholly-owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

          Cash and Cash Equivalents and Available-for-Sale Securities.    We consider all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

          We have classified our investments as “available-for-sale.” Such investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of equity until realized. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to “interest income”. Realized gains and losses, if any, are determined using the specific identification method.

          Inventories.    Our inventories are stated at the lower-of-cost-or-market, with cost determined on a first-in, first-out basis.

          Property and Equipment.    Property and equipment, including equipment under capital leases, is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of three to five years. We place the majority of our controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized over a three-year period to cost of goods sold. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term. Maintenance and repair costs are charged to operations as incurred.

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

          We previously recognized non-refundable license fee and milestone revenue when the fee was received or on completion of certain milestones. During the quarter ended September 30, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101) and changed our method of accounting for license fees and milestones to recognize such revenues over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. The cumulative effect of the change in accounting principle of $4.3 million (or $.19 and $.18 per share basic and diluted, respectively) was reported as a cumulative effect of a change in accounting principle, retroactive to January 2, 2000. Prior period amounts have not been restated in the accompanying statement of operations. Had this change in accounting principle been applied retroactively, the proforma net income, for fiscal year 1999 would have been $4.1 million, or $0.22 per basic share, and $0.20 per diluted share and the proforma net loss for fiscal year 1998 would have been $5.0 million, or ($0.28) per basic share, and ($0.28) per diluted share. The cumulative effect of the change in accounting principle includes license fee revenues and deferred revenues that will be recognized over the lives of the associated agreements.

          Shipping and Handling costs.    In fiscal 2000, we adopted the provisions of Emerging Issues Task Force (EITF) No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” As a result for all periods presented, amounts billed to customers relating to shipping and handling costs have been classified as Royalties, fees and other revenues and related costs are classified as cost of product sales on the accompanying statement of operations.

          Reclassification.    Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported total assets, liabilities, stockholders’ equity or net income (loss).

          Research and Development.    Research and development costs are charged to operations as incurred.

          Stock-based Compensation.    We have adopted the proforma disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”. The proforma disclosures are presented in Note 7. As permitted, we continue to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18. “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.”

          Foreign Currency Translation.    The functional currency of each foreign subsidiary is its local currency. Essentially all foreign assets and liabilities are translated into U.S. dollars at year-end exchange rates, while elements of the income statement are translated at average exchange rates in effect during the year. Foreign currency transaction gains and losses are included in the consolidated statement of operations. Adjustments arising from the translation of net assets located outside the United States (gains and losses) are recorded as a component of shareholders’ equity.

          Concentration of Risks and Uncertainties.    Substantially all of our cash and cash equivalents are maintained at financial institutions in the United States. Deposits at these institutions may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents.

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

          Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the company’s customers and maintains an allowance for potential credit losses when needed but historically has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. See Note 11 for further discussion of export sales.

          Fair Value of Financial Instruments.    The carrying value of our financial instruments approximate fair value.

          Income Taxes.    We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which prescribes the use of the liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

          Computation of Net Income (Loss) per Common Share.    Basic and diluted net income (loss) per common share are computed using the weighted average number of shares of common stock outstanding.
ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The following is a reconciliation of the numerator (net income (loss)) and the denominator (number of shares) used in the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2000	1999	1998
Basic:
Net income before cumulative effect of a change in accounting principle	$15,845	$ 5,543	$ (2,141)
Cumulative effect on prior years of the change in accounting principle	(4,300)	—	—

Net income (loss)	$11,545	$ 5,543	$ (2,141)

Weighted average common shares outstanding	21,923	18,920	17,852

Net income (loss) per share	$ 0.53	$ 0.29	$ (0.12)

Diluted:
Net income before cumulative effect of a change in accounting principle	$15,845	$ 5,543	$ (2,141)
Cumulative effect on prior years of the change in accounting principle	(4,300)	—	—

Net income (loss)	$11,545	$ 5,543	$ (2,141)

Weighted average common shares outstanding	21,923	18,920	17,852
Options to purchase common stock	1,174	1,356	—
Warrants	70	198	—

Total weighted common stock and common stock equivalents	23,167	20,474	17,852

Net income (loss) per share	$ 0.50	$ 0.27	$ (0.12)

Antidilutive securities:
Options to purchase common stock	247	—	2,928
Warrants	—	—	160

	247	—	3,088

          Recent Accounting Pronouncements.    In June 1998, the Financial Accounting Standards Board (FASB) issued SAFS No. 133, “Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we do not engage in hedging activities. We must adopt this standard, as amended, in our first quarter of fiscal year 2001. We do not believe that its adoption will have a material impact on these financial statements.
ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. AVAILABLE-FOR-SALE SECURITIES:

          The following summarizes our available-for-sale securities at December 31, 2000 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest	Fair Market Value
Maturity date less than 1 year:
Commerical paper	$26,737	$120	$ (7)	$ —	$26,850
Corporate notes and bonds	5,371	35	—	—	5,406
Maturity date greater than 1 year:
Corporate securities	5,000	—	(458)	—	4,542
Corporate notes and bonds	14,090	112	—	32	14,234

Total	$51,198	$267	$(465)	$ 32	$51,032

          Realized gains and losses were immaterial for all periods presented. At December 31, 2000, the amortized cost of the investments approximated fair value.
ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    BALANCE SHEET DETAIL:

	December 31,
	2000	1999
	(in thousands)
Inventories:
Raw materials	$ 5,915	$ 2,870
Work-in-process	3,278	1,280
Finished goods	4,509	2,810

	$13,702	$ 6,960

Prepaid expenses and other current assets:
Prepaid supplies	$ 525	$ —
Prepaid marketing fees	488	—
Prepaid insurance	74	132
Prepaid rent	15	15
Other	577	572

	$ 1,679	$ 719

Property and equipment:
Machinery and equipment	$ 1,759	$ 1,621
Tooling and molds	814	603
Computer equipment	2,829	1,833
Controller placements	11,781	6,955
Furniture and fixtures	381	342
Leasehold improvements	432	403

	17,996	11,757
Less accumulated depreciation and amortization	(8,527)	(4,391)

	$ 9,469	$ 7,366

Equipment acquired under capital leases
included in property and equipment above:
Machinery and equipment	$ 109	$ 109
Computer equipment	217	217

	326	326
Less accumulated amortization	(241)	(170)

	$ 85	$ 156

Accrued liabilities:
Accrued professional fees	$ 66	$ 105
Accrued warranty	198	174
Other	1,365	955

	$ 1,629	$ 1,234

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. COMMITMENTS:

          Line of Credit.    In June 1999, we negotiated a $7,000,000 revolving line of credit, which expired in June 2000. Available borrowings under this line of credit were contingent upon and collateralized by certain assets and are subject to financial covenants. Borrowings under the line of credit bear interest at the bank’s prime rate plus one-quarter of one percentage point. We did not borrow against the line.

          Capital Leases.    We have entered into capital lease agreements to lease certain computer and related equipment. At December 31, 2000, the total future minimum payments under capital leases is $86,000 with $4,000 representing interest as follows (in thousands):

2001	$74
2002	12

          Operating Leases.    We lease our facilities and certain equipment under operating leases. The company recognizes rent expense on a straight-line basis over the lease term. At December 31, 2000, total future minimum lease payments are as follows (in thousands):

2001	$645
2002	110

          Rent expense for the years ended fiscal 2000, 1999 and 1998 was $594,000, $595,000, and $437,000, respectively.

6.    SUPPLEMENTAL CASH FLOW DISCLOSURES:

	Year Ended December 31,
	2000	1999	1998
	(in thousands)
Non-cash financing and investing activities:
Additions to property and equipment acquired under capital lease	$ —	$ —	$217
Cash paid during the period for:
Interest	10	23	1
Income taxes	300	93	1

7.    STOCKHOLDERS’ EQUITY:

          Stock Split.    In March 2000, our Board of Directors approved a two-for-one stock split of our common stock, effective for stock- holders of record as of June 19, 2000. Our common stock began trading on a post-split basis on July 5, 2000. All references in the accompanying consolidated financial statements to the number of common shares have been restated to give the effect to the stock split.

          Preferred Stock.    Under our Certificate of Incorporation, we are authorized to issue preferred stock. At December 31, 2000, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding as the previously outstanding preferred stock was converted into common stock in connection with our initial public offering during 1996.

          Stock Option Plans.    In May 1993, we approved the 1993 Stock Plan (1993 Plan) under which the Board of Directors is authorized and directed to enter into stock option agreements with selected individuals. 272,000 shares were authorized at the inception of the 1993 Plan with 500,000, and 2,300,050 additional shares authorized in 1994, and 1995, respectively. In May 1998, and June 2000, our stockholders approved an increases in the number of shares reserved for issuance under the 1993 Plan by an aggregate of 1,500,000 and 800,000, respectively, for a total of 5,372,050. Options granted under the 1993 Plan generally become exercisable over a 48-month period. In August 1999, we granted 38,000 shares of restricted stock in accordance with the terms of the 1993 Plan, which vests every six months over two years. As of December 31, 2000 there were 19,000 shares subject to repurchase.

          Activity under the 1993 Plan is as follows:

	Shares Available For Grant	Outstanding Options
		Number of Shares	Weighted- Average Exercise-Price
BALANCES, December 31, 1997	600,690	2,062,058	$ 4.10
Additional shares authorized	1,500,000	—
Options granted	(1,203,900)	1,203,900	$ 7.59
Options exercised	—	(179,854)	$ 3.26
Options canceled	223,300	(223,300)	$ 4.45

BALANCES, December 31, 1998	1,120,090	2,862,804	$ 5.59

Options granted	(776,900)	776,900	$10.06
Options exercised	—	(594,050)	$ 4.24
Options canceled	172,010	(172,010)	$ 7.02

BALANCES, December 31,1999	515,200	2,873,644	$ 6.90

Additional shares authorized	800,000	—
Options granted	(352,615)	352,615	$21.47
Options exercised	—	(729,496)	$ 5.62
Options canceled	18,103	(18,103)	$ 9.92

BALANCES, December 31, 2000	980,688	2,478,660	$ 9.45

          At the end of 2000, 1999, and 1998, there were 1,228,000, 1,222,000 and 938,000 options, respectively, exercisable under the 1993 Plan.

          In December 1995, we adopted the Director Option Plan (Director Plan) and reserved 200,000 shares of common stock for issuance to directors under this plan. The plan allows for an initial grant and automatic annual grants of options to outside directors of the company. In June 2000, our shareholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 290,000 shares for a total of 490,000. At the end of 2000, 1999 and 1998 outstanding options under the Director Plan were 153,000, 96,000 and 66,000, respectively, with 134,250 options exercisable as of December 31, 2000.

          Nonstatutory Option Plan.    In August 1999, we approved the Nonstatutory Option Plan (1999 Plan). At December 31, 2000 there were 1,282,856 and 249,740 options outstanding, respectively.

          Employee Stock Purchase Plan.    In December 1995, we approved the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under this plan. For fiscal years 2000, 1999 and 1998, 17,750 shares, 27,814 shares and 27,090 shares of common stock were sold under the Employee Stock Purchase Plan, respectively.
ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Warrants.    In January 1998, we issued a warrant to purchase 160,000 shares of common stock at a purchase price of $6.00 per share to certain international employees. The warrant becomes exercisable over a four-year period. In March 1999, we issued warrants to purchase 80,000 shares of our common stock at a purchase price of $7.00 per share to certain international employees. The warrant becomes exercisable over a four-year period. There were 93,334, 153,334 and 160,000 warrants outstanding during each of the fiscal years 2000, 1999, and 1998, respectively, of which 46,667, 10,000 and zero were exercisable at the end of 2000, 1999 and 1998, respectively.

          Stockholders Rights Plan.    In November 1996, our Board of Directors approved a Stockholders Rights Plan declaring a dividend distribution of one Preferred Share Purchase Right for each outstanding share of our Common Stock. This Plan was amended in January 2000. Each right will entitle stockholders to buy one-thousandth of one share of our Series A Participating Preferred Stock at an exercise price of $185.00. This Plan was designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to guard against partial tender offers and other abusive tactics to gain control of the company without paying all stockholders the fair value of their shares, including a “control premium.”

          Stock-Based Compensation.    We have adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and continue to account for options granted to employees under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation cost for the 1993 Plan, the Director Plan, the Non-Statutory Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 2000, 1999, and 1998 consistent with the provisions of SFAS No. 123, the company’s net income (loss) per common share and fully diluted net income (loss) per common share for the years ended December 31, 2000, December 31,1999, and December 31, 1998 would have been as indicated below:

	Year Ended December 31,
	2000	1999	1998
	(in thousands, except per share data)
Net income (loss)—as reported	$11,545	$5,543	$(2,141)
Net income (loss)—pro forma	$ 3,775	$2,768	$(3,650)
Basic net income (loss) per common share as reported	$ 0.53	$ 0.29	$ (0.12)
Basic net income (loss) per common share pro forma	$ 0.17	$ 0.14	$ (0.20)
Net income (loss) per diluted share as reported	$ 0.50	$ 0.27	$ (0.12)
Net income (loss) per diluted share pro forma	$ 0.16	$ 0.13	$ (0.20)

          The fair value of each option grant is estimated on the date of grant using the Black Scholes model with the following weighted average assumptions:

Risk-free interest rate	4.98%—7.13%
Expected life	5 years
Expected dividends	—
Expected volatility	80%
ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The options outstanding and currently exercisable by exercise price for all plans at December 31, 2000 were as follows (in thousands, except per share data and contractual life):

Options Outstanding				Options Currently Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0005—$4.13	566,793	5.92	$ 3.50	453,239	$ 3.53
$ 4.50— 5.94	408,154	6.67	$ 5.39	294,724	$ 5.32
$ 6.88— 7.63	513,926	7.91	$ 7.17	210,073	$ 7.17
$ 8.63— 9.56	406,271	7.79	$ 8.95	189,563	$ 8.97
$ 9.88—16.75	236,770	8.82	$15.05	60,660	$11.60
$17.38	449,991	8.67	$17.38	140,979	$17.38
$17.63—21.41	315,085	9.15	$20.81	50,164	$21.37
$23.00	656,859	9.47	$23.00	79,870	$23.00
$25.36—46.63	360,167	9.29	$38.47	88,111	$39.74
$48.56	500	9.21	$48.56	0	$ 0.00

	3,914,516	8.11	$14.93	1,567,383	$10.17

          Stock compensation expense recognized as a result of stock options granted to employees and common stock issued subject to repurchase provisions was $428,000, $68,000 and $160,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

          Also in connection with our incorporation, we entered into a consulting agreement with a consulting and research firm, which is headed by one of our founders. This consulting and research firm was contracted to perform research related to the development of hand-held instruments used in arthroscopic procedures. Research and development costs incurred on this contract in fiscal 2000, 1999, and 1998 were approximately $68,000, $85,000, and $392,000, respectively.

          In June 1997, we loaned an officer $500,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the officer is terminated by us, or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2000, $500,000 of principal was outstanding on this note.

          In November 1997, we issued a relocation loan of $130,000 to an employee. This loan is collateralized by the employee’s residence and is due and payable upon either the sale or transfer of the property or the termination of the officer’s employment with us and bears no interest. As of December 31, 2000, $130,000 of principal was outstanding on this loan.

          In April 1999, we loaned an officer $225,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the officer is terminated by us or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2000, $225,000 of principal was outstanding on this note.

          In May 1999, we loaned an officer $350,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the officer is terminated by us or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2000, $350,000 of principal was outstanding on this note.

9.    INCOME TAXES:

          The income tax provision (benefit) consisted of the following;

	December 31, 2000	December 31, 1999	December 31, 1998
Current
Federal	$ 691	$204	$ —
State	300	—	1
Foreign	84	27	—

Total current	1,075	231	1
Deferred
Federal	(2,091)	—	—
State	(1,797)	—	—
Foreign	(631)	—	—

Total deferred	(4,519)	—	—

Total income tax benefit	$(3,444)	$231	$ 1

          The income tax provision (benefit) differed from a provision (benefit) computed at the U.S. statutory tax rate as follows:

	December 31, 2000	December 31, 1999	December 31, 1998
Statutory rate tax provision	$ 4,340	$ 1,963	$ (728)
Foreign research and development cost share	3,029	—	—
Differences in foreign tax rates	62	218	—
Foreign sales corporation benefit	(157)	(9)	—
State income taxes	712	327	(252)
Nondeductible expenses	278	134	162
Research and development credits	(809)	(154)	(553)
Change in valuation allowance	(11,232)	(501)	1,690
Stock based compensation	0	(1,897)	(105)
Other	333	150	(213)

Total income tax provision benefit	$ (3,444)	$ 231	$ 1

          In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. At December 31, 2000, we evaluated our net operating losses and other deferred tax assets and liabilities in relation to our recent earnings history and our projected future earnings. As a result of this review, we determined that a valuation allowance was not required and it was reversed which resulted in a deferred tax benefit of $4,897,000.

          At December 31, 2000, we had federal and state net operating loss carryforwards of approximately $10,600,000 and $4,200,000, respectively. The federal net operating loss carryover begins to expire in 2008. The state net operating loss carryover begins to expire in 2001. In addition, we have approximately $1,800,000 and $1,000,000 of federal and state research and development credit carryforwards available to offset future income taxes. These credits begin to expire in the year 2008.

          Under the Internal Revenue Code, certain substantial changes in a company’s ownership could result in an annual limitation on the amount of net operating loss carryfowards and income tax credits which can be utilized in future years to offset future taxable income.

          Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2000	December 31, 1999
Deferred tax assets:
Net operating loss carryforwards	$ 4,705	$ 7,196
Capitalized research and development costs	760	1,018
Research and development credit	2,814	1,424
Allowances and reserves	4,753	942
Research and development cost share and other	(1,890)	—

Deferred tax assets	11,142	10,580
Less: valuation allowance	—	(10,580)

Net deferred tax assets	$11,142	$ —

10.    EMPLOYEE BENEFIT PLAN:

          We maintain a Retirement Savings and Investment Plan (401(k) Plan) which covers substantially all employees. Eligible employees may defer salary (before tax) up to a specified maximum. Management, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. During fiscal year 2000 we matched approximately $75,000 of employee contributions to the 401(k) Plan.

11.    SEGMENT INFORMATION:

          We are organized into six business units on the basis of product markets: Arthroscopy, Spine, ENTec®, Visage®, AngioCare™ and General Surgery. Our reportable segments are Arthroscopy, Visage and Other which includes spinal and neurosurgery, ear nose and throat surgery, cardiology and general surgery. During fiscal year 2000, approximately $56.5 million of our total revenues were attributable to the Arthroscopy business unit, while approximately $4.5 million was related to our Visage business unit and $6.6 million was related to other business units. During fiscal year 1999, approximately $41.7 million of our total revenues were attributable to the Arthroscopy business unit, while approximately $3.3 million was related to our Visage business unit and $3.6 million was related to other business units. During fiscal year 1998, approximately $24.0 million of our total revenues were attributable to the Arthroscopy business unit, while approximately $0.7 million was related to our Visage business unit and $3.2 million was related to other business units.

          Income (loss) from operations, considering only direct costs of each segment, for the Arthroscopy, Visage and Other business segments was $15.6million, $2.0million and ($1.1)million, respectively, during fiscal year 2000. Income (loss) from operations for the Arthroscopy, Visage and other business segments was $9.8 million, $1.5 million and $0.8 million, respectively, during fiscal year 1999. Income (loss) from operations for the Arthroscopy, Visage and other business segments was ($2.4) million, ($0.1) million and ($0.5) million, respectively, during fiscal year 1998. Our reportable segments do not include certain corporate income and expenses, which amounted to ($9.0) million, and ($7.5) million during fiscal 2000 and fiscal 1999, respectively. Export sales were approximately $9.0 million during fiscal 2000, $6.7 million during fiscal 1999 and $2.3 million for fiscal 1998. Revenues attributable to geographic areas are based on the country in which the customer is domiciled. At the end of fiscal 2000, 1999 and 1998 we had approximately $1.2 million, $0.3 million and none respectively, of long-lived international assets.

12.    BUSINESS COLLABORATIONS

          During fiscal 1998, we formed a new business unit, AngioCare™ for the purpose of commercializing our Coblation® technology in the cardiac and interventional cardiology markets. As part of those efforts, in February 1998, we entered into license and distribution agreement under which Boston Scientific Corporation will help to develop, obtain regulatory approval for and market products based upon our Coblation technology for myocardial revascularization procedures. Under the agreement, Boston Scientific Corporation has paid license fees to us based upon achievement of designated milestones and royalties on sales of resulting products. The first nonrefundable license payment of $3.0 million was received during 1998 of which $0.4 million, $0.4 million and $2.6 million was recognized as license revenue during fiscal years 2000, 1999 and 1998, respectively.

          In January 1999, we entered into an exclusive distribution agreement with Inamed Corporation (formerly Collagen Aesthetics, Inc.) to license, market and distribute our Coblation-based products for cosmetic surgical procedures by typically performed cosmetic surgeons, dermatologists and facial plastic surgeons, including some ENT physicians. Under the terms of the agreement, Inamed, is the exclusive worldwide distributor of our cosmetic surgery system. During 2000, 1999 and 1998 we recognized $0.5 million, $2.3 million and $0.3 million, respectively, as license fees and royalty revenues.

          In July 2000, we entered into a license and distribution agreement with Integra NeuroSciences, a subsidiary of Integra Lifesciences Holding Corporation. Under this agreement Integra has become the exclusive sales and distribution partner for our Coblation-based surgical system for neurosurgery in North and South America and certain additional international markets. In addition, we will cooperate on strategic marketing and product development initiatives.

13.    QUARTERLY FINANCIAL INFORMATION (Unaudited):

          The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2000. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments. As discussed in Note 2 we changed our accounting method for revenue recognition in the third quarter of fiscal 2000, effective January 1, 2000. Accordingly, the following proforma unaudited quarterly consolidated financial data for the four quarters of fiscal 1999 have been restated to reflect the impact of the change in accounting method effective January 1, 1999. In addition, as a result of the adoption of EITF 00-10 we have retroactively revised our revenue numbers for all quarters in fiscal 2000 and 1999 to reflect amounts charged to customers for shipping and handling costs.

Fiscal 2000

	Quarter 1(1)(2)	Quarter 2(1)(2)	Quarter 3(3)	Quarter 4
Total revenue	$16,172	$18,717	$15,737	$17,001
Gross profit	9,602	11,995	9,695	10,683
Net income	(1,748)	4,500	7,023	1,770
Basic net income per share	$ (0.08)	$ 0.20	$ 0.32	$ 0.08
Diluted net income per share	$ (0.07)	$ 0.19	$ 0.29	$ 0.08

Fiscal 1999

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenue	$9,772	$12,300	$11,622	$15,382
Gross profit	5,826	7, 915	7,285	8,865
Net income	240	1,301	1,184	2,818
Basic net income per share	$ 0.01	$ 0.07	$ 0.06	$ 0.14
Diluted net income per share	$ 0.01	$ 0.07	$ 0.06	$ 0.12

Proforma total revenue	$9,778	$11,881	$11,078	$14,879
Proforma net income	246	882	640	2,315
Proforma basic net income per share	$ 0.01	$ 0.05	$ 0.03	$ 0.11
Proforma diluted net income per share	$ 0.01	$ 0.05	$ 0.03	$ 0.10

(1)	Net Income for the first quarter of fiscal 2000 includes the cumulative effect of a change in accounting principle of $4.3 million or $0.19 per share.
(2)
Financial date for the first two quarters of fiscal 2000 has been revised to reflect the adoption of SAB 101, which was adopted in the third quarter of fiscal 2000, effective January 1, 2000. Revenue for the first and second quarter has been revised by $(1,794,000) and $215,000 respectively.

(3)	Net income includes a tax benefit of $4.9 million or $0.20 per diluted share, related to the release of the valuation allowance against net deferred tax assets.

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deduction	Balance at End of Period
YEAR ENDED DECEMBER 31, 2000 Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$ 683	$(123)	$ —	$ 560
Allowance for excess and obsolete inventory	1,063	$(390)	—	$ 673

YEAR ENDED DECEMBER 31, 1999 Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$ 469	$214	—	$ 683
Allowance for excess and obsolete inventory	323	740	—	1,063

YEAR ENDED DECEMBER 31, 1998 Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$ 594	$(125)	$ —	$ 469
Allowance for excess and obsolete inventory	349	(26)	—	323

ATHROCARE CORPORATION

Report on Form 10-K for
the year ended December 31, 2000

INDEX TO EXHIBITS*

EXHIBIT NUMBER	EXHIBIT NAME
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (see page 65).
27.1	Financial Data Schedule.

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION
a Delaware Corporation

By:	/s/ MICHAEL A. BAKER
Michael A. Baker
President and Chief Executive Officer
Date: March 30, 2001

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL BAKER Michael Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2001

/s/ CHRISTINE HÄNNI Christine Hänni	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 30, 2001

/s/ HIRA V. THAPLIYAL Hira V. Thapliyal	Director	March 30, 2001

/s/ ANNETTE J. CAMPBELL -WHITE Annette J. Campbell-White	Director	March 30, 2001

/s/ C. RAYMOND LARKIN , JR . C. Raymond Larkin, Jr.	Director	March 30, 2001

/s/ JOHN S. LEWIS John S. Lewis	Director	March 30, 2001

/s/ ROBERT R. MOMSEN Robert R. Momsen	Director	March 30, 2001

ATHROCARE CORPORATION

Report on Form 10-K for
the year ended December 31, 2000

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
24.1	Power of Attorney (see page 65).
27.1	Financial Data Schedule.

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.