Form 10-Q
period 2001-03-31
ARTHROCARE CORP
filed 2001-05-15
CIK 1005010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2001.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 22,252,721.

                           Exhibit index on page 40

                            ARTHROCARE CORPORATION

                                     INDEX

                                                                            Page
                                                                            ----

PART I:  Financial Information

   Item 1.  Financial Statements (unaudited)

      Condensed Consolidated Balance Sheets as of March 31, 2001
      and December 31, 2000                                                    2

      Condensed Consolidated Statements of Operations for the
       three-month periods ended March 31, 2001 and                            3
       March 31, 2000

      Condensed Consolidated Statements of Cash Flows
       for the three-month periods ended March 31, 2001 and March 31,
       2000                                                                    4

       Notes to Condensed Consolidated Financial Statements                  5-9

   Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations                       10-31

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        31


PART II: Other Information

   Item 1.  Legal Proceedings                                                 32
   Item 2.  Changes in Securities and Use of Proceeds                         32
   Item 3.  Defaults upon Senior Securities                                   32
   Item 4.  Submission of Matters to a Vote of Security Holders               32
   Item 5.  Other Information                                                 32
   Item 6.  Exhibits and Reports on Form 8-K                               32-37


SIGNATURES                                                                    38

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                            ARTHROCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                     March 31,              December 31,
                                        ASSETS                          2001                    2000
                                                                     ----------             ------------
                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                         $ 58,148                $ 35,782
     Available-for-sale securities                                       20,764                  32,256
     Accounts receivable, net of allowances                              16,436                  16,209
     Inventories, net                                                    11,629                  13,702
     Deferred tax asset                                                   9,558                   9,558
     Prepaid expenses and other current assets                            1,934                   1,679
                                                                     ----------             -----------
          Total current assets                                          118,469                 109,186

Available-for-sale securities                                             9,175                  18,776
Property and equipment, net                                               9,904                   9,469
Deferred tax asset                                                        1,584                   1,584
Related party receivables                                                 1,205                   1,205
Other assets                                                                 --                     242
                                                                     ----------             -----------
         Total assets                                                $  140,337             $   140,462
                                                                     ==========             ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $    3,489             $     3,985
     Accrued liabilities                                                  1,322                   1,629
     Accrued compensation                                                 2,280                   2,860
     Deferred revenue                                                       825                     825
     Capital lease obligations, current portion                              60                      60
                                                                     ----------             -----------
          Total current liabilities                                       7,976                   9,359

Capital lease obligations, less current portion                               8                      22
Deferred rent                                                                70                      85
Deferred revenue                                                          4,445                   4,651
                                                                     ----------             -----------
          Total liabilities                                              12,499                  14,117
                                                                     ----------             -----------

Contingencies (Note 7)

Stockholders' equity:
    Common stock                                                             22                      22
    Additional paid-in capital                                          138,207                 137,302
    Accumulated other comprehensive loss                                 (2,014)                   (620)
    Accumulated deficit                                                  (8,377)                (10,359)
                                                                     ----------             -----------
          Total stockholders' equity                                    127,838                 126,345
                                                                     ----------             -----------
 Total liabilities and stockholders' equity                          $  140,337             $   140,462
                                                                     ==========             ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            ARTHROCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATION
               (in thousands, except per share data; unaudited)

                                                                                         Three Months Ended
                                                                               -------------------------------------
                                                                                 March 31,               March 31,
                                                                                    2001                   2000
                                                                               --------------          -------------
Revenues:
     Product sales                                                             $       18,097          $      15,691
     Royalties, fees and other                                                            989                    481
                                                                               --------------          -------------
           Total revenues                                                              19,086                 16,172

Cost of product sales                                                                   6,655                  6,570
                                                                               --------------          -------------

     Gross profit                                                                      12,431                  9,602
                                                                               --------------          -------------
Operating expenses:

      Research and development                                                          1,878                  1,757

      Sales and marketing                                                               7,458                  4,896

      General and administrative                                                        1,042                  1,239
                                                                               --------------          -------------

           Total operating expenses                                                    10,378                  7,892
                                                                               --------------          -------------
              Income from operations                                                    2,053                  1,710

Interest and other income, net                                                          1,060                  1,071
                                                                               --------------          -------------

Income before income taxes                                                              3,113                  2,781

Income tax provisions                                                                   1,131                    229
                                                                               --------------          -------------
Net income before cumulative effect of a change in accounting principle                 1,982                  2,552
Cumulative effect on prior years of the application
of SAB 101 "Revenue Recognition In Financial Statements"                                   --                 (4,300)
                                                                               --------------          -------------
Net Income (Loss)                                                              $        1,982          $      (1,748)
                                                                               ==============          =============

Net income per share-basic:

Net income per share before cumulative effect of a change in accounting
principle                                                                      $         0.09          $        0.12

Cumulative effect on prior years of the application of SAB 101 "Revenue
Recognition in Financial Statements"                                                       --                  (0.20)
                                                                               --------------          -------------
Basic net income (loss) per share                                              $         0.09          $       (0.08)
                                                                               ==============          =============

Shares used in computing basic net income (loss) per share                             22,258                 21,836

Net income per share-diluted:
Net income per share before cumulative effect of a change in accounting
principle                                                                      $         0.09          $        0.11

Cumulative effect on prior years of the application of SAB 101 "Revenue
Recognition in Financial Statements"                                                       --                  (0.18)
                                                                               --------------          -------------
Diluted net income (loss) per share                                            $         0.09          $       (0.07)
                                                                               ==============          =============

Shares used in computing diluted net income (loss) per share                           23,285                 23,888

  The accompanying notes are an integral part of these condensed consolidated financial statements

                            ARTHROCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                                                              Three Months Ended
                                                                                        ------------------------------
                                                                                         March 31,         March 31,
                                                                                          2001                2000
                                                                                        ----------         -----------
 Cash flows from operating activities:
      Net income (loss)                                                                 $    1,982         $    (1,748)
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                     1,352                 851
           Amortization of deferred compensation and stock compensation expense                123                 364
           Provision for doubtful accounts receivable and product returns                      296                 (93)
           Provision for excess and obsolete inventory                                        (369)               (636)
           Deferred rent                                                                       (15)                 (4)

           Changes in operating assets and liabilities:
                Accounts receivable                                                         (1,207)             (3,120)
                Inventories                                                                  2,311              (1,162)
                Prepaid expenses and other current assets                                     (324)                 42
                Accounts payable                                                              (803)                203
                Accrued liabilities                                                           (887)                741
                Deferred revenue                                                              (206)              6,094
                Other assets                                                                   242                  --
                                                                                        ----------         -----------
                     Net cash provided by operating activities                               2,495               1,532
                                                                                        ----------         -----------

 Cash flows from investing activities:
      Purchases of property and equipment                                                   (1,787)             (1,460)
      Purchases of available-for-sale securities                                            (9,415)            (22,851)
      Sales or maturities of available-for-sale securities                                  30,506              20,624
                                                                                        ----------         -----------
                     Net cash provided by (used in) investing activities                    19,304              (3,687)
                                                                                        ----------         -----------

 Cash flows from financing activities:
      Issuance of notes receivable to related parties                                           --                  --
      Repayment of capital leases                                                              (14)                (20)
      Repayment of notes receivable from related parties                                        --                 273
      Proceeds from exercise of options to purchase common stock                               781               2,296
                                                                                        ----------         -----------
                     Net cash provided by financing activities                                 767               2,549
                                                                                        ----------         -----------

 Effect of exchange rate changes on cash                                                      (200)                (18)
                                                                                        ----------         -----------

 Net increase in cash and cash equivalents                                                  22,366                 376

 Cash and cash equivalents, beginning of period                                             35,782              47,875
                                                                                        ----------         -----------

 Cash and cash equivalents, end of period                                               $   58,148         $    48,251
                                                                                        ==========         ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                            ARTHROCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation and its subsidiaries ("ArthroCare," "we," "us" or "our") for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2000 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at December 31, 2001 was derived from our audited consolidated financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

         Our fiscal quarter ends fall on the Saturday closest to the last day of the month. For presentation purposes both quarter end dates are shown as March 31.

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

    We previously recognized non-refundable license fee and milestone revenue when the fee was received or on completion of certain milestones. During the quarter ended September 30, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and changed our method of accounting for license fees and milestones to recognize such revenues over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. The cumulative effect of the change in accounting principle of $4.3 million (or $0.20 and $0.18 per share basic and diluted, respectively) was reported as a cumulative effect of a change in accounting principle, retroactive to January 2, 2000. The cumulative effect of the change in accounting principle includes license fee revenues and deferred revenues that will be recognized over the lives of the associated agreements.

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

         The following is a reconciliation of the computation for basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                                         Three Months Ended
                                                                              ------------------------------------------
                                                                                March 31,                   March 31,
                                                                                   2001                        2000
                                                                              ---------------              -------------
Net income before cumulative effect of a change in accounting principle       $         1,982               $      2,552

Cumulative effect on prior years of the application of SAB 101 "Revenue
Recognition in Financial Statements"                                                       --                     (4,300)
                                                                              ---------------              -------------
Net income (loss)                                                             $         1,982              $      (1,748)
                                                                              ===============              =============

Shares calculation:
       Weighted average basic shares Outstanding                                       22,258                     21,836

       Options and warrants                                                             1,027                      2,052
                                                                              ---------------              -------------

Shares used in computing diluted net income (loss) per share                           23,285                     23,888
                                                                              ===============              =============
Net income per share-basic:

Net income per share before cumulative effect of a change in accounting
principle                                                                     $          0.09              $        0.12

Cumulative effect on prior years of the application of SAB 101 "Revenue
Recognition in Financial Statements"                                          $            --              $       (0.20)
                                                                              ---------------              -------------

Basic net income (loss) per share                                             $          0.09              $       (0.08)
                                                                              ===============              =============

Net income per share-diluted:
Net income per share before cumulative effect of a change in accounting
principle                                                                     $          0.09              $        0.11
                                                                              ===============              =============

Cumulative effect on prior years of the application of SAB 101 "Revenue
Recognition in Financial Statements"                                                       --                       0.18
                                                                              ---------------             --------------

Diluted net income (loss) per share                                           $          0.09              $       (0.07)
                                                                              ===============              =============

         Options to purchase 1,342,350 shares of common stock at prices ranging from $19.44-$48.56 per share were outstanding during the three-month period ended March 31 2001, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period. Options to purchase 316,481 shares of common stock at prices ranging from $17.25-$24.25 per share were outstanding during the three-month period ended March 31, 2000, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period .

4.   Taxes:

         Our effective tax rates for the periods ended March 31, 2001 and March 31, 2000 were 36% and 8%, respectively. The increase in the effective tax rate is attributable principally to changes in the valuation allowance for deferred tax assets. Historically we have established deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. These deferred tax assets have been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During the quarter ended September 30, 2000 we decreased the valuation allowance and recognized a tax benefit relating to the above items based on management's belief that it is more likely than not that these deferred tax assets will be realized. During the quarter ended March 31, 2000 our effective tax rate was reduced by the use of the net operating loss carryforwards generated in prior years.

5.    Comprehensive Income:

         Comprehensive income is comprised of net income and other comprehensive income such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income was as follows (in thousands):

                                                    Three Months Ended
                                                -------------------------
                                                  March 31,     March 31,
                                                    2001          2000
                                                ------------    ---------

 Net income (loss)                                $  1,982       $  (1,748)
   Other comprehensive income:

   Change in unrealized gains and
      losses on available-for-sale
      marketable securities                           (208)            (85)

   Foreign currency translation adjustment          (1,186)            (18)
                                                  --------       ---------
          Comprehensive net income (loss)         $    588       $  (1,851)
                                                  ========       =========


6.    Balance Sheet Detail (in thousands):

                                                 March 31,     December 31,
                                                   2001            2000
                                              --------------   ------------

Inventories:
    Raw materials                                 $  4,783       $   5,915
    Work-in-process                                  2,450           3,278
    Finished goods                                   4,396           4,509
                                                  --------       ---------
Total                                             $ 11,629       $  13,702
                                                  ========       =========

7.   Litigation:

     We are currently involved in ongoing litigation. On February 18, 2000, we filed a complaint for declaratory relief in the Superior Court of California, County of Santa Clara against a former independent contractor who alleges that he is owed options under our stock option plan. On July 31, 2000, the defendant filed a counterclaim in the United States District Court, Northern District of California asserting breach of contract and ownership rights in certain of ArthroCare's patents, among other claims and monetary damages. We believe these claims are groundless and plan to vigorously defend against them.

8.   Segment Information:

     We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following:
Arthroscopy, Spinal Surgery (including neurosurgery), ENTec (ear, nose and throat surgery), Visage (cosmetic surgery), AngioCare (cardiology applications) and Other (including general surgery). Product sales for the three-month period ended March 31, 2001 for Arthroscopy, ENTec, and Spinal Surgery were $14.6 million, $1.4 million and $1.2 million, respectively. Product sales for the remaining business units were $0.9 million for the current three-month period. For the prior-year period product sales for Arthroscopy and Visage were $12.9 million and $2.6 million, respectively. Product sales for the remaining business units were $0.2 million in the prior-year period.

     Income (loss) from operations for the three month period ended March 31, 2001, for Arthroscopy, ENTec and Spinal Surgery were $4.3 million, ($0.3) million and ($0.1) million, respectively. Income (loss) for the remaining business units $0.5 million. For the prior-year period income (loss) for Arthroscopy and Visage were $3.8 million and $1.2 million respectively. Income
(loss) for the remaining business units was ($1.0) million for the prior-year period. Our reportable segments do not include certain corporate expenses that amounted to ($2.3) million for the three months ended March 31, 2001 and March 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that ArthroCare Corporation ("ArthroCare" "we," "us," or "our") "believes", "anticipates", "intends", "estimates", "expects" or "plans to", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under "Business" set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2000 and "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS" set forth below.

     We are a medical device company that develops, manufactures and markets products based on our patented Coblation(R) technology. Our products allow surgeons to operate with a high level of precision and accuracy with limited damage to surrounding tissue thereby potentially reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, thermally coagulate, sculpt, cut, aspirate, and suction soft tissue, and to seal small bleeding vessels. Ablation is the disintegration or removal of tissue. Our soft-tissue surgery systems consist of a controller unit and an assortment of sterile, single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

     Coblation technology is applicable across many soft-tissue surgical markets. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, general surgery and various cardiology applications. We have formed the following business units for commercialization of our technology in non-orthopedic markets: ArthroCare Spine(TM), to commercialize our technology in the spinal and neurosurgery markets; Visage(R), to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; ENTec(R) to commercialize our ENT surgery products for use in head and neck surgical procedures and AngioCare(TM), to commercialize our technology in cardiology markets.

     We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. The CE Mark is a requirement to sell our products in most of Western Europe. Our Cosmetic Surgery System has been cleared by the FDA and is CE marked for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have received the CE mark and 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures, including treatments for snoring, turbinates and submucosal channelling procedures. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We have also received the CE mark and 510(k) clearance from the FDA to market products based on Coblation technology for use in general surgery, urology, plastic and reconstructive surgery, and orthopedic surgery.

     We commercially introduced our Arthroscopic Surgery System in December 1995 and have derived a significant portion of our sales from this system. We are marketing and selling our arthroscopic, ENT and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have more than 141 distributors representing more than 680 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. In addition, we have entered into a license agreement under which the SciMed division of Boston Scientific Corporation will develop, obtain regulatory approval for and market products based on Coblation technology for a specific application within the cardiology market. We have entered into a distribution agreement with Integra NeuroSciences, a division of Integra LifeSciences Holding Corporation ("Integra"), for Integra to be our exclusive sales and distribution partner in certain countries for our products in the neurosurgical market.

     We have received 510(k) clearance for use of our technology in several additional fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

Revenues:

     Product sales for the three-month period ended March 31, 2001 were $18.1 million, an increase of $2.4 million, or 15%, from $15.7 million for the prior year period.

The increase in product sales for the current three-month period resulted primarily from the number of unit shipments of disposable devices and an increase in the list price. The higher unit volume of sales resulted primarily from increased demand for newly introduced models of disposable devices and sales of devices in the ENT and spinal surgery markets, and increasing international sales. We attribute increasing disposable device sales to our strategic plan to build market share through continued promotional programs of controller placements, to commercialization of our technology in fields outside of arthroscopy and by continuing to introduce new products designed to address surgical procedures that have traditionally been difficult to perform.

         We cannot assure you that we will be able to continue to market our products due to the effects of physician adoption of new technology, FDA clearance, new business growth or reimbursements issues.

         International product sales for the three-month period ended March 31, 2001 were 9% of total product sales, compared to 10%, of product sales, for the same period of the prior year.

          Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures, in units, represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology and continue to work on new product development efforts specifically for knee applications. We believe that, in our five years of product shipments, we have penetrated 30% to 35% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 50% of our arthroscopy disposable device revenue is being generated by the sale of disposables for use in knee procedures.

         License fees and royalty income was $0.9 million for the three-month period ended March 31, 2001, as compared to $0.5 million for the three-month periods ended March 31, 2000. Effective January 1, we implemented SAB 101, which relates to timing of recognition of certain up-front license fees and milestone payments. The difference in royalties, fees and other revenue in the current three-month period compared to the same period in the prior year is primarily due to the timing of licensing payments and royalties due from our business partners.

         We cannot assure you that our products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that we may continue to receive licensing and royalty revenues from our business partners.

Cost of Product Sales

         Cost of product sales for the three months ended March 31, 2001 was $6.7 million or 37% of product sales, as compared with $6.5 million or 42% of product sales for the three months ended March 31, 2000. The decrease in cost of product sales as a percentage of product sales for the three-month period ended March 31, 2001 as compared to the prior year period is attributable to increased manufacturing efficiency for established product lines, increased production volume and the sale of products at higher average selling prices.

         We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels as new products are introduced. We believe our gross margin will depend upon the mix of disposable device sales versus controller sales and/or placements, the various distribution channels utilized to sell our products in all commercialized fields and to the fluctuation of average selling prices. There can be no assurance that we will be successful in maintaining the mix of disposable devices to controllers or in increasing demand for our disposable devices. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

         Research and development expense was $1.9 million for the three-month period ended March 31, 2001, as compared to $1.8 for the same period of the previous fiscal year. In general, overall spending in research and development for the three-month period increased as we continued to develop new products in our currently commercialized markets, continued our development efforts for potential additional products and continued to maintain and develop our patent position. The increases are mainly attributable to increasing salaries and related compensation expenses, as we continued to increase headcount in order to support our increasing research and development efforts along with increasing prototype and material costs offset by a reduction of reimbursable expenses in conjunction with research and development efforts on behalf of business partners and a reduction of the expenses associated with the non-cash charges incurred by the company for non-employee stock options. We believe continued investment in Coblation technology is essential for us to maintain our competitive position.

         We expect to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate such expenses will not increase significantly as a percentage of product sales.

         Sales and marketing expense increased to $7.5 million, or 41% of product sales during the three-month period ended March 31, 2001, as compared to $4.9 million, or 31%, of product sales, during the same period of the previous fiscal year. The increase in spending for the current three-month period was primarily due to increased staffing and related expenditures due to the hiring of an internal sales force, higher commissions resulting from increased sales as well as increased trade-show and related activities, including travel and promotional materials.

         We anticipate that sales and marketing spending will continue to increase in absolute dollars due to the expansion of our distribution and sales force capabilities to address the ENT and spinal surgery markets, higher commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses and additional investments in the sales, marketing and support staff necessary to market our current products and commercialize future products.

         General and administrative expenses were $1.0 million, or 6% of product sales, during the three-month period ended March 31, 2001, as compared to $1.2 million, or 8%, of product sales during the same period of the previous fiscal year. The decrease in spending for the current three-month period compared to the prior three-month period ended March 31, 2000, is attributable to personnel related expenditures and reporting costs.

         We expect that general and administrative expenses will continue to decrease slightly as a percentage of product sales, but will increase in absolute dollar values due to an increase in additional business development activities.

Interest and Other Income, net

         Interest and other income, net remained flat at $1.1 million for the three-month periods ended March 31, 2001 and March 31, 2000.

Income Tax Provision

         The provision for income taxes was $1.1 million for the three-month period ended March 31, 2001 compared to $229,000 for the three-month period ended March 31, 2000. Our effective tax rates for the periods ended March 31, 2001 and March 31, 2000 were 36% and 8%, respectively. The increase in the effective tax rates is attributable principally to changes in the valuation allowance for deferred tax assets. Historically we have established deferred tax assets arising from federal net operating loss carryforward, and federal tax credit carryforwards as well as from other timing differences. These deferred tax assets have been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During the quarter ended September 30, 2000 we decreased the valuation allowance and recognized a tax benefit effective relating to the above items based on management's belief that it is more likely than not that these deferred tax assets will be realized. During the quarter ended March 31, 2000 our effective tax rate was reduced by the use of net operating loss carryforwards generated in prior years. We believe that our tax effective rate in the near future will be approximately 36%.

Net Income

         Net income of $2.0 million, or $0.08 per diluted share, in the first quarter of 2001 compares with $2.6 million, or $0.07 per diluted share, in the same quarter of the previous year before the cumulative effect of a change in accounting principle. The cumulative effect on prior years of the application of SAB 101 "Revenue Recognition In Financial Statements" was $4.3 million.

         Although we have experienced substantial revenue growth since inception and have been profitable on a quarterly basis since the quarter ended April 3, 1999, due to our short operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

         On March 31, 2001, we had $96.5 million in working capital. The principal sources of liquidity consisted of $78.9 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In addition, we had $9.2 million in long-term available for sales securities.

         Net cash provided by operating activities for the three-month period ended March 31, 2001 was $2.5 million, as compared to $1.5 million for the three-month period ended March 31, 2000. The increase in cash provided by operating activities is primarily due to an increase in depreciation and amortization and a reduction in inventory, partially offset by an increase in accounts receivable, accrued liabilities and a decrease in accounts payable.


         Net cash provided by investing activities for the three months ended March 31, 2001 was $19.3 million compared to ($3.7) million for the three month period ended March 31, 2000. The increase in cash provided by investing activities is primarily due to the timing of the purchasing and sale or maturities of available for sale securities.

         Net accounts receivable increased to $16.4 million as of March 31, 2001 from $16.2 million as of December 31, 2000. The increase in accounts receivable is mainly attributable to the increase in product shipments offset by collections during the quarter.

         Inventories decreased to $11.7 million as of March 31, 2001 from $13.7 million as of December 31, 2000, due to increased sales and the timing of receipt of raw materials pursuant to various purchase agreements. Future inventory levels may grow to support sales volume increases, as a result of our expansion into the markets of spinal surgery, neurosurgery, ear, nose and throat surgery and cosmetic surgery.

         Net property and equipment increased to $9.9 million as of March 31, 2001 from $9.5 million as of December 31, 2000. The increase is primarily attributable to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

         As of March 31, 2001, we had committed to capital expenditures of approximately $0.5 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

     We became a public company in February 1996. Included here are risk factors as updated from our Annual Report on Form 10-K, filed March 30, 2001 for the year ended December 30, 2000. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse effect on our results of operations, business, or financial position.

We Are Dependent Upon Our Arthroscopic System

     We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 85% of our product sales in 2000 and 81% in the first quarter of 2001 we are highly dependent on its sales. We have only recently begun to market our spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, and general surgery products and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market our products successfully.

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

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

     We have developed several applications for our Coblation technology in spinal and neurosurgery, ENT surgery, cosmetic surgery, and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

     We may have to make a significant investment in additional preclinical and clinical testing, regulatory, physician training and sales and marketing activities to further develop and commercialize our spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, general surgery and cardiology product lines. Although we believe that these products offer certain advantages, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

     Development and commercialization of our current and future non-arthroscopic products are subject to the risks of failure inherent in the development of new medical devices. These risks include the following:

     . such products may not be easy to use, will require extensive training or may not be cost-effective;

     .    delays in testing or marketing;

     . unplanned expenditures or in expenditures above those anticipated by us;

     .    such products will not be proven safe or effective;

     .    third parties may develop and market superior or equivalent products;

     . such products may not receive necessary regulatory clearances or approvals;

     . such products may be difficult or uneconomical to manufacture for commercial sale; and

     . proprietary rights of third parties may preclude us and our collaborative partners from marketing such products.

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

     For information regarding the status of our regulatory approvals for our products, see the information under the heading "Government Regulation" in our Form 10-K for the year ended December 30, 2000.

We Have Limited Marketing and Sales Experience

      We currently have limited experience in marketing and selling our products and have only recently established, or are in the process of establishing, our own direct sales force for the spinal surgery, ENT and cosmetic surgery markets. To the extent that we have entered into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery, neurosurgery, ENT surgery and general surgery product lines in the United States through a network of independent distributors supported by regional sales managers and a direct sales force. These distributors sell arthroscopy, spinal surgery, neurosurgery, ENT surgery and general surgery devices for a number of other manufacturers. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our arthroscopic surgery, spinal surgery, neurosurgery, ENT surgery or general surgery product lines, or that these distributors or our direct sales force will be successful in selling our products.

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

We Have Risks Associated with Manufacturing

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

          In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp. and Oratec Interventions, Inc., which market products to remove or shrink tissue. Specifically, Johnson & Johnson and Stryker are currently marketing worldwide bipolar electrosurgical systems for tissue ablation and shrinkage based upon technology licensed by us. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. In addition, Oratec is currently marketing a percutaneous thermal heating product for treating certain types of disc pain. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products, Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including ESC Medical Systems Ltd. Smaller companies, including Somnus Medical Technologies Inc., Elmed Inc. and Ellman International, Inc., also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies, such as Coherent Medical Group, and ESC Medical Systems Ltd., which market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we may compete with companies which use lasers to treat cardiovascular disease. Other approaches to alleviating cardiovascular disease, including drugs or other surgical approaches, are also potentially competitive with our products.

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

We Face Uncertainty Over Reimbursement

          Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery, neurosurgery and ENT surgery procedures performed using devices that have received FDA clearance has generally been available in the United States. Typically, cosmetic surgery procedures are not reimbursed.

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

Our Business Depends on Attracting and Retaining Collaborators and Licensors

      In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. We have entered into a license agreement under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on our Coblation technology for myocardial revascularization procedures. In addition, we have entered into a distribution agreement with Integra Neurosciences to market and sell our Coblation-based products for neurosurgery. See the information under the heading "Collaborative Arrangements" in our Form 10-K for the year ended December 30, 2000 for a discussion of these arrangements.

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

Our Operating Results Will Fluctuate

     We only achieved profitability in 1999 and, as of March 31, 2001, we had an accumulated deficit of $8.4 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

 .    the introduction of new product lines;

 .    increased penetration in existing applications;

 .    product returns;

 .    achievement of research and development milestones;

 .    the amount and timing of receipt and recognition of license fees;

 .    manufacturing or supply disruptions;

 .    timing of expenditures;

 .    absence of a backlog of orders;

 .    receipt of necessary regulatory approvals;

 .    the level of market acceptance for our products;

 .    timing of the receipt of orders and product shipments; and

 .    promotional programs for our products.

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

We May Be Unable to Effectively Protect Our Intellectual Property

     Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, including both multi- electrode and single-electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures.

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

The Market Price of Our Stock May Be Highly Volatile

     Within the last twelve months, ending March 31, 2001, our common stock has traded between a range of $12.06 and $52.31 per share after adjusting for the stock split. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

 .    quarterly fluctuations in results of our operations;

 .    our ability to successfully commercialize our products;

 .    announcements regarding results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by us or our competitors;

 .    developments concerning government regulations, proprietary rights or public concern as to the safety of our technology;

 .    the execution of new collaborative agreements and material changes in our relationships with our business partners;

 .    market reaction to acquisitions and trends in sales, marketing, and research and development;

 .    changes in earnings estimates by analysts;

 .    sales of common stock by existing stockholders; and

 .    economic and political conditions.

     The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in our Form 10-K for the year ended December 30, 2000.

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

We Must Obtain Governmental Clearances Or Approvals Before We Can Sell Our Products; We Must Continue To Comply With Applicable Laws and Regulations.

 United States

      Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. FDA regulations are wide ranging and govern, among other things:

 .    product design and development;

 .    product testing;

 .    product labeling;

 .    product storage;

 .    premarket clearance or approval;

 .    advertising and promotion; and

 .    product sales and distribution.

   Noncompliance with applicable regulatory requirements can result in enforcement action, which may include:

 .    warning letters;

 .    fines, injunctions and civil penalties against us;

 .    recall or seizure of our products;

 .    operating restrictions, partial suspension or total shutdown of our production;

 .    refusing our requests for premarket clearance or approval of new products;

 .    withdrawing product approvals already granted; and

 .    criminal prosecution.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our exposure to market risk for changes in interest rates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and conduct all transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments with original maturities of less than one year.

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

          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         We are currently involved in ongoing litigation. On February 18, 2000, we filed a complaint for declaratory relief in the Superior Court of California, County of Santa Clara against a former independent contractor who alleges that he is owed options under our stock option plan. On July 31, 2000, the defendant has filed a counterclaim in the United States District Court, Northern District of California asserting breach of contract and ownership rights in certain of ArthroCare's patents, among other claims and monetary damages. We believe these claims are groundless and plan to vigorously defend against them.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8 - K

         a)  Exhibits

3. EXHIBITS (in accordance with Item 601 of Regulation S-K).


     3.1 Restated Certificate of Incorporation of ArthroCare Corporation. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form 8-A (Registration No. 000-27422)).

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

   10.5 Form of Exclusive Sales Representative Agreement. (Incorporated herein by reference to the same-numbered Exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

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

  10.16 Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and Arthrex, GmbH and Amendment dated October 2, 1998. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended

               April 3, 1999).

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

 10.28 Employment Letter Agreement, between the Registrant and Christine Hanni amended May 19, 1999. (Incorporated herein by reference to Exhibit 10.31 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period e nded April 3, 1999).

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

 10.31         Relocation Loan Agreement, between the Registrant and John R.
               Tighe dated May 1, 1999. (Incorporated herein by reference to Exhibit 10.34 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period en ded July 3, 1999).

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

 10.36+ License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Annual Report on Form 10-Q for the period ended July 1, 2000.)

+   Confidential treatment granted.


b)   Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ARTHROCARE CORPORATION
                                          a Delaware corporation

Date: May 14, 2001                        /s/ Michael A. Baker
                                          -----------------------------------
                                          Michael A. Baker
                                          President, Chief Executive Officer
                                          and Director
                                          (Principal Executive Officer)



Date: May 14, 2001                        /s/ Christine Hanni
                                          -----------------------------------
                                          Christine Hanni
                                          Vice President of Finance, Chief
                                          Financial Officer and Assistant
                                          Secretary
                                          (Principal Financial Officer and
                                          Accounting Officer)