Form 10-Q
period 2001-06-30
ARTHROCARE CORP
filed 2001-08-14
CIK 1005010

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001.

                                      OR

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No _____
                                       -----

The number of shares outstanding of the registrant's common stock as of July 31, 2001 was 22,537,106.

                           Exhibit index on page 32

                            ARTHROCARE CORPORATION

                                     INDEX

                                                                                   Page
                                                                                   ----
PART 1:  Financial Information

  Item 1. Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of June 30, 2001
       and December 31, 2000                                                         3

     Condensed Consolidated Statements of Operations for the
       three-month and six-month periods ended June 30, 2001 and June 30,
       2000                                                                          4

     Condensed Consolidated Statements of Cash Flows
       for the six-month periods ended June 30, 2001  and  June 30, 2000             5

     Notes to Condensed Consolidated Financial Statements                           6-10

  Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                         11-31

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                31

PART II:  Other Information

  Item 1. Legal Proceedings                                                         32
  Item 2. Changes in Securities and Use of Proceeds                                 32
  Item 3. Defaults upon Senior Securities                                           32
  Item 4. Submission of Matters to a Vote of Security Holders                       32
  Item 5. Other Information                                                         32
  Item 6. Exhibits and Reports on Form 8-K                                         33-37

SIGNATURES                                                                          38

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                            ARTHROCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      June 30,          December 31,
                         ASSETS                                         2001               2001
                                                                  ----------------   -----------------
                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                          $ 53,970           $ 35,782
   Available-for-sale securities                                        23,508             32,256
   Accounts receivable, net of allowances                               17,999             16,209
   Inventories, net                                                     11,457             13,702
   Deferred tax asset                                                    9,558              9,558
   Prepaid expenses and other current assets                             1,974              1,679
                                                                     ---------          ---------
      Total current assets                                             118,466            109,186

Available-for-sale securities                                           12,625             18,776
Property and equipment, net                                             10,367              9,469
Deferred tax asset                                                       1,584              1,584
Related party receivables                                                1,205              1,205
Other assets                                                                --                242
                                                                     ---------          ---------
      Total assets                                                    $144,247           $140,462
                                                                     =========          =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  6,502           $  3,985
   Accrued liabilities                                                   1,641              1,629
   Accrued compensation                                                  2,028              2,860
   Deferred revenue                                                        376                825
   Capital lease obligations, current portion                               30                 60
                                                                     ---------          ---------
      Total current liabilities                                         10,577              9,359

Capital lease obligations, less current portion                             --                 22
Deferred rent                                                               52                 85
Deferred revenue                                                         1,313              4,651
                                                                     ---------          ---------
      Total liabilities                                                 11,942             14,117
                                                                     =========          =========
Contingencies (Note 7)
Stockholders' equity:
   Common stock                                                             22                 22
   Treasury stock                                                       (2,736)                --
   Additional paid-in capital                                          139,832            137,302
   Accumulated other comprehensive income (loss)                           342               (620)
   Accumulated deficit                                                  (5,155)           (10,359)
                                                                     ---------          ---------
      Total stockholders' equity                                       132,305            126,345
                                                                     ---------          ---------
         Total liabilities and stockholders' equity                   $144,247           $140,462
                                                                     =========          =========

                            ARTHROCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              Three Months Ended      Six Months Ended
                                                             ---------------------  ----------------------
                                                             June 30,    June 30,    June 30,    June 30,
                                                               2001        2000        2001        2000
                                                             ---------  ----------  ----------  ----------
Revenues:
     Product sales                                            $19,777     $17,156     $37,874     $32,847
     Royalties, fees and other                                  3,799       1,561       4,788       2,042
                                                              -------     -------     -------     -------
           Total revenues                                      23,576      18,717      42,662      34,889

Cost of product sales                                           7,213       6,722      13,868      13,292
                                                              -------     -------     -------     -------
     Gross profit                                              16,363      11,995      28,794      21,597
                                                              -------     -------     -------     -------
Operating expenses:
      Research and development                                  2,018       1,839       3,896       3,596

      Sales and marketing                                       9,104       5,561      16,562      10,457
      General and administrative                                1,288         961       2,330       2,200
                                                              -------     -------     -------     -------
           Total operating expenses                            12,410       8,361      22,788      16,253
                                                              -------     -------     -------     -------

Income from operations                                          3,953       3,634       6,006       5,344
Interest and other income, net                                  1,082       1,103       2,142       2,174
                                                              -------     -------     -------     -------
Income before income tax provision                              5,035       4,737       8,148       7,518
Income tax provision                                            1,813         237       2,944         466
                                                              -------     -------     -------     -------
Net income before cumulative effect of a change in
 accounting principle                                           3,222       4,500       5,204       7,052
Cumulative effect on prior years of the application
 of SAB 101 "Revenue Recognition In Financial Statements"          --          --          --      (4,300)
                                                              -------     -------     -------     -------
Net Income                                                    $ 3,222     $ 4,500     $ 5,204     $ 2,752
                                                              =======     =======     =======     =======

Net income per share - basic:
Net income per share before cumulative effect of a change
 in accounting principle                                      $  0.14     $  0.20     $  0.23     $  0.32

Cumulative effect on prior years of the application of SAB
 101 "Revenue Recognition in Financial Statements"                 --          --          --       (0.19)
                                                              -------     -------     -------     -------
Basic net income per share                                    $  0.14     $  0.20     $  0.23     $  0.13
                                                              =======     =======     =======     =======
Shares used in computing basic net income per share            22,268      21,960      22,312      21,790

Net income per share - diluted:
Net income per share before cumulative effect of a change     $  0.14     $  0.19     $  0.22     $  0.30
 in accounting principle

Cumulative effect on prior years of the application of SAB
 101 "Revenue Recognition in Financial Statements"                 --          --          --       (0.18)
                                                              -------     -------     -------     -------
Diluted net income per share                                  $  0.14     $  0.19     $  0.22     $  0.12
                                                              =======     =======     =======     =======

Shares used in computing diluted net income per share          23,470      24,166      23,480      23,494

 The accompanying notes are an integral part of these condensed consolidated financial statements

                            ARTHROCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                       Six Months Ended
                                                                               --------------------------------
                                                                                June 30,              June 30,
                                                                                  2001                  2000
                                                                               ---------              ---------
 Cash flows from operating activities:
      Net income                                                               $   5,204              $   2,752
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                           2,705                  1,817
           Amortization of deferred compensation and stock
            compensation expense                                                     257                    500
           Provision for doubtful accounts receivable and product
            returns                                                                  218                    (79)
           Provision for excess and obsolete inventory                               (12)                  (445)
           Deferred rent                                                             (33)                   (23)
           Changes in operating assets and liabilities:
                Accounts receivable                                               (2,704)                (3,120)
                Inventories                                                        2,123                 (5,299)
                Prepaid expenses and other current assets                           (367)                  (159)
                Accounts payable                                                   2,385                    738
                Accrued liabilities                                                 (820)                   730
                Deferred revenue                                                  (3,787)                 5,889
                Other assets                                                         242                     --
                                                                               ---------              ---------
                     Net cash provided by operating activities                     5,411                  3,301
                                                                               ---------              ---------
 Cash flows from investing activities:
      Purchases of property and equipment                                         (3,603)                (2,703)
      Purchases of available-for-sale securities                                  (8,980)               (28,546)
      Sales or maturities of available-for-sale securities                        26,359                 21,924
                                                                               ---------              ---------
                     Net cash  provided by (used in) investing activities         13,776                 (9,325)
                                                                               ---------              ---------

 Cash flows from financing activities:
      Purchase of treasury stock                                                  (2,736)                    --
      Repayment of capital leases                                                    (52)                   (35)
      Repayment of notes receivable from related parties                              --                    273
      Proceeds from exercise of options to purchase common stock                   2,273                  3,612
                                                                               ---------              ---------
                     Net cash provided by (used in) financing activities            (515)                 3,850
                                                                               ---------              ---------

 Effect of exchange rate changes on cash                                            (484)                   (49)
                                                                               ---------              ---------
 Net increase (decrease) in cash and cash equivalents                             18,188                 (2,223)

 Cash and cash equivalents, beginning of period                                   35,782                 47,875
                                                                               ---------              ---------
 Cash and cash equivalents, end of period                                      $  53,970              $  45,652
                                                                               =========              =========

   The accompanying notes are an integral part of the condensed consolidated financial statements

                            ARTHROCARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation and its subsidiaries ("ArthroCare," "we," "us" or "our") for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2000 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at December 31, 2000 was derived from our audited consolidated financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

     Our fiscal quarters end on the Saturday closest to the last day of the month. For presentation purposes both quarter end dates are shown as June 30.

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

   We previously recognized non-refundable license fee and milestone revenue when the fee was received or on completion of certain milestones. During the quarter ended September 30, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and changed our method of accounting for license fees and milestones to recognize such revenues over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. The cumulative effect of the change in accounting principle of $4.3 million (or $0.19 and $0.18 per share basic and diluted, respectively) was reported as a cumulative effect of a change in accounting principle, retroactive to January 2, 2000. The cumulative effect of the change in accounting principle includes license fee revenues and deferred revenues that will be recognized over the lives of the associated agreements.

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

     The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

                                                              Three Months Ended       Six Months Ended
                                                             --------------------    --------------------
                                                             June 30,    June 30,    June 30,    June 30,
                                                               2001        2000        2001        2000
                                                             --------    --------    --------     -------
Net income before cumulative effect of a change in
 accounting principle                                         $ 3,222     $ 4,500     $ 5,204     $ 7,052

Cumulative effect on prior years of the application
 of SAB 101 "Revenue Recognition in Financial
 Statements"                                                       --          --          --      (4,300)
                                                              -------     -------     -------     -------
Net income                                                    $ 3,222     $ 4,500     $ 5,204     $ 2,752
                                                              =======     =======     =======     =======
       Weighted average basic shares outstanding               22,268      21,960      22,312      21,790

       Options and warrants                                     1,202       2,206       1,168       1,704
                                                              -------     -------     -------     -------
Shares used in computing diluted  net income per share         23,470      24,166      23,480      23,494
                                                              =======     =======     =======     =======

Net income per share- basic:
Net income per share before cumulative effect of a
 change in accounting principle                               $  0.14     $  0.20     $  0.23     $  0.32

Cumulative effect on prior years of the application
 of SAB 101 "Revenue Recognition in Financial
 Statements"                                                       --          --          --       (0.19)
                                                              -------     -------     -------     -------
Basic net income per share                                    $  0.14     $  0.20     $  0.23     $  0.13
                                                              =======     =======     =======     =======
Net income per share-diluted:
Net income per share before cumulative effect of a
 change in accounting principle                               $  0.14     $  0.19     $  0.22     $  0.30
                                                              =======     =======     =======     =======
Cumulative effect on prior years of the application
 of SAB 101 "Revenue Recognition in Financial
 Statements"                                                       --          --          --       (0.18)
                                                              -------     -------     -------     -------
Diluted net income per share                                  $  0.14     $  0.19     $  0.22     $  0.12
                                                              =======     =======     =======     =======

     Options to purchase 1,341,257 and 1,188,193 shares of common stock at prices ranging from $19.44-$48.56 per share were outstanding during the three and six-month periods ended June 30, 2001, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period. Options to purchase 78,780 and 193,613 shares of common stock at prices ranging from $23.00-$46.625 per share were outstanding during the three and six-month periods ended June 30, 2000, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period.


4.   Taxes:

     Our effective tax rate for the three and six-month periods ended June 30, 2001 was 36% and for the three and six-month periods ended June 30, 2000 were 5% and 6% respectively. The increase in the effective tax rate is attributable principally to changes in the valuation allowance for deferred tax assets. Historically we have established deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. These deferred tax assets had been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During the quarter ended September 30, 2000 we decreased the valuation allowance and recognized a tax benefit relating to the above items based on management's belief that it is more likely than not that these deferred tax assets will be realized. During the periods ended June 30, 2000 our effective tax rate was reduced by the use of net operating loss carryforwards generated in prior years.


5.   Comprehensive Income:

     Comprehensive income is comprised of net income and other comprehensive income such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income is as follows (in thousands):

                                                     Three Months Ended               Six Months Ended
                                                 --------------------------        -----------------------
                                                   June 30,        June 30,         June 30,      June 30,
                                                     2001            2000             2001         2000
                                                  --------         --------         --------      --------
Net income                                        $  3,222         $  4,500         $  5,204      $  2,752
Other comprehensive income:
     Change in realized gains and losses
         on available-for-sale
         marketable securities                       2,688               83            2,480            (2)
      Foreign currency translation adjustment         (332)             (29)          (1,518)          (47)
                                                  ========         ========         ========      ========
          Comprehensive net income                $  5,578         $  4,554         $  6,166      $  2,703
                                                  ========         ========         ========      ========


6.   Balance Sheet Detail (in thousands):

                             June 30,          December 31,
                               2001              2000
                             --------           --------
Inventories:
    Raw materials            $  4,535           $  5,915
    Work-in-process             2,696              3,278
    Finished goods              4,226              4,509
                             --------           --------
Total                        $ 11,457           $ 13,702
                             ========           ========

7.   Litigation:

     On July 25, 2001, the company filed a lawsuit against Smith & Nephew, Inc. ("the Defendant") in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is, currently infringing three patents issued to the company. Specifically, the Defendants use, import, market and sell an electrosurgical system under the name Dyonics Control RF System which infringes these patents. The company seeks: (1) a judgment that the Defendant has infringed these patents, (2) to permanently enjoin the Defendant from using, importing, marketing and selling the Dyonics Control RF System: and (3) an aware of damages (including attorney's fees) to compensate the company for lost profits and Defendant's use of the company's inventions, the damages to be trebled because of the Defendant's willful infringement.

8.   Segment Information:

     We have organized our marketing and sales effort into business units based on product markets. These business units are comprised of the following:
Arthroscopy, Spinal Surgery, ENTec, Visage, AngioCare, General Surgery and Other. Our reportable segments are Arthroscopy, ENTec Spinal Surgery and Other Product sales for the three and six month periods ended June 30, 2001 for Arthroscopy, ENTec, Spinal Surgery, and Other were $16.2 million, $2.0 million, $1.2 million, $0.4 million and $30.9 million, $3.4 million, $2.4 million, $1.2 million, respectively. Product sales for the three and six month periods ended June 30, 2000 for Arthroscopy, ENTec, Spinal Surgery, and Other were $13.7 million, $1.0 million, $0.8 million, $1.7 million and $26.6 million, $1.2 million, $0.8 million, $4.2 million, respectively.


9.   Treasury Stock:

          In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, subject to certain limitations and conditions. We repurchased 154,000 shares in the quarter ended June 30, 2001 at a cost of $2,731,937. The shares will be used to offset the potentially dilutive effect of employee incentive programs and may be used for other purposes that we deem appropriate.
                                Page 9 0f 38

10.  Recent Accounting Pronouncements:

     In July 2001, The Financial Accounting and Standards Board ("FASB) issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 required that all business combinations initiated after June 30, 2001 be accounted for under a single method-the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no impact on its financial statements.

PART 1. FINANCIAL INFORMATION
================================================================================

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

  We are a medical device company that develops, manufactures and markets products based on our patented Coblation(R) technology. Our products allow surgeons to operate with a high level of precision and accuracy, limiting damage to surrounding tissue. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, sculpt, cut, aspirate, coagulate and suction soft-tissue, and to seal small bleeding vessels. Ablation is the disintegration or removal of tissue. Our soft-tissue surgery systems consist of a controller unit and an assortment of sterile, single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

  Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, general surgery and various cardiology applications. We have formed the following business units for commercialization of our technology in non-orthopedic markets: ArthroCare Spine(TM), to commercialize our technology in the spinal and neurosurgery markets; Visage(R), to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; ENTec(R) to commercialize our ENT surgery products for use in head and neck surgical procedures and AngioCare, to commercialize our technology in cardiology markets.

  We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked. The CE Mark is a requirement to sell our products in most of Western Europe. Our Cosmetic Surgery System has been cleared by the FDA and is CE marked for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have received the CE mark and 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures, including treatments for snoring, turbinates and submucosal channelling procedures. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We have also received the CE mark and 510(k) clearance from the FDA to market products based on Coblation technology for use in general surgery, urology, plastic and reconstructive surgery, and orthopedic surgery.

     We commercially introduced our Arthroscopic Surgery System in December 1995, and have derived a significant portion of our sales from this system. We are marketing and selling our arthroscopic, ENT and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have more than 67 distributors representing more than 415 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. In addition, we have entered into a license agreement under which the SciMed division of Boston Scientific Corporation will develop, obtain regulatory approval for and market products based on Coblation technology for a specific application within the cardiology market. We have entered into a distribution agreement with Integra NeuroSciences, a division of Integra LifeSciences Holding Corporation ("Integra"), for Integra to be our exclusive sales and distribution partner in certain countries for our products in the neurosurgical market.

     We have received 510(k) clearance for use of our technology in several additional fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.


Results of Operations

Revenues:

     Product sales for the three-month and six-month periods ended June 30, 2001 were $19.8 million and $37.9 million, an increase of $2.6 million and $5.0 million, or

15%, from $17.2 and $32.8 million for the prior year periods. The increase in product sales for the current three-month period resulted primarily from the increase in the number of unit shipments of disposable devices and an increase in the list price. The higher unit volume of sales resulted primarily from increased demand for newly introduced models of disposable devices and sales of devices in the ENT and Spinal Surgery markets, and increasing international sales. We attribute increasing disposable device sales to our strategic plan to build market share through continued promotional programs of controller placements, to commercialization of our technology in fields outside of arthroscopy and by continuing to introduce new products designed to address surgical procedures that have traditionally been difficult to perform.

     We cannot assure you that we will be able to continue to market our products due to the effects of physician adoption of new technology, FDA clearance, new business growth or reimbursements.

     International product sales for the three-month and six-month periods ended June 30, 2001 were 22% and 16% of total product sales, compared to 15% and 13%, of product sales, for the same periods of the prior year.

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

  License fees and royalty income were $3.8 and $4.8 million for the three-month and six-month periods ended June 30, 2001, as compared to $1.6 and $2.0 million for the three-month and six-month periods ended June 30, 2000. Effective January 1, 2001 we implemented SAB 101, which relates to timing of recognition of certain up-front license fees and milestone payments. The difference in royalties, fees and other revenue in the current three-month period compared to the same period in the prior year is primarily due to the cancellation of an agreement with our former cosmetic surgery distributor resulting in a recognition of $3.2 million in fees which previously had been deferred.

    We cannot assure you that our products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that we may continue to receive licensing and royalty revenues from our business partners.

Cost of Product Sales

     Cost of product sales for the three-month and six-month periods ended June 30, 2001 were $7.2 million and $13.9 million or 37% of product revenues, as compared with $6.7 and $13.3 million or 39% and 40% of product revenues for the three-month and six-month periods ended June 30, 2000, respectively. The decrease in cost of product sales as a percentage of product sales for the three-month and six-month periods ended June 30, 2001 as compared to the prior year periods is attributable to increased manufacturing efficiency for established product lines, increased production volume and the sale of products at higher average selling prices.

     We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, and fluctuation in manufacturing production levels as new products are introduced. We believe our gross margin will depend upon the mix of disposable device sales versus controller sales and/or placements, the various distribution channels utilized to sell our products in all commercialized fields and the fluctuation of average selling prices. There can be no assurance that we will be successful in maintaining the mix of disposable devices to controllers or in increasing demand for our disposable devices. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.


Operating Expenses

     Research and development expenses were $2.0 and $3.9 million for the three-month and six-month periods ended June 30, 2001, as compared to $1.8 and $3.6 million for the same periods of the previous fiscal year. In general, overall spending in research and development for the three-month and six-month periods increased as we continued to develop new products in our currently commercialized markets, continued our development efforts for potential additional products and continued to maintain and develop our patent position. The increases are mainly attributable to increasing salaries and related compensation expenses, as we continued to increase headcount in order to support our increasing research and development efforts along with increasing prototype and material costs offset by a reduction of reimbursable expenses in conjunction with research and development efforts on behalf of business partners and a reduction of the expenses associated with the non-cash charges incurred by the company for non-employee stock options. We believe continued investment in Coblation technology is essential for us to maintain our competitive position.

     We expect to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate such expenses will not increase significantly as a percentage of product sales.

     Sales and marketing expenses were $9.1 and $16.6 million, or 46% and 44% of product sales, during the three-month and six-month periods ended June 30, 2001, as compared to $5.6 and $10.5 million, or 32%, of product sales, during the same periods of the previous fiscal year. The increase in spending for the current three-month and six-month periods was primarily due to increased staffing and related expenditures due to the hiring of an internal sales force, higher commissions resulting from increased sales as well as increased trade-show and related activities, including travel and promotional materials.

     We anticipate that sales and marketing spending will continue to increase in absolute dollars due to the expansion of our distribution and sales force capabilities to address the ENT and spinal surgery markets, higher commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses and, additional investments in the sales, marketing and support staff necessary to market our current products and commercialize future products.

     General and administrative expenses were $1.3 and $2.3 million, or 7% and 6% of product sales, during the three-month and six-month periods ended June 30, 2001, as compared to $1.0 and $2.2 million, or 6% and 7%, of product sales during the same periods of the previous fiscal year. The spending for the current three-month and six-month periods ended June 30, 2001 is consistent with our expectations.

     We expect general and administrative expenses to decrease slightly as a percentage of product sales but increase in absolute dollar values due to increase business development activities.

Interest and Other Income, net

     Interest and other income, net remained flat at $1.1 and $2.2 million for the three-month and six-month periods ended June 30, 2001 and June 30, 2000.

Income Tax Provision

     The provision for income taxes was $1.8 and $2.9 million for the three-month and six-month periods ended June 30, 2001 compared to $237,000 and $466,000 for the three-month and six-month periods ended June 30, 2000. Our effective tax rate for the three and six-month periods ended June 30, 2001 was 36% and for the three and six-month periods ended June 30, 2000 were 5% and 6% respectively. The increase in the effective tax rate is attributed principally to changes in the valuation allowance for deferred tax assets. Historically, we have established deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. These deferred tax assets had been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During the quarter ended September 30, 2000 we decreased the valuation allowance and recognized a tax benefit relating to the above items based on management's belief that it is more likely than not that these deferred tax assets will be realized. During the quarter and six month period ended June 30, 2000 our effective tax rate was reduced by the use of net operating loss carryforwards generated in prior years. We believe that our tax rate in the near future will be approximately 36%.

Net Income

     Net income of $3.2 and $5.2 million, or $0.14 and $0.22 per diluted share for the three and six-month periods ended June 30, 2001 compares with $4.5 and $7.1 million, or $0.19 and $0.30 per diluted share, in the same periods of the previous year before the cumulative effect of a change in accounting principle. The cumulative effect on prior years of the application of SAB 101 "Revenue Recognition In Financial Statements" was $4.3 million.

     Although we have experienced substantial revenue growth since inception and have been profitable on a quarterly basis since the quarter ended April 3, 1999, due to our short operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

     On June 30, 2001, we had $107.9 million in working capital. The principal sources of liquidity consisted of $77.5 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In addition, we had $12.6 million in long-term available-for-sale securities.

     Net cash provided by operating activities for the six-month period ended June 30, 2001 was $5.4 million, as compared to $3.3 million for the six-month period ended June 30, 2000. The increase in cash provided by operating activities is primarily due to an increase in depreciation and amortization, accounts payable and a reduction in inventory, partially offset by an increase in accounts receivable, and deferred revenue.

     Net accounts receivable increased to $18.0 million as of June 30, 2001 from $16.2 million as of December 31, 2000. The increase in accounts receivable is mainly attributable to the increase in product shipments offset by collections during the quarter.

     Inventories decreased to $11.5 million as of June 30, 2001 from $13.7 million as of December 31, 2000, due to increased sales and the timing of receipts of raw materials pursuant to various purchase commitments. Future inventory levels may grow to support sales volume increases, as a result of our expansion into the markets of spinal surgery, neurosurgery, ear, nose and throat surgery and cosmetic surgery.

     Net cash provided by investing activities for the six-month ended June 30, 2001 was $13.8 million compared to ($9.3) million for the six-month period ended June 30, 2000. The increase in cash provided by investing activities is primarily due to the timing of purchases and sales or maturities of available for sale securities.

    Net property and equipment increased to $10.4 million as of June 30, 2001 from $9.5 million as of December 31, 2000. The increase is primarily attributable to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

     As of June 30, 2001, we had committed to capital expenditures of approximately $400,000. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.


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

We Are Dependent Upon Our Arthroscopic System

  We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 88% of our product sales in 2000 and 82% in the first two quarters of 2001, we are highly dependent on its sales. We have only recently begun to market our spinal surgery, neurosurgery, ENT surgery, cosmetic surgery and general surgery products and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market our products successfully.

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

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

  We have developed several applications for our Coblation technology in spinal and neurosurgery, ENT surgery, cosmetic surgery and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities.
If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

  Development and commercialization of our current and future non-arthroscopic products are subject to the risks of failure inherent in the development of new medical devices. These risks include the following:

  . such products may not be easy to use, may require extensive training or may not be cost-effective;

  .  delays in testing or marketing;

  . unplanned expenditures or expenditures in excess of those anticipated by us;

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

     In arthroscopy, we compete against companies such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp. and Oratec Interventions, Inc., which market products to remove or shrink tissue. Specifically, Johnson & Johnson and Stryker are currently marketing worldwide bipolar electrosurgical systems for tissue ablation and shrinkage based upon technology licensed by us. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. In addition, Oratec is currently marketing a percutaneous thermal heating product for treating certain types of contained herniated discs. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products, Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including ESC Medical Systems Ltd. Smaller companies, including Somnus Medical Technologies Inc., Elmed Inc. and Ellman International, Inc., also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies such as Coherent Medical Group, and ESC Medical Systems Ltd., which market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we may compete with companies that use lasers to treat cardiovascular disease. Other approaches to alleviating cardiovascular disease, including drugs or other surgical approaches, are also potentially competitive with our products.

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

Our Business Depends on Attracting and Retaining Collaborators and Licensors

  In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. We have entered into a license agreement under which Boston Scientific Corporation will help develop, obtain regulatory approval for and market products based on our Coblation technology for myocardial revascularization procedures. In addition, we have entered into a distribution agreement with Integra

Neurosciences to market and sell our Coblation-based products for neurosurgery. See the information under the heading "Collaborative Arrangements" in our From 10-K for the year ended December 30, 2000 for a discussion of these arrangements.

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


Our Operating Results Will Fluctuate

  We only achieved profitability in 1999 and, as of June 30, 2001, we had an accumulated deficit of $5.2 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

The Market Price of Our Stock May Be Highly Volatile

     Within the last 12 months our common stock has traded between a range of $12.06 and $45.25 per share after adjusting for a 2-for-1 stock split of our common stock on July 3, 2000. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

We Must Obtain Governmental Clearances Or Approvals Before We Can Sell Our Products; We Must Continue To Comply With Applicable Laws and Regulations


United States

    Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance by the FDA for each of our products and indications before they can be commercialized. FDA regulations are wide ranging and govern, among other things:

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

 .   withdrawing product approvals already granted; and

 .   criminal prosecution.

    Generally, before we can introduce a new medical device into the United States market, we must obtain FDA clearance of a premarket notification 510 (k) or approval of a premarket approval application, or PMA application. If we can establish that our device is "substantially equivalent" to a "predicate device," i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k). The 510(k) will need to be supported by appropriate data, including, in some cases, clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA.

   We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as the treatment of snoring, hypertrophic turbinates and submucosal tissue shrinkage. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

   If we cannot establish that a proposed device is substantially equivalent to a legally marketed device, we must seek premarket approval through submission of a PMA. A PMA must be supported by extensive data, including, in many instances, preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. If necessary, we will file a PMA for approval to sell our potential products. The PMA process can be expensive, uncertain and lengthy. We cannot assure you that we will be able to obtain PMA approvals on a timely basis, if at all, and delays in receipt or failure to receive approvals, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

We Face Product Liability Risks and May Not Be Able to Obtain Adequate Insurance

     The development, manufacture and sale of medical products involves significant risk of product liability claims. Our current product liability insurance coverage limits are $10.0 million per occurrence and $10.0 million in the aggregate. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may be required to increase our product liability coverage as potential products are successfully commercialized. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all. We have received and settled several product liability claims to date and other claims are pending. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and conduct all transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments.

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

     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On July 25, 2001, the company filed a lawsuit against Smith & Nephew, Inc. ("the Defendant") in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is, currently infringing three patents issued to the company. Specifically, the Defendants use, import, market and sell an electrosurgical system under the name of the Dyonics Control RF System which infringes these patents. The company seeks: (1) a judgment that the Defendant has infringed these patents; (2) to permanently enjoin the Defendant from using, importing, marketing and selling the Dyonics Control RF System; and (3) an award of damages (including attorney's fees) to compensate the company for lost profits and Defendant's use of the company's inventions, the damages to be trebled because of the Defendant's willful infringement.

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of stockholders on May 23, 2001, the following matters were submitted to a vote of the Company's stockholders:

Proposal 1.   Election of Directors.

Nominee                            Votes For           Votes Withheld
-------                            ---------           --------------

Michael A. Baker                  19,768,940                406,093
Annette J. Campbell-White         20,132,294                 42,739
C. Raymond Larkin, Jr.            20,131,394                 43,639
John S. Lewis                     20,132,594                 42,439
Robert R. Mornsen                 20,132,494                 42,539
Hira V. Thapliyal, Ph.D.          20,132,462                 42,571

Proposal 2. Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company's Independent Accountants.

Votes For:     20,138,693     Votes Against:   29,689       Abstain:  6,651


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

   10.16 Exclusive Distributor Agreement, dated April 15, 1997, between the Registrant and Arthrex, GmbH and Amendment dated October 2, 1998. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended

    /         April 3, 1999).

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



   (b)  Reports on Form 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ARTHROCARE CORPORATION
                                    a Delaware corporation


Date: August 13, 2001               /s/ Michael A. Baker
                                    --------------------------------------
                                    Michael A. Baker
                                    President, Chief Executive Officer
                                    and Director
                                    (Principal Executive Officer)


Date: August 13, 2001               /s/ Christine Hanni
                                    --------------------------------------
                                    Christine Hanni
                                    Vice President of Finance, Chief
                                    Financial Officer and Assistant
                                    Secretary
                                    (Principal Financial and Accounting
                                     Officer)