Form 10-Q
period 2001-09-29
ARTHROCARE CORP
filed 2001-11-13
CIK 1005010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 29, 2001.

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

                            595 North Pastoria Avenue
                           Sunnyvale, California 94085
                    (Address of principal executive offices)

                                 (408) 736-0224
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No _____
                                       ---

The number of shares outstanding of the registrant's common stock as of November 7, 2001 was 22,784,246.

                            Exhibit index on page 34

                             ARTHROCARE CORPORATION

                                      INDEX

                                                                                  Page
                                                                                  ----
PART 1:  Financial Information

     Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of  September 30, 2001
          and December 31, 2000                                                     3

          Condensed Consolidated Statements of Operations for the
          three-month and nine-month periods ended September 30, 2001 and
          September 30, 2000                                                        4

          Condensed Consolidated Statements of Cash Flows
          for the nine-month periods ended September 30, 2001 and
          September 30, 2000                                                        5

          Notes to Condensed Consolidated Financial Statements                    6-11

     Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                         12-32

     Item 3. Quantitative and Qualitative Disclosures About Market Risk            32

PART II:  Other Information

     Item 1.  Legal Proceedings                                                    33
     Item 2.  Changes in Securities and Use of Proceeds                            33
     Item 3.  Defaults upon Senior Securities                                      33
     Item 4.  Submission of Matters to a Vote of Security Holders                  34
     Item 5.  Other Information                                                    34
     Item 6.  Exhibits and Reports on Form 8-K                                   34-38

SIGNATURES                                                                         39

Part I.  FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                             ARTHROCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                              September 30,         December 31,
                      ASSETS                                      2001                  2000
                                                             ---------------        ------------
                                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                  $  44,049            $   35,782
    Available-for-sale securities                                 25,816                32,256
    Accounts receivable, net of allowances                        19,956                16,209
    Inventories, net                                              12,828                13,702
    Deferred tax asset                                             9,558                 9,558
    Prepaid expenses and other current assets                      1,715                 1,679
                                                               ---------            ----------
          Total current assets                                   113,922               109,186

Available-for-sale securities                                     12,750                18,776
Property and equipment, net                                       10,416                 9,469
Deferred tax asset                                                 1,584                 1,584
Related party receivables                                          1,205                 1,205
Other assets                                                         290                   242
                                                               ---------            ----------
              Total assets                                     $ 140,167            $  140,462
                                                               =========            ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $  10,064            $    3,985
    Accrued liabilities                                            1,954                 1,629
    Accrued compensation                                           3,596                 2,860
    Deferred revenue                                                  --                   825
    Capital lease obligations current portion                         15                    60
                                                               ---------            ----------
          Total current liabilities                               15,629                 9,359

Capital lease obligations less current portion                        --                    22
Deferred rent                                                         33                    85
Deferred revenue                                                      --                 4,651
                                                               ---------            ----------
          Total liabilities                                       15,662                14,117
                                                               ---------            ----------

Contingencies and commitments (Notes 7 and 10)
Stockholders' equity:
     Common stock                                                     23                    22
     Treasury stock                                              (16,295)                   --
     Additional paid-in capital                                  142,659               137,302
     Accumulated other comprehensive income (loss)                   682                  (620)
     Accumulated deficit                                          (2,564)              (10,359)
                                                               ---------            ----------
          Total stockholders' equity                             124,505               126,345
                                                               ---------            ----------
               Total liabilities and stockholders' equity      $ 140,167            $  140,462
                                                               =========            ==========

                             ARTHROCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended                        Nine Months Ended
                                                  ----------------------------------------    -----------------------------------
                                                     September 30,        September 30,       September 30,      September 30,
                                                         2001                  2000                2001               2000
                                                  --------------------   -----------------    ---------------   -----------------
Revenues:
     Product sales                                $            19,652    $         14,914     $       57,526    $         47,761
     Royalties, fees and other                                  2,287                 823              7,075               2,865
                                                  --------------------   -----------------    ---------------   -----------------
           Total revenues                                      21,939              15,737             64,601              50,626

Cost of product sales                                           7,522               6,042             21,390              19,343
                                                  --------------------   -----------------    ---------------   -----------------
     Gross profit                                              14,417               9,695             43,211              31,283
                                                  --------------------   -----------------    ---------------   -----------------
Operating expenses:
      Research and development                                  1,973               2,016              5,869               5,612
      Sales and marketing                                       9,930               5,605             26,492              16,062
      General and administrative                                1,426               1,334              3,756               3,534
                                                  --------------------   -----------------    ---------------   -----------------
           Total operating expenses                            13,329               8,955             36,117              25,208
                                                  --------------------   -----------------    ---------------   -----------------
Income from operations                                          1,088                 740              7,094               6,075
Interest and other income, net                                  2,961               1,388              5,103               3,562
                                                  --------------------   -----------------    ---------------   -----------------

Income before income tax provision (benefit)                    4,049               2,128             12,197               9,637
Income tax provision (benefit)                                  1,458              (4,895)             4,402              (4,439)
                                                  --------------------   -----------------    ---------------   -----------------
Net income before cumulative effect of a change                 2,591               7,023              7,795              14,076
in accounting principle
Cumulative effect on prior years of the
application of SAB 101 "Revenue Recognition In
Financial Statements"                                              --                  --                 --              (4,300)
                                                  --------------------   -----------------    ---------------   -----------------
Net Income                                        $             2,591               7,023              7,795               9,776
                                                  ====================   =================    ===============   =================

Net income per share - basic:
Net income per share before cumulative effect of
a change in accounting principle                  $              0.12    $           0.32     $         0.35    $           0.64

Cumulative effect on prior years of the
application of SAB 101 "Revenue Recognition in
Financial Statements"                                              --                  --                 --               (0.19)
                                                  --------------------   -----------------    ---------------   -----------------
Basic net income per share                        $              0.12    $           0.32     $         0.35    $           0.45
                                                  ====================   =================    ===============   =================
Shares used in computing basic net income per                  22,477              22,066             22,428              21,882
share

Net income per share - diluted:
Net income per share before cumulative effect of
a change in accounting principle                  $              0.11    $           0.29     $         0.33    $           0.60

Cumulative effect on prior years of the
application of SAB 101 "Revenue Recognition in
Financial Statements"                                              --                  --                 --               (0.18)
                                                  --------------------   -----------------    ---------------   -----------------
Diluted net income per share                                     0.11                0.29               0.33                0.42
                                                  ====================   =================    ===============   =================

Shares used in computing diluted net income per
share                                                          23,860              24,172             23,503              23,440


  The accompanying notes are an integral part of these condensed consolidated financial statements

                             ARTHROCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine-Months Ended
                                                            ----------------------------------------------------------------
                                                                  September 30,                        September 30,
                                                                       2001                                2000
                                                            ---------------------------         ----------------------------


 Cash flows from operating activities:
      Net income                                            $                   7,795           $                    9,776
      Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                                        4,416                                2,907
           Amortization of deferred compensation and stock
           compensation expense                                                   419                                  759
           Provision for doubtful accounts receivable and
           product returns                                                        (47)                                 (14)
           Provision for excess and obsolete inventory                            (12)                                (410)
           Deferred rent                                                          (52)                                 (36)
           Changes in operating assets and liabilities:
                Accounts receivable                                            (3,844)                              (2,777)
                Inventories                                                       864                               (7,295)
                Deferred tax asset                                                 --                               (4,897)
                Prepaid expenses and other current assets                        (101)                              (2,177)
                Accounts payable                                                5,706                                  469
                Accrued liabilities                                             1,061                                1,772
                Deferred revenue                                               (5,476)                               7,857
                                                            ---------------------------         ----------------------------
                     Net cash provided by operating
                         activities                                            10,729                                5,934
                                                            ---------------------------         ----------------------------

 Cash flows from investing activities:

      Purchases of property and equipment                                      (5,362)                              (4,067)
      Purchases of available-for-sale securities                              (18,236)                             (39,044)
      Sales or maturities of available-for-sale securities                     33,271                               32,627
                                                            ---------------------------         ----------------------------
                     Net cash  provided by (used in)
                         investing activities                                   9,673                              (10,484)
                                                            ---------------------------         ----------------------------

 Cash flows from financing activities:

      Purchase of treasury stock                                              (16,295)                                  --
      Repayment of capital leases                                                 (67)                                 (50)
      Repayment of notes receivable from related parties                           --                                  273
      Proceeds from exercise of options to purchase common
stock                                                                           4,938                                4,129
                                                            ---------------------------         ----------------------------
                     Net cash provided by (used in)
financing activities                                                          (11,424)                               4,352
                                                            ---------------------------         ----------------------------

 Effect of exchange rate changes on cash                                         (711)                                (445)
                                                            ---------------------------         ----------------------------

 Net increase (decrease) in cash and cash equivalents                           8,267                                 (643)

 Cash and cash equivalents, beginning of period                                35,782                               47,875
                                                            ---------------------------         ----------------------------
 Cash and cash equivalents, end of period                   $                  44,049           $                   47,232
                                                            ===========================         ============================


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

     Our fiscal quarter ends are on the Saturday closest to the last day of the month. For presentation purposes both quarter end dates are shown as September 30.

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

     We previously recognized non-refundable license fee and milestone revenue when the fee was received or on completion of certain milestones. During the quarter ended September 30, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and changed our method of accounting for license fees and milestones to recognize such revenues over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. The cumulative effect of the change in accounting principle of $4.3 million (or $0.19 and $0.18 per share basic and diluted, respectively) was reported as a cumulative effect of a change in accounting principle, retroactive to January 2, 2000. The cumulative effect of the change in accounting principle includes license fee revenues and deferred revenues that were recognized over the lives of the associated agreements.

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

     The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

                                                        Three Months Ended                          Nine Months Ended
                                             -----------------------------------------   --------------------------------------
                                                September 30,         September 30,         September 30,        September 30,
                                                    2001                  2000                  2001                 2000
                                             -------------------    ------------------   -----------------     ----------------
Net income before cumulative effect of a
change in accounting principle               $             2,591    $           7,023    $           7,795     $         14,076

Cumulative effect on prior years of the
application of SAB 101 "Revenue Recognition
in Financial Statements"                                      --                   --                   --               (4,300)
                                             -------------------    -----------------    -----------------     ----------------
Net income
                                             $             2,591    $           7,023    $           7,795     $          9,776
                                             ===================    =================    =================     ================

   Weighted average basic shares oustanding               22,477               22,066               22,428               21,882

   Options and warrants                                    1,383                2,106                1,075                1,558
                                             -------------------    -----------------    -----------------     ----------------
Shares used in computing diluted  net
income per share                                          23,860               24,172               23,503               23,440
                                             ===================    =================    =================     ================

Net income  per share- basic:
Net income per share before cumulative
effect of a change in accounting principle   $              0.12    $            0.32    $            0.35     $           0.64

Cumulative effect on prior years of the
application of SAB 101 "Revenue Recognition
in Financial Statements"                                      --                   --                   --                (0.19)
                                             -------------------    -----------------    -----------------     ----------------

Basic net income per share                   $              0.12    $            0.32    $            0.35     $           0.45
                                             ===================    =================    =================     ================

Net income per share-diluted:
Net income per share before cumulative
effect of a change in accounting principle   $              0.11    $            0.29    $            0.33     $           0.60
                                             ===================    =================    =================     ================

Cumulative effect on prior years of the
application of SAB 101 "Revenue Recognition
in Financial Statements"                                      --                   --                   --                (0.18)
                                             -------------------    -----------------    -----------------     ----------------

Diluted net income per share                 $              0.11    $            0.29    $            0.33     $           0.42
                                             ===================    =================    =================     ================

     Options to purchase 1,857,250 shares of common stock at prices ranging from $22.60-$48.5625 per share were outstanding during the three and nine-month periods ended September 30, 2001, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period. Options to purchase 337,383 and 215,974 shares of common stock at prices ranging from $17.37-$46.625 per share were outstanding during the three and nine-month periods ended September 30, 2000, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common stock during the period.

4.  Taxes:

     Our effective tax rate for the three and nine-month periods ended September 30, 2001 was 36%. Historically we have established deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. These deferred tax assets had been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During the quarter ended September 30, 2000 we decreased the valuation allowance and recognized a tax benefit of $4.9 million relating to the above items based on management's belief that it is more likely than not that these deferred tax assets will be realized.

5.  Comprehensive Income:

     Comprehensive income is comprised of net income and other comprehensive income such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income is as follows (in thousands):

                                                           Three Months Ended                    Nine-Months Ended
                                                    ----------------------------------    ---------------------------------
                                                      September 30,      September 30,      September 30,     September 30,
                                                          2001               2000               2001              2000
                                                    --------------    ----------------    --------------   ----------------
Net income                                          $        2,591    $          7,023    $        7,795   $          9,776
Other comprehensive income:
     Change in realized gains and losses
      on available-for-sale                                     88              (1,427)            2,568             (1,429)
      marketable securities
     Foreign currency translation adjustment                   252                (396)           (1,266)              (443)
                                                    --------------    ----------------    --------------   ----------------
          Comprehensive net income                  $        2,931    $          5,200    $        9,097   $          7,904
                                                    ==============    ================    ==============   ================

6.        Balance Sheet Detail (in thousands):

                               September 30,      December 31,
                                  2001              2000
                              --------------   ---------------
Inventories:
    Raw materials             $        5,272   $         5,915
    Work-in-process                    2,952             3,278
    Finished goods                     4,604             4,509
                              --------------   ---------------
Total                         $       12,828   $        13,702
                              ==============   ===============


7.     Litigation:

         On July 25, 2001, Arthrocare filed a lawsuit against Smith & Nephew, Inc. ("the Defendant") in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to Arthrocare. Specifically, the Defendants use, import, market and sell an electrosurgical system under the name Dyonics Control RF System which infringes these patents. Arthrocare seeks: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control RF System; and (3) an award of damages (including attorneys' fees) to compensate us for lost profits and Defendant's use of our inventions, with the damages to be trebled because of the Defendant's willful infringement.

         In conjunction with a medical malpractice suit against a physican, a product liability suit was brought against us in the Superior Court of Arizona, county of Yavapai on August 24, 2001. The lawsuit alleges that a patient, D. Earl, suffered internal and external injury to the patient's knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient.

         On August 29, 2001, Inamed Corporation filed a demand for arbitration in Santa Clara County, California. The demand alleges that Arthrocare wrongfully terminated our License and Distribution Agreement with Inamed and seeks damages for breach of contract including the repayment of licensing fees. On October 10, 2001, Arthrocare filed an Answering Statement and Counterclaim seeking damages for Inamed's breach of contract.

8.     Segment Information:

         We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following:
Arthroscopy, Spinal Surgery, ENTec, Visage, AngioCare and General Surgery. Our reportable segments are Arthroscopy, ENTec, Spinal Surgery and other. Product sales for the three and nine-month periods ended September 30, 2001 for Arthroscopy, ENTec, Spinal Surgery, and other were $16.4 million, $1.7 million, $1.2 million, $0.4 million and $47.3 million, $5.1 million, $3.6 million, $1.5 million, respectively. Product sales for the three and nine-month periods ended September 30, 2000 for Arthroscopy, ENTec, Spinal Surgery, and other were $12.9 million, $0.8 million, $0.8 million, $0.4 million and $39.5 million, $2.0 million, $1.6 million, $4.7 million, respectively.

9.    Treasury Stock:

         In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, subject to certain limitations and conditions. We repurchased 154,000 shares in the quarter ended June 30, 2001 at a cost of $2.7 million and 647,000 shares in the quarter ended September 30, 2001 at a cost of $13.6 million. The shares will be used to offset the potentially dilutive effect of employee incentive programs and may be used for other purposes that we deem appropriate.

10.   Operating Lease Commitments:

         During the three-month period ended September 30, 2001, we entered into new operating leases for facilities including a new headquarters building in Sunnyvale, California and a manufacturing facility in Costa Rica. Our total future minimum lease payments under all operating leases are as follows (in thousands):

2002                                             $1,591
2003                                              1,553
2004                                              1,602
2005                                              1,653
2006                                              1,706
Thereafter                                          651
                                            -----------
                                                 $8,756
                                            ===========


11.   Recent Accounting Pronouncements:

         In July 2001, The Financial Accounting and Standards Board ("FASB) issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 required that all business combinations initiated after September 30, 2001 be accounted for under a single method-the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no impact on its financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

PART 1. FINANCIAL INFORMATION

===============================================================================

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

     Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, general surgery, urology, gynecology and various cardiology applications. We have formed the following business units for commercialization of our technology in non-orthopedic markets: ArthroCare Spine(TM), to commercialize our technology in the spinal and neurosurgery markets; Visage(R), to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; ENTec(R) to commercialize our ENT surgery products for use in head and neck surgical procedures; and Arthrocare-ENDO(TM) to commercialize our products for urology and open end laparascopic approaches to gynecology and general surgery; and AngioCare(TM), to commercialize our technology in various cardiology applications.

     We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked. The CE Mark is a requirement to sell our products in most of Western Europe. Our Cosmetic Surgery System has been cleared by the FDA and is CE marked for general dermatologic procedures and skin resurfacing for wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have received the CE mark and 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, tonsillectomy and adenoidectomy, oral and sinus surgery procedures, including treatments for snoring, turbinates and submucosal channelling procedures. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery, percutaneous disc decompression and neurosurgery. We also have the CE mark and 510(k) clearance from the FDA to market products based on Coblation technology for use in general surgery, urology, plastic and reconstructive surgery, and orthopedic surgery.

     We commercially introduced our Arthroscopic Surgery System in December 1995, and have derived a significant portion of our sales from this system. We are marketing and selling our arthroscopic, ENT, spinal surgery, cosmetic surgery and general surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have more than 67 distributors representing more than 415 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. We have entered into a distribution agreement with Integra NeuroSciences, a division of Integra LifeSciences Holding Corporation ("Integra"), for Integra to be our exclusive sales and distribution partner in certain countries for our products in the neurosurgical market.

     We have received 510(k) clearance for use of our technology in several additional fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

Revenues:

     Product sales for the three-month and nine-month periods ended September 30, 2001 were $19.7 million and $57.5 million, an increase of $4.7 million and $9.8 million, or 32% and 20%, respectively, from the prior year periods. The increase in product sales for the current three-month period resulted primarily from the increase in the number of unit shipments of disposable devices. The higher unit volume of sales resulted primarily from increased demand for newly introduced models of disposable devices and sales of devices in the ENT and Spinal Surgery markets and increased international sales. We attribute increasing disposable device sales to our strategic plan to build market share through continued promotional programs of controller placements, to commercialization of our technology in fields outside of arthroscopy and by continuing to introduce new products designed to address surgical procedures that have traditionally been difficult to perform.


     International product sales for the three- and nin-month periods ended September 30, 2001 were 22% and 18% of product sales respectively, compared to 20% and 15% respectively, of product sales, for the same periods of the prior year.

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

     Royalties, fees and other were $2.3 and $7.1 million for the three-month and nine-month periods ended September 30, 2001, respectively, as compared to $0.8 and $2.9 million respectively, for the three-month and nine-month periods ended September 30, 2000. Effective January 1, 2000, we implemented SAB 101, which relates to timing of recognition of certain up-front license fees and milestone payments. Royalty, fees and other revenue in the current three-and nine-month period compared to the same periods in the prior year increased primarily due to the cancellation of agreements with former distribution partners resulting in a recognition of $1.7 million and $3.5 million, respectively, in fees which previously had been deferred.

     We cannot assure you that our products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that we may continue to receive licensing and royalty revenues from business partners.

Cost of Product Sales

         Cost of product sales for the three- and nine-month periods ended September 30, 2001 were $7.5 million and $21.4 million, or 38% and 37%, respectively, of product revenues, as compared with $6.0 million and $19.3, million or 41%, of product sales for the three- and nine-month periods ended September 30, 2000, respectively. The decrease in cost of product sales as a percentage of product sales for the three- and nine-month periods ended September 30, 2001 as compared to the prior year periods is attributable to increased manufacturing efficiency for established product lines, increased production volume and the sale of products at higher average selling prices.

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

Operating Expenses

     Research and development expenses were $2.0 and $5.9 million respectively, for the three- and nine-month periods ended September 30, 2001, as compared to $2.0 and $5.6 million respectively, for the same periods of the previous fiscal year. In general, overall spending in research and development for the three- and nine-month periods remained flat even as we continued to develop new products in our currently commercialized markets, continued our development efforts for potential additional products and continued to maintain and develop our patent position. Increases for the nine-month period are mainly attributable to increasing salaries and related compensation expenses, as we continued to increase headcount in order to support our increasing research and development efforts along with increasing prototype and material costs offset by a reduction of reimbursable expenses in conjunction with research and development efforts on behalf of business partners and a reduction of the expenses associated with the non-cash charges incurred by the company for non-employee stock options. We believe continued investment in Coblation technology is essential for us to maintain our competitive position.

     We expect to moderately increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate such expenses will not increase significantly as a percentage of product sales.

     Sales and marketing expenses were $9.9 and $26.5 million, or 51% and 46% of product sales, during the three- and nine-month periods ended September 30, 2001 respectively, as compared to $5.6 and $16.1 million, or 38% and 34%, respectively, of product sales, during the same periods of the previous fiscal year. The increase in spending for the current three- and nine-month periods was primarily due to increased staffing and related expenditures due to the hiring of an internal sales force and cancellation of certain distributors, higher commissions resulting from increased sales as well as increased trade-show and related activities, including travel and promotional materials.

     We anticipate that sales and marketing spending may continue to increase slightly in absolute dollars due to the expansion of our distribution and sales force capabilities to address the ENT and spinal surgery markets, higher commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses and, additional investments in the sales, marketing and support staff necessary to market our current products and commercialize future products. We anticipate that sales and marketing spending will decrease as a percentage of product sales.

     General and administrative expenses were $1.4 and $3.8 million, or 7% of product sales, during the three- and nine-month periods ended September 30, 2001, respectively, as compared to $1.3 and $3.5 million, or 9% and 7%, respectively, of product sales during the same periods of the previous fiscal year.

     We expect general and administrative expenses to decrease slightly as a percentage of product sales but increase in absolute dollar values due to increased business development activities and continued costs associated with patent infringement actions.

Interest and Other Income, net

     Interest and other income, net increased to $3.0 and $5.1 million for the three- and nine-month periods ended September 30, 2001, respectively, compared to $1.4 million and $3.6 million during the same periods of the previous year. Included in the three month period ended September 30, 2001 was a $2.1 million gain on the sale of an investment.

Income Tax Provision

     The provision for income taxes was $1.5 and $4.4 million for the three-month and nine-month periods ended September 30, 2001, respectively, compared to a benefit of $4.9 million and $4.4 million for the three- and nine-month periods ended September 30, 2000, respectively. Our effective tax rate for the three and nine-month periods ended September 30, 2001 was 36%. Historically, we have established deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. These deferred tax assets had been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During the quarter ended September 30, 2000 we decreased the valuation allowance and recognized a tax benefit relating to the above items based on management's belief that it is more likely than not that these deferred tax assets will be realized. We believe that our tax rate in the near future will be approximately 36%.

Net Income

         Net income of $2.6 and $7.8 million, or $0.11 and $0.33 respectively, per diluted share for the three and nine-month periods ended September 30, 2001 compares with $7.0 and $14.1 million respectively, or $0.29 and $0.60 per diluted share, in the same periods of the previous year before the cumulative effect of a change in accounting principle. The cumulative effect on prior years of the application of SAB 101 "Revenue Recognition In Financial Statements" was $4.3 million.

         Although we have experienced substantial revenue growth since inception and have been profitable on a quarterly basis since the quarter ended April 3, 1999, due to our short operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

         On September 30, 2001, we had $98.3 million in working capital. The principal sources of liquidity consisted of $69.9 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In addition, we had $12.8 million in long-term available-for-sale securities.

         Net cash provided by operating activities for the nine-month period ended September 30, 2001 was $10.7 million, as compared to $5.9 million for the nine-month period ended September 30, 2000. The increase in cash provided by operating activities is primarily due to an increase in depreciation and amortization, accounts payable and a reduction in inventory, partially offset by an increase in accounts receivable, and a decrease in deferred revenue.

         Net accounts receivable increased to $20.0 million as of September 30, 2001 from $16.2 million as of December 31, 2000. The increase in accounts receivable is mainly attributable to the increase in product shipments and the timing of collections during the quarter.

         Inventories decreased to $12.8 million as of September 30, 2001 from $13.7 million as of December 31, 2000, due to increased sales and the timing of receipts of raw materials pursuant to various purchase commitments. Future inventory levels may grow to support sales volume increases, as a result of our expansion into the markets of spinal surgery, neurosurgery, ear, nose and throat surgery, cosmetic surgery and general surgery.

         Net cash flows provided by investing activities for the nine-month period ended September 30, 2001 were $9.7 million compared to $(10.5) million for the nine-month period ended September 30, 2000. The increase in cash provided by investing activities is primarily due to the timing of purchases and sales or maturities of available for sale securities.

         Net cash flows from financing activities for the nine-month period ended September 30, 2001 were ($11.4) million compared to $4.4 million for the nine-month period ended September 30, 2000. The decrease in cash from financing activities is primarily due to the repurchase of treasury shares.

         Net property and equipment increased to $10.4 million as of September 30, 2001 from $9.5 million as of December 31, 2000. The increase is primarily attributable to the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

         As of September 30, 2001, we had committed to capital expenditures of approximately $400,000. In addition, the company anticipates spending approximately $2.5 million for lease hold improvements and capital purchases for its new facilities. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, The Financial Accounting and Standards Board ("FASB) issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 required that all business combinations initiated after September 30, 2001 be accounted for under a single method-the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. The amortization of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective forfiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 in the first quarter of fiscal year 2002. The Company believes that the adoption of these standards will have no impact on its financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company believes that SFAS 144 will not have a material impact on the financial position or results of operations of the Company.

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

We Are Dependent Upon Our Arthroscopic System

     We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 88% of our product sales in 2000 and 82% in the first three quarters of 2001, we are highly dependent on its sales. We have only recently begun to market our spinal surgery, neurosurgery, ENT surgery, cosmetic surgery and general surgery products, and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market our products successfully.

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

     Development and commercialization of our current and future non-arthroscopic products are subject to the risks of failure inherent in the development of new medical devices. These risks include the following:

     . such products may not be easy to use, require extensive training or may not be cost-effective;

     .    delays in testing or marketing may occur;

     . unplanned expenditures or expenditures in excess of those anticipated by us may be required;

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

Our Operating Results Will Fluctuate

     We only achieved profitability in 1999 and, as of September 30, 2001, we had an accumulated deficit of $2.6 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

     Defending and prosecuting intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are costly and time-consuming. Further litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. As described in Note 7 to the Financial Statements and Part II, Item 1 "Legal Proceedings", we have filed a patent infringement lawsuit against Smith & Nephew, Inc. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which we are or may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. We cannot assure you that we can obtain the necessary licenses on satisfactory terms, if at all.

The Market Price of Our Stock May Be Highly Volatile

     Within the last 12 months our common stock has traded between a range of $12.06 and $32.60 per share after adjusting for a 2-for-1 stock split of our common stock on July 3, 2000. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System for spinal surgery, nucleoplasty and neurosurgery. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as the treatment of snoring, tonsillectomy, adenoidectomy, hypertrophic turbinates and submucosal tissue shrinkage. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

     If we cannot establish that a proposed device is substantially equivalent to a legally marketed device, we must submit and IDE to support a 510(k) or seek premarket approval through submission of a PMA depending on the classification of the product. A PMA must be supported by extensive data, including, in many instances, preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. If necessary, we will file a PMA for approval to sell our potential products. The PMA process can be expensive, uncertain and lengthy. We cannot assure you that we will be able to obtain PMA approvals on a timely basis, if at all, and delays in receipt or failure to receive approvals, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

International

     International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, Middle East, South America, Korea and Israel; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Taiwan, Korea and South America; to market our spinal surgery products in Europe, Canada, Japan, Mexico, Middle East, Taiwan, Australia and Korea; general surgery products in Europe, Canada, Middle East, Korea and Taiwan; neurosurgery and urology products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

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

We Face Product Liability Risks and May Not Be Able to Obtain Adequate Insurance

         The development, manufacture and sale of medical products involves significant risk of product liability claims. Our current product liability insurance coverage limits are $10.0 million per occurrence and $10.0 million in the aggregate. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may be required to increase our product liability coverage as potential products are successfully commercialized. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all. As described in Note 7 to the Financial Statements and Part II, Item 1 "Legal Proceedings", a product liability suit has been filed against us, involving one of our authroscopy products. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          On July 25, 2001, AnthroCare filed a lawsuit against Smith & Nephew, Inc. ("the Defendant") in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to AnthroCare. Specifically, the Defendants use, import, market and sell an electrosurgical system under the name Dyonics Control RF System which infringes these patents. AnthroCare seeks: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control RF System; and (3) an award of damages (including attorneys' fees) to compensate us for lost profits and Defendant's use of our inventions, with the damages to be trebled because of the Defendant's willful infringement.

          In conjunction with a medical malpractice suit against a physician, a product liability suit was brought against us in the Superior Court of Arizona, county of Yavapai on August 24, 2001. The lawsuit alleges that a patient, D. Earl suffered internal and external injury to the patient's knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient.

          On August 29, 2001, Inamed Corporation filed a demand for arbitration in Santa Clara County, California. The demand alleges that the Company wrongfully terminated our License and Distribution Agreement with Inamed and seeks damages for breach of contract including the repayments of licensing fees. On October 10, 2001, AnthroCare filed an Answering Statement and Counterclaim seeking damages for Inamed's breach of contract.

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

10.37 Employment agreement between ArthroCare Corporartion and Michael Baker, CEO, dated September 25, 2001.


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

                                     ARTHROCARE CORPORATION
                                     a Delaware corporation

Date: November 13, 2001              /s/ Michael A. Baker
                                     -------------------------------------------
                                     Michael A. Baker
                                     President, Chief Executive Officer
                                     and Director
                                     (Principal Executive Officer)



Date: November 13, 2001              /s/ Christine Hanni
                                     -------------------------------------------
                                     Christine Hanni
                                     Vice President of Finance, Chief
                                     Financial Officer and Assistant
                                     Secretary
                                     (Principal Financial and Accounting
                                     Officer