Form 10-K
period 2001-12-29
ARTHROCARE CORP
filed 2002-03-29
CIK 1005010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                        Commission File Number
             December 29, 2001                                    0-27422


                             ARTHROCARE CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Delaware                                  94-3180312
      (State or other jurisdiction of                     (I.R.S. employer
       incorporation or organization)                     identification number)

                680 Vaqueros Avenue, Sunnyvale, California 94085
              (Address of principal executive offices and zip code)

                                 (408) 736-0224
              (Registrant's telephone number, including area code)

      Securities registered pursuant
          to 12(b) of the Act:                               None
     Securities registered pursuant              Common Stock, $0.001 Par Value;
      to Section 12(g) of the Act:               Preferred Share Purchase Rights


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $175,781,675 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2002, the number of outstanding shares of the Registrant's Common Stock was 21,836,267.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12 and 13 of Part III of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 2002 Annual Stockholders Meeting (the Proxy Statement) which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 29, 2001.

                                     PART I

ITEM 1.  BUSINESS

    This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to ArthroCare Corporation ("ArthroCare," "we," "us," and "our" refer to ArthroCare Corporation, a Delaware corporation unless the context otherwise requires). Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference, and those factors described under "Additional Factors that Might Affect Future Results".

OVERVIEW

    We are a medical device company that develops, manufactures and markets products based on our patented Coblation(R) technology. Our products allow surgeons to operate with a high level of precision and accuracy, limiting damage to surrounding tissue thereby potentially reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, shrink, sculpt, cut, aspirate and suction soft tissue, and to seal small bleeding vessels. Ablation is the disintegration or removal of tissue. Our soft-tissue surgery systems consist of a controller unit and an assortment of sterile, single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

    Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of surgical procedures. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. We have formed the following business units for commercialization of our technology in non-orthopedic markets: ArthroCare Spine(TM), to commercialize our technology in the spinal and neurosurgery markets; Visage(R), to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; ENTec(R) to commercialize our ENT surgery products for use in head and neck surgical procedures; ArthroCare-ENDO(TM) to commercialize our Coblation-based products in laparascopic and open surgical procedures for general surgery, gynecology and urology applications; and AngioCare(TM), to commercialize our technology in cardiology markets.

     We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. The CE Mark is a requirement to sell our products in most of Western Europe. Our Cosmetic Surgery System has been cleared by the FDA and is CE marked for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have applied the CE mark and received 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures, including treatments for snoring, and turbinates and submucosal channelling procedures. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We have also applied the CE mark and received 510(k) clearance from the FDA to market products based on Coblation technology for use in general surgery, gynecology, urology, plastic and reconstructive surgery, and orthopedic surgery.

    We commercially introduced our Arthroscopic Surgery System in December
1995, and have derived a significant portion of our sales from this system. As of December 29, 2001, we had shipped more than 13,700 controller units and more than 1,500,000 disposable devices for a variety of indications. We are marketing and selling our arthroscopic, ENT, cosmetic surgery and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have more than 70 distributors representing more than 400 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. We have entered into a distribution agreement with Integra NeuroSciences, a division of Integra LifeSciences Holding Corporation, for Integra to be our exclusive sales and distribution partner in certain countries for our products in the neurosurgical market. We have entered into a strategic relationship with the GyneCare division of Ethicon, Inc. to commercialize Coblation-based products for laparoscopic and open surgical procedures for gynecological applications. We have also entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

The following is a list of our Coblation-based disposable devices as of December 29, 2001:

-----------------------------------------------------------------------------------------------------------------------
                                                       Date of                             Current
                 Product Families                    Introduction                        # of models
                 ----------------                    ------------                        -----------
    Arthroscopy

    Ablative Probes

             90 degree                               August 1995                              3
             TurboDome(TM)                           July 1996                                3
             TurboBevel(TM)                          December 1996                            3
             Small Joint                             December 1997                            2
             Eliminator(TM)                          June 1998                                1
             Saber(TM)                               June 1998                                1
             LoPro(TM)                               April 1998                               1
             Microblator(TM)                         December 1999                            1
             Coblade(TM)                             May 2000                                 1
             ACD50                                   April 2001                               1

    Suction Wands

             CoVac(TM)                               June 1998                                3
             TurboVac(TM)/RazorVac/DiamondVac(TM)    December 1998                            3
             MultiVac(TM)                            February 2000                            3
             Titan(TM)                               September 2000                           1
             Tristar(TM)                             September 2000                           1

    Shrinkage Wands

             CAPSX(TM)                               April 1998                               2
             CAPSure(TM)                             June 1999                                1
             MicroCAP                                August 2000                              1

    Spinal and Neuro Surgery

             ACCESS(TM)SpineWand(TM)                 September 1999                           1
             Aggressor(TM)                           June 2000                                1
             DisCoblator(TM)                         September 1999                           2
             Perc-D(TM)                              June 2000                                1
             Perc-DL(TM)                             June 2000                                1
             Perc-DLE(TM)                            March 2001
             SpineVac(TM)                            June 2000                                1
             VersiTor(TM)                            May 2000                                 1

    Cosmetic Surgery

           Soft Touch(TM)Wand                        June 1998                                2
           MicroElectro Dissector                    December 1998                            1
           MicroTouch(TM)Wand                        December 1999                            1
           Plasma Scalpel                            September 1999                           1

    ENT Surgery

           Hummingbird(TM)                           March 1999                               1
           Plasma Scalpel(TM)                        November 1998                            3
           Reflex(TM)                                June 1999                                4
           EVac(TM)                                  February 2000                            3

    General Surgery

           Plasma Scalpel GS                         September 1999                           1
           TurboVac GS                               November 1999                            2
           Versitor/Aggressor                        May 2000                                 2
           Plasma Hook/Blade                         March 2001                               3
           Plasma Dissector                          December 2001                            2
-----------------------------------------------------------------------------------------------------------------------

For information regarding the status of our regulatory approvals for our products, see the information under the heading "Government Regulation."

ArthroCare Strategy

     Our objective is to leverage our patented Coblation technology to design, develop, manufacture and sell innovative, clinically superior surgical devices for the surgical treatment of soft-tissue conditions throughout the body. The key elements of our strategy include:

..    EXPAND OUR PRODUCT OFFERING TO ADDRESS LARGE AND RAPIDLY GROWING MARKETS.
     We are continuously expanding our portfolio of products and enhancing our existing products to serve the needs of physicians. For example, we have increased our penetration of arthroscopy procedures in the knee through the addition of disposable devices with suction capability.

..    REPLACE CURRENT TECHNOLOGY WITH COBLATION TECHNOLOGY. Coblation technology offers a variety of options for physicians performing soft-tissue surgery. Currently, our systems are being used to perform many types of arthroscopic, cosmetic, ENT, spinal, neurosurgery and general surgery procedures which were traditionally performed by mechanical, by electrosurgical or laser surgery tools. In fact, soft tissue anywhere in the body potentially can be treated with and benefit from our technology.

..    FOCUS ON DISPOSABLE DEVICE SALES. We have utilized an aggressive promotional product placement program in order for our controllers to reside in hospitals throughout the world. Once a controller is placed within an institution it may be utilized by a variety of physicians who focus on different medical specialties. The same controller may be used to perform arthroscopic, ENT, spinal, cosmetic, neurosurgery or general surgery.

..    LAYER GROWTH OPPORTUNITIES. We have established an extensive distributor network, supported by our regional managers, in selected markets. We have been executing a global distribution strategy in which we have been expanding our direct sales presence in arthroscopy, spinal surgery and ENT markets. We have signed agreements with several marketing partners to assist with regulatory requirements and to market and distribute our products internationally.

..    ESTABLISH STRATEGIC PARTNERSHIPS TO COMMERCIALIZE OUR COBLATION TECHNOLOGY.
     Our neurosurgery, gynecology and urology products are being commercialized through strategic partnerships with Integra NeuroSciences, GyneCare and ACMI, respectively.

COBLATION TECHNOLOGY

     Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation technology. Coblation technology involves an innovative use of radio frequency energy characterized by precision, accuracy, ease of use and the capability of performing at temperatures lower than traditional electrosurgical tools.

     Traditional electrosurgical tools use heat to burn away targeted tissue, which often results in thermal damage to tissue surrounding the surgical area. Additionally, the lack of tactile feedback with these devices makes it difficult for surgeons to control the depth of tissue penetration. Coblation technology employs a lower temperature process that minimizes the risk of thermal burn to surrounding tissue while increasing the surgeon's control and precision.

     Coblation technology uses an electrically conductive fluid in the gap between the electrode and tissue. When electrical current is applied to this fluid, it creates a charged layer of particles. As the layer of charged particles comes into contact with the targeted tissue, the molecular bonds within the cells of the targeted tissue are broken. This process causes the cells to disintegrate cell layer by cell layer, so that tissue is volumetrically removed. Because this effect is confined to the surface layer of the targeted tissue, minimal damage occurs to surrounding tissue, potentially resulting in reduced pain and faster recovery for the patient. An additional advantage is that Coblation can be performed in a continuous mode, resulting in efficient tissue ablation thereby reducing the overall procedure time as compared to conventional methods. In addition to achieving more precise tissue ablation or shrinkage and less damage to surrounding tissue, surgical devices based on Coblation technology can seal bleeding vessels near the surgical site.

     We believe Coblation technology is applicable to soft-tissue surgery throughout the body, and we have expanded its use into several non-arthroscopic indications. In addition, we are exploring possibilities for the use of Coblation technology in other markets.

     We commercially introduced our soft-tissue surgery system in December 1995. Since our arthroscopic soft-tissue surgery system accounts for a significant portion of our product sales, we are highly dependent on its sales. Our spinal surgery, neurosurgery, cosmetic surgery, and general surgery products, to date, have sold only a relatively small number of units. We cannot assure you that we will be able to continue to manufacture our products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

     We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long-term clinical follow-up to support the marketing efforts for our Surgical Systems. We believe that continued recommendations and endorsements by influential surgeons are essential for market acceptance of our Surgical Systems. If our Coblation technology does not continue to receive endorsement by influential surgeons or long-term data does not support the effectiveness of our Surgical Systems, our business, financial condition, results of operations and future growth prospects will be materially adversely affected.

THE ARTHROSCOPY MARKET

     In 2001, approximately 3.5 million arthroscopic procedures were performed worldwide. Due to patient demand for less invasive procedures, we believe the number of arthroscopic procedures is growing. In addition, a greater emphasis on physical fitness and an aging population is increasing the incidence of joint and soft tissue injuries. Joints are susceptible to injuries from blows, falls or twisting, as well as from natural deterioration and stiffening associated with aging.

     Historically, joint injuries have been treated using open surgery involving large incisions, a hospital stay and a prolonged recovery period. In contrast, arthroscopic surgery, which was introduced in the early 1980's, is performed through several small incisions called portals and can be performed on an outpatient basis. We believe that arthroscopic surgery has gained wide market acceptance because it offers shorter hospital stays and reduced recovery time, resulting in reduced costs and improved medical outcomes. Arthroscopic surgery performed on elite athletes often results in rapid returns to action. Publicity concerning these athletes increases the demand for less invasive surgical options by the general public.

     To perform arthroscopic surgery, a surgeon uses a tool to view the site and other tools to perform the surgery. The tool used to view the site, called an arthroscope, is a small fiber-optic viewing instrument made up of a small lens, a light source and a video camera. During the arthroscopic procedure, an irrigant such as saline is flushed through the joint to permit clear visualization through the arthroscope and to create the space within the joint for the surgical procedure. The surgeon inserts the arthroscope into the joint through a portal measuring approximately six millimeters, or 1/4 of an inch, in length. Other portals are used for the insertion of surgical instruments to perform the surgery and to facilitate the flow of irrigants. With small incision sites and direct access to most areas of the joint, a surgeon can diagnose and correct an array of joint problems such as cartilage and meniscus tears, ligament tears and removal of loose and degenerative tissue.

     The advantages of arthroscopic surgery over open surgery are often significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits including reduced pain, treatment on an outpatient basis, reduced hospitalization times, smaller scars, immediate joint mobility and less muscle atrophy, less surrounding tissue damage, lower rate of complications, and generally quicker rehabilitation. In addition, treatment on an outpatient basis and reduced operating time can significantly lower hospital costs.

Knee

     The knee is the most commonly injured joint. In 2001, knee injuries accounted for approximately 2 million arthroscopic procedures in the United States. Damage to a meniscus, a disc of fibrous tissue that helps cushion the knee joint, is the most common form of knee injury. A meniscus can be torn by a twist of the leg when the knee is flexed, displaced either inward toward the center of the shin bone or outward beyond the surface of the thighbone, or worn down by normal aging. The knee is also susceptible to partial or complete tears of the ligaments and degeneration of the cartilage on the underside of the kneecap. In addition, the cartilage covering the bony surfaces of the knee can become rough or tear loose from the bone as a result of age or injury, causing pain and interfering with smooth joint movement.

Shoulder

     The shoulder joint, because of its range of motion, is susceptible to a number of injuries. In 2001, approximately 1.1 million arthroscopic procedures in the shoulder were performed in the world. We believe that shoulder arthroscopy is the fastest-growing portion of the arthroscopy market. With repetitive motion and lifting of the arm, such as that which occurs during a tennis serve, a bone formation of the upper arm may pinch one of the shoulder muscles and cause persistent pain, known as a rotator cuff injury. Strengthening exercises and physiotherapy can treat this condition; however, many rotator cuff injuries require surgical intervention. We believe that a significant percentage of the population is born with a susceptibility to rotator cuff injuries.

Elbow, Ankle, Wrist and Hip

     The elbow, ankle, wrist and hip joints are also susceptible to certain stress-related injuries and deterioration due to aging. In 2001, approximately 400,000 arthroscopic procedures were performed in the elbow, ankle, wrist or hip in the world. We believe that the current number of surgical procedures in the elbow, ankle, wrist and hip is relatively small due to the limitations of conventional arthroscopic surgical equipment.

Non-Traumatic Soft Tissue Injuries

     It is estimated that nearly 15 million Americans suffer from injuries called tendonopathies, or tendonosis, which is a chronic pain associated with degeneration of tendons commonly used in everyday activity. Runners' knee, tennis and golfers' elbow, jumpers' knee, and heel spurs are but a few of the conditions limiting the lifestyles of normally active adults. Often the pain associated with these injuries results in constant discomfort, difficulty sleeping and the inability to perform normal daily activities without pain. Currently, the few options for these chronic conditions include rest, rehabilitation, bracing, and steroid injections. Surgical options have until now been equally limited to surgical release procedures, grafts, and surgical debridement, each with a significant recovery period.

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

THE ARTHROCARE ARTHROSCOPIC SYSTEM: A SOLUTION

     Our Arthroscopic System is a radio frequency surgical device intended to perform tissue ablation, sculpting or shrinkage as well as sealing bleeding vessels. Our Arthroscopic System is comprised of an assortment of disposable bipolar multi-electrode and single electrode devices, a connecting cable, foot pedal or handswitch and a radio frequency controller. We sell our Arthroscopic System for use in all six major joints: knee, shoulder, elbow, ankle, wrist and hip. Many types of tissue, including cartilage and ligaments, can be ablated using our Arthroscopic System.

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

     A surgeon using the Arthroscopic System does not need to remove and insert a variety of instruments to perform different tasks as is required when using conventional arthroscopic instruments. Our disposable devices are approved for sale in tip sizes ranging from 1.5 mm to 4.5 mm, and in tip angles ranging from zero to 90 degrees. We currently sell 32 models for arthroscopy in various tip sizes, angles and shapes, enabling the surgeon to ablate different volumes of tissue and to reach treatment sites not readily accessible by existing mechanical instruments and motorized cutting tools. In addition, some of our disposable devices provide suction capability.

     We commercially introduced the Arthroscopic System in December 1995. The list price of the controller, including the cable, is approximately $7,500. The disposable devices have list prices ranging from approximately $151 to $270, and typically one disposable device is used per procedure. We are marketing and selling our Arthroscopic System worldwide through a network of direct sales representatives and independent orthopedic distributors supported by regional managers. We have continually increased our manufacturing capabilities while maintaining yields.

THE SPINAL SURGERY MARKET

     We believe spinal surgery had an estimated 2001 market size of more than $1.5 billion, or 1.4 million procedures worldwide and is the most rapidly growing segment of the orthopedic surgery market, increasing in excess of 20% annually. Chronic back pain afflicts approximately five million people in the U.S. and is the number one cause of healthcare expenditures. Chronic back pain is estimated to cost the nation more than $50 billion per year in direct and indirect medical expenses. Approximately one-half of those afflicted suffer from disabling pain. Chronic back pain is the most common reason for disability for persons under age 50 and is the second leading cause of workers' absenteeism. The major causes of persistent, often disabling, back pain are disruption of a portion of the disc, chronic inflammation of the disc, also known as herniation, or relative instability of the vertebral bodies surrounding a given disc, such as the instability that often occurs due to a degenerative disease. Intervertebral discs mainly function to cushion and tether the vertebrae, providing flexibility and stability to the patient's spine. As discs degenerate, they lose their water content and height, bringing the adjoining vertebrae closer together. This results in a weakening of the shock absorption properties of the disc and a narrowing of the nerve openings in the sides of the spine which may pinch these nerves. This disc degeneration can eventually cause back and leg pain.

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

CONVENTIONAL TREATMENT METHODOLOGIES FOR TREATMENT OF SPINE DISEASES AND
DISORDERS: THE PROBLEM

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

THE ARTHROCARE SPINAL SURGERY SYSTEM: A SOLUTION

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

     Our disposable devices consist of the ACCESS SpineWand, VersiTor, Aggressor, SpineVac, Perc-D, Perc-DL and the DisCoblator. The ACCESS SpineWand is a bipolar electrosurgical device designed for controlled ablation of soft tissue. We believe that the ACCESS SpineWand is an effective tool for creating precise incisions through connective tissue to provide access to the disc in discectomy, laminectomy and fusion procedures. In addition, we believe that the ACCESS SpineWand may be effectively used to remove soft tissue from bones in preparation for fusion procedures.

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

     During fiscal year 2001, we introduced the Perc-DLE Convenience Pack for volumetric tissue removal in the nucleus of the disc. Nucleoplasty(R), a minimally invasive partial discectomy procedure utilizing our Coblation technology, for the treatment of lower back pain through the process of ablation and coagulation of soft tissue, combines both approaches for partial removal of the nucleus of a disc. Coblation ablates tissue via a low-temperature, molecular dissociation process to create small channels within the disc. On withdrawal, the channels are thermally treated producing a zone of thermal-coagulation. Although there has been limited clinical experience with the Perc-D product line, we believe that this treatment may relieve pressure in the disc, and contract collagen in the thermal zone, further shrinking and stiffening the disc.

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

CONVENTIONAL TREATMENT METHODOLOGIES FOR TREATMENT OF NEUROLOGICAL DISEASES: THE PROBLEM

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

THE ARTHROCARE NEUROSURGERY SYSTEM: A SOLUTION

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

     We have entered into a distribution agreement with Integra Lifescienses to license, market and distribute our Coblation-based products for neurosurgical procedures in North America and certain additional international markets.

THE EAR, NOSE AND THROAT (ENT) MARKET

     We believe that in 2001, approximately 4 million ENT procedures were performed worldwide. For example, surgical approaches for the treatment of obstructive sleep apnea include the removal of excess tissue from the upper airway or moving the lower jaw forward to widen the patient's airway. These procedures are performed by highly specialized surgeons are, expensive, and extremely painful for the patient and involve lengthy recovery periods. Non-invasive treatment approaches include continuous positive airway pressure, or CPAP, which requires the patient during sleep to wear a nasal mask connected to an airflow generator that forces air through the nasal passages. The most common procedures are placement of ear tubes and the removal of adenoids and tonsils. Other procedures include obstructive sleep apnea, snoring and other obstructions of the sinus and nasal passages.

     Conventional treatment methodologies for ENT surgical procedures have been performed by lasers, electrosurgical devices, endoscopes and microsurgical tools. We believe our Coblation technology can be used in numerous types of ENT procedures.

THE ARTHROCARE ENT SURGERY SYSTEM

     Our ENT Surgery System uses the same technology as the Athroscopic System, which removes soft tissue through a more precise and significantly cooler process than that of traditional electrosurgery devices. Our controller is used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes. We have three categories of wands to address the ENT Market. Suction wands simultaneously ablate and remove tissue in applications such as tonsillectomy, providing enhanced visibility. Channeling wands combine controlled ablation and effective coagulative lesion formation in applications such as the soft palate for the treatment of snoring. Excision wands provide precise dissection for minimal damage to surrounding tissue. Although we have limited clinical experience in ENT, we believe our products provide the same physician and patient benefits experienced in arthroscopic surgery, such as reduced post-operative pain, more rapid recovery, and reduced thermal injury to tissue when compared to existing techniques.

     Our ENT Surgery System is CE marked, and we have received 510(k) clearances in the United States for use of the system in general head, neck and oral surgical procedures, including sinus surgery, the treatment of snoring, reduction of turbinate, adenoidectomy and tonsillectomy. We have been marketing the ENT products through a network of direct sales representatives and independent distributors supported by sales managers since February 1999.

THE COSMETIC SURGERY MARKET

     The cosmetic surgery market primarily consists of three segments: invasive surgical procedures that remove or alter body structures such as rhytidectomy (face lift), rhinoplasty (nose restructuring), blepharoplasty (eye lift) and liposuction; resurfacing procedures that reduce wrinkles and even out skin tone such as laser resurfacing and chemical peels and non- or less-invasive cosmetic procedures such as botulinum toxin, collagen injections, and microdermabrasion. Of the approximately 9 million total cosmetic procedures performed in 2001 in the United States, approximately 2 million were invasive surgical procedures, approximately 2 million were resurfacing procedures and 5 million were non- or less-invasive cosmetic procedures.

CONVENTIONAL TREATMENT TECHNIQUES FOR RESURFACING: THE PROBLEM

     Conventional treatments for skin resurfacing include chemical peels, dermabrasion and laser resurfacing. In chemical peels, an acid-based solution is used to improve the texture of the skin and reduce wrinkles by removing its damaged outer layers. Light chemical peels can improve texture but do not address wrinkles. Deeper chemical peels can reduce wrinkles but often produce uneven results and hypopigmentation (loss of color). In dermabrasion a mechanical device is used to remove the damaged outer layers of the skin. While dermabrasion has fallen out of favor in the majority of practices, laser resurfacing remains the most popular resurfacing procedure for the treatment of wrinkles. In particular, the carbon dioxide, or CO\2\, laser is considered the gold standard for efficacy in the treatment of wrinkles. However, the excessive heat diffusion into surrounding healthy skin cells during the procedure results in an unacceptably long recovery period and a significant level of side effects such as hypopigmentation and scarring.

THE VISAGE COBLATION COSMETIC SURGERY SYSTEM: A SOLUTION

     Our Cosmetic Surgery System utilizes the same technology as the Arthroscopic System and removes skin cells through a more precise and significantly cooler process than traditional electrosurgery systems or dermatologic lasers. Our Cosmetic Surgery System is a bipolar radiofrequency, electrosurgical device used in skin resurfacing and other dermatologic and cosmetic procedures. Our Cosmetic Surgery System incorporates a bipolar disposable device, a connecting resterilizable handpiece with cable and a radio frequency controller which differs from the controllers used in arthroscopy, ENT surgery and spinal surgery. The controller delivers radio frequency energy to multi-electrode or single electrode disposable devices. Our Cosmetic Surgery System has been cleared by the FDA for the treatment of wrinkle reduction as well as for general dermatologic procedures. We believe our Cosmetic Surgery System, when used for skin resurfacing, results in more rapid recovery than seen with CO\2\ laser systems.

THE GENERAL SURGERY, UROLOGY AND GYNECOLOGY MARKETS

     We have established a new division, ArhroCare-ENDO, to develop and market products for the general surgery, gynecology and urology markets. In general surgery, we have developed, and are developing, a set of Coblation-based products for laparoscopic and open approaches to general surgery procedures. These products are being distributed in selected regions worldwide by a small network of distributors. In gynecology, we have entered into a strategic relationship with the GyneCare, division of Ethicon, Inc., to commercialize Coblation-based products for laparoscopic and open surgical procedures for gynecological applications. In urology, we have entered into a strategic relationship with ACMI under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

     BENEFITS OF OUR COBLATION TECHNOLOGY

     Our patented Coblation technology, delivered in the form of multi-electrode and single electrode, bipolar disposable devices, offers a number of benefits that we believe may provide advantages over competing surgical methods and devices. The principal benefits include:

     . EASE OF USE. Our Coblation-based soft-tissue surgery systems perform many of the functions of mechanical tools, power tools and electrosurgery instruments, allowing the surgeon to use a single instrument. The lightweight device is simple to use and complements the surgeon's existing tactile skills without the need for extensive training.

     . PRECISION. In contrast to conventional tools, our Coblation-based soft-tissue surgery systems permit surgeons to perform more precise tissue ablation and sculpting. We believe this may result in more rapid patient rehabilitation.

     . BENEFITS TO PATIENTS. Coblation technology operates at cooler temperatures than traditional electrosurgical tools. This can lead to significant benefits for patients treated with Coblation-based disposable devices due to the minimal amount of thermal injury to surrounding tissue. As a result, we believe that patients are likely to experience less trauma and pain following surgery and may recover more quickly.

     . ABLATION AND SEALING OF BLEEDING VESSELS. Our Coblation-based soft-tissue surgery systems allow for the efficient sealing of small bleeding vessels without changing tools.

     . COST REDUCTION. Our Coblation soft-tissue surgery systems eliminate the need to introduce multiple instruments to remove and sculpt tissue and seal bleeding vessels. We believe this may reduce operating time and thereby produce cost savings for health care providers.

     For information regarding product sales in certain market segments, see the notes to the financial statements under the heading, "Segment Information."

DEPENDENCE UPON COLLABORATIVE ARRANGEMENTS

     Integra Lifesciences. In July 2000, we entered into a license and distribution agreement with Integra NeuroSciences, a division of Integra Lifesciences Holding Corporation ("Integra"). Under this agreement Integra has become our exclusive sales and distribution partner for the Coblation-based surgical system for neurosurgery in the United States and certain additional international markets. In addition, we will cooperate on strategic marketing and product development initiatives.

     GyneCare. We have entered into a strategic relationship with the GyneCare division of Ethicon, Inc. to commercialize Coblation-based products for laparoscopic and open surgical procedures for gynecological applications.

     AMCI. We have also entered into a strategic relationship with AMCI, under which AMCI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

RESEARCH AND DEVELOPMENT

     We have focused our research and development efforts in two areas. First, in response to physician feedback, we are continually working on enhancements to designs of our products to provide greater versatility in existing features and functions. In addition, we continue to design new disposable devices that incorporate added functionalities. Second, we are exploring new applications of our Coblation technology in other soft-tissue surgical markets. We have undertaken preliminary studies and development for the use of our technology in several fields. Research and development expenses were $8.0 million in 2001, $7.1 million in 2000 and $4.9 million in 1999.

MANUFACTURING

     Our disposable devices and controllers are currently manufactured in a portion of our 52,000 square foot facility in Sunnyvale, California. This facility was acquired through a 5-year lease agreement in September 2001 and became fully operational for our clean room manufacturing operations in January 2002. ArthroCare has also leased a 23,000 square foot facility in a tax-free industrial park in Costa Rica for the purpose of manufacturing and packaging additional disposable devices, which are currently made in Mexico and by two contract manufacturers in Mexico. This facility has a five-year lease and is expected to be in operation by June 2002. We believe that our Sunnyvale and Costa Rican operations will provide adequate capacity for our manufacturing needs through 2005.

     Our products are manufactured from several components, most of which are supplied to us from third parties. Most of the components that we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternative sources of supply and the establishment of additional or replacement suppliers may not be accomplished quickly. With respect to a few components, we rely upon single source suppliers. For example, two single source suppliers provide us with components used in substantially all of our disposable devices. We also use a single subcontractor to sterilize our disposable devices, but do not believe a major disruption is likely because the supplier has multiple sterilization facilities throughout the United States as well as internationally. See "ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS-We Have Limited Manufacturing Experience" for additional information regarding the potential disruption in supply of our products and risks to our operations resulting from our reliance upon single source suppliers.

     We manufacture three different controller models for which the manufacturing process is substantially the same.

     We currently manufacture over 65 different versions of disposable devices. Due to the various attributes of our disposable devices, which include, among other functions, fluid management and suction, the manufacturing process is varied. In order to improve yields and product cost, we operate under a continuous improvement process.

     We have established quality assurance systems in conformance with the FDA's Quality System Regulation, or QSR. Our facility in Sunnyvale has received ISO 9001/EN46001 certification and is in conformance with the Medical Device Directive, or MDD, for the sale of products in Europe.

     The company has an agreement with a logistics company in Sweden that provides for the warehousing, shipping and traceability of its products sold to customers throughout Europe, Asia, the Middle East and South America.

MARKETING AND SALES

     We have shipped more than 13,700 controller units and over 1,500,000 disposable devices, as of December 29, 2001 for a variety of indications. We use a combination of distributors supported by regional sales managers, a direct sales force and corporate partners to sell our products both domestically and internationally.

     We have more than 70 distributors representing more than 400 field sales representatives in the United States. Integra NeuroSciences is our distributor for neurosurgery in North and South America and certain additional international markets. GyneCare, a division of Ethicon, Inc. is our worldwide distributor for gynecology and ACMI is our worldwide distributor for urology.

     We have established distribution capability in certain countries by means of exclusive and non-exclusive distribution agreements with corporations, including Kobayashi Pharmaceutical for the distribution of our arthroscopy, spinal surgery and ENT surgery products in Japan. We have also established distribution capability through relationships with distributors in arthroscopy products in Europe, South Africa, South and Central America and Russia.

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

PATENTS AND PROPRIETARY RIGHTS

     Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We own over 55 issued U.S. patents and over 20 issued international patents. In addition, we have over 100 U.S. and international pending patent applications. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures. The issued patents are directed at, among other things, the following:

     . systems and methods for applying radio frequency energy to tissue in the presence of electrically conductive fluid such as isotonic saline;

     . disposable devices having an electrode array and a system designed to supply current independently to individual electrodes; and

     . systems and methods for employing radio frequency energy in urology, gynecology, ENT, spine surgery, cosmetic surgery, skin resurfacing, neurosurgery and cardiac procedures.

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

     In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure you that employees will not breach the agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging among other things, infringement of several of our patents. The lawsuit has been settled. In June 2000, we filed a lawsuit against Stryker, alleging infringement of several of our patents. The lawsuit has been settled. In July 2000, we filed a lawsuit against Smith & Nephews alleging infringement of several of our patents. This lawsuit is pending. The defense and prosecution of this lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We believe that these lawsuits were necessary, and if others violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel. An adverse determination, other litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be sure that we could obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, results of operations, and future growth prospects.

COMPETITION

We believe that the principal competitive factors in soft-tissue surgery markets include:

     .    acceptance by leading physicians;

     .    improved patient outcomes;

     .    superior product quality;

     .    the publication of peer-reviewed clinical studies;

     .    product innovation;

     .    sales and marketing capability; and

     .    strong intellectual property.

 Arthroscopy

     In arthroscopic procedures, we compete directly with the providers of tissue removal systems, including conventional electrosurgical systems, manual instruments, power shavers and laser systems. Smith & Nephew Endoscopy (which owns Acufex Microsurgical, Inc. and Dyonics, Inc. and have recently announced its planned acquisition of Oratec Interventions, Inc.), Conmed Corporation (including its Linvatec unit), Medtronic, Inc. (which owns Sofamor Danek), and Stryker Corporation each have large shares of the market for manual instruments, power shavers and arthroscopes.

     Johnson & Johnson, including Mitek, a division of its Ethicon, Inc. unit, markets a bipolar electrosurgical system developed by Gyrus Medical Ltd., a company based in the United Kingdom which competes with us. Stryker Corporation and Smith & Nephew have recently introduced a bipolar electrosurgical system. The bipolar electrosurgical systems marketed by Mitek, Stryker and Smith & Nephew competes directly with our tissue ablation and shrinkage technology in arthroscopy. In addition, the Linvatec unit of Conmed Corporation is marketing a monopolar electrosurgical tool for tissue ablation in arthroscopy. Oratec Interventions manufactures and sells a monopolar tissue ablation, shrinkage system that competes directly with our arthroscopic products. The tissue shrinkage market represents a small portion of the overall market in arthroscopy for our products.

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

 Spinal and Neurosurgery

     We believe that Coblation technology will compete effectively against conventional tissue removal technology used in spinal and neurosurgery procedures, such as mechanical instruments, monopolar electrosurgical instruments, ultrasonic and powered instruments. Mechanical instruments for tissue removal in the spine are manufactured and sold by a large number of small, diverse, specialty companies, and the substantial bulk of monopolar electrosurgical instruments are manufactured by Valleylab and Linvatec (unit of Conmed). We may indirectly compete with large companies in the spine fusion market, such as Medtronic Sofamor Danek, Sulzer Spine-Tech, Surgical Dynamics and DePuy Acromed. In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our products. For example, Oratec Interventions manufactures and sells a catheter that uses resistive heating to reduce chronic low back pain caused by degenerative disc disease and Radionics, a division of Tyco, manufactures and sells monopolar electrosurgical instruments for treating low back pain. In neurosurgery, we directly compete with a variety of tissue removal systems designed for removing brain and cranial-based tumors, such as the CUSA(TM), an ultrasonic tissue aspiration system manufactured by Valleylab.

 Ear, Nose and Throat Surgery

     There are large companies, such as Smith & Nephew, Inc., Stryker Corp., Medtronic, Incorporated (which owns Xomed Surgical Products, Inc.) and Conmed Corporation, which have shares of the market for manual and powered instruments for minimally-invasive sinus surgery. In addition, we face competition from laser companies, such as ESC Medical Systems Ltd., which develops and markets lasers for various ENT surgery applications. We expect that competition from these and other well-established competitors will increase as will competition from smaller medical device companies, such as Somnus Medical Technologies, Inc. (owned by Gyros Medical Ltd.), Elmed Inc. and Ellman International, Inc. Somnus Medical Technologies, Inc. manufactures and sells medical devices that utilize radio frequency energy for the treatment of upper airway disorders, such as snoring and obstructive sleep apnea. Elmed Inc. and Ellman International, Inc. both manufacture and sell a variety of medical devices that use conventional radio frequency energy for tissue removal, cutting and/or coagulation for the treatment of snoring and other ENT surgery procedures.

Cosmetic Surgery

     The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels, and companies that manufacture and sell lasers. In skin resurfacing, we directly compete with much larger companies that manufacture lasers for medical use, such as Lumenis, Inc., a company that resulted from the acquisition of Coherent Medical Group by ESC Medical Group. The combined company develops and markets lasers for a broad range of cosmetic applications, including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin rejuvenation and others. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery.

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

Third-Party Reimbursement

     In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic, ENT surgery, spinal and neuro surgery, gynecology, urology and general surgery procedures performed using devices that have received FDA clearance has generally been available in the United States. Generally, cosmetic procedures are not reimbursed. In addition, some health care providers are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures.

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

     We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received clearance to market our Spinal Surgery System in the United States for spinal and neuro surgery as well as the treatment of symptomatic patients with contained herniated discs. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as snoring, turbinate reduction, submucosal channelling procedures and tonsillectomies. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

 International

     International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, Middle East, Taiwan, Korea, Australia, South America and Israel; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Korea, Taiwan, Australia, and South America; to market our spinal surgery products in Europe, Canada, Japan, South America, Australia, Korea, Mexico, Middle East, Taiwan; to market our general surgery products in Europe, Canada, Middle East, Korea, South America, and Taiwan; and to market neurosurgery and urology products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

     For European distribution, we have received ISO 9001/EN46001 certification and the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE Mark will preclude us from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements. During the years ended December 31, 2001 and December 31, 2000, approximately 17% and 14%, respectively, of our sales were derived internationally.

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

Employees

     As of December 29, 2001, we had 286 employees of which 120 people were engaged in manufacturing activities, 27 people were engaged in research and development activities, 90 people were engaged in sales and marketing activities, 25 people were engaged in regulatory affairs and quality assurance and 24 people were engaged in administration and finance. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Facilities

     We lease an approximately 52,000 square foot facility in Sunnyvale, California for administrative offices, research and development, general and administrative purposes, manufacturing, warehousing, and distribution. Our lease for the building will expire in September 2006.

     We also leased approximately 32,000 square feet in two neighboring buildings in Sunnyvale, California for the same purposes as above. Both these leases expired in February 2002, and these buildings are no longer occupied by our company.

     We are leasing an approximately 23,000 square foot building in Costa Rica for manufacturing and distribution. We believe that the two newly leased facilities will be sufficient for operational purposes through 2005.

     We also lease an approximately 3,300 square foot building in Stockholm, Sweden for administrative and sales and marketing purposes.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We Are Dependent Upon Our Arthroscopic System

     We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 83% of our product sales in 2001 we are highly dependent on its sales. We have only recently began to market our spinal surgery, neurosurgery, cosmetic surgery, ENT surgery, and general surgery products and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

     We have developed several applications for our Coblation technology in spinal and neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

     We may have to make a significant investment in additional preclinical and clinical testing, regulatory, physician training and sales and marketing activities to further develop and commercialize our spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ENT surgery, general surgery and cardiology product lines. Although we believe that these products offer certain advantages, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

     Development and commercialization of our current and future non-arthroscopic products are subject to the risks of failure inherent in the development of new medical devices. These risks include the following:

     . such products may not be easy to use, will require extensive training or may not be cost-effective;

     .    new products may experience delays in testing or marketing;

     . there may be unplanned expenditures or in expenditures above those anticipated by us;

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

     For information regarding the status of our regulatory approvals for our products, see the information under the heading "Government Regulation."

We Have Limited Marketing and Sales Experience

     We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery, neurosurgery, ENT surgery, cosmetic surgery and general surgery product lines in the United States through a network of independent distributors supported by regional sales managers and a direct sales force. These distributors sell arthroscopy, spinal surgery, neurosurgery, ENT surgery, cosmetic surgery and general surgery devices for a number of other manufacturers. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our arthroscopic surgery, spinal surgery, neurosurgery, ENT surgery, cosmetic surgery or general surgery product lines, or that they will be successful in selling our products.

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

We Have Limited Manufacturing Experience

      To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, we have limited manufacturing experience. Our manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers. We currently produce more than 66 models of disposable devices utilizing different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. We manufacture several different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current or future products which could reduce yields, result in supply disruptions and adversely affect our gross margins. If we have delays in manufacturing, we will not have adequate finished inventory to meet our needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products we manufacture, we may experience product returns.

We Are Dependent on Key Suppliers

     We depend on two sole source suppliers for many of our product components, including two components that we include in substantially all of our disposable devices. If the supply of materials from a sole source supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure you that we would be able to obtain the necessary regulatory approval for the new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

We Face Intense Competition

          The markets for our current and potential products are intensely competitive. These markets include arthroscopy, spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, general surgery and cardiology. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive in these markets.

          In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp. and Oratec Interventions, Inc., which market products to remove or shrink tissue. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing worldwide bipolar electrosurgical systems for tissue ablation and shrinkage based upon technology licensed by us. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. In addition, Oratec is currently marketing a percutaneous thermal heating product for treating certain types of disc pain. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products, Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc., Elmed Inc. and Ellman International, Inc., also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies, such as Lumenis, which markets lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we compete with companies which use lasers to treat cardiovascular disease. Other approaches to alleviating cardiovascular disease, including drugs or other surgical approaches, are also competitive with our products.

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

We Face Uncertainty Over Reimbursement

     Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery, neurosurgery, ENT surgery gynecology, urology and general surgery procedures performed using devices that have received FDA clearance has generally been available in the United States. Typically, cosmetic surgery procedures are not reimbursed.

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

Our Business Depends on Attracting and Retaining Collaborators and Licensors

     In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. In addition, we have entered into a distribution agreement with Integra Neurosciences to market and sell our Coblation-based products for neurosurgery and with GyneCare and ACMI to market and sell our gynecology and urology products, respectively. See the information under the heading "Collaborative Arrangements" for a discussion of these arrangements.

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

Our Operating Results Will Fluctuate

     We achieved profitability in 1999 and, as of December 29, 2001, we had an accumulated deficit of $0.3 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

We May Become Subject to Patent Litigation

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed a portion of our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan. In June 2000, we filed a lawsuit against Stryker, alleging infringement of several of our patents. The lawsuit has been settled. In July 2000, we filed a lawsuit against Smith & Nephews alleging infringement of several of our patents.

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

The Market Price of Our Stock May Be Highly Volatile

     During the fiscal year ended December 29, 2001 our common stock has traded between a range of $12.06 and $32.60 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

     .   changes in coverage or earnings estimates by analysts;

     .   sales of common stock by existing stockholders; and

     .   economic and political conditions.

     The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

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

     . refusal of our requests for premarket clearance or approval of new products;

     .   withdrawal of product approvals already granted; and

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

ITEM 2. PROPERTIES

     We lease an approximately 52,000 square foot facility in Sunnyvale, California for administrative offices, research and development, general and administrative purposes, manufacturing, warehousing, and distribution. Our lease for the building will expire in September 2006.

     We also leased approximately 32,000 square feet in two neighboring buildings in Sunnyvale, California for the same purposes as above. Both these leases expired in February 2002, and these buildings are no longer occupied.

     Additionally, we are leasing an approximately 23,000 square foot building in Costa Rica for manufacturing and distribution. We believe that the two currently leased facilities will be sufficient for operational purposes through 2005.
     We also lease an approximately 3,300 square foot building in Stockholm, Sweden for administrative and sales and marketing purposes.

ITEM 3. LEGAL PROCEEDINGS

     On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. ("the Defendant") in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendants use, import, market and sell an electrosurgical system under the name Dyonics Control RF System that infringes these patents. AthroCare seeks: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control RF System; and (3) an award of damages (including attorneys' fees) to compensate us for lost profits and Defendant's use of our inventions, with the damages to be trebled because of the Defendant's willful infringement.

     In conjunction with a medial malpractice suit against a physician, a product liability suit was brought against us in the Superior Court Arizona, county of Yavapi on August 24, 2001. The lawsuit alleges that a patient, D. Earl, suffered internal and external injury to the patient's knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient. ArthroCare believes these claims to be without merit.

     On August 29, 2001, Inamed Corporation filed a demand for arbitration in Santa Clara county, California. The demand alleges that ArthroCare wrongfully terminated its License and Distribution agreement with Inamed and seeks damages for breach of contract including the repayment of licensing fees. ArthroCare believes Inamed's claims are without merit and, on October 10, 2001, ArthroCare filed and Answer and Counter claim seeking damages for Inamed's breach of contract.

     In November 2001, a product liability suit was brought against us in the United States District Court, Eastern District of Michigan. The lawsuit alleges that a patient, M. Pawlik, suffered burns to her left arm as a result of a defect in an ArthroCare device used in an arthroscopy procedure performed on the patient. ArthroCare believes these claims to be without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades publicly on The Nasdaq Stock Market under the symbol ARTC. The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of the common stock on The Nasdaq Stock Market.

                                                      Fiscal 2001
                       ------------------------------------------------------------------------------------
                          Quarter 1          Quarter 2           Quarter 3              Quarter 4
                       -------------     -----------------  --------------------   -------------------
        High .......      $  24.50           $  28.51            $  32.60               $   24.68
        Low ........         12.06              13.75               19.56                   16.15


                                                      Fiscal 2000
                       ------------------------------------------------------------------------------------
                          Quarter 1          Quarter 2           Quarter 3              Quarter 4
                       -------------     -----------------  --------------------   -------------------
        High .......      $ 61.75            $  52.56            $  45.25               $  23.81
        Low ........        29.13               23.00               18.44                  15.44

As of March 15, 2002, there were no outstanding shares of Preferred Stock and 208 holders of record of 21,836,267 shares of outstanding Common Stock. The company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. In June 2000, we approved a two-for-one stock split of our common stock which was paid on, and began trading as of, July 5, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                                        Year Ended December 31,
                                                                 (in thousands, except per share data)
                                               ---------------------------------------------------------------------------

                                                   2001           2000           1999            1998           1997
                                                   ----           ----           ----            ----           ----
          Statements of Operations Data:
             Product sales                        $ 75,247       $ 64,012       $ 44,219        $ 24,624       $ 12,796
             Royalties,fees and other                8,075          3,615          4,857           3,292             --
             Total revenues                         83,322         67,627         49,076          27,916         12,796
             Gross profit                           55,631         41,965         29,891          15,548          4,301
             Operating expenses                     47,941         34,467         25,242          18,625         13,401
             Net income (loss) before cumulative    10,060         15,845          5,543          (2,141)        (7,688)
              effect of change in accounting
              principle
             Cumulative effect on prior years of        --         (4,300)            --              --
              the application of SAB 101
             Net income(loss)                       10,060         11,545          5,543          (2,141)        (7,688)
             Basic net income (loss) per share    $    .45       $    .53       $    .29        $  (0.12)      $  (0.44)
             Diluted net income (loss) per share  $    .43       $    .50            .27        $  (0.12)      $  (0.44)

                                                                              December 31,
                                               ---------------------------------------------------------------------------

                                                   2001           2000           1999            1998           1997
                                                   ----           ----           ----            ----           ----
          Balance Sheet Data:
             Cash, cash equivalents
              and available-for-sale securities
              (including long-term portion)       $ 76,695       $ 86,814       $ 79,607        $  8,058       $ 19,872
             Working capital                        98,642         97,013         85,118          16,973         20,342
             Total assets                          133,697        140,462        110,039          27,760         26,675
             Total stockholders' equity(1)         125,093        126,345        102,883          22,305         23,546

(1) We have not declared any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K which express that we "believe," "anticipate," "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" set forth in Part I of this Report as well as other risks and uncertainties in the documents incorporated herein by reference.

Overview

     We are a medical device company that develops, manufactures and markets products based on our patented Coblation technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, shrink, sculpt, cut, or aspirate soft tissue and to seal small bleeding vessels. Our soft-tissue surgery systems consist of a controller unit and an assortment of single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

     Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of arthroscopic surgery. Our strategy includes applying our patented Coblation technology to a broad range of other soft-tissue markets, including spinal surgery, neurosurgery, cosmetic surgery, ENT surgery, general surgery, gynecology, urology and various cardiology applications.

     In April 1998, we announced that we had entered the cosmetic surgery market and formed a business unit called Visage to commercialize Coblation technology in this field. In early 1999, we entered into a license and distribution agreement with Collagen Aesthetics, Inc., which was subsequently purchased by Inamed Corporation. Under this agreement, Inamed Corporation acquired exclusive, worldwide, marketing rights for our cosmetic surgery line of products for the dermatology and cosmetic surgery markets. In March 2001, we terminated this contract, alleging breach by Inamed of certain terms of the contract. In April 2001, we terminated this agreement and have been marketing and selling our cosmetic surgery product line through a network of distributors and direct sales representatives.

     In May 1998, we announced that we had entered the ear, nose and throat market and had formed a business unit called ENTec to commercialize Coblation technology in this field.

     In early 1998, we formed a business unit, AngioCare(TM), for the purpose of further developing and commercializing our technology in specific applications in the field of cardiology. As part of those efforts, in February 1998, we entered into a license agreement under which Boston Scientific Corporation would help develop, obtain regulatory approval for and market products based on Coblation technology for myocardial revascularization procedures. In 2001 we terminated this agreement and now retain all rights to Coblation technology in this field.

    In September 1999, we announced that we had entered the spinal surgery market. In February 2000, we announced that we were expanding our marketing efforts for our spinal surgery system to specifically address selected applications in neurosurgery. We are marketing and selling our spinal surgery products through a network of independent distributors and direct sales representatives supported by regional managers worldwide. In July 2000, we entered into a license and distribution partnership with Integra Lifesciences to market our products for neurosurgery in North America and certain other international territories.

     We have received 510(k) clearance to market our Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopy System is CE marked for use in arthroscopic surgery. Our Spinal Surgery System is CE marked and we have received 510(k) clearance in the United States to market this system for spinal surgery and neurosurgery. Our ENT Surgery System in general head, neck, and sinus surgical procedures, including snoring and the treatment of hypertrophic turbinates and submucosal channeling in the United States. Our Cosmetic Surgery System is CE marked for general dermatology and skin resurfacing for the purpose of wrinkle reduction procedures and we have received 510(k) clearance for use of our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction in the United States. We have received 510(k) clearance to market Coblation technology for general surgery, gynecology and urology.

    In December 1995, we introduced our Arthroscopy System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, at substantial discounts, to generate future disposable product revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets including the products we have introduced in the fields of spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ear, nose and throat surgery and general surgery. We have received 510(k) clearance for use of our technology in several fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

RESULTS OF OPERATIONS

    The year ended December 31, 2001 was our sixth full year of product shipments.

ArthroCare Corporation Statements of Operations:

                                                         Year Ended December 31,
                                               ------------------------------------------
                                                  2001           2000             1999
                                               -----------    -----------     -----------
      Revenues:
          Product sales                        $  75,247      $  64,012       $    44,219
          Royalties, fees and other                8,075          3,615             4,857
                                               ---------      ----------      -----------
      Total revenues                              83,322         67,627            49,076

      Cost of product sales                       27,691         25,662            19,185
                                               ---------      ----------      -----------

      Gross profit                                55,631         41,965            29,891
                                               ---------      ---------       -----------
      Operating expenses:
         Research and development                  8,036          7,145             4,929
         Sales and marketing                      34,599         22,472            15,493
         General and administrative                5,306          4,850             4,820
                                               ---------      ----------      -----------

      Total operating expenses                    47,941         34,467            25,242
                                               ---------      ----------      -----------

      Income from operations                       7,690          7,498             4,649
      Interest income and other, net               8,047          4,903             1,125
                                               ---------      ----------      -----------

      Income before income tax                    15,737         12,401             5,774
      provision

      Income tax provision/(benefit)               5,677         (3,444)              231
                                               ---------      ----------      -----------
      Net income before cumulative
      effect of a change in
      accounting principle                        10,060         15,845             5,543

      Cumulative effect on prior years of
      Application of SAB101 "Revenue
      Recognition in Financial Statements"            --         (4,300)             --
                                               ---------      ----------      -----------

      Net income                               $  10,060      $  11,545       $     5,543
                                               =========      ==========      ===========

Revenues

          Product sales for fiscal 2001 were $75.2 million compared to $64.0 million for the prior year and $44.2 million for the year ended 1999. The increases year-over-year are due to increasing unit sales of current products, unit sales of newly introduced products and increasing international sales. In fiscal 2001, the sale of current product increased by 32,000 units over fiscal 2000, and by 15,000 units for new products, and international sales grew by $4.1 million during this period. We attribute increasing disposable device sales both domestically and internationally, in part, to our strategic plan to build market share through continued promotional programs of controller placements and the entry into new surgical markets.

     Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. For fiscal years 2001, 2000 and 1999, disposable device sales comprised approximately 95% of our product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future. During fiscal 2001 and 2000, approximately 17% and 14%, respectively, of our sales were derived internationally. Approximately 85% of our product sales were derived domestically during fiscal 1999. We believe that the increase in international sales is attributable to our increasing marketing presence in these markets overseas.

     Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians' education with respect to Coblation technology and continue to work on new product development efforts specifically for knee applications. We believe that, in our six years of product shipments, we have penetrated 30% to 35% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 50% of our arthroscopy product sales is being generated by the sale of disposables for use in knee procedures.

     Royalties, fees, and other revenues increased to $8.1 million for fiscal 2001, from $3.6 million for fiscal 2000. During fiscal 1999 royalties, fees and other revenues was $4.9 million. Royalties, fees and other increased in 2001 primarily due to the cancellation of agreements with distribution partners resulting in recognition of $5.5 million in fees that previously had been deferred. We previously recognized non-refundable license fee and milestone revenue when the fee was received or on completion of certain milestones. During fiscal year 2000, we adopted SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) and changed our method of accounting for license fees and milestones from business partners to recognize such revenues over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. The cumulative effect of the change of $4.3 million in fiscal 2000 was reported as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. Prior period amounts have not been restated in the accompanying statement of operations. The cumulative effect of the change in accounting principle included license fee revenues and deferred revenues that would be recognized over the lives of the associated agreements.

     During fiscal year 2001 and 2000, we recognized $0.6 million and $0.6 million, respectively, of royalties, fees and other revenues in accordance with our agreement with Ethicon, Inc. In February 1998, we entered into a license agreement under which Boston Scientific Corporation was granted an exclusive right to develop and market products based on Coblation technology for myocardial revascularization procedures. Boston Scientific Corporation pays license fees to us upon achievement of designated milestones and royalties on sales of resulting products, if any. During each of fiscal 2000 and 1999, we recognized $0.4 million of such payments as license fees and royalties. We received a license payment from Boston Scientific Corporation of $3.0 million in February 1998 of which $2.6 million was recognized as revenue during fiscal 1998. In January 1999, we entered into a license and distribution agreement with Inamed Corporation, which was expanded in February 1999, whereby Inamed Corporation acquired exclusive, worldwide, marketing rights for our patented Coblation technology in the cosmetic surgery market. Under the terms of the agreement, Inamed Corporation paid us license fees based upon the achievement of certain milestones and royalties on sales of product to end-users. During fiscal years 2000 and 1999, we recognized $0.5 million and $2.3 million, respectively, of these payments as royalties, fees and other revenues. As old underlying agreements have been terminated, no unrecognized amounts remain at the end of fiscal 2001.

Cost of Product Sales

     Cost of product sales for fiscal 2001 was $27.7 million, or 37% of product sales, compared with $25.7 million, or 40% of product sales, for fiscal 2000. During fiscal 1999, cost of product sales was $19.2 million, or 43% of product sales. The absolute dollar increase of $2 million in cost of product sales for fiscal 2001 over fiscal 2000 resulted from the sale of 47,000 more disposables units, partially offset by a lower number controllers sold as part of the expansion of our controller placement program. The $8.5 million increase from 2000 over fiscal 1999 were due to increased unit sales of both disposable devices and controllers. The increase in gross margin as a percentage of product sales is attributable to increased average selling prices of disposable devices, increased manufacturing efficiency and increased production volume. In addition, we continued controller placements under a program whereby we maintain ownership of the controller, which resulted in the cost being capitalized and amortized cost of sales over future periods rather than expensing the entire cost at the time of placement.

     We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix, fluctuation in manufacturing production levels and overhead costs, particularly in relation to our recent facilities expansion, as new products are introduced. We believe our gross margin will depend upon the mix of disposable device sales versus controller sales and/or placements and the various distribution channels utilized to sell our products in all commercialized fields. There can be no assurance that we will be successful in maintaining the mix of disposable devices to controllers or in increasing demand for our disposable devices. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

     Research and development expense increased to $8.0 million in fiscal 2001, or 11% of product sales, from $7.1 million in fiscal 2000, or 11% of product sales, and from $4.9 million, or 11% of product sales in fiscal 1999. The $0.9 million and $2.2 million increases in spending between fiscal years 2001 and 2000 and between 2000 and 1999, respectively, are attributable primarily to continued development of new products in our currently commercialized markets, continued development of new markets and continued maintenance and development of our patent position. In addition, we have continued to incur increased compensation and related expenses, $0.6 million and $0.4 million increases between fiscal years 2001 and 2000 and between 2000 and 1999, respectively, as we have continued to increase headcount in order to support research and development efforts. We also have higher costs for development prototype materials $0.2 million and $0.7 million increases in fiscal years 2001 and 2000, respectively, which were partly offset by a decrease in the research and development efforts conducted on behalf of business partners and a reduction of expenses incurred by the company for non-employee stock options. We believe that investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

     Sales and marketing expense increased to $34.6 million, or 46% of product sales, in fiscal 2001, from $22.5 million, or 35% of product sales, in fiscal 2000, and from $15.5 million, or 35% of product sales, in fiscal 1999. Increased expenses associated with hiring a direct sales force for certain of our businesses and expenses associated with canceling distributors accounted for $2.7 million and $0.6 million in fiscal 2001 and 2000, respectively. Increased commissions resulting from increased sales accounted for $2.2 million and $4.6 million, respectively. Increased sales and marketing activity in our businesses other than arthroscopy and our expanded international operations resulted in increases of $3.9 million and $0.7 million, respectively.

     We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of expansion of our distribution capabilities to address the spinal surgery, ear, nose and throat and cosmetic surgical markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market our current products and to commercialize future products.

     General and administrative expense increased to $5.3 million, or 7% of product sales, in fiscal 2001, from $4.9 million, or 8% of products sales, in fiscal 2000, and from $4.8 million, or 11% of product sales, in fiscal 1999. Overall, the increase in general and administrative expenses was attributable to increased staffing and salaries, $0.3 million and $0.2 million, respectively, increases in the cost of general and patent-related legal services, business development activities, insurance and international accounting and tax related expenditures necessary to expand our corporate infrastructure. We expect that general and administrative expenses will decrease as a percentage of product sales, but will increase in dollar amounts as we incur additional legal expenses and continue business development activities.

Interest and Other Income, net

     Interest and other income, net, increased for fiscal 2001, to $8.0 million from $4.9 million in fiscal 2000 and from $1.1 million, in fiscal 1999. The $3.1 million increase in interest and other income during fiscal 2001 included a $4.4 million gain on the sale of an investment. This gain was partially offset by a reduction of $1.3 million in interest earned as a result of declining interest rates throughout 2001 and a lower cash and investment balance resulting from our repurchase of one million shares of our common stock during 2001. The $3.6 million interest income during fiscal 2001, $4.9 million in fiscal 2000, and $1.1 million in 1999 were attributable to increased cash and investment balances as a result of our secondary offering at the end of fiscal year 1999 and the increase in the cash received from operating activities. At the end of fiscal 2001, we had $76.7 million in cash, cash equivalents and available-for-sale securities as compared to, $86.8 million at the end of fiscal 2000 and to $79.6 million at the end of fiscal 1999.

Income Tax Provision /(Benefit)

     The provision / (benefit) for income taxes was $5.7 million for fiscal 2001 as compared to ($3.4) million for fiscal 2000, and $0.2 in 1999. The 2001 effective rate was 36% as compared to 5% in 2000. The primarily difference relates to the release of the valuation allowance in 2000. Included in the income tax benefit during fiscal 2000, was a reduction of the company's tax valuation allowance. Historically, we have established deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. These deferred tax assets have been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During fiscal 2000, we decreased the valuation allowance and recognized a tax benefit relating to the recognition of deferred tax assets of $4.9 million. The decrease in the valuation allowance and the resulting recognition of a deferred tax benefit in the year was based on management's belief that it is more likely than not that these deferred tax assets will be realized.

     We believe that in fiscal 2002 our tax rate will be approximately 36% as compared to the 36% and 5% rate in 2001 and 2000. The effective tax rate is lower than the statutory rate of approximately 40% which is primarily due to the tax benefit recognized from federal and state research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     At the end of fiscal 2001, we had $98.6 million in working capital compared to $97.0 million at the end of fiscal 2000. Our principal sources of liquidity consisted of $76.7 million in cash, cash equivalents and short and long-term available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In October and November 1999, we sold a total of 2,737,000 shares of common stock at $28.00 per share. The net proceeds from the offering of approximately $71 million has been used by us for sales, marketing and development efforts associated with the commercialization of our spinal surgery product line and the balance to fund the development, commercialization and associated working capital requirements of applying our Coblation technology to a broad range of other soft-tissue surgical markets and for corporate and other general purposes. Cash generated by operating activities was $12.9 million for fiscal 2001 which was mainly attributable to net income of $10.1 million, depreciation of $5.8 million and changes in deferred tax asset balances of $3.6 million. This was partially offset by changes in deferred revenue of $5.5 million, accounts receivable of $3.2 million and accounts payable of $1.0 million.

     Accounts receivable net of allowances increased to $18.6 million as of the end of fiscal 2001 from $16.2 million at the end of fiscal 2000 and $13.9 million at the end of fiscal 1999. The increase in accounts receivable were due to significant increases in sales and the timing of sales and collections during the year and the impact of longer payment terms relating primarily to increasing sales to international customers.

     Inventories increased to $14.2 million at the end of fiscal 2001 compared to $13.7 million and $7.0 million at the end of fiscal 2000 and 1999, respectively in order to support anticipated increasing product sales activity, lower-than-expected sales at the end of fiscal 2001, safety stock for our move of the manufacturing operations into our new facility in California in early 2002 and the introduction levels required to grow and support sales volume increases. We expect future inventory levels to increase in absolute dollar value in order to support sales volume increases, to provide safety stock and commence our off-stock manufacturing operation and as a result of our expansion into additional markets.

     Purchases of property and equipment increased to $9.4 million for fiscal 2001 compared to $6.2 million in fiscal 2000. The increase at the end of fiscal 2001 was primarily due to leasehold improvements of $2.4 million in our new headquarters and to the capitalization of controllers placed under various promotional programs in the amount of $5.5 million along with an increase of computer software $1.4 million.

     Cash provided by investing activities was $6.8 million for fiscal 2001, compared to $(25.5) million for 2000 and $(31.8) million for 1999. Cash used in financing activities decreased to $13.6 million for fiscal 2001 as compared to cash provided of $5.2 million and $74.5 million in fiscal 2000 and 1999, respectively. The decrease in 2001 was primarily due to the repurchase of the company's stock, totaling $19.0 million.

     We plan to finance our future operating and capital needs principally with cash from product sales, cash, cash equivalents, and available-for-sale securities and related interest, and existing capital resources which we believe will be sufficient to fund our operations at least through fiscal year 2004. At the end of fiscal 2001, we had committed to capital expenditures of approximately $2.0 million. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

     At the end of 2001, we had federal net operating loss carryforwards of approximately $16.7 million and $6.2 million of state net operating loss carryforwards. The Federal and State net operating loss carryforwards will begin to expire in the year 2011 and 2002, respectively, if not utilized.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses ArthroCare's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to product returns, bad debts, inventories, investments, income taxes, warranty obligations, retirement benefits, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our critical accounting policies are as follows:

Revenue Recognition

We recognize revenue upon shipment of our products to customers, upon fulfilment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of a provision for estimated product returns. Revenue related to collaborative research and development contracts is recognized as the related work is performed. We recognize license fee and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

Estimating Expenses

     On an on going basis, we evaluate estimates for expenses including those related to sales and marketing expenses, bonus and commissions, bad debts, inventory reserves for obsolete and unusable inventory, income taxes, warranties and other various expenses. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions and conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's products, which is codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products should be characterized as a reduction of revenue when recognized in the vendor's income statement. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue is effective for our first quarter ending March 31, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We are currently evaluating the effects of these changes and while the net income previously included in our consolidated financial statements will not change we may be required to reclassify certain commissions from operating expenses to revenue.

         In July 2001, The FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 required that all business combinations initiated after September 30, 2001 be accounted for under a single method-the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of goodwill will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We believe that the adoption of these standards will not have a material impact on our financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We believe that SFAS 144 will not have a material impact on our financial position or results of operations.

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

    The table below presents principal amounts and related weighted average interest rates as of December 29, 2001 for our cash and cash equivalents and short-term investments.

          Cash, cash equivalents and short-term investments........ $68,169,000
                        Average interest rate......................         3.8%
          Long-term available-for-sale securities.................. $ 8,526,000
                        Average interest rate......................         5.0%


    Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Certain information required by this Item is included in Item 6 of Part II of this Report and is incorporated herein by reference. All other information required by this Item is included on pages 34 to 57 in Item 14 of Part IV of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    Information regarding the Directors of ArthroCare is incorporated by reference the information set forth under the caption "Proposal No. 1: Election of Directors" in the 2002 Proxy Statement. Information regarding the executive officers of the company is incorporated by reference to the information set forth under the caption "Executive Officers of the Company" at the end of Part I of our Proxy Statement. Information with respect to Directors and Officers of the Company required by Item 405 of Regulation S-K is set forth under the caption "Disclosure with Regard to Delinquent Filings" which is incorporated by reference to our Proxy Statement captioned "Section 16(a) Reports."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the discussion in the 2002 Proxy Statement captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the discussion in the 2002 Proxy Statement captioned "Share Ownership of Directors, Officers and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the discussion in the 2002 Proxy Statement captioned "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report.

1. FINANCIAL STATEMENTS. The following financial statements of the company and the Report of Independent Accountants, are included in Part IV of this Report on the pages indicated.


                                                                                                                              PAGE
                                                                                                                              ----
Report of Independent Accountants on financial statements and supplemental schedule...................................         34
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000.............................................         35
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999............................         36
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999..................
                                                                                                                               37
Consolidated Statements of Cash Flows for the years ended December 31, 2001, December 31, 2000 and
December 31, 1999.....................................................................................................         38
Notes to the Consolidated Financial Statements........................................................................         39

2. FINANCIAL STATEMENT SCHEDULE. The following financial statement schedule of the company as of and for the years ended December 31, 2001, 2000 and 1999, is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the company.

      SCHEDULE        TITLE                                                                                                   PAGE
      --------        -----                                                                                                   ----
         II           Valuation and Qualifying Accounts                                                                        49

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.





3. EXHIBITS (in accordance with Item 601 of Regulation S-K).

    3.1          Restated Certificate of Incorporation of the Registrant.

    3.2 Amended and Restated By laws of the Registrant. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998).

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

   10.2 Incentive Stock Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No.33-80453)).

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

   10.5 Form of Exclusive Distribution Agreement. (Incorporated herein by reference to the same-numbered exhibit filed previously with our Registration Statement on Form S-1 (Registration No. 33-80453)

   10.6 Form of Exclusive Sales Representative Agreement. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Registration Statement on Form S-1 (Registration No. 33-80453)).

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

  10.29 Employment Letter Agreement, between the Registrant and Bruce P. Prothro amended May 19, 1999. (Incorporated herein by reference to Exhibit 10.32 filed previously with the Registrant's Quarterly Report on Form 10-Q for the period ended April 3, 1999).

  10.30+ Litigation Settlement Agreement, between the Registrant and ETHICON Inc. dated June 24, 1999 (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 1999).

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

  10.35 Nonstatuatory Stock Option Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with this the Registrant's Quarterly Report on Form 10-K for the period ended December 31, 1999.)

  10.36 License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant's Annual Report on Form 10-Q for the period ended July 1, 2000.)

  10.37 Change of control Agreement between the Registrant and Michael Baker, CEO, dated September 25, 2001. (Incorporated herein by reference to the same - numbered exhibit filed previously with the Registrant's Quarterly on form 10-Q for the period ended September 29, 2001.

  21.1           Subsidiaries of the Registrant.
  23.1           Consent of PricewaterhouseCoopers LLP, Independent Accountants
  24.1           Power of Attorney (see Page xx).


(a)  Confidential treatment granted.

(b)  Reports on Form 8-K

(c)  None










                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ArthroCare Corporation:

         In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a) 1 on page 31 present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in the accompanying index appearing under Item 14(a) 2 on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






/s/ PricewaterhouseCoopers LLP

San Jose, California
January 25, 2002

                             ARTHROCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                                    December 31
                                                                                                -------------------

                                                                                                 2001         2000
                                                                                                -------     -------
                                            ASSETS
       Current assets:
          Cash and cash equivalents                                                          $  41,507    $  35,782
          Available-for-sale securities                                                         26,662       32,256
          Accounts receivable, net of allowances
            of $776 in 2001 and $560 in 2000                                                    18,567       16,209
          Inventories                                                                           14,207       13,702
          Deferred tax asset                                                                     4,079        6,744
          Prepaid expenses and other current assets                                              2,171        1,679
                                                                                             ---------    ---------
            Total current assets                                                               107,193      106,372
          Available-for-sale securities                                                          8,526       18,776
          Property and equipment, net                                                           13,068        9,469
          Related party receivables                                                              1,205        1,205
          Deferred tax asset                                                                     3,415        4,398
          Other assets                                                                             290          242
                                                                                             ---------    ---------
                Total assets                                                                 $ 133,697    $ 140,462
                                                                                             =========    =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
          Accounts payable                                                                   $   3,142    $   3,985
          Accrued liabilities                                                                    1,111        1,629
          Accrued compensation                                                                   3,837        2,860
          Income taxes payable                                                                     461           --
          Deferred revenue                                                                          --          825
          Capital lease obligation, current portion                                                 --           60
                                                                                             ---------    ---------
                Total current liabilities                                                        8,551        9,359
       Capital lease obligation, less current portion                                                            22
       Deferred rent                                                                                53           85
       Deferred revenue                                                                             --        4,651
                                                                                             ---------    ---------
                Total liabilities                                                                8,604       14,117

       Commitments and contingencies: (Note 5)

       Preferred stock, par value $0.001:
          Authorized: 5,000 shares;
          Issued and outstanding: none                                                              --           --
       Common stock, par value $0.001:
          Authorized: 75,000 shares;
          Issued and outstanding: 21,855 shares in 2001 and 22,216 shares in 2000                   22           22
          Treasury stock: 951 shares in 2001, none in 2000                                     (18,987)          --
       Additional paid-in capital                                                              146,081      137,302
       Accumulated other comprehensive loss                                                     (1,724)        (620)
       Accumulated deficit                                                                        (299)     (10,359)
                                                                                             ---------    ---------
       Total stockholders' equity                                                              125,093      126,345
                                                                                             ---------    ---------
                Total liabilities and stockholders' equity                                   $ 133,697    $ 140,462
                                                                                             =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             ARTHROCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       Year Ended December 31,
                                                -------------------------------------
                                                   2001          2000         1999
                                                -----------  -----------  -----------
  Revenues:
        Product sales                            $  75,247    $  64,012    $  44,219
        Royalties, fees and other                    8,075        3,615        4,857
                                                 ---------    ---------    ---------
        Total revenues                              83,322       67,627       49,076

  Cost of product sales                             27,691       25,662       19,185
                                                 ---------    ---------    ---------
        Gross profit                                55,631       41,965       29,891
                                                 ---------    ---------    ---------

  Operating expenses:
        Research and development                     8,036        7,145        4,929
        Sales and marketing                         34,599       22,472       15,493
        General and administrative                   5,306        4,850        4,820
                                                 ---------    ---------    ---------

        Total operating expenses                    47,941       34,467       25,242
                                                 ---------    ---------    ---------

                Income from operations               7,690        7,498        4,649

  Interest income                                    3,434        4,845
  Interest expense                                     (53)          --        1,156
  Other income (expense)                             4,666           58          (22)
                                                 ---------    ---------    ---------

  Income before income taxes                        15,737       12,401        5,774
  Income tax provision/(benefit)                     5,677       (3,444)         231
                                                 ---------    ---------    ---------

  Net income before cumulative effect of a
    change in accounting principle                  10,060       15,845        5,543
  Cumulative effect on prior years of the
    adoption of SAB101 "Revenue Recognition
    In Financial Statements"                            --       (4,300)          --
                                                 ---------    ---------    ---------
  Net income                                     $  10,060    $  11,545    $   5,543
                                                 =========    =========    =========

  Net income per share--basic:
       Net income per share before cumulative
         effect of a change in accounting
         principle                               $    0.45    $    0.72    $    0.29

       Cumulative effect on prior years of the
         adoption of SAB 101 "Revenue
         Recognition in Financial Statements"           --        (0.19)          --
                                                 ---------    ---------    ---------
  Basic net income per share                     $    0.45    $    0.53    $    0.29
                                                 =========    =========    =========
  Shares used in computing basic net income
   per common  share                                22,222       21,923       18,920

  Net income per share--diluted:
       Net income per share before cumulative
         effect of a change in accounting
         principle                               $    0.43    $    0.68    $    0.27

       Cumulative effect on prior years of the
         adoption of SAB 101 "Revenue
         Recognition in Financial Statements"           --        (0.18)          --
                                                 ---------    ---------    ---------
  Diluted net income per common share            $    0.43    $    0.50    $    0.27
                                                 =========    =========    =========

  Shares used in computing diluted income
    per common share                                23,182       23,167       20,474

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             ARTHROCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)

                                                                                                          Notes
                                                  Common       Common     Treasury       Additional    Receivable
                                                  Stock        Stock       Stock           Paid-In        from          Deferred
                                                  Shares       Amount      Amount          Capital     Stockholders   Compensation
                                                  ------       ------      ------          -------     ------------   -------------
BALANCES, DECEMBER 31, 1998                    17,945,936          18   $       --    $     49,892        $    (51)   $        (68)
 Issuance of common stock through:
  Secondary offering at $28.00 per share
   net of issuance costs of $5,165              2,737,000           3           --          71,468              --              --
  Exercise of options                             671,220          --           --           3,626            (273)             --
  Employee stock purchase plan                     27,814          --           --             204              --              --
  Amortization of deferred compensation                --          --           --              --              --              68
  Repayment of notes receivable from
   stockholder                                         --          --           --              --              51              --
  Change in unrealized gain on
   available-for sale securities                       --          --           --              --              --              --
  Currency translation adjustment                      --          --           --              --              --              --
    Net income                                         --          --           --              --              --              --
                                              -----------    --------   ----------    ------------        --------    ------------
BALANCES, DECEMBER 31, 1999                    21,381,970          21           --         125,190            (273)             --
                                              -----------    --------   ----------    ------------        --------    ------------

  Issuance of common stock through:
    Exercise of options                           790,857           1           --           4,632              --              --
    Employee stock purchase plan                   17,750          --           --             398              --              --
    Employee bonus                                  6,048          --           --             163              --              --
    Restricted stock expense                       19,000          --           --             428              --              --
    Stock compensation                                 --          --           --             246              --              --
    Income tax benefit resulting
     from exercise of stock options                    --          --           --           6,245              --              --
  Repayment of notes receivable from
   stockholder                                         --          --           --              --             273              --
  Change in unrealized gain on available-
   for-sale securities                                 --          --           --              --              --              --
  Currency translation adjustment                      --          --           --              --              --              --
     Net income                                        --          --           --              --              --              --
                                              -----------    --------   ----------    ------------        --------    ------------
BALANCES, DECEMBER 31, 2000                    22,215,625          22           --         137,302              --              --
                                              -----------    --------   ----------    ------------        --------    ------------

  Issuance of common stock through:
    Exercise of options                           558,883          --           --           4,961              --              --
    Employee stock purchase plan                   30,053          --           --             493              --              --
    Employee bonus                                  1,063          --           --              21              --              --
    Restricted stock expense                           --          --           --             232              --              --
    Stock compensation                                 --          --           --             268              --              --
  Income tax benefit resulting
     from exercise of stock options                    --          --           --           2,804              --              --
    Change in unrealized gain on available
     for-sale securities                               --          --           --              --              --              --
  Currency translation adjustment                      --          --           --              --              --              --
    Purchase of common stock                     (951,000)         --      (18,987)             --              --              --
    Net income                                         --          --           --              --              --              --
                                              -----------    --------   ----------    ------------        --------    ------------
BALANCES, DECEMBER 31, 2001                    21,854,624          22   $  (18,987)   $    146,081        $     --    $         --
                                              ===========    ========   ==========    ============        ========    ============

                                                Accumulated
                                                   Other                          Total
                                               Comprehensive    Accumulated   Stock holders'  Comprehensive
                                                Income/(loss)     Deficit         Equity      Income/(loss)
                                                ------------      -------         ------      -------------
BALANCES, DECEMBER 31, 1998                     $      (39)     $  (27,447)     $   22,305       $  (2,190)
 Issuance of common stock through:
  Secondary offering at $56.00 per share
   net of issuance costs of $5,165                      --              --          71,471              --
   Exercise of options                                  --              --           3,353              --
   Employee stock purchase plan                         --              --             204              --
  Amortization of deferred compensation                 --              --              68              --
  Repayment of notes receivable from
   stockholder                                          --              --              51              --
  Change in unrealized gain on
   available-for sale securities                       (33)             --             (33)            (33)
  Currency translation adjustment                      (79)             --             (79)            (79)
    Net income                                          --           5,543           5,543           5,543
                                                ----------      ----------      ----------       ---------
BALANCES, DECEMBER 31, 1999                           (151)        (21,904)        102,883           5,431
                                                ----------      ----------      ----------       ---------

  Issuance of common stock through:
    Exercise of options                                 --              --           4,633              --
    Employee stock purchase plan                        --              --             398              --
    Employee bonus                                      --              --             163              --
    Restricted stock expense                            --              --             428              --
    Stock compensation                                  --              --             246              --
    Income tax benefit resulting
    from exercise of stock options                      --              --           6,245              --
  Repayment of notes receivable from
    stockholder                                         --              --             273              --
  Change in unrealized gain on available
   for-sale securities                                (160)             --            (160)           (160)
  Currency translation adjustment                     (309)             --            (309)           (309)
     Net income                                         --          11,545          11,545          11,545
                                                ----------      ----------      ----------       ---------
BALANCES, DECEMBER 31, 2000                           (620)        (10,359)        126,345          11,076
                                                ----------      ----------      ----------       ---------

  Issuance of common stock through:
    Exercise of options                                 --              --           4,961              --
    Employee stock purchase plan                        --              --             493              --
    Employee bonus                                      --              --              21              --
    Restricted stock expense                            --              --             232              --
    Stock compensation                                  --              --             268              --
  Income tax benefit resulting
   from exercise of stock options                       --              --           2,804              --
  Change in unrealized gain on available
   for-sale securities                                 308              --             308             308
  Currency translation adjustment                   (1,412)             --          (1,412)         (1,412)
    Purchase of common stock                            --              --         (18,987)             --
    Net income                                          --          10,060          10,060          10,060
                                                ----------      ----------      ----------       ---------
BALANCES, DECEMBER 31, 2001                     $   (1,724)     $     (299)     $  125,093       $   8,956
                                                ==========      ==========      ==========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             ARTHROCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Year Ended December 31,
                                                                               --------------------------------------

                                                                                 2001           2000           1999
                                                                               --------       --------       --------
Cash flows from operating activities:
  Net income                                                                   $ 10,060       $ 11,545       $  5,543
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                5,752          4,136          2,415
     Provision for doubtful accounts receivable and product returns                 216           (123)           214
     Provision for excess and obsolete inventory                                   (323)          (390)           740
     Loss on disposal of property and equipment                                      --             --             74
     Non cash stock compensation expense                                            500            674             68
     Issuance of common stock for employee bonuses                                   21            163             --
     Income tax benefit relating to employee stock options                        2,804          6,245             --
     Deferred rent                                                                  (32)           (49)            (6)
Changes in operating assets and liabilities:
     Accounts receivable                                                         (3,238)        (2,169)        (8,159)
     Inventories                                                                   (330)        (6,352)          (631)
     Deferred tax asset                                                           3,648        (11,142)            --
     Prepaid expenses and other current assets                                     (597)          (960)           319
     Accounts payable                                                            (1,002)         1,055          1,133
     Accrued liabilities                                                            459            566          1,133
     Income taxes payable                                                           461             --             --
     Deferred revenue                                                            (5,476)         5,454           (495)
     Other assets                                                                   (48)            23             75
                                                                               --------       --------       --------
         Net cash provided by operating activities                               12,875          8,676          2,423
                                                                               --------       --------       --------

Cash flows from investing activities:
      Purchases of property and equipment                                        (9,351)        (6,239)        (5,295)
      Purchases of available-for-sale securities                                (62,931)       (65,148)       (29,084)
      Sales or maturities of available-for-sale securities                       79,083         45,688          2,551
                                                                               --------       --------       --------

          Net cash provided by (used in) investing activities                     6,801        (25,699)       (31,828)
                                                                               --------       --------       --------

Cash flows from financing activities:
      Issuance of notes receivable to related parties                                --             --           (848)
      Purchase of treasury stock                                                (18,987)            --             --
      Repayment of capital leases                                                   (82)           (65)           (64)
      Repayment of notes receivable from related parties                             --             --             93
      Repayment of notes receivable from stockholder                                 --            273             51
      Proceeds from issuance of common stock net of issuance costs                  493            398         71,675
      Proceeds from exercise of options to purchase common stock                  4,961          4,633          3,626
                                                                               --------       --------       --------
          Net cash provided by (used in) financing activities                   (13,615)         5,239         74,533
                                                                               --------       --------       --------

Effect of exchange rate on changes in cash                                         (336)          (309)           (79)
                                                                               --------       --------       --------

Net increase (decrease) in cash and cash equivalents                              5,725        (12,093)        45,049
Cash and cash equivalents, beginning of year                                     35,782         47,875          2,826
                                                                               --------       --------       --------

Cash and cash equivalents, end of year                                         $ 41,507       $ 35,782       $ 47,875
                                                                               ========       ========       ========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                         13             10             23
      Cash paid for income tax                                                       95            300             93

  The accompanying notes are an integral part of these consolidated financial statements.

                             ARTHROCARE CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY:

    ArthroCare Corporation ("we" or the "company") was incorporated on April 29, 1993. We design, develop, manufacture and market medical devices for use in soft-tissue surgery. Our principal operations commenced in August 1995, at which time we emerged from the development stage.

    We sold 5,060,000 shares of common stock (including 660,000 shares from the exercise of the underwriter's over-allotment option) at $7.00 per share through an initial public offering in February 1996. Net proceeds (after underwriter's commissions and fees along with other costs associated with the offering) totaled $31,857,000. Upon completion of the offering, all outstanding shares of preferred stock (a total of 17,356,000 shares) were converted into shares of common stock on a two-for-one basis.

    In October and November 1999, we sold 2,737,000 shares of common stock at $28.00 per share through a secondary offering. The net proceeds from this offering (after underwriter's commissions and fees along with other costs associated with the offering) totaled $71,471,000.

    We intend to finance operations primarily through cash, cash equivalents and available-for-sale securities, together with future product sales. There can be no assurance that the company will not require additional funding or that such funding will be available on acceptable terms, if at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation. We maintain a fifty-two/fifty-three week fiscal year cycle ending on a Saturday. To conform our fiscal year ends, we must add a fifty-third week to every fifth or sixth fiscal year. Fiscal 2001, 2000 and 1999 were fifty-two week years. For presentation purposes all year end dates in the accompanying consolidated financial statements are shown as December 31.

    Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

    Revenue Recognition. We recognize revenue upon shipment of our products to customers, upon fulfillment of acceptance terms, if any, when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of a provision for estimated product returns. Revenue related to collaborative research and development contracts is recognized as the related work is performed. We recognize license fee and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

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

    Reclassification. Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported total assets, liabilities, stockholders' equity or net income.

    Research and Development. Research and development costs are charged to operations as incurred.

    Stock-based Compensation. We have adopted the proforma disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation". The proforma disclosures are presented in Note 7. As permitted, we continue to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees." We account for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

    Computation of Net Income per Common Share. Basic net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of shares of common stock outstanding and potential shares of common stock when they are dilutive.

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                               2001       2000        1999
                                                                               ----       ----        ----
Basic:
       Net income before cumulative effect of a change in accounting
       principle                                                             $ 10,060   $ 15,845    $  5,543
       Cumulative effect on prior years of the change in accounting
       principle                                                                   --     (4,300)         --
                                                                             --------   --------    --------
       Net income                                                            $ 10,060   $ 11,545    $  5,543
                                                                             ========   ========    ========

       Weighted average common shares outstanding                              22,222     21,923      18,920
                                                                             ========   ========    ========
       Net income per share before cumulative effect of a change
       in accounting principle                                               $   0.45   $   0.73    $   0.29
                                                                             ========   ========    ========
       Net income per share                                                  $   0.45   $   0.53    $   0.29
                                                                             ========   ========    ========
Diluted:
       Net income before cumulative effect of a change in accounting
       principle                                                             $ 10,060   $ 15,845    $  5,543
       Cumulative effect on prior years of the change in accounting
       principle                                                                   --     (4,300)         --
                                                                             --------   --------    --------

       Net income                                                            $ 10,060   $ 11,545    $  5,543
                                                                             ========   ========    ========
       Weighted average common shares outstanding                              22,222     21,923      18,920
       Options to purchase common stock                                           883      1,174       1,356
       Warrants                                                                    77         70         198
                                                                             --------   --------    --------
       Total weighted common stock and common stock equivalents                23,182     23,167      20,474
                                                                             ========   ========    ========
       Net income per share before cumulative effect of a change
       in accounting principle                                               $   0.43   $   0.68    $   0.27
                                                                             ========   ========    ========
       Net income per share                                                  $   0.43   $   0.50    $   0.27
                                                                             ========   ========    ========

Antidilutive securities:
       Options to purchase common stock                                           397         41          32
                                                                             ========   ========    ========

     Recent Accounting Pronouncements.

     In November 2001, the Financial Accounting Standards Board ("FASB") Emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, which is codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products should be characterized as a reduction of revenue when recognized in the vendor's income statement. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue is effective for our first quarter ended March 31, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We are currently evaluating the effects of these changes and while the net income previously included in our consolidated financial statements will not change we may be required to reclassify certain commissions from operating expenses to revenue.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 required that all business combinations initiated after June 30, 2001 be accounted for under a single method-the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of goodwill and will cease upon adoption of SFAS 142. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We believe that the adoption of these standards will not have a material impact on our financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS 144 supersedes FASB Statement No. 121 and APB Opinion No. 30, however, it retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We believe that SFAS 144 will not have a material impact on our financial position or results of operations of the Company.

3.       AVAILABLE-FOR-SALE SECURITIES:

         The following summarizes our available-for-sale securities at December 31, (in thousands):

                                                                                2001
                                                  ----------------------------------------------------------------------------
                                                  Amortized        Gross        Gross          Accrued         Fair
                                                     Cost       Unrealized    Unrealized       Interest        Market
                                                                   Gains        Losses                         Value

                                                  ----------------------------------------------------------------------------
Maturity date less than 1 year:

    Government agencies                           $10,124        $    49        $    --         $    --             $10,173
    Corporate notes and bonds                      16,483             12             (6)             --              16,489

Maturity date greater than 1 year:

    Corporate securities                            8,471             72            (17)             --               8,526
                                                  -------        -------        -------         -------             -------
Total                                             $35,078        $   133        $   (23)        $    --             $35,188
                                                  =======        =======        =======         =======             =======

                                                                                2000
                                                  ----------------------------------------------------------------------------
                                                  Amortized        Gross        Gross          Accrued         Fair
                                                     Cost       Unrealized    Unrealized       Interest        Market
                                                                   Gains        Losses                         Value
                                                  ---------------------------------------------------------------------------
Maturity date less than 1 year:

    Commercial paper                              $26,737        $   120        $    (7)        $    --             $  2685
    Corporate notes and bonds                       5,371             35             --              --               5,406

Maturity date greater than 1 year:

    Corporate securities                            5,000             --           (458)             --               4,542

    Corporate notes and bonds                      14,090            112             --              32              14,234
                                                  -------        -------        -------         -------             -------
Total                                             $51,198        $   267        $  (465)        $    32             $51,032
                                                  =======        =======        =======         =======             =======

    Realized gains were $4.4 million and more in fiscal 2001 and 2000, respectively.

4.  BALANCE SHEET DETAIL:
                                                      December 31,
                                                      ------------
                                                      (in thousands)
                                                  2001             2000
                                                  ----             ----
               Inventories:
                  Raw materials                 $ 5,678          $ 5,915
                  Work-in-process                 2,692            3,278
                  Finished goods                  5,837            4,509
                                                -------          -------
                                                $14,207          $13,702
                                                =======          =======

             Prepaid expenses and other current assets:
                Prepaid supplies                          $     --    $    525
                Prepaid marketing fees                          --         488
                Prepaid insurance                              285          74
                Prepaid rent                                   428          15
                Other                                        1,458         577
                                                          --------    --------
                                                          $  2,171    $  1,679
                                                          ========    ========

             Property and equipment:
                Machinery and equipment                   $  1,787    $  1,759
                Construction in Process                      2,414          --
                Tooling and molds                              906         814
                Computer equipment                           4,189       2,829
                Controller placements                       17,315      11,781
                Furniture and fixtures                         386         381
                Leasehold improvements                         350         432
                                                          --------    --------
                                                            27,347      17,996

                  Less accumulated depreciation and
                    amortization                           (14,279)     (8,527)
                                                          --------    --------
                                                          $ 13,068    $  9,469
                                                          ========    ========

             Equipment acquired under capital leases
                included in property and equipment above:
                Machinery and equipment                   $     --    $    109
                Computer equipment                             212         217
                                                          --------    --------
                                                               212         326
                  Less accumulated amortization               (212)       (241)
                                                          --------    --------
                                                          $     --    $     85
                                                          ========    ========

             Accrued liabilities:
                Accrued professional fees                 $    103    $    198
                Accrued warranty                               238         198
                Other                                          770       1,233
                                                          --------    --------
                                                          $  1,111    $  1,629
                                                          ========    ========

5.   COMMITMENTS AND CONTINGENCIES:

     Operating Leases. We lease our facilities and certain equipment under operating leases. The company recognizes rent expense on a straight-line basis over the lease term. At December 31, 2001, total future minimum lease payments are as follows (in thousands):

                              2002               $1,591
                              2003                1,553
                              2004                1,602
                              2005                1,653
                              2006                1,752
                              Thereafter            659
                                                 ------
                                                 $8,810
                                                 ======


     Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,155,000, $594,000, and $595,000, respectively.

6.   LITIGATION

   On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. ("the Defendant") in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare, Specifically, the Defendants use, import, market and sell an electrosurgical system under the name Dyonics Control RF System that infringes these patents. AthroCare seeks; (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control RF System; and (3) an award of damages (including attorneys' fees) to compensate us for lost profits and Defendant's use of our inventions, with the damages to be trebled because of the Defendant's willful infringement.

   In conjunction with a medial malpractice suit against a physician, a product liability suit was brought against us in the Superior Court Arizona, county of Yavapi on August 24, 2001. The lawsuit alleges that a patient, D. Earl suffered internal and external injury to the patient's knee as a result of a defective ArthroCare probe used in an arthrospopy procedure on the patient. ArthroCare believes these claims to be without merit.

   On August 29, 2001, Inamed Corporation filed a demand for arbitration in Santa Clara county, California. The demand alleges that ArthroCare wrongfully terminated its License and Distribution agreement with Inamed and seeks damages for breach of contract including the repayment of licensing fees. ArthroCare believes Inamed's claims are without merit and, on October 10, 2001, ArthroCare filed and Answer and Counter claim seeking damages for Inamed's breach of contract.


7.   STOCKHOLDERS' EQUITY:

   Stock Split. In March 2000, our Board of Directors approved a two-for-one stock split of our common stock, effective for stockholders of record as of June 19, 2000. Our common stock began trading on a post-split basis on July 5, 2000. All references in the accompanying consolidated financial statements to the number of common shares have been restated to give the effect to the stock split.

   Preferred Stock. Under our Certificate of Incorporation, we are authorized to issue preferred stock. At December 31, 2001, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding as the previously outstanding preferred stock was converted into common stock in connection with our initial public offering in 1996.

   Treasury Stock. In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, subject to certain limitations and conditions. We repurchased 154,000 shares in the quarter ended June 30, 2001 at a cost of $2.7 million, 647,000 shares in the quarter ended September 30, 2001 at a cost of $13.6 million, and 150,000 shares in the quarter ended December 31, 2001 at a cost of $2.7 million. The shares will be used to offset the potentially dilutive effect of employee incentive programs and may be used for other purposes that we deem appropriate.

     Stock Option Plans. In May 1993, we approved the 1993 Stock Plan (1993
Plan) under which the Board of Directors is authorized and directed to enter into stock option agreements with selected individuals. 272,000 shares were authorized at the inception of the 1993 Plan with 500,000, and 2,300,050 additional shares authorized in 1994, and 1995, respectively. In May 1998, and June 2000, our stockholders approved increases in the number of shares reserved for issuance under the 1993 Plan by an aggregate of 1,500,000 and 800,000, respectively, for a total of 5,372,050. Options granted under the 1993 Plan generally become exercisable over a 48-month period. In August 1999, we granted 38,000 shares of restricted stock in accordance with the terms of the 1993 Plan, which vested every six months over two years.

Activity under the 1993 Plan is as follows (in thousands):

                                          Shares
                                         Available             Outstanding Options
                                                     ----------------------------------
                                            For          Number       Weighted-Average
                                           Grant        of Shares      Exercise-Price
                                        -----------  --------------  ------------------
     BALANCES, DECEMBER 31, 1998            1,120          2,863          $  5.59
                                        ---------      ---------
     Options granted                         (777)           777          $ 10.06
     Options exercised                         --           (594)         $  4.24
     Options canceled                         172           (172)         $  7.02
                                        ---------      ---------
     BALANCES, DECEMBER 31, 1999              515          2,874          $  6.90
                                        ---------      ---------
     Additional shares authorized             800             --
     Options granted                         (352)           353          $ 21.47
     Options exercised                         --           (730)         $  5.62
     Options canceled                          18            (18)         $  9.92
                                        ---------      ---------
     BALANCES, DECEMBER 31, 2000              981          2,479          $  9.45
                                        ---------      ---------
     Options granted                         (400)           400          $ 27.75
     Options exercised                         --           (402)         $ 24.66
     Options cancelled                         46            (47)         $  8.76
                                        ---------      ---------
     BALANCES, DECEMBER 31, 2001              627          2,430          $ 12.82
                                        =========      =========

     At the end of 2001, 2000, and 1999, there were 1,496,000, 1,228,000, and
1,179,000 options, respectively, exercisable under the 1993 Plan.

     In December 1995, we adopted the Director Option Plan ("Director Plan") and reserved 200,000 shares of common stock for issuance to directors under this plan. The plan allows for an initial grant and automatic annual grants of options to outside directors of the company. In June 2000, our shareholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 290,000 shares for a total of 490,000. For fiscal years, 2001, 2000 and 1999 outstanding options under the Director Plan were 310,000, 153,000 and 96,000, respectively, with 276,000 options exercisable as of December 31, 2001.

     Nonstatutory Option Plan. In August 1999, we approved the Nonstatutory Option Plan (1999 Plan). In June 2001 we authorized an amendment, effective April 26, 2001, maximizing the aggregate numbers of shares authorized under the plan to be 2,150,000. For fiscal years 2001, 2000 and 1999 there were 1,917,000, 1,283,000, and 499,000 options outstanding, respectively with 509,000 options exercisable as of December 31,2001.

     Employee Stock Purchase Plan. In December 1995, we approved the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under this plan. For fiscal years 2001, 2000 and 1999, 30,000 shares, 18,000 shares and 28,000 shares of common stock were sold under the Employee Stock Purchase Plan, respectively.

     Warrants. In January 1998, we issued a warrant to purchase 160,000 shares of common stock at a purchase price of $6.00 per share to certain international employees. The warrant became exercisable over a four-year period. In March 1999, we issued warrants to purchase 80,000 shares of our common stock at a purchase price of $7.00 per share to certain international employees. The warrant became exercisable over a four-year period. There were 93,000, 153,000 and 160,000 warrants outstanding during each of fiscal years 2001, 2000, and 1999, respectively, of which 67,000, 47,000 and 10,000 were exercisable at the end of 2001, 2000 and 1999, respectively.

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

     Stock-Based Compensation. We have adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and continue to account for options granted to employees under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost for the 1993 Plan, the Director Plan, the Non-Statutory Option Plan and the Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 2001, 2000, and 1999 consistent with the provisions of SFAS No. 123, the company's net income per common share and fully diluted net income per common share for the years ended December 31, 2001, 2000, and 1999 would have been as indicated below:

                                                                Year Ended December 31,
                                                         (in thousands, except per share data)
                                                    -----------------------------------------------
                                                         2001             2000             1999
                                                    --------------  ----------------  -------------
         Net income -- as reported                    $ 10,060           $ 11,545          $ 5,543
         Net income (loss) -- pro forma               $ (2,675)          $  3,775          $ 2,768

         Basic net income per common share as
          reported                                    $   0.45           $   0.53          $  0.29

         Basic net income (loss) per common
          share pro forma                             $  (0.12)          $   0.17          $  0.14

         Net income per diluted share as
          reported                                    $   0.43           $   0.50          $  0.27

         Net income (loss) per diluted share
          pro forma                                   $  (0.12)          $   0.16          $  0.13


The fair value of each option grant is estimated on the date of grant using the Black-Sholes model with the following weighted average assumptions:

Stock Option Plans
                                        Year Ended December 31,
                                -----------------------------------------
                                    2001          2000           1999
                                ------------  ------------ --------------
      Risk-free interest rate    3.61-5.08%    4.98-7.13%     4.98-7.13%
      Expected life               5 years       5 years        4 years
      Expected dividends              --            --             --
      Expected volatility             70%           80%            52%


Employee Stock Purchase Plan
                                        Year Ended December 31,
                                -----------------------------------------
                                    2001          2000           1999
                                ------------  ------------ --------------
      Risk-free interest rate    1.80-4.06%    5.96-7.18%     4.87-5.44%
      Expected life              0.5 year      0.5 year       0.5 year
      Expected dividends              --            --             --
      Expected volatility             70%           96%            82%

The options outstanding and currently exercisable by exercise price for all plans at December 31, 2001 were as follows (in thousands, except per share data and contractual life):

                                             Weighted                          Number
                                              Average         Weighted       Exercisable       Weighted
                                             Remaining         Average          As of          Average
    Exercise                 Number         Contractual       Exercise       December 31,      Exercise
      Price                Outstanding         Life             Price           2001            Price
---------------         ---------------  ---------------  ---------------   ---------------   ----------
$ 0.1000  - $ 0.1000         30,000             1.38         $  0.1000         30,000          $   0.10
  0.1600  -   4.1250        476,763             5.34            3.8600        476,763              3.86
  4.5000  -   7.0000        583,413             6.28            6.0981        468,192              5.89
  7.4375  -  13.7550        590,204             7.78           10.2113        315,098              8.98
 16.2800  -  17.3750        556,379             8.23           17.0969        205,904             17.26
 17.6250  -  21.4065        569,396             8.71           20.0549        166,821             20.62
 22.6000  -  22.6000        100,000             9.42           22.6000         75,000             22.60
 23.0000  -  23.0000        596,389             8.48           23.0000        223,950             23.00
 23.4100  -  26.7400        203,000             9.20           24.8069         78,250             23.98
 27.5600  -  48.5625        953,784             9.13           31.5693        240,778             36.48
                          ---------             ----         ---------      ---------          --------
                          4,659,328             7.86         $ 17.9170      2.299,769          $14.1240

    Stock compensation expense recognized as a result of stock options granted to employees and common stock issued subject to repurchase provisions was $232,000, $428,000 and $68,000 for the years ended December 31, 2001, 2000, and
1999, respectively.

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

    Also in connection with our incorporation, we entered into a consulting agreement with a consulting and research firm, which is headed by one of our founders. This consulting and research firm was contracted to perform research related to the development of hand-held instruments used in arthroscopic procedures. Research and development costs incurred on this contract in fiscal 2001, 2000, and 1999 were approximately $58,000, $68,000, and $85,000, respectively.

    In June 1997, we loaned an officer $500,000 pursuant to a provision in the officer's employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer's residence and is due and payable upon either the officer's termination of employment or the sale of the officer's residence. If the officer is terminated by us, or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2001, $500,000 of principal was outstanding on this note.

    In November 1997, we issued a relocation loan of $130,000 to an employee. This loan is collateralized by the employee's residence and is due and payable upon either the sale or transfer of the property or the termination of the officer's employment with us and bears no interest. As of December 31, 2001, $130,000 of principal was outstanding on this loan.

    In April 1999, we loaned an officer $225,000 pursuant to a provision in the officer's employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer's residence and is due and payable upon either the officer's termination of employment or the sale of the officer's residence. If the officer is terminated by us or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2001, $225,000 of principal was outstanding on this note.

    In May 1999, we loaned an officer $350,000 pursuant to a provision in the officer's employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer's residence and is due and payable upon either the officer's termination of employment or the sale of the officer's residence. If the officer is terminated by us or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2001, $350,000 of principal was outstanding on this note.

    In June 2001, we loaned an officer $100,000. The promissory note, which bears interest, is due and payable at December 31, 2001. As of December 31, 2001, there is no balance outstanding on this note.

9.  INCOME TAXES:

The income tax provision (benefit) consisted of the following;

                                        December 31,  December 31,  December 31,
                                            2001          2000          1999
    Current

            Federal                      $   1,400     $    691       $   204
            State                              147          300            --
            Foreign                            482           84            27
                                         ----------    ---------      --------
                      Total current          2,029        1,075           231
                                         ----------    ---------      --------

    Deferred

            Federal                          2,465       (2,091)           --
            State                            1,000       (1,797)           --
            Foreign                            183         (631)           --
                                         ----------    ---------      --------
                      Total deferred         3,648       (4,519)           --


 Total income tax provision/(benefit)    $   5,677     $ (3,444)      $   231
                                         ==========    =========      ========

The income tax provision (benefit) differed from a provision (benefit) computed at the U.S. statutory tax rate as follows:

                                                          2001              2000            1999
                                                      --------------------------------------------

 Statutory tax rate provision                           $  5,508        $   4,340        $  1,963
 Foreign research and development cost share                 482            3,029              --
 Differences in foreign tax rates                            (85)              62             218
 Foreign sales corporation benefit                            --             (157)             (9)
 State income taxes                                          624              712             327
 Nondeductible expenses                                      104              278             134
 Research and development credits                           (469)            (809)           (154)
 Change in valuation allowance                                --          (11,238)           (501)
 Stock based compensation                                     --               --          (1,897)
 Other                                                      (487)             339             150
                                                        --------        ---------        --------
 Total income tax provision/(benefit)                   $  5,677        $  (3,444)       $    231
                                                        ========        =========        ========


    In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. We evaluate our net operating losses and other deferred tax assets and liabilities in relation to our recent earnings history and our projected future earnings. As a result of this review for fiscal 2000 we determined that a valuation allowance was no longer required and it was reversed on September 30, 2000, which resulted in a deferred tax benefit of $4,897,000.

    At December 31, 2001, we had federal and state net operating loss carryforwards of approximately $16,700,000 and $6,200,000, respectively. The federal net operating loss carryover begins to expire in 2011. The state net operating loss carryover begins to expire in 2002. In addition, we have approximately $2,300,000 and $1,100,000 of federal and state research and development credit carryforwards available to offset future income taxes. These federal credits begin to expire in 2008.

    Under the Internal Revenue Code, certain substantial changes in a company's ownership could result in an annual limitation on the amount of net operating loss carryfowards and income tax credits which can be utilized in future years to offset future taxable income.

    Our deferred tax assets and liabilities consist of the following (in thousands):

                                                      December 31,  December 31,
                                                          2001          2000
                                                      ------------  ------------

        Deferred tax assets:
           Net operating loss carryforwards                $  6,670    $  4,705
           Capitalized research and development costs           275         760
           Research and development credit                    3,415       2,814
           Allowances and reserves                              824       4,753
           Research and development cost share and other     (3,690)     (1,890)
                                                           --------    --------
        Net deferred tax assets                            $  7,494    $ 11,142
                                                           ========    ========






10. EMPLOYEE BENEFIT PLAN:

    We maintain a Retirement Savings and Investment Plan (401(k) Plan) which covers substantially all employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. We matched approximately $95,000 and $54,000 of employee contributions to the 401(k) Plan in fiscal 2001 and 2000, respectfully.

11. SEGMENT INFORMATION:

     We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following:
ArthroCare (for our arthroscopic surgery business), ArthroCare Spine (including spinal and neuro surgery), ENTec (for ear, nose and throat surgery), Visage 9for cosmetic surgery) and ArthroCare ENDO (for gynecology, urology and general surgery). The accounting policies of our business units are the same as those described in Note 1. For fiscal 2001 our reportable segments were ArthroCare, ArthroCare Spine and ENTec for which product sales were $62.2 million, $4.5 million and $7.1 million, respectively, with all others amounting to $1.4 million. For fiscal 2000 our reportable segments were Arthroscopy. ENTec and Visage for which product sales were $54.1 million, $3.1 million and $4.1 million, respectively, with all others amounting to $2.7 million. For fiscal 1999 we had only one reportable segment, ArthroCare, which had product sales of $39.9 million with all other segments amounting to $4.3 million.

     Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. The following table represents a summary of revenues and long-lived assets by geographical region.

                                         2001         2000        1999
                                      --------------------------------
Revenues:
    United States                        62.0         54.9        37.4
    International                        13.2          9.1         6.8
                                      --------------------------------
    Total                                75.2         64.0         7.2
                                      --------------------------------
Long-lived assets:
    United States                        11.1          8.8         7.2
    International                         2.0          0.7         0.2
                                      --------------------------------
    Total                                13.1          9.5         7.4
                                      --------------------------------


12. BUSINESS COLLABORATIONS

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

     GyneCare. We have entered into a strategic relationship with the GyneCare division of Ethicon, Inc. to commercialise Coblation-based products for laparoscopic and open surgical procedures for gynecological applications.

     AMCI. We have also entered into a strategic relationship with AMCI, under which AMCI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

   In July 2000, we entered into a license and distribution agreement with Integra NeuroSciences, a subsidiary of Integra Lifesciences Holding Corporation. Under this agreement Integra has become the exclusive sales and distribution partner for our Coblation-based surgical system for neurosurgery in North America and certain additional international markets. In addition, we will cooperate on strategic marketing and product development initiatives.

13. QUARTERLY FINANCIAL INFORMATION (Unaudited):

    The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2001(in thousands, except per share data). In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented.

    Fiscal 2001
                                        Quarter 1     Quarter 2    Quarter 3     Quarter 4
                                      ----------------------------------------------------
Total revenue                           $  19,086    $   23,576    $  21,939    $   18,721

Gross profit                               12,431        16,363       14,417        12,420

Net income                                  1,982         3,222        2,591         2,265

Basic net income per share                   0.09          0.14         0.12          0.10

Diluted net income per share                 0.09          0.14         0.11          0.10


    Fiscal 2000

                                        Quarter 1(1)  Quarter 2(1)  Quarter 3(2)  Quarter 4
                                      -----------------------------------------------------
Total revenue                           $ 16,172        $  18,717   $  15,737   $   17,001

Gross profit                               9,602        $  11,995       9,695       10,683

Net income                                (1,748)           4,500       7,023        1,770

Basic net/income (loss) per share          (0.08)            0.20        0.32         0.08

Diluted net/income (loss) per share        (0.07)            0.19        0.29         0.08



(1) Net income for the first quarter of fiscal 2000 includes the cumulative effect of a change in accounting principle of $4.3 million or $0.19 per share.

(2) Net income includes a tax benefit of $4.9 million or $0.20 per diluted share, related to the release of the valuation allowance against net deferred tax assets.

SCHEDULE II

                             ARTHROCARE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                              COLUMN                                    COLUMN          COLUMN         COLUMN        COLUMN
                                 A                                         B               C              D             E

                                                                                       ADDITIONS
                                                                                        CHARGED
                                                                      BALANCE AT        TO COSTS                   BALANCE AT
                                                                     BEGINNING OF         AND                        END OF
                                                                        PERIOD          EXPENSES     DEDUCTION       PERIOD
                                                                   --------------   -------------  -------------  ------------
   YEAR ENDED DECEMBER 31, 2001 Deducted from asset accounts:
      Allowance for doubtful accounts and product returns               $  560           $ 216              --       $   776
      Allowance for excess and obsolete inventory                          763              --             323           440

   YEAR ENDED DECEMBER 31, 2000 Deducted from asset accounts:
      Allowance for doubtful accounts and product returns               $  683              --            (123)      $   560
      Allowance for excess and obsolete inventory                        1,153              --             390           763

   YEAR ENDED DECEMBER 31, 1999 Deducted from asset accounts:
      Allowance for doubtful accounts and product returns               $  469           $ 214              --       $   683
      Allowance for excess and obsolete inventory                          413             740              --         1,153

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      ARTHROCARE CORPORATION
                                      a Delaware Corporation

                                      By:  /s/ Michael A. Baker
                                          -------------------------------------
                                          Michael A. Baker
                                          President and Chief Executive Officer

Date:  March 29, 2002

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael A. Baker and Christine Hanni as his or her attorney-in-fact for him or her, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                                 TITLE                                 DATE
                       ---------                                                 -----                                 -----
/s/ MICHAEL BAKER                                        President, Chief Executive Officer and Director          March 29, 2002
-----------------------------------------------------    (Principal Executive Officer)
    Michael Baker

                                                         Vice President Finance, Chief Financial Officer and      March 29, 2002
/s/ CHRISTINE HANNI                                      Assistant Secretary
-----------------------------------------------------    (Principal Financial and Accounting Officer)
    Christine Hanni

/s/ ANNETTE J. CAMPBELL-WHITE
-----------------------------------------------------    Director                                                 March 29, 2002
    Annette J. Campbell-White

/s/ C. RAYMOND LARKIN, JR.
-----------------------------------------------------    Director                                                 March 29, 2002
    C. Raymond Larkin, Jr.

/s/ PETER L. WILSON
-----------------------------------------------------    Director                                                 March 29, 2002
    Peter L. Wilson

/s/ ROBERT R. MOMSEN
-----------------------------------------------------    Director                                                 March 29, 2002
    Robert R. Momsen

/s/ TORD B. LENDAU
-----------------------------------------------------    Director                                                 March 29, 2002
    Tord B. Lendau

                              ATHROCARE CORPORATION

                             Report on Form 10-K for
                        the year ended December 29, 2001

                               INDEX TO EXHIBITS*

      EXHIBIT
      NUMBER                       EXHIBIT NAME
      ------                       ------------

       21.1     Subsidiaries of the Registrant

       23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants.

       24.1     Power of Attorney (see page 51).

* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.