Form 10-Q
period 2002-03-30
ARTHROCARE CORP
filed 2002-05-14
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2002.

OR

We have received 510(k) clearance to market our

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 0-27422

ArthroCare Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	94-3180312
(State of incorporation)	(I.R.S. Employer Identification No.)

680 Vaqueros Avenue
Sunnyvale, California 94085
(Address of principal executive offices)

(408) 736-0224
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

The number of shares outstanding of the registrant’s common stock as of May 6, 2001 was 21,839,143.

Exhibit index on page 33
ARTHROCARE CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.    Financial statements

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2002	December 31, 2001
	(Unaudited)
	(in thousands)
Current assets:
Cash and cash equivalents	$46,709	$41,507
Available-for-sale securities	16,985	26,662
Accounts receivable, net of allowances of $281 in 2002 and $776 in 2001	17,244	18,567
Inventories	14,911	14,207
Deferred tax asset	4,079	4,079
Prepaid expenses and other current assets	1,440	2,171

Total current assets	101,368	107,193
Available-for-sale securities	13,393	8,526
Property and equipment, net	14,326	13,068
Related party receivables	1,205	1,205
Deferred tax asset	3,415	3,415

Other assets	313	290

Total assets	$134,020	$133,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,368	$3,142
Accrued liabilities	1,365	1,111
Accrued compensation	4,251	3,837
Income taxes payable	508	461

Total current liabilities	8,492	8,551
Deferred rent	56	53

Total liabilities	8,548	8,604

Contingencies and commitments (Note 6)
Stockholders’ equity:
Preferred stock, per value $ 0.001:
Authorized: 5,000 shares
Issued and Outstanding: none
Common stock, per value $ 0.001:
Authorized 75,000 shares:
Issued and Outstanding: 21,839 shares in 2002, and 21,855 shares in 2001	22	22
Treasury stock: 1,000 shares in 2002, 951 shares in 2001	(19,652)	(18,987)
Additional paid-in capital	146,364	146,081
Accumulated other comprehensive loss	(1,335)	(1,724)
Retained earnings/(accumulated deficit)	73	(299)

Total stockholders’ equity	125,472	125,093

Total liabilities and stockholders’ equity	$134,020	$133,697

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands, except per share data) (Unaudited)
Revenues:
Product sales	$19,288	$17,025
Royalties, fees and other	789	989

Total revenues	20,077	18,014
Cost of product sales	7,576	6,655

Gross profit	12,501	11,359

Operating expenses:
Research and development	2,150	1,878
Sales and marketing	8,372	6,386
General and administrative	1,923	1,042

Total operating expenses	12,445	9,306

Income from operations	56	2,053
Interest and other income, net	525	1,060

Income before income tax provision	581	3,113
Income tax provision	209	1,131

Net Income	$372	$1,982

Basic net income per share	$0.02	$0.09

Shares used in computing basic net income per share	21,834	22,258

Net income per share—diluted:
Diluted net income per common share	$0.02	$0.09

Shares used in computing diluted net income per share	22,800	23,285

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2002	March 31, 2001
	(In thousands) (Unaudited)
Cash flows from operating activities:
Net income	$372	$1,982
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,702	1,352
Amortization of deferred compensation and stock compensation expense	72	123
Provision for doubtful accounts receivable and product returns	(217)	296
Provision for excess and obsolete inventory	15	(369)
Deferred rent	3	(15)
Changes in operating assets and liabilities:
Accounts receivable	1,700	(1,207)
Inventories	(680)	2,311
Prepaid expenses and other current assets	749	(324)
Accounts payable	(698)	(803)
Accrued liabilities	668	(887)
Income taxes payable	47
Deferred revenue	—	(206)
Other assets	(23)	242

Net cash (used in)/provided by operating activities	3,710	2,495

Cash flows from investing activities:
Purchases of property and equipment	(2,960)	(1,787)
Purchases of available-for-sale securities	(62,875)	(9,415)
Sales or maturities of available-for-sale securities	67,597	30,506

Net cash provided by investing activities	1,762	19,304

Cash flows from financing activities:
Purchase of treasury stock	(665)	—
Repayment of capital leases	—	(14)
Proceeds from exercise of options to purchase common stock	212	781

Net cash (used in)/provided by financing activities	(453)	767

Effect of exchange rate changes on cash	183	(200)

Net increase in cash and cash equivalents	5,202	22,366
Cash and cash equivalents, beginning of period	41,507	35,782

Cash and cash equivalents, end of period	$46,709	$58,148

The accompanying notes are an integral part of the condensed consolidated financial statements

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation and its subsidiaries (“ArthroCare,” “we,” “us” or “our”) for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at December 31, 2001 was derived from our audited consolidated financial statements; however, the financial statements in this report do not include all disclosures required by generally accepted accounting principles.

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

We previously recognized commissions to stocking distributors as sales and marketing expenses at the time the related revenue was recognized. During the quarter ended March 31, 2002, effective January 1, 2002, we adopted EITF issue 01-09 “Accounting for Consideration Given by a Vendor (including a Customer of a Reseller of the Vendor’s products)” and changed our method of accounting for commissions to stocking distributors, to record such consideration as a reduction of revenue. All periods presented have been reclassified to conform to the current period. The impact of this change was a $1.1 million reduction of revenue and a corresponding change in sales and marketing expense for the quarter ended March 31, 2001.

3. Computation of Net Income Per Share:

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

computed using the weighted average number of shares of common stock outstanding and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and are excluded from the computation if their effect is anti-dilutive.

The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2002	March 31, 2001
Net income	$372	$1,982

Weighted average basic shares outstanding (used in Computing basic net income per share)	21,834	22,258
Options and warrants	966	1,027

Shares used in computing diluted net income per share	22,800	23,285

Basic net income per share	$0.02	$0.09

Diluted net income per share	$0.02	$0.09

Options to purchase 3,136,920 shares of common stock at prices ranging from $13.75-$48.5625 per share were outstanding during the three-month period ended March 31, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the common stock during the period. Options to purchase 2,054,982 shares of common stock at prices ranging from $11.0265-$48.5625 per share were outstanding during the three-month period ended March 31, 2001, but were not included in the computation of diluted earnings per share because the options’ exercise price were greater than the average market price of the common stock during the period.

4.    Comprehensive Income:

Comprehensive income is comprised of net income and other comprehensive income such as foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income is as follows (in thousands):

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Net income	$372	$1,982
Other comprehensive income:
Change in realized gains and losses on available-for-sale marketable securities	(88)	(208)
Foreign currency translation adjustment	476	(1,186)

Comprehensive net income	$760	$588

5.    Inventories (in thousands):

	March 31, 2002	December 31, 2001
Inventories:
Raw materials	$4,940	$5,678
Work-in-process	4,886	2,692
Finished goods	5,085	5,837

Total	$14,911	$14,207

6.    Litigation:

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendant uses, imports, markets and sells an electrosurgical system under the name Dyonics Control RF System that infringes these patents. ArthroCare seeks: (1) a judgement that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control FR System; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and the Defendant’s use of our inventions with the damages to be trebled because of the Defendant’s willful infringement.

            In conjunction with a medial malpractice suit against a physician, a product liability suit was brought against us in the Superior Court of Arizona, county of Yavapai on August 24, 2001. The lawsuit alleges that a patient, D. Earl, suffered internal and external injury to the patient’s knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient. ArthroCare believes these claims to be without merit and intents to defend itself vigorously.

On August 29, 2001, Inamed Corporation filed a demand for arbitration in Santa Clara County, California. The demand alleges that ArthroCare wrongfully terminated its license and distribution agreement with Inamed and seeks damages for breach of contract including the repayment of licensing fees. ArthroCare believes Inamed’s claims are

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

without merit and, on October 10, 2001, ArthroCare filed an Answer and Counterclaim seeking damages for Inamed’s breach of contract and intents to defend itself vigorously.

In November 2001, a product liability suit was brought against us in the United States District Court, Eastern District of Michigan. The lawsuit alleges that a patient, M. Pawlik, suffered burns to her left arm as a result of a defect in an ArthroCare device used in an arthroscopy procedure performed on the patient. ArthroCare believes these claims to be without merit and intents to defend itself vigorously.

            In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit alleges that a patient, John Herzog, suffered pain and weakening in his knee as a result of an ArthroCare device used in an arthroscopy procedure performed on the patient. ArthroCare believes these claims to bewithout merit and intents to defend itself vigorously.

8.    Segment Information:

We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following: Arthroscopy, ENTec, Spinal Surgery, Visage, AngioCare and General Surgery. Our reportable segments are Arthroscopy, ENTec, Spinal Surgery and other. Product sales for the three- month period ended March 31, 2001 for Arthroscopy, ENTec, Spinal Surgery and other were $15 million, $2.2 million, $1.9 million, $0.2 million. Product sales for the three-month period ended March 31, 2001 for Arthroscopy, ENTec, Spinal Surgery, and other were $13.8 million, $1.2 million, $1.1 million, $0.9 million.

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. The following table represents a summary of revenues and long-lived assets by geographical region.

	March 31, 2002	March 31, 2001
Revenues:
United States	16.0	15.7
International	3.3	1.3

Total	19.3	17.0

Long-lived assets:
United States	12.2	8.8
International	2.1	1.1

Total	14.3	9.9

9.    Treasury Stock:

In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, subject to certain limitations and conditions. We repurchased 154,000 shares in the quarter ended June 30, 2001 at a cost of $2.7 million, 647,000 shares in the quarter ended September 30, 2001 at a cost of $13.6 million, 150,000 shares in the quarter ended December 31, 2001 at a cost of $ 2.7 million and 49,000 shares in the quarter ended March 31, 2002 at a cost of $ 0.7 million. The shares will be used to offset the potentially dilutive effect of employee incentive programs and may be used for other purposes that we deem appropriate.

PART 1.    FINANCIAL INFORMATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that ArthroCare Corporation (“ArthroCare” “we,” “us,” or “our”) “believes”, “anticipates”, “intends”, “estimates”, “expects” or “plans to”, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, in particular, those factors described under “Business” set forth in Part I of our Annual Report on Form 10-K for the year ended December 31, 2001 and “ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS” set forth below.

We are a medical device company that develops, manufactures, and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with a high level of precision and accuracy, limiting damage to surrounding tissue. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools, and enable surgeons to ablate, sculpt, cut, aspirate and suction soft tissue, and to seal small bleeding vessels. Ablation is the disintegration or removal of tissue. Our soft-tissue surgery systems consist of a controller unit and an assortment of sterile, single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of surgical procedures. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. We have formed the following business units for commercialization of our technology in non-orthopedic markets: ArthroCare Spine™, to commercialize our technology in the spinal and neurosurgery markets; Visage®, to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; ENTec® to commercialize our ENT surgery products for use in head and neck surgical procedures; ArthroCare ENDO™ to commercialize our Coblation-based products in laparascopic and endoscopic open surgical procedures for general surgery, gynecology and urology applications; and AngioCare™, to commercialize our technology in cardiology markets.

We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic and orthopedic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. The CE Mark is a requirement to sell our products in most of Europe. Our Cosmetic Surgery System has been cleared by the FDA, and is CE marked for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have received 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures, including treatments for snoring and turbinates, tonsillectomies and adenoidectomies and submucosal channeling procedures. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We have also applied for the CE mark and received 510(k) clearance from the FDA to market products based on Coblation technology for use in general surgery, gynecology, urology, and plastic and reconstructive surgery.

We commercially introduced our Arthroscopic Surgery System in December 1995 and have derived a significant portion of our sales from this system. As of March 31, 2002, we had shipped more than 14,100 controller units and more than 1,600,000 disposable devices for a variety of indications. We are marketing and selling our arthroscopic, ENT, cosmetic surgery and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have more than 70 distributors representing more than 400 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America. We have entered into a distribution agreement with Integra NeuroSciences, a division of Integra LifeSciences Holding Corporation, for Integra to be our exclusive sales and distribution partner in certain countries for our products in the neurosurgical market. We have entered into a strategic relationship with the GyneCare division of Ethicon, to commercialize Coblation-based products for laparoscopic and open surgical procedures for gynecological applications. We have also entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

Results of Operations

Revenues:

Product sales, for the three-month period ended March 31, 2002 were $19.3 million, an increase of $2.3 million, or 13%, from the prior year period. Effective January 1, 2002 we implemented EITF 01-09, which relates to the consideration from a vendor to a customer or reseller of the vendor’s product which stipulates that commissions we pay to stocking distributors be reflected as a reduction of revenues in the statement of operations. Prior year amounts have been reclassified to conform to this new standard which resulted in a decrease in prior year revenues of $1.1 million, with a corresponding decrease in sales and marketing expenses. The company shipped more than 120,000 disposable devices during the quarter with all commercial business units posting significant growth. During 2001, the company invested in increasing its direct sales presence, which has contributed to sales growth as direct sales has become more productive. In the first quarter of 2002, Arthroscopy contributed $15.8 million in gross sales, a 6% sequential increase. Gross sales in the company’s spinal surgery business unit increased 136% sequentially and contributed approximately 11% of gross sales in the first quarter. The company’s era, nose and throat (ENT) business unit also expanded, contributing 11% of the first quarter gross sales. We attribute increasing disposable device sales to our strategic plan to build market share through continued promotional programs of controller placements, to commercialization of our technology in fields outside of arthroscopy and by continuing to introduce new products designed to address surgical procedures that have traditionally been difficult to perform.

International product sales for the three-month period ended March 31, 2002 were 17% of product sales, compared to 8% of product sales for the same period of the prior year.

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

Royalties, fees and other were $0.8 million for the three-month period ended March 31, 2002, as compared to $1.0 million for the three-month period ended March 31, 2001.

We cannot assure you that our products will be developed, cleared for marketing and achieve sufficient commercial acceptance, so that we may continue to receive licensing and royalty revenues from our business partners.

Cost of Product Sales

Cost of product sales for the three-month period ended March 31, 2002 were $7.6 million or 39% of product revenues as compared with $6.7 million, or 39%, of product revenues for the three-month period ended March 31, 2001. The leveling of cost of product sales as a percentage of product sales for the three-month period ended March 31,

2002 as compared to the prior year period is attributable to the move to our new facility in Sunnyvale which temporarily delayed improvements in efficiency.

We cannot be sure that gross margins will remain at current levels or show improvement in the future due to the distribution channels used, product mix and fluctuation in manufacturing production levels as new products are introduced. We believe our gross margin will depend upon the mix of disposable device sales versus controller sales and/or placements, the various distribution channels utilized to sell our products in all commercialized fields and the fluctuation of average selling prices. There can be no assurance that we will be successful in maintaining the mix of disposable devices to controllers or in increasing demand for our disposable devices. In addition, inefficiencies in manufacturing new products and the distribution channels utilized to sell those products may adversely impact gross margin.

Operating Expenses

Research and development expenses were $2.2 million for the three-month period ended March 31, 2002, as compared to $1.9 million for the same period of the previous fiscal year. In general, overall spending in research and development for the three-month period remained at 11% of product sales as we continued to develop new products in our currently commercialized markets, continued our development efforts for potential additional products and continued to maintain and develop our patent position.

We expect to moderately increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but we anticipate such expenses will not increase significantly as a percentage of product sales.

Sales and marketing expenses were $8.4 million or 43% of product sales, during the three-month period ended March 31, 2002, as compared to $6.4 million or 38% of product sales, during the same period of the previous fiscal year. The increase in spending for the current three-month period was primarily due to increased expenses of $1.0 million associated with hiring a direct sales force, higher expenses of $0.5 million related to marketing activities including travel and promotional materials, as well as higher commissions of $0.4 million resulting from increased sales.

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

General and administrative expenses were $1.9 million or 10% of product sales, during the three-month period ended March 31, 2002, respectively, as compared to $1.0 million or 6% of product sales during the same period of the previous fiscal year. $0.4 million of this increase was attributable to higher costs of general and patents-related legal services, business development activities, insurance and international accounting and tax related expenditures necessary to expand our corporate infrastructure, and another $0.4 million of the increase was related to costs for the new facilities. We expect general and administrative expenses to decrease slightly as a percentage of product sales but increase in absolute dollar values as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, net

Interest and other income, net, decreased to $0.5 for the three-month period ended March 31, 2002, compared to $1.1 million during the same period of the previous year. The lower interest income is attributable to the reduction of interest earned caused by lower interest rates than in the same prior fiscal year period.

Income Tax Provision

The provision for income taxes was $0.2 million for the three-month period ended March 31, 2002. Our effective tax rate for the three-month period ended March 31, 2002 was 36%, as compared to the three-month period ended March 31,2001 tax rate of 36% and we believe that our tax rate in the foreseeable future will continue to be approximately 36%.

Net Income

Net income of $0.4 million, or $0.02 per diluted share for the three-month period ended March 31, 2002, compares with $2.0 million, or $0.09 per diluted share in the same periods of the previous year.

Although we have experienced substantial revenue growth since inception and have been profitable on a quarterly basis since the quarter ended April 3, 1999, due to our short operating history and numerous other factors, we cannot be sure that we can sustain revenue growth or profitability.

Liquidity and Capital Resources

On March 31, 2002, we had $92.9 million in working capital. The principal sources of liquidity consisted of $63.7 million in cash, cash equivalents and available-for-sale securities. The cash and cash equivalents are highly liquid with original maturities of ninety days or less. In addition, we had $13.4 million in long-term available-for-sale securities.

Net cash provided by operating activities for the three-month period ended March 31, 2002 was $3.7 million, as compared to $2.5 million provided by operating activities for the three-month period ended March 31, 2001. The increase in cash provided by operating activities is primarily due to the decrease in accounts receivable, other current assets and liabilities, partially offset by lower net income and increases in inventories.

Net accounts receivable decreased to $17.2 million as of March 31, 2002 from $18.6 million as of December 31, 2001. The decrease in accounts receivable is mainly attributable to significant collection efforts during the current quarter.

Inventories increased to $14.9 million as of March 31, 2002 from $14.2 million as of December 31, 2001, to support the introduction levels required to grow, support sales volume increases and allow safety stock of sub-assemblies during our shift of manufacturing to our new Costa Rica manufacturing facility.

Net cash flows provided by investing activities for the three-month period ended March 31, 2002 were $1.8 million compared to $19.3 million for the three-month period ended March 31, 2001. The decrease in cash provided by investing activities is primarily due to the timing of purchases and sales or maturities of available for sale securities.

Net cash flows from financing activities for the three-month period ended March 31, 2002 were ($0.5) million compared to $0.8 million for the three-month period ended March 31, 2001. The decrease in cash from financing activities is primarily due to the repurchase of treasury shares.

Net property and equipment increased to $14.3 million as of March 31, 2002 from $13.1 million as of December 31, 2001. The $1.2 million increase is primarily attributable to expenditures related to the new facility in Costa Rica as well as the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

As of March 31, 2001, we had committed to capital expenditures of approximately $200,000 for leasehold improvements and capital purchases to complete the manufacturing facility. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We became a public company in February 1996. Included here are risk factors as updated from our Annual Report on Form 10-K, filed March 29, 2002 for the year ended December 31, 2001. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse effect on our results of operations, business, or financial position.

We Are Dependent Upon Our Arthroscopic System

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 83% of our product sales in 2001 and 78% in the first quarter of 2002, we are highly dependent on its sales. We have only recently begun to market our spinal surgery, neurosurgery, cosmetic surgery, ENT surgery and ENDO surgery products, and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs or that we will be able to continue to market such products successfully.

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

We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long-term clinical follow-up to support the marketing efforts for our Arthroscopic System. We believe that continued recommendations and endorsements by influential surgeons or long-term data does not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

We have developed several applications for our Coblation technology in spinal and neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

Development and commercialization of our current and future non-arthroscopic products are subject to the risks of failure inherent in the development for new medical devices. These risks include the following:

•	Such products may not be easy to use, will require extensive training or may not be cost-effective;

•	New products may experience delays in testing or marketing;

•	There may be unplanned expenditures or increases above those anticipated by us;

•	Such products will not be proven safe or effective;

•	Third parties may develop and market superior or equivalent products;

•	Such products may not receive necessary regulatory clearances or approvals; and

•	Proprietary rights of third parties may preclude us and our collaborative partners from marketing such products.

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

We have recently established a marketing presence in various countries, and we cannot assure you that these newly established operations will be successful. In order to successfully market our products internationally, we will need to address many issues with which we have little or no experience, including the securing of necessary regulatory approvals in international markets and the potential reuse of our disposable devices by our customers. Even if we are able to successfully deal with these issues, we cannot assure you that we will be able to establish successful distribution capabilities internationally, we will need to address many issues with which we have little or no experience, including the securing of necessary regulatory approvals in international markets and the potential reuse of our disposable devices by our customers. Even if we are able to successfully deal with these issues, we cannot assure you that we will be able to establish successful distribution capabilities internationally or receive favorable pricing for our products. In addition, we may face currency exchange risks as part of our international expansion. To the extent our marketing and sales efforts are unsuccessful, our business, financial condition, results of operations and future growth prospects may be materially adversely affected.

We Have Limited Manufacturing Experience

To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, we have limited manufacturing experience. Our manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers in the United States and Costa Rica. We currently produce more than 66 models of disposable devices utilizing different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. We manufacture several different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current or future products, which could reduce yields, result in supply disruptions and adversely affect our gross margins. If we have delays in manufacturing, we will not have adequate finished inventory to meet our needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products we manufacture, we may experience product returns.

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

In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation and Stryker Corp., which market products to remove or shrink tissue. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing worldwide bipolar electrosurgical systems for tissue ablation and shrinkage based upon technology licensed by us. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. In addition, S&N is currently marketing a percutaneous thermal heating product for treating certain types of disc pain. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corp., and Xomed Surgical Products Inc., Medical Technologies Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc., which was acquired by Gyrus, Inc. Elmed Inc. and Ellman International, Inc., also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies, such as Lumenis, that market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we compete with companies that market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In cardiology, we compete with companies which use lasers to treat cardiovascular disease. Other approaches to alleviating cardiovascular disease, including drugs or other surgical approaches, are also competitive with our products.

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

We Face Uncertainty Over Reimbursement

Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in environmental and private third-party payors’ policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery, neurosurgery, ENT surgery gynecology, urology and general surgery procedures performed using devices that have received FDA clearance has generally been available in the United States. Typically, cosmetic surgery procedures are not reimbursed.

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

If we obtain the necessary international regulatory approvals, market acceptance of our products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. We intend to seek international reimbursement approvals, but we cannot assure you that any such approvals will be obtained in a timely manner, if at all.

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

Our participation in collaborative and licensing arrangements with third parties subjects us to a number of risks. Collaborative partners typically have significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to our products, and we cannot assure you that our partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner’s business strategy may adversely affect that partner’s ability to meet its obligations in a timely manner, our business, financial condition, results of operations and prospects would be materially adversely affected. To the extent that we are not able to establish further collaborative arrangements or that any or all of our existing collaborative arrangements are terminated, we would be required to seek new collaborative arrangements or to undertake commercialization at our own expense, which could significantly increase our capital requirements, place additional strain on our human resource requirements and limit the number of products which we would be able to develop and commercialize. In addition, we cannot assure you that our existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors.

We cannot assure you that disputes will not arise in the future with respect to the ownership of rights to any technology of products developed with any collaborative partner. Lengthy negotiations with potential new collaborative partners or disagreements between established collaborative partners and us could lead to delays in or termination of the research, development or commercialization of certain products or result in litigation or arbitration that would be time consuming and expensive. Failure by any collaborative partner to commercialize successfully any product to which it has obtained rights from us, or the decision by a collaborative partner to pursue alternative technologies or commercialize or develop alternative products, either on its own or in collaboration with others, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Our Operating Results Will Fluctuate

We achieved profitability in 1999 and, as of March 31, 2002, we had retained earnings of $0.1 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

We cannot assure you that future quarterly fluctuations will not adversely affect our business, financial condition, results of operations of future growth prospects. Our revenues and profitability will be critically dependent on whether or not we can successfully continue to market our Coblation-based technology product lines. We cannot assure you that we will maintain or increase our revenues or level of profitability.

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

A number of medical device and other companies and universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. We have received, and we may receive in the future, notifications of potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we may not be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Our inability to do either would have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement of third-party patents, or that such defense would be successful.

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

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed a portion of our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan. In July 2000, we filed a lawsuit against Smith & Nephew alleging infringement of several of our patents.

Defending and prosecuting intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are costly and time-consuming. Further litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary right of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. We cannot assure you that we could obtain necessary licenses on satisfactory terms, if at all.

The Market Price of Our Stock May Be Highly Volatile

Within the last 12 months our common stock has traded between a range of $13.42 and $32.60 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of our operations;

•	Our ability to successfully commercialize our products;

•	Announcements regarding results of regulatory approval filing, clinical studies or other testing, technological innovations or new commercial products by us or our competitors;

•	Developments concerning government regulations, proprietary rights or public concern as to the safety of technology;

•	The execution of new collaborative agreements and material changes in our relationships with our business partners;

•	Market reaction to acquisitions and trends in sales, marketing, and research and development;

•	Changes in coverage or earnings estimates by analysts;

•	Sales of common stock by existing stockholders; and

•	Economic and political conditions.

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

Delaware Law, Provisions in Our charter and Our Stockholder Rights Plan Could Make the Acquisition of Our Company By Another Company More Difficult

Our stockholder rights plan and certain provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Some provisions of our certificate of incorporation and bylaws allow us to issue preferred stock without any vote or further action by the stockholders, to eliminate the right of stockholders to act by written content without a meeting, to specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and to eliminate cumulative voting in the election of directors. Some provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. Our stockholder rights plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of ArthroCare, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.

We Must Obtain Governmental Clearances Or Approvals Before We Can Sell Our Products; We must Continue To Comply With Applicable Laws and Regulations.

United States

Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. FDA regulations are wide ranging and govern, among other things:

•	Product design and development;

•	Product testing;

•	Product labeling;

•	Product storage;

•	Premarket clearance or approval;

•	Advertising and promotion; and

•	Product sales and distribution.

Noncompliance with applicable regulatory requirements can result in enforcement action, which may include:

•	Warning letters;

•	Fines, injunctions and civil penalties against us;

•	Recall or seizure of our products;

•	Operating restrictions, partial suspension or total shutdown of our production;

•	Refusal of our requests for premarket clearance or approval of new products;

•	Withdrawal of product approvals already granted; and

•	Criminal prosecution

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

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as the treatment of snoring, hypertrophic turbinates, tonsilectomy and submucosal channelling. We have received 510(k) clearance to market our Endo for urology, general surgery and gynecology procedures. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, requires a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision no to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our marketed devices, but have determined that, in our view, new 510(k) clearances are not required for all products cleared under current 510(k)s. No assurance can be given that the FDA will not require us to seek 510(k) clearance for any modification; the FDA also may require us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

If we cannot establish that a proposed device is substantially equivalent to a legally marketed device, we must seek premarket approval through submission of a PMA application. A PMA application must be supported by extensive data, including, in many instances, preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. If necessary, we will file a PMA application for approval to sell our potential products. The PMA process can be expensive, uncertain and lengthy. We cannot assure you that we will be able to obtain PMA approvals, and our failure to obtain such approvals could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

We are also required to demonstrate and maintain compliance with the Quality System Regulation, or QSR. The QSR incorporates the requirements of Good Manufacturing practices (GMP), as well as the maintenance of records and documentation. The FDA enforces the QSR through inspections. We cannot assure you that we, or our key component suppliers, are or will continue to be in compliance, will not encounter any manufacturing difficulties, or that we or any of our subcontractors of key component suppliers will be able to maintain compliance with regulatory requirements. Failure to do so will have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

We may not promote or advertise our products for uses not within the scope of our clearances or approvals or make unsupported safety and effectiveness claims. These determinations can be subjective. We cannot assure you that the FDA would agree that all of our promotional claims are permissible or that the FDA will not require us to revise our promotional claims or take enforcement action against us based upon our labeling and promotional materials. For example, in 2001 the company received and responded to a notification from the FDA that certain claims made in promotional materials were not clearly supported by 510(k) clearances. The company resolved this matter expeditiously to maintain compliance with FDA requirements.

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, Middle East, South America, Korea and Israel; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Taiwan, Korea and South America; to market our spinal surgery products in Europe, Canada, Japan, Mexico, Middle East, Taiwan, Australia and Korea; to market out general surgery products in Europe, Canada, Middle East, Korea and Taiwan; and to market out neurosurgery and urology products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

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

We Face Product Liability Risks and May Not Be Able to Obtain Adequate Insurance

             The development, manufacture and sale of medical products involve significant risk of product liability claims. Our current product liability insurance coverage limits are $10.0 million per occurrence and $10.0 million in the aggregate. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may be required to increase our product liability coverage as potential products are successfully commercialized. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all. As described in Note 7 to the Financial Statements and Part II, Item 1 “Legal Proceedings”, a product liability suit has been filed against us, involving one of our arthroscopy products. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendant uses, imports, markets and sells an electrosurgical system under the name Dyonics Control RF System that infringes these patents. ArthroCare seeks: (1) a judgement that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Gyonics Control FR System; and (3) an award of damages

(including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions with the damages to be trebled because of the Defendant’s willful infringement.

In conjunction with a medial malpractice suit against a physician, a product liability suit was brought against us in the Superior Court Arizona, county of Yavapai on August 24, 2001. The lawsuit alleges that a patient, D. Earl, suffered internal and external injury to the patient’s knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient. ArthroCare believes these claims to without merit.

On August 29, 2001, Inamed Corporation filed a demand for arbitration in Santa Clara county, California. The demand alleges that ArthroCare wrongfully terminated its License and Distribution agreement with Inamed and seeks damages for breach of contract including the repayment of licensing fees. ArthroCare believes Inamed’s claims are without merit and, on October 10, 2001, ArthroCare filed an Answer and Counterclaim seeking damages for Inamed’s breach of contract.

In November 2001, a product liability suit was brought against us in the United States District Court, Eastern District of Michigan. The lawsuit alleges that a patient, M. Pawlik, suffered burns to her left arm as a result of a defect in an ArthroCare device used in an arthroscopy procedure performed on the patient. ArthroCare believes these claims to be without merit.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit alleges that a patient, John Herzog, suffered pain and weakening in his knee as a result of an ArthroCare device used in an arthroscopy procedure performed on the patient. ArthroCare believes these claims to bewithout merit.

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

10.32
Line of Credit Agreement with Silicon Valley Bank dated June 11, 1999. (Incorporated herein by reference to Exhibit 10.35 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 1999.)

10.33+
Amendment to License Agreement between ArthroCare Corporation and Inamed Corporation dated October 1, 1999. (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant’s Registration Statement on Form S-3 (Registration No. 333-87187))

10.34
First Amendment to Rights Agreement between ArthroCare Corporation and Norwest Bank Minnesota, N.A. (the “Rights Agent”) dated March 10, 2000. (Incorporated herein by reference to Exhibit 99.1 previously filed with the Registrant’s Form 8-K filed March 10, 2000.)

10.35
Nonstatutory Stock Option Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Annual Report on Form 10-K for the period ended January 1, 2000.)

10.36+
License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Annual Report on Form 10-Q for the period ended July 1, 2000.)

10.37
Change of Control Agreement between the Registrant and Michael Baker, CEO, dated September 25, 2001. (Incorporated herein by reference to the same-numbered exhibit filed previously with the Registrant’s Quarterly on form 10-Q for the period ended September 25, 2001.)

+	Confidential treatment granted.

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AR	THROCARE CORPORATION
a D	elaware corporation

Date: May 14, 2002	/s/ MICHAEL A. BAKER Michael A. Baker President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2002	/s/ FERNANDO SANCHEZ Fernando Sanchez Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)