Form 10-Q
period 2002-06-29
ARTHROCARE CORP
filed 2002-08-13
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002.

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of August 1, 2002 was 21,417,140.

ARTHROCARE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,316	$41,507
Available-for-sale securities	13,836	26,662
Accounts receivable, net of allowances of $477 in 2002 and $776 in 2001	18,558	18,567
Inventories	16,038	14,207
Prepaid expenses and other current assets	6,566	6,250

Total current assets	102,314	107,193

Available-for-sale securities	16,349	8,526
Property and equipment, net	15,466	13,068
Related party receivables	1,205	1,205
Other assets	3,719	3,705

Total assets	$139,053	$133,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,185	$3,142
Accrued liabilities	3,002	1,111
Accrued compensation	4,441	3,837
Income taxes payable	948	461

Total current liabilities	11,576	8,551

Deferred rent	80	53

Total liabilities	11,656	8,604

Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, par value $ 0.001: Authorized: 5,000 shares; Issued and Outstanding: none
Common stock, par value $ 0.001: Authorized 75,000 shares; Issued and Outstanding: 21,824 shares in 2002, and 21,855 shares in 2001	22	22
Treasury stock: 1,052 shares in 2002, 951 shares in 2001	(20,301)	(18,987)
Additional paid-in capital	146,751	146,081
Accumulated other comprehensive loss	(319)	(1,724)
Retained earnings/(accumulated deficit)	1,244	(299)

Total stockholders’ equity	127,397	125,093

Total liabilities and stockholders’ equity	$139,053	$133,697

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Product sales	$20,709	$18,505	$39,997	$35,530
Royalties, fees and other	1,386	3,799	2,175	4,788

Total revenues	22,095	22,304	42,172	40,318
Cost of product sales	7,201	7,213	14,777	13,868

Gross profit	14,894	15,091	27,395	26,450

Operating expenses:
Research and development	2,134	2,018	4,284	3,896
Sales and marketing	8,887	7,832	17,259	14,218
General and administrative	2,480	1,288	4,403	2,330

Total operating expenses	13,501	11,138	25,946	20,444

Income from operations	1,393	3,953	1,449	6,006
Interest and other income, net	329	1,082	854	2,142

Income before income tax provision	1,722	5,035	2,303	8,148
Income tax provision	551	1,813	760	2,944

Net income	$1,171	$3,222	$1,543	$5,204

Basic net income per share	$0.05	$0.14	$0.07	$0.23

Shares used in computing basic net income per share	21,851	22,268	21,842	22,312

Diluted net income per share	$0.05	$0.14	$0.07	$0.22

Shares used in computing diluted net income per share	22,769	23,470	22,764	23,480

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$1,543	$5,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,576	2,705
Stock compensation expense	113	257
Provision for doubtful accounts receivable and product returns	(425)	218
Provision for excess and obsolete inventory	77	(12)
Deferred rent	27	(33)
Changes in operating assets and liabilities:
Accounts receivable	190	(2,704)
Inventories	(1,965)	2,123
Prepaid expenses and other current assets	(333)	(367)
Accounts payable	39	2,385
Accrued liabilities	1,846	(820)
Income taxes payable	487	—
Deferred revenue	—	(3,787)
Other assets	(14)	242

Net cash provided by operating activities	5,161	5,411

Cash flows from investing activities:
Purchases of property and equipment	(5,974)	(3,603)
Purchases of available-for-sale securities	(105,281)	(8,980)
Sales or maturities of available-for-sale securities	110,265	26,359

Net cash provided by/(used in) investing activities	(990)	13,776

Cash flows from financing activities:
Purchase of treasury stock	(665)	(2,736)
Repayment of capital leases	—	(52)
Proceeds from exercise of options to purchase common stock	557	2,273

Net cash used in financing activities	(108)	(515)

Effect of exchange rate changes on cash	1,746	(484)

Net increase in cash and cash equivalents	5,809	18,188
Cash and cash equivalents, beginning of period	41,507	35,782

Cash and cash equivalents, end of period	$47,316	$53,970

The accompanying notes are an integral part of the condensed consolidated financial statements

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare Corporation and its subsidiaries (“ArthroCare,” “we,” “us” or “our”) for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2001 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at December 31, 2001 was derived from our audited consolidated financial statements; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

Our fiscal quarters end on the Saturday closest to the last day of the month. For presentation purposes both quarter end dates are shown as June 30.

2.    Revenue Recognition:

We recognize product and royalty revenue upon shipment of our products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Revenue is reported net of a provision for estimated product returns. We recognize license fee and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

We previously recognized commissions to stocking distributors as sales and marketing expenses at the time the related revenue was recognized. On January 1, 2002, we adopted EITF issue 01-09 “Accounting for Consideration Given by a Vendor (including a Customer of a Reseller of the Vendor’s products)” and changed our method of accounting for commissions to stocking distributors, to record such consideration as a reduction of revenue. All periods presented have been reclassified to conform to the current period. The impact of this change was a $1.3 million reduction of both revenue and sales and marketing expense for the quarter ended June 30, 2001. The corresponding decrease for the six month period ending June 30, 2001 was $2.3 million.

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

The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income	$1,171	$3,222	$1,543	$5,204

Weighted average basic shares outstanding (used in computing basic net income per share)	21,851	22,268	21,842	22,312
Options and warrants	918	1,202	922	1,168

Shares used in computing diluted net income per share	22,769	23,470	22,764	23,480

Basic net income per share	$0.05	$0.14	$0.07	$0.23

Diluted net income per share	$0.05	$0.14	$0.07	$0.22

Options to purchase 3,210,676 and 3,176,593 shares of common stock at prices ranging from $13.75-$48.56 per share outstanding during the three-month and six-month periods ended June 30, 2002, respectively, were not included in the computation of diluted net income per share because their effects are anti-dilutive. Options to purchase 1,341,257 and 1,188,193 shares of common stock at prices ranging from $19.44-$48.56 per share outstanding during the three-and six-month periods ended June 30, 2001, respectively, were not included in the computation of diluted net income per share because the effects were anti-dilutive.

4.    Comprehensive Income:

Comprehensive income is comprised of net income and other comprehensive income such as foreign currency translation gains or losses and unrealized gains or losses on available-for-sale securities, which are recorded in stockholders equity. Our total comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income	$1,171	$3,222	$1,543	$5,204
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale marketable securities	69	2,688	(19)	2,480
Foreign currency translation adjustment	947	(332)	1,424	(1,518)

Comprehensive net income	$2,187	$5,578	$2,948	$6,166

5.    Inventories (in thousands):

	June 30, 2002	December 31, 2001
Inventories:
Raw materials	$5,351	$5,678
Work-in-process	3,955	2,692
Finished goods	6,732	5,837

Total	$16,038	$14,207

6.    Litigation:

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendant uses, imports, markets and sells an electrosurgical system under the name Dyonics Control RF System that infringes these patents. ArthroCare seeks the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control RF System; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and the Defendant’s use of our inventions with the damages to be trebled because of the Defendant’s willful infringement.

In conjunction with a medical malpractice suit against a physician, a product liability suit was brought against us in the Superior Court of Arizona, county of Yavapai on August 24, 2001. The lawsuit alleges that a patient, D. Earl, suffered internal and external injury to the patient’s knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

On August 29, 2001, Inamed Corporation filed a demand for arbitration in Santa Clara County, California. The demand alleges that ArthroCare wrongfully terminated its license and distribution agreement with Inamed and seeks damages for breach of contract including the repayment of licensing fees. On August 8, 2002, this dispute has been settled. The arbitration has been dismissed and both parties have executed mutual releases of their claims.

In November 2001, a product liability suit was brought against us in the United States District Court, Eastern District of Michigan. The lawsuit alleges that a patient, M. Pawlik, suffered burns to her left arm as a result of a defect in an ArthroCare device used in an arthroscopy procedure performed on the patient. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit alleges that a patient, J. Herzog, suffered pain and weakening in his knee as a result of an ArthroCare device used in an arthroscopy procedure performed on the patient. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

7.    Segment Information:

We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following: Arthroscopy, ENTec®, ArthroCare Spine™, Visage®, AngioCare™ and ArthroCare ENDO™. Our reportable segments include Arthroscopy, ENTec, and ArthroCare Spine. Our Visage, AngioCare and ArthroCare ENDO business units have been aggregated and reported as Other. Product sales for the three- month and six-month periods ended June 30, 2002 and June 30, 2001 are summarized in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Product sales (in thousands):
Arthroscopy	$16,155	$15,241	$31,132	$29,262
ENTec	2,371	1,844	4,522	3,198
ArthroCare Spine	1,835	1,208	3,761	2,248
Other	348	212	582	822

Total	$20,709	$18,505	$39,997	$35,530

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. The following tables represent a summary of total revenues and long-lived assets by geographical region.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Total revenue (in thousands):
United States	$19,126	$18,472	$35,944	$35,176
International	2,969	3,832	6,228	5,142

Total	$22,095	$$22,304	$42,172	$40,318

Balance as of:	June 30, 2002	December 31, 2001
Property and equipment:
United States	$11,919	$11,092
International	3,547	1,976

Total	$15,466	$13,068

8.    Treasury Stock:

In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. In June 2002, the Board of Directors authorized the additional repurchase of up to 2,000,000 shares of our common stock, subject to certain limitations and conditions. For the six month period ended June 30, 2002, we repurchased 100,700 shares at a cost of $1.3 million, of which $0.6 million is accrued for at June 30, 2002. For the six month period ended June 30, 2001, we repurchased 154,000 shares at a cost of $2.7 million.

PART I.    FINANCIAL INFORMATION

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

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of surgical procedures. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. We have formed the following business units for commercialization of our technology in non-orthopedic markets: ArthroCare Spine, to commercialize our technology in the spinal and neurosurgery markets; Visage, to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; ENTec to commercialize our ENT surgery products for use in head and neck surgical procedures; ArthroCare ENDO to commercialize our Coblation based products in laparascopic and endoscopic open surgical procedures for general surgery, gynecology and urology applications; and AngioCare, to commercialize our technology in cardiology markets.

We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic and orthopedic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic Surgery System is CE marked for use in arthroscopic surgery. The CE Mark is a requirement to sell our products in most of Europe. Our Cosmetic Surgery System has been cleared by the FDA and is CE marked for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have received 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures, including treatments for snoring and turbinates, tonsillectomies and adenoidectomies and submucosal channeling procedures. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We also have our general surgery, gynecology, urology, and plastic and reconstructive surgery products CE marked and have received 510(k) clearance from the FDA to market these products in the United States.

We commercially introduced our Arthroscopic Surgery System in December 1995 and have derived a significant portion of our sales from this system. As of June 30, 2002, we had shipped more than 14,800 controller units and more than 1,700,000 disposable devices for a variety of indications. We are marketing and selling our arthroscopic, ENT, cosmetic surgery and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have more than 70 distributors representing more than 400 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America.

In June 2000, we entered into a distribution agreement with Integra NeuroSciences, a division of Integra LifeSciences Holding Corporation, for Integra to be our exclusive sales and distribution partner in certain countries for our products in the neurosurgical market. On June 30, 2002, we notified Integra of our intent to terminate the distribution agreement due to material breach of the agreement by Integra. This agreement has been terminated as of August 1, 2002, and we have retained all worldwide rights to the neurosurgical market. We have entered into a strategic relationship with the GyneCare division of Ethicon to commercialize Coblation based products for laparoscopic and open surgical procedures for gynecological applications. We have also entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

Results of Operations

Three months ended June 30, 2002 and June 30, 2001

Revenues:

Product sales for the quarter ended June 30, 2002 were $20.7 million, an increase of $2.2 million, or 12%, over the second quarter of 2001. On January 1, 2002 we implemented EITF 01-09, which relates to the consideration from a vendor to a customer or reseller of the vendor’s product which stipulates that commissions we pay to stocking distributors be reflected as a reduction of revenues in the statement of income. Prior year amounts have been reclassified to conform to this new standard. This resulted in a $1.3 million decrease in 2001’s second quarter’s revenue, with a corresponding decrease in sales and marketing expenses. The company shipped almost 130,000 disposable devices during the quarter compared to almost 115,000 units for the same quarter of the prior year. All commercial business units posted sales increases in the second quarter of 2002 compared to the second quarter of 2001. Arthroscopy contributed $16.2 million in net product sales, an approximately 6% increase. The company’s ear, nose and throat (ENTec) business unit’s net product sales increased by 29%. The spinal surgery products’ sales (ArthroCare Spine) increased by 52%.

The increase in direct sales presence, which was begun in 2001, continued to have a positive effect on sales in the second quarter of 2002, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy and introduction of new products designed to address surgical procedures that have traditionally been difficult to perform.

International product sales for the three-month period were 14% of total product sales, compared to 21% for the same period of the prior year. Our growth in the domestic market was stronger than in the international market due mostly to the increased effectiveness of the direct sales force in the United States.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures, in units, represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology and continue to work on new product development efforts specifically for knee applications. We believe that in our five years of product shipments we have penetrated approximately 50% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 35-40% of our arthroscopy disposable device revenue is being generated by the sale of disposables for use in knee procedures.

Royalties, fees and other were $1.4 for the three-month period ended June 30, 2002, as compared to $3.8 million for the three-month period ended June 30, 2001. Included in license fees, royalties and other revenue in the prior year period is approximately $3.2 million resulting from the cancellation of an agreement with our former cosmetic surgery distributor and the recognition of previously deferred revenue.

Cost of Product Sales

Cost of product sales for the three-month period ended June 30, 2002 was $7.2 million or 35% of product revenues as compared with $7.2 million or 39% of product revenues for the three-month period ended June 30, 2001. The decrease in cost as a percentage of product sales for the three-month period ended June 30, 2002 as compared to the prior year period is attributable to the increased efficiency of the manufacturing operations. As planned, Arthrocare’s new Costa Rica facility began shipping sub-assemblies to the Sunnyvale facility in the second quarter and is expected to contribute to gross margin improvements in the second half of 2002.

Operating Expenses

Research and development expenses were $2.1 million for the three-month period ended June 30, 2002, as compared to $2.0 million for the same prior year period. In general, overall spending in research and development for the three-month and six-month periods remained at 11% of product sales as we continued to develop new products in our currently commercialized markets, continued our development efforts for potential additional products and continued to maintain and develop our patent position.

We expect to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents.

Sales and marketing expenses were $8.9 million or 43% of product sales, during the three-month period ended June 30, 2002, as compared to $7.8 million or 42% of product sales, during the same prior year period. The increase in spending for the current three-month period was primarily due to $0.4 million associated with the accrual of higher commissions resulting from increased sales, $0.5 million due to the hiring of 22 new direct sales representatives, and higher expenses of $0.1 million related to increased marketing activities including travel and promotional materials.

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

General and administrative expenses were $2.5 million or 12% of product sales, during the three-month period ended June 30, 2002 compared to $1.3 million or 7% of product sales during the same prior year period. Of the $1.2 million increase, $0.8 million was attributable to higher costs of general and patents-related legal services, business development activities, insurance and international accounting and tax related expenditures necessary to expand our corporate infrastructure, $0.2 million related to costs for the new facilities, and another $0.2 million resulted from the headcount increase required to support the business structure. We expect general and administrative expenses to decrease slightly as a percentage of product sales and increase moderately in absolute dollar values as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, net

Interest and other income, net, decreased to $0.3 million for the three-month period ended June 30, 2002 compared to $1.1 million during the same period of the previous year. The lower interest income is attributable to lower interest rates than in the same prior fiscal year period.

Six months ended June 30, 2002 and June 30, 2001

Revenues:

All three reportable segments experienced product sales increases for the first six months of 2002 compared to the first six months of 2001. Arthroscopy contributed $31.1 million in net product sales, a 6% increase. The company’s ear, nose and throat (ENTec) business unit’s net product sales increased by 41%. The spinal surgery products’ sales (ArthroCare Spine) increased by 67%. For the first six months of 2002, ENTec and ArthroCare Spine sales were 11% and 9% of total product sales.

International product sales for the six-month period ended June 30, 2002 were 15% of product sales compared and 14% of product sales for the same period of the prior year.

Royalties, fees and other were $2.2 million six-month period ended June 30, 2002, as compared to $4.8 million for the six-month period ended June 30, 2001. Included in license fees, royalties and other revenue in the prior year period is approximately $3.2 million resulting from the cancellation of an agreement with our former cosmetic surgery distributor and the recognition of previously deferred revenue.

Cost of Product Sales

Cost of product sales for the six-month period ended June 30, 2002 was $14.8 million or 37% of product revenues as compared with $13.9 million or 39% of product revenues for the six month period ended June 30, 2001. The decrease in cost as a percentage of product sales for the six-month period ended June 30, 2002 as compared to the prior year periods is attributable to the increased efficiency of the manufacturing operations.

Operating Expenses

Research and development expenses were $4.3 million six-month period ended June 30, 2002, as compared to $3.9 million for the same prior year period. Overall spending in research and development for the six-month period remained at 11% of product sales as we continued to develop new products in our currently commercialized markets, continued our development efforts for potential additional products and continued to maintain and develop our patent position.

Sales and marketing expenses were $17.3 million or 43% of product sales, during the six-month period ended June 30, 2002, as compared to $14.2 million or 40% of product sales, during the same prior year period. The increase in spending for the current six-month period was primarily due to increased expenses of $1.1 million associated with the accrual of higher commissions resulting from increased sales, $1.1 million due to the hiring of 22 new direct sales representatives, and higher expenses of $0.7 million related to increased marketing activities including travel and promotional materials.

General and administrative expenses $4.4 million or 11% of product sales, during the six-month period ended June 30, 2002, as compared to $2.3 million or 7% of product sales during the same prior year period. Of the $2.1 million increase, $1.3 million was attributable to higher costs of general and patents-related legal services, business development activities, insurance and international accounting and tax related expenditures necessary to expand our corporate infrastructure, $0.2 million related to costs for the new facilities, and another $0.4 million resulted from the headcount increase required to support the business structure. We expect general and administrative expenses to decrease slightly as a percentage of product sales and increase moderately in absolute dollar values as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, net

Interest and other income, net, decreased to $0.9 million for the six-month period ended June 30, 2002 compared to $2.1 million during the same period of the previous year. The lower interest income is attributable to lower interest rates than in the same prior fiscal year period as well as a reduction of our investment portfolio by approximately $8.0 million ($6 million in the second half of 2001 and $2 million in the first half of 2002).

Liquidity and Capital Resources

On June 30, 2002, we had $90.9 million in working capital. The principal sources of liquidity consisted of $61.2 million in cash, cash equivalents and short term available-for-sale securities. The Company also has $16.3 million in non-current available for sale securities.

Net cash provided by operating activities for the six-month period ended June 30, 2002 was $5.2 million, as compared to $5.4 million provided by operating activities for the six-month period ended June 30, 2001. The decrease in cash provided by operating activities is primarily due to the increase in inventories more than offset by increases in liabilities.

Inventories increased to $16.0 million as of June 30, 2002 from $14.2 million as of December 31, 2001, to support the introduction levels required to support sales volume increases and provide safety stock of sub-assemblies during our shift of manufacturing to our new Costa Rica manufacturing facility.

Net cash flows used in investing activities for the six-month period ended June 30, 2002 were $1.0 million compared to $13.8 million of cash provided by investing activities for the six-month period ended June 30, 2001. The decrease of cash provided by investing activities is primarily due to the timing of purchases and sales or maturities of available for sale securities.

Net property and equipment increased to $15.5 million as of June 30, 2002 from $13.1 million as of December 31, 2001. The $6 million increase is primarily attributable to capital expenditures related to the new facility in Costa Rica as well as the capitalization of controllers placed under various promotional programs along with an increase of computer software and equipment.

Net cash flows used in financing activities for the six-month period ended June 30, 2002 were $0.1 million compared to $0.5 million for the six-month period ended June 30, 2001. The cash generated by the proceeds from exercise of options was mostly offset by the repurchase of treasury shares.

In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. In June 2002, the Board of Directors authorized the additional repurchase of up to 2,000,000 shares of our common stock, subject to certain limitations and conditions. For the six month period ended June 30, 2002, we repurchased 100,700 shares at a cost of $1.3 million, of which $0.6 million is accrued for at June 30, 2002. For the six month period ended June 30, 2001, we repurchased 154,000 shares at a cost of $2.7 million.

Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory clearances/approvals and competition.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We became a public company in February 1996. Included here are risk factors as updated from our Annual Report on Form 10-K, filed March 29, 2002 for the year ended December 31, 2001. The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse effect on our results of operations, business, financial position and future growth prospects. Additional risks and uncertainties that we do not currently know about or that we currently deem immaterial could also impair our results of operations, financial position and future growth prospects.

We Are Dependent Upon Our Arthroscopic System

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 83% of our product sales in 2001 and 77% in the six-month period ending June 30, 2002, we are highly dependent on its sales. We have only recently begun to market our spinal surgery, neurosurgery, cosmetic surgery, ENT surgery and ENDO surgery products, and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs or that we will be able to continue to market such products successfully.

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

We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long-term clinical follow-up to support the marketing efforts for our Arthroscopic System. We believe that continued recommendations and endorsements by influential surgeons are essential for marketplace acceptance of our products. In addition, if long-term data does not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

We have developed several applications for our Coblation technology in spinal surgery and neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications,and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

We Have Limited Manufacturing Experience

To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, we have limited manufacturing experience. Our manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers in the United States and Costa Rica. We currently produce more than 70 models of disposable devices utilizing different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. We manufacture several different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current or future products, which could reduce yields, result in supply disruptions and adversely affect our gross margins. If we have delays in manufacturing, we will not have adequate finished inventory to meet our needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products we manufacture, we may experience product returns.

We Are Dependent on Key Suppliers

We depend on two sole source suppliers for many of our product components, including two components that we include in substantially all of our disposable devices. If the supply of materials from a sole source supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure you that we would be able to obtain the necessary regulatory clearance for the new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

In spinal surgery, we compete against companies that market products to remove tissue and treat spinal disorders. In addition, Smith & Nephew is currently marketing a percutaneous thermal heating product for treating certain types of disc pain.

In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Stryker Corp., Conmed Corp., and Xomed Surgical Products Inc., Medical Technologies Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc. (which was acquired by Gyrus, Inc.), Elmed Inc. and Ellman International, Inc., also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea.

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

Many of our competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant discounts as a competitive tactic. For example, in order to compete successfully, we anticipate that we may have to continue to offer substantial discounts on our controllers in order to increase demand for our disposable devices, and that this competition could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Furthermore, some of our competitors use purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the United States have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products rather than the products of these competitors to the extent the purchase would cause them to lose discounts on products.

We Face Uncertainty Over Reimbursement

Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in environmental and private third-party payors’ policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery, neurosurgery, ENT surgery, gynecology, urology and general surgery procedures performed using devices that have received FDA clearance has generally been available in the United States. Typically, cosmetic surgery procedures are not reimbursed.

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

Our Business Depends on Attracting and Retaining Collaborators and Licensors

In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. In addition, we have entered into a distribution agreement with GyneCare and ACMI to market and sell our Coblation based products for gynecology and urology, respectively.

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

Our Operating Results Will Fluctuate

We achieved profitability in 1999 and, as of June 30, 2002, we had retained earnings of $1.4 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

•	The introduction of new product lines;

•	Increased penetration in existing applications;

•	Product returns;

•	Achievement of research and development milestones;

•	The amount and timing of receipt and recognition of license fees;

•	Manufacturing or supply disruptions;

•	Timing of expenditures;

•	Absence of a backlog of orders;

•	Receipt of necessary regulatory clearances/approvals;

•	The level of market acceptance for our products;

•	Timing of the receipt of orders and product shipments; and

•	Promotional programs for our products.

We cannot assure you that future quarterly fluctuations will not adversely affect our business, financial condition, results of operations of future growth prospects. Our revenues and profitability will be critically dependent on whether or not we can successfully continue to market our Coblation based technology product lines. We cannot assure you that we will maintain or increase our revenues or level of profitability.

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

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed a portion of our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan. In July 2001, we filed a lawsuit against Smith & Nephew alleging infringement of several of our patents. For further discussion of this lawsuit, see Note 6 in the Notes to Condensed Consolidated Financial Statements set forth above.

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

The Market Price of Our Stock May Be Highly Volatile

Within the last 12 months our common stock has traded between a range of $9.89 and $32.60 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of our operations;

•	Our ability to successfully commercialize our products;

•	Announcements regarding results of regulatory clearances filing, clinical studies or other testing, technological innovations or new commercial products by us or our competitors;

•	Developments concerning government regulations, proprietary rights or public concern as to the safety of technology;

•	The execution of new collaborative agreements and material changes in our relationships with our business partners;

•	Market reaction to acquisitions and trends in sales, marketing, and research and development;

•	Changes in coverage or earnings estimates by analysts;

•	Sales of common stock by existing stockholders; and

•	Economic and political conditions.

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

We Must Obtain Governmental Clearances or Approvals Before We Can Sell Our Products; We Must Continue To Comply With Applicable Laws and Regulations.

United States

Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. FDA regulations are wide-ranging and govern, among other things:

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

Generally, before we can introduce a new medical device into the US market, we must obtain FDA clearance of a 510(k) premarket notification or approval of a premarket approval application, or PMA application. If we can establish that our device is “substantially equivalent” to a “predicate device,” i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification will need to be supported by appropriate data, including, in some cases, clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA.

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as the treatment of snoring, hypertrophic turbinates, tonsilectomy and submucosal channeling. We have received 510(k) clearance to market our Endo for urology, general surgery and gynecology procedures. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, Middle East, South America, Korea and Israel; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Taiwan, Korea and South America; to market our spinal surgery products in Europe, Canada, Japan, Mexico, Middle East, Taiwan, Australia and Korea; to market our general surgery products in Europe, Canada, Middle East, Korea and Taiwan; and to market our neurosurgery and urology products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

For European distribution, we have received ISO 9001/EN46001 certification and the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation.

ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the certification will preclude us from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Information with respect to this item is incorporated into this Part II, Item 1 by reference to Note 6 of the Condensed Consolidated Financial Statements contained in Part I above.

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting the company’s stockholders on May 29, 2002, the following matters were submitted to a vote of the Company’s stockholders:

Proposal 1.    Election of Directors.

Nominee	Votes For	Votes Withheld
Michael A. Baker	17,026,727	2,048,669
Annette J. Campbell-White	18,195,064	880,332
C. Raymond Larkin, Jr.	18,189,914	885,482
Tord B. Lendau	18,194,064	881,332
Robert R. Momsen	18,127,014	948,382
Peter L. Wilson	18,195,064	880,332

Proposal 2.    Amendment to the Company’s 1993 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares.

Votes For:	14,936,861	Votes Against:	3,472,873	Abstain:	665,662

Proposal 3.    Amendment to the to the Company’s 1995 Director’s Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares.

Votes For:	16,544,583	Votes Against:	1,864,590	Abstain:	666,223

Proposal 4.    Ratification of the Appointment of PricewaterhouseCoopers LLP as the Company’s Independent Accountants.

Votes For:	17,728,218	Votes Against:	313,329	Abstain:	1,033,849

Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits

3.1	Amended and Restated Certificate of Incorporation of ArthroCare Corporation.

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

10.14
Contribution Agreement, dated June 30, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant. (Incorporated herein by reference to Exhibit 10.21 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

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

10.37
Change of Control Agreement between the Registrant and Michael Baker, CEO, dated September 25, 2001. (Incorporated herein by reference to the same—numbered exhibit filed previously with the Registrant’s Quarterly on form 10-Q for the period ended September 29, 2001.)

10.38	Amendment to the 1993 Incentive Stock Plan (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on August 8, 2000).

10.39	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Statement on Form S-8 filed on August 8, 2000).

+	Confidential treatment granted.

b)    Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION a Delaware corporation

Date: August 13, 2002	/s/ MICHAEL A. BAKER
Michael A. Baker President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2002	/s/ FERNANDO SANCHEZ
Fernando Sanchez Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)