Form 10-Q
period 2002-09-28
ARTHROCARE CORP
filed 2002-11-08
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐.

The number of shares outstanding of the registrant’s common stock as of November 1, 2002 was 20,963,930.

ARTHROCARE CORPORATION

Part I.    FINANCIAL INFORMATION
Item 1.    Financial statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,542	$41,507
Available-for-sale securities	7,285	26,662
Accounts receivable, net of allowances of $454 in 2002 and $776 in 2001	18,237	18,567
Inventories, net	18,486	14,207
Prepaid expenses and other current assets	5,767	6,250

Total current assets	83,317	107,193
Available-for-sale securities	26,469	8,526
Property and equipment, net	17,613	13,068
Related party receivables	1,205	1,205
Other assets	3,674	3,705

Total assets	$132,278	$133,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,069	$3,142
Accrued liabilities	4,301	1,111
Accrued compensation	4,754	3,837
Income taxes payable	1,225	461

Total current liabilities	14,349	8,551
Deferred rent	100	53

Total liabilities	14,449	8,604

Contingencies: (Note 6)
Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and Outstanding: none
Common stock, par value $ 0.001:
Authorized: 75,000 shares
Issued and Outstanding: 20,959 shares in 2002, and 21,855 shares in 2001	23	22
Treasury stock: 1,977 shares in 2002, 951 shares in 2001	(31,106)	(18,987)
Additional paid-in capital	147,294	146,081
Accumulated other comprehensive loss	(272)	(1,724)
Retained earnings/(accumulated deficit)	1,890	(299)

Total stockholders’ equity	117,829	125,093

Total liabilities and stockholders’ equity	$132,278	$133,697

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Product sales	$21,332	$17,975	$61,329	$53,505
Royalties, fees and other	879	2,287	3,054	7,075

Total revenues	22,211	20,262	64,383	60,580
Cost of product sales	7,981	7,522	22,758	21,390

Gross profit	14,230	12,740	41,625	39,190

Operating expenses:
Research and development	2,188	1,973	6,472	5,869
Sales and marketing	9,011	8,253	26,270	22,471
General and administrative	2,458	1,426	6,861	3,756

Total operating expenses	13,657	11,652	39,603	32,096

Income from operations	573	1,088	2,022	7,094
Interest and other income, net	377	2,961	1,231	5,103

Income before income tax provision	950	4,049	3,253	12,197
Income tax provision	304	1,458	1,064	4,402

Net income	$646	$2,591	$2,189	$7,795

Basic net income per share	$0.03	$0.12	$0.10	$0.35

Shares used in computing basic net income per share	21,085	22,477	21,595	22,428

Diluted net income per share	$0.03	$0.11	$0.10	$0.33

Shares used in computing diluted net income per share	22,060	23,860	22,514	23,503

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$2,189	$7,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,486	4,416
Stock compensation expense	144	419
Provision for doubtful accounts receivable and product returns	(322)	(47)
Provision for excess and obsolete inventory	93	(12)
Deferred rent	47	(52)
Changes in operating assets and liabilities:
Accounts receivable	501	(3,844)
Inventories	(4,420)	864
Prepaid expenses and other current assets	470	(101)
Accounts payable	930	5,706
Accrued liabilities	2,420	1,061
Income taxes payable	764	—
Deferred revenue	—	(5,476)
Other assets	31	—

Net cash provided by operating activities	8,333	10,729

Cash flows from investing activities:
Purchases of property and equipment	(8,344)	(5,362)
Purchases of available-for-sale securities	(133,547)	(18,236)
Sales or maturities of available-for-sale securities	135,668	33,271

Net cash provided by/(used in) investing activities	(6,223)	9,673

Cash flows from financing activities:
Purchase of treasury stock	(12,119)	(16,295)
Repayment of capital leases	—	(67)
Proceeds from exercise of options to purchase common stock	1,069	4,938

Net cash used in financing activities	(11,050)	(11,424)

Effect of exchange rate changes on cash	975	(711)

Net increase/(decrease) in cash and cash equivalents	(7,965)	8,267
Cash and cash equivalents, beginning of period	41,507	35,782

Cash and cash equivalents, end of period	$33,542	$44,049

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

We previously recognized commissions to stocking distributors as sales and marketing expenses at the time the related revenue was recognized. On January 1, 2002, we adopted EITF issue 01-09 “Accounting for Consideration Given by a Vendor (including a Customer of a Reseller of the Vendor’s products)” and changed our method of accounting for commissions to stocking distributors, to record such consideration as a reduction of revenue. All periods presented have been reclassified to conform to the current period. The impact of this change was a $1.7 million reduction of both revenue and sales and marketing expense for the quarter ended September 30, 2001. The corresponding decrease for the nine-month period ending September 30, 2001 was $4.0 million.

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

The following is a reconciliation of the computation for basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net income	$646	$2,591	$2,189	$7,795

Weighted average basic shares outstanding (used in computing basic net income per share)	21,085	22,477	21,595	22,428
Options and warrants	975	1,383	919	1,075

Shares used in computing diluted net income per share	22,060	23,860	22,514	23,503

Basic net income per share	$0.03	$0.12	$0.10	$0.35

Diluted net income per share	$0.03	$0.11	$0.10	$0.33

Options to purchase 3,776,514 shares of common stock at prices ranging from $13.03-$48.56 per share outstanding during the three-month period ended September 30, 2002, and options to purchase 3,196,498 shares of common stock at prices ranging from $14.20-$48.56 per share outstanding during the nine-month period ended September 30, 2002 were not included in the computation of diluted net income per share because their effects are anti-dilutive. Options to purchase 1,750,874 shares of common stock at prices ranging from $29.64-$48.56 per share outstanding during the three-month period ended September 30, 2001, and options to purchase 1,825,021 shares of common stock at prices ranging from $23.00-$48.56 per share outstanding during the nine-month period ended September 30, 2001 were not included in the computation of diluted net income per share because their effects were anti-dilutive.

4.    Comprehensive Income:

Comprehensive income is comprised of net income and other comprehensive income, such as foreign currency translation gains or losses and unrealized gains or losses on available-for-sale securities, which are recorded in stockholders equity. Our total comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income	$646	$2,591	$2,189	$7,795
Other comprehensive income:
Change in unrealized gains and losses on available-for-sale marketable securities	705	88	686	2,568
Foreign currency translation adjustment	(658)	252	766	(1,266)

Comprehensive net income	$693	$2,931	$3,641	$9,097

5.    Inventories (in thousands):

	September 30, 2002	December 31, 2001
Inventories:
Raw materials	$6,163	$5,678
Work-in-process	3,615	2,692
Finished goods	8,708	5,837

Total	$18,486	$14,207

6.    Litigation:

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendant uses, imports, markets and sells an electrosurgical system under the names Vulcan, Sapphire and Electroblade that infringes these patents. ArthroCare seeks the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the above products; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and the Defendant’s use of our inventions with the damages to be trebled because of the Defendant’s willful infringement.

In conjunction with a medical malpractice suit against a physician, a product liability suit was brought against us in the Superior Court of Arizona, county of Yavapai on August 24, 2001. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

On August 29, 2001, Inamed Corporation filed a demand for arbitration in Santa Clara County, California. The demand alleges that ArthroCare wrongfully terminated its license and distribution agreement with Inamed and seeks damages for breach of contract including the repayment of licensing fees. On August 8, 2002, this dispute was settled and the financial impact was recorded in the second quarter of 2002. The arbitration has been dismissed and both parties have executed mutual releases of their claims.

In November 2001, a product liability suit was brought against us in the United States District Court, Eastern District of Michigan. On November 6, 2002, the lawsuit was settled and both parties have executed mutual releases of their claims.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit includes a claim for punitive damages. Punitive damages, if awarded, are not covered by our insurance policies, and we would be required to pay any such punitive damages that were awarded. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

In September 2002, a product liability suit was brought against us in the 269th Judicial District Court, Harris County, Texas. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

In October 2002, ArthroCare acquired all of the outstanding shares of Atlantech Medical Devices, Ltd. (“Atlantech”), a distributor of medical device products in the United Kingdom. Atlantech was involved in litigation with a former reseller regarding termination of a purported distribution agreement and seeks damages for alleged breach of contract. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. The outcomes of the outstanding litigation matters discussed above are not considered probable or cannot be reasonably estimated. Also, except as otherwise described above, ArthroCare has product liability insurance coverage in amounts its considers necessary to prevent material losses. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our financial position or liquidity, but could be material to the consolidated results of operations of any one period.

7.    Segment Information:

We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following: Arthroscopy, ENTec®, ArthroCare Spine™, Visage®, AngioCare™ and ArthroCare ENDO™. Our reportable segments include Arthroscopy, ENTec, and ArthroCare Spine. Our Visage, AngioCare and ArthroCare ENDO business units have been aggregated and reported as Other. Product sales for the three- month and nine-month periods ended September 30, 2002 and September 30, 2001 are summarized in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in thousands)
Product sales:
Arthroscopy	$15,553	$15,021	$46,685	$44,283
ENTec	2,747	1,554	7,269	4,752
ArthroCare Spine	2,455	1,105	6,216	3,353
Other	577	295	1,159	1,117

Total	$21,332	$17,975	$61,329	$53,505

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. The following tables represent a summary of total revenues and long-lived assets by geographical region.

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(in thousands)
Total revenue:
United States	$18,657	$17,345	$54,601	$53,699
International	3,554	2,917	9,782	6,881

Total	$22,211	$20,262	$64,383	$60,580

Balance as of:
	September 30, 2002	December 31, 2001
	(in thousands)
Property and equipment:
United States	$12,246	$11,092
International	5,367	1,976

Total	$17,613	$13,068

8.    Subsequent Events

On October 21, 2002, the Company acquired all of the outstanding shares of Atlantech Medical Devices, Ltd., a distributor of medical device products in the United Kingdom. In addition, the former shareholders of Atlantech Medical Devices, Ltd. Have the right to receive an earn-out, to be paid in varying amounts in 2003 through 2006, in the event Atlantech Medical Devices, Ltd. achieves certain business goals. The Company used cash to fund the acquisition. Also, the Company has reached an agreement to acquire Atlantech GmbH, a German medical device distributor, and expects to complete this transaction by the end of November 2002.

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

ArthroCare is a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with a high level of precision and accuracy, limiting damage to surrounding tissue. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools, and enable surgeons to ablate, sculpt, cut, aspirate and suction soft tissue, and to seal small bleeding vessels. Ablation is the disintegration or removal of tissue. Our soft-tissue surgery systems consist of a controller unit and an assortment of sterile, single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of surgical procedures. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. We have formed the following business units for commercialization of our technology in non-arthroscopic markets: ArthroCare Spine, to commercialize our technology in the spinal and neurosurgery markets; Visage, to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; ENTec to commercialize our ENT surgery products for use in head and neck surgical procedures; ArthroCare ENDO to commercialize our Coblation based products in laparascopic, endoscopic, and open surgical procedures for general surgery, gynecology and urology applications; and AngioCare, to commercialize our technology in cardiology markets.

We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic and orthopedic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic Surgery System is CE marked for use in arthroscopic surgery. The CE mark is a requirement to sell our products in most of Europe. Our Cosmetic Surgery System has been cleared by the FDA and is CE marked for general dermatologic procedures and skin resurfacing for the treatment of wrinkles. Our ENT Surgery System is CE marked, and we have received 510(k) clearances from the FDA for use of our ENT Surgery System in head, neck, oral and sinus surgery procedures, including treatments for snoring and turbinates, tonsillectomies and adenoidectomies and submucosal channeling procedures. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We also have our general surgery, gynecology, and urology products CE marked and have received 510(k) clearance from the FDA to market these products in the United States.

We commercially introduced our Arthroscopic Surgery System in December 1995 and have derived a significant portion of our sales from this system. As of September 30, 2002, we had shipped more than 15,600 controller units and almost 1,900,000 disposable devices for a variety of indications. We are marketing and selling our arthroscopic, ENT, cosmetic surgery and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have more than 70 distributors representing more than 400 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa and South and Central America.

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

Results of Operations

Three months ended September 30, 2002 and September 30, 2001

Revenues:

Product sales were $21.3 million for the three-month period ended September 30, 2002, an increase of more than 18%, from the $18.0 million in the third quarter of 2001. On January 1, 2002 we implemented EITF 01-09, which relates to the consideration from a vendor to a customer or reseller of the vendor’s product which stipulates that commissions we pay to stocking distributors be reflected as a reduction of revenues in the statement of income. Prior year amounts have been reclassified to conform to this new standard. This resulted in a $1.7 million decrease in 2001’s third quarter’s revenue, with a corresponding decrease in sales and marketing expenses. The company shipped over 125,000 disposable devices during the third quarter of 2002 compared to approximately 120,000 units for the third quarter of 2001. All commercial business units posted sales increases in the third quarter of 2002 compared to the third quarter of 2001. Arthroscopy contributed $15.6 million in net product sales, an increase of 4%. The company’s ear, nose and throat (ENTec) business unit’s net product sales increased to $2.7 million, an increase of 77%. The spinal surgery products’ sales (ArthroCare Spine) increased to $2.5 million, an increase of 122%. Other product sales were $0.6 million in the third quarter of 2002, an increase of 96%.

The increase in direct sales presence, which was begun in 2001, continued to have a positive effect on sales in the third quarter of 2002, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy and introduction of new products designed to address surgical procedures that have traditionally been difficult to perform.

International product sales were $3.6 million for the third quarter of 2002 or 17% of total product sales, compared to $2.9 million or 16% of total product sales for the third quarter of 2001.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures, in units, represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology and continue to work on new product development efforts, specifically for knee applications. We believe that in our five years of product shipments we have penetrated approximately 50% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 35-40% of our arthroscopy disposable device revenue is being generated by the sale of disposables for use in knee procedures.

Royalties, fees and other were $0.9 million for the third quarter of 2002, as compared to $2.3 million for the third quarter of 2001. The decrease was primarily due to the recognition of $1.7 million in fees due to the cancellation of agreements with former distributor partners in the third quarter of 2001.

Cost of Product Sales

Cost of product sales was $8.0 million for the three-month period ended September 30, 2002 or 37% of product revenues, as compared with $7.5 million or 42% of product revenues in the third quarter of 2001. The decrease in cost as a percentage of product sales for the third quarter of 2002 as compared to the prior year period is attributable to the increased efficiency of the manufacturing operations. As planned, Arthrocare’s new Costa Rica facility continued shipping sub-assemblies to the Sunnyvale facility in the third quarter and is expected to contribute to gross margin improvements in the fourth quarter of 2002 and fiscal 2003.

Operating Expenses

Research and development expenses were $2.2 million or 10% of product sales, for the three-month period ended September 30, 2002, as compared to $2.0 million or 11% of product sales for the same period in 2001. The increase in spending in the third quarter of 2002 is primarily due to continuing development of new products in our currently commercialized markets, continuing our development efforts for potential additional products and continuing to maintain and develop our patent position.

We expect to increase the dollar amount of research and development spending through continued expenditures on new product development, regulatory affairs, clinical studies and patents.

Sales and marketing expenses were $9.0 million or 42% of product sales, for the three-month period ended September 30, 2002, as compared to $8.3 million or 46% of product sales during the same period in 2001. The increase in spending in the third quarter of 2002 was primarily due to $0.7 million associated with the accrual of higher commissions resulting from increased sales, $0.4 million due to the hiring of new direct sales representatives, partially offset by $0.3 million lower expenses related to marketing research and promotional activities.

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

General and administrative expenses were $2.5 million or 12% of product sales, during the three-month period ended September 30, 2002, as compared to $1.4 million or 8% of product sales during the same period in 2001. The increase in spending was primarily due to $0.5 million in higher costs of general and patents-related legal services, business development activities, and insurance related to expanding our corporate infrastructure, $0.4 million related to costs for the new corporate facilities, and $0.2 million resulting from increased headcount required to support the business structure. We expect general and administrative expenses to decrease slightly as a percentage of product sales and increase moderately in absolute dollar values as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, net

Interest and other income, net was $0.4 million for the three-month period ended September 30, 2002 compared to $3.0 million during the same period in 2001. The decrease was primarily attributable to a $2.1 million gain on the sale of an investment in third quarter of 2001, as well as a reduction in interest income due to the decrease of our investment portfolio by approximately $12.0 million at September 30, 2002 for the previous twelve months.

Nine-months ended September 30, 2002 and September 30, 2001

Revenues:

Product sales were $61.3 million for the nine months ended September 30, 2002, an increase of 15%, from the $53.5 million in the first nine months of 2001. On January 1, 2002 we implemented EITF 01-09, which relates to the consideration from a vendor to a customer or reseller of the vendor’s product which stipulates that commissions we pay to stocking distributors be reflected as a reduction of revenues in the statement of income. Prior year amounts have been reclassified to conform to this new standard. This resulted in a $4.0 million decrease in 2001’s year-to-date revenue, with a corresponding decrease in sales and marketing expenses.

All three reportable segments experienced product sales increases for the first nine months of 2002 compared to the same period of 2001. Arthroscopy contributed $46.7 million in net product sales, a 5% increase. The company’s ear, nose and throat (ENTec) business unit’s net product sales increased to $7.3 million, a 53% increase. The spinal surgery products’ sales (ArthroCare Spine) increased to $6.2 million, an 85% increase. Other product sales were $1.2 million in the first nine months of 2002, an increase of 4%.

International product sales were $9.8 million for the nine-month period ended September 30, 2002 or 16% of product sales, compared to $6.9 million or 13% of product sales for the same period in 2001. Our growth in the domestic market was stronger than in the international market due primarily to the increased effectiveness of the direct sales force in the United States.

Royalties, fees and other were $3.1 million for the nine-month period ended September 30, 2002, as compared to $7.1 million for the same period in 2001. Included in license fees, royalties and other revenue in 2001 is approximately $3.5 million resulting from the recognition of previously deferred revenue from the cancellation of an agreement with our former cosmetic surgery distributor, and $1.7 million in fees due to the cancellation of agreements with other former distributor partners, partially offset by higher royalties of $1.0 million, primarily in the arthroscopy area, and higher freight revenue of $0.2 million.

Cost of Product Sales

Cost of product sales was $22.8 million for the nine-month period ended September 30, 2002 or 37% of product revenues, as compared with $21.4 million or 40% of product revenues for the same period in 2001. The decrease in cost as a percentage of product sales for the nine-month period ended September 30, 2002 as compared to the prior year period is primarily due to the increased efficiency of the manufacturing operations, including the initiation of production at our Costa Rica facility.

Operating Expenses

Research and development expenses were $6.5 million or 11% of product sales, for the nine-month period ended September 30, 2002, as compared to $5.9 million or 11% of product sales for the same period in 2001. The increase in spending in the first nine months of 2002 is primarily due to continuing development of new products in our currently commercialized markets, continuing our development efforts for potential additional products and continuing to maintain and develop our patent position.

Sales and marketing expenses were $26.3 million or 43% of product sales, during the nine-month period ended September 30, 2002, as compared to $22.5 million or 42% of product sales during the same period in 2001. The increase in spending for the current year’s nine-month period was primarily due to increased expenses of $1.9 million associated with the accrual of higher commissions resulting from increased sales, $1.4 million due to the hiring of new direct sales representatives, and higher expenses of $0.3 million related to increased marketing activities including travel and promotional materials.

General and administrative expenses were $6.9 million or 11% of product sales during the nine-month period ended September 30, 2002, as compared to $3.8 million or 7% of product sales during the same period in 2001. The increase in spending was primarily due to $1.8 million in higher costs of general and patents-related legal services, business development activities, insurance and international accounting and tax related expenditures necessary to expand our corporate infrastructure, $0.8 million related to costs for the new corporate facilities, and $0.5 million resulting from increased headcount required to support the business structure. We expect general and administrative expenses to decrease slightly as a percentage of product sales and increase moderately in absolute dollar values as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, net

Interest and other income, net was $1.2 million for the nine-month period ended September 30, 2002 compared to $5.1 million during the same period in 2001. The decrease is primarily due to a $2.1 million gain on the sale of an investment in the third quarter of 2001, lower interest income attributable to lower interest rates in 2002 compared to 2001, as well as a reduction of our investment portfolio by approximately $5.0 million in the first nine months of 2002.

Liquidity and Capital Resources

On September 30, 2002, we had $69.0 million in working capital. The principal sources of liquidity consisted of $40.8 million in cash, cash equivalents and short-term available-for-sale securities. The Company also had $26.5 million of non-current available-for-sale securities as of September 30, 2002.

Net cash provided by operating activities for the nine-month period ended September 30, 2002 was $8.3 million, as compared to $10.7 million for the nine-month period in 2001. The decrease in net cash provided by operating activities is primarily due to the increase in inventories and depreciation, which was partially offset by decreases in accounts receivable and liabilities.

Inventories, net increased to $18.5 million as of September 30, 2002 from $14.2 million as of December 31, 2001 to support the levels of product required for sales volume increases and from the shift of manufacturing from outside contractors to our new Costa Rica manufacturing facility.

Net cash used in investing activities for the nine-month period ended September 30, 2002 was $6.2 million compared to net cash provided by investing activities of $9.7 million for the nine-month period in 2001. The decrease is primarily due to the timing of purchases and sales or maturities of available for sale securities and the purchase of fixed assets.

Net property and equipment increased to $17.6 million as of September 30, 2002 from $13.1 million as of December 31, 2001. Capital expenditures were $8.3 million in the first nine months of fiscal 2002 primarily due to the capitalization of controllers placed under various promotional programs, the purchase of equipment related to the new facility in Costa Rica, and an increase of computer software and equipment.

Net cash used in financing activities for the nine-month period ended September 30, 2002 was $11.1 million compared to $11.4 million for the nine-month period in 2001. The cash used was primarily for the repurchase of treasury shares, which exceeded the proceeds received from the exercise of options.

In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. In June 2002, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our common stock, subject to certain limitations and conditions. For the nine-month period ended September 30, 2002, we repurchased 1,026,741 shares at a cost of $12.1 million. For the nine-month period ended September 30, 2001, we repurchased 801,000 shares at a cost of $16.3 million.

The Company believes that its cash flow from operations, current cash and cash investments will be adequate to meet its cash requirements for the next twelve months. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory clearances/approvals and competition.

SUBSEQUENT EVENTS

On October 21, 2002, the Company acquired all of the outstanding shares of Atlantech Medical Devices, Ltd., a distributor of medical device products in the United Kingdom. In addition, the former shareholders of Atlantech Medical Devices, Ltd. have the right to receive an earn-out, to be paid in varying amounts in 2003 through 2006, in the event Atlantech Medical Devices, Ltd. achieves certain business goals. The Company used cash to fund the acquisition. Also, the Company has reached an agreement to acquire Atlantech GmbH, a German medical device distributor, and expects to complete this transaction by the end of November 2002.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

The following factors represent current challenges to us that create risk and uncertainty. Failure to adequately overcome any of the following challenges, either singularly or in combination, could have a material adverse on our results of operations, business, financial position and future growth prospects. Additional risks and uncertainties that we do not currently know effect about or that we currently deem immaterial could also impair our results of operations, financial position and future growth prospects.

We Are Dependent Upon Our Arthroscopic System

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 83% of our product sales in 2001 and 76% in the nine-month period ending September 30, 2002, we are highly dependent on its sales. We have only recently begun to market our spinal surgery, neurosurgery, cosmetic surgery, ENT surgery and ENDO surgery products, and to date, we have sold only a small number of units. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs or that we will be able to continue to market such products successfully.

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

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

We have developed several applications for our Coblation technology in spinal surgery and neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiology. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications, and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

We Face Intense Competition

The markets for our current and potential products are intensely competitive. These markets include arthroscopy, spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, general surgery and cardiology. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technology or products obsolete or uncompetitive in these markets.

In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation and Stryker Corp., which market products to remove or shrink tissue. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing worldwide bipolar electrosurgical systems for tissue ablation and shrinkage. We are also aware of additional competitors that may commercialize products using technology similar to ours.

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

Our Operating Results Will Fluctuate

We achieved profitability in 1999 and, as of September 30, 2002, we had retained earnings of $1.9 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

The Market Price of Our Stock May Be Highly Volatile

Within the last 12 months our common stock has traded between a range of $9.89 and $24.68 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received 510(k) clearance in the United States to market our Spinal Surgery System. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for treatment of wrinkles. We have received 510(k) clearance to market our ENT Surgery System in head, neck and sinus surgical procedures, as well as the treatment of snoring, hypertrophic turbinates, tonsilectomy and submucosal channelling. We have received 510(k) clearance to market our Endo for urology, general surgery and gynecology procedures. We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, Middle East, South America, and Korea; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Taiwan, Korea and South America; to market our spinal surgery products in Europe, Canada, Japan, Mexico, Middle East, Taiwan, Australia and Korea; to market our general surgery products in Europe, Canada, Middle East, Korea, South America and Taiwan; and to market our neurosurgery and urology products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

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

We Face Product Liability Risks and May Not Be Able to Obtain Adequate Insurance

The development, manufacture and sale of medical products involve significant risk of product liability claims. Our current product liability insurance coverage limits are $10.0 million per occurrence and $10.0 million in the aggregate in each policy year. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may be required to increase our product liability coverage as potential products are successfully commercialized. Product liability insurance is expensive and may not be available to us in the future on acceptable terms, if at all. As described in Note 6 to the Financial Statements and Part II, Item 1 “Legal Proceedings”, several product liability suits have been filed against us, involving our arthroscopy products. A successful product liability claim or series of claims brought against us in excess of, or outside the scope of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment portfolio only includes highly liquid instruments. We do not use derivative financial instruments in our investment portfolio and conduct transactions primarily in U.S. dollars although other foreign currencies are used. As a result, the Company is subject to market risk from changes in foreign currency exchange rates

We are subject to fluctuating interest rates and foreign currency exchange rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and our short-term investments.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report and have concluded that there are no significant deficiencies or material weaknesses. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to this item is incorporated into this Part II, Item 1 by reference to Note 6 of the Condensed Consolidated Financial Statements contained in Part I above.

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits

b)	Reports on Form 8-K

On August 13, 2002, the Company filed a current report on Form 8-K under Item 9 (“Regulation FD Disclosure”) certifying that the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2002 fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: November 8, 2002	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2002	/s/ Fernando Sanchez
Fernando Sanchez
Senior Vice President,
Operations and Chief
Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael A. Baker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ArthroCare Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s audit committee of the registrant’s board:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect ArthroCare Corporation’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ MICHAEL A. BAKER
Michael A. Baker President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Fernando Sanchez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ArthroCare Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s audit committee of the registrant’s board:

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect ArthroCare Corporation’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ FERNANDO SANCHEZ
Fernando Sanchez Chief Financial Officer