Form 10-K
period 2002-12-31
ARTHROCARE CORP
filed 2003-03-31
CIK 1005010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number: 0-27422

ARTHROCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-3180312
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer Identification number)

680 Vaqueros Avenue, Sunnyvale, California 94085

(Address of principal executive offices and zip code)

(408) 736-0224

(Registrant’s telephone number, including area code)

Securities registered pursuant to 12 (b) of the Act:	None

Securities registered pursuant to section 12 (g) of the Act:	Common Stock, $0.001 Par Value; Preferred Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $146,000,000 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2003, the number of outstanding shares of the Registrant’s Common Stock was 21,219,789.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by items 10, 11, 12, and 13 of Part III of Form 10-K is incorporated by reference from the Registrant’s proxy statement for the 2003 Annual Stockholders Meeting which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2002.

PART I

ITEM 1.    BUSINESS

This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to ArthroCare Corporation (“ArthroCare,” “we,” “us,” “our,” and “company” refer to ArthroCare Corporation, a Delaware corporation unless the context otherwise requires). Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference, and those factors described under “Additional Factors that Might Affect Future Results.”

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

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of surgical procedures. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. In addition to our Arthroscopy business unit, first put in place to introduce Coblation-based surgical instruments for use in the shoulder and knee arthroscopic procedures, we have formed the following business units for commercialization of our technology in non-orthopedic markets: ArthroCare Spine™ to commercialize our technology in the spinal and neurosurgery markets; ENT commercialize our ENT surgery products for use in head and neck surgical procedures; Visage® products to commercialize our cosmetic surgery products for use in various cosmetic surgery procedures; and newly formed ArthroCare Coblation Technologies to commercialize our Coblation-based products through OEM partnerships in gynecology, urology, laparoscopic and open surgical procedures for use in general surgery, and AngioCare for developing cardiology applications.

We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. The CE Mark is a requirement to sell our products in most of Western Europe. Our Cosmetic Surgery System has been cleared by the FDA and is CE marked for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have applied for the CE mark and received 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures, including tonsillectomy and adenoidectomy, turbinate reduction to relieve nasal obstruction and soft palate stiffening to treat snoring. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We have also applied the CE mark and received 510(k) clearance from the FDA to market products based on Coblation technology for use in general surgery, gynecology, urology, plastic and reconstructive surgery, and orthopedic surgery.

We commercially introduced our Arthroscopic Surgery System in December 1995, and have derived a significant portion of our sales from this system. Through December 31, 2002, we had shipped more than 16,300 controller units and more than 2,000,000 disposable devices for a variety of indications. We are marketing and selling our arthroscopic, ENT, cosmetic surgery and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have more than 70 distributors representing more than 400 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, North Africa, the Middle East, and Central America. We have entered into a strategic relationship with the GyneCare division of Ethicon, Inc. to commercialize Coblation-based products for laparoscopic and open surgical procedures for gynecological applications. We have also entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

The following is a list of our Coblation-based disposable devices as of December 31, 2002:

Product Families	Date of Introduction	Current # of models

Ablative Probes
90 degree	August 1995	3
TurboDome™	July 1996	3
TurboBevel™	December 1996	3
Small Joint	December 1997	3
Eliminator™	June 1998	1
Saber™	June 1998	2
LoPro™	April 1998	1
Microblator™	December 1999	1
Coblade™	May 2000	1
ACD50	April 2001	1
TOPAZ™	June 2002	2
Straight Saber	December 2002	1
Razor 2.5	September 2002	1

Suction Wands
CoVac™	June 1998	3
TurboVac™ / RazorVac / DiamondVac™	December 1998	3
MultiVac™	February 2000	3
Titan™	September 2000	1
Tristar™	September 2000	1

Shrinkage Wands
CAPSX™	April 1998	2
CAPSure™ also CAPSure 30	June 1999	1
MicroCAP	August 2000	1

Spinal and Neuro Surgery
ACCESS™ SpineWand™	September 1999	1
Aggressor™	June 2000	1
DisCoblator™	September 1999	2
Perc-DLE™	March 2001	1
SpineVac™	June 2000	1
VersiTor™	May 2000	1
Perc DC	November 2002	1

Cosmetic Surgery
Soft Touch™ Wand	June 1998	2
MicroElectro Dissector	December 1998	1
MicroTouch™ Wand	December 1999	1
Plasma Scalpel	September 1999	1

Product Families	Date of Introduction	Current # of models

ENT Surgery
Hummingbird™	March 1999	1
Plasma Scalpel™	November 1998	3
Plasma Hook	April 2001	1
Evac 70™	January, 2001	2
Reflex Ultra 45 & 55	January 2002	1

General Surgery
Plasma Scalpel GS	September 1999	1
TurboVac GS	November 1999	2
Versitor/Aggressor	May 2000	2
Plasma Hook/Blade	March 2001	3
Plasma Dissector	December 2001	2

For information regarding the status of our regulatory approvals for our products, see the information under the heading “Government Regulation.”

ArthroCare was incorporated in California in 1993 and reincorporated in Delaware in 1995. We maintain an Internet website at www.arthrocare.com. On our website we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act of 1934. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements, and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

ArthroCare Strategy

Our objective is to leverage our patented Coblation technology to design, develop, manufacture and sell innovative, clinically superior surgical devices for the surgical treatment of soft-tissue conditions throughout the body. The key elements of our strategy include:

•	Expand our product offering to address large and rapidly growing markets. We are continuously expanding our portfolio of products and enhancing our existing products to serve the needs of physicians. For example, we have increased our penetration of arthroscopy procedures in the knee through the addition of disposable devices with suction capability.

•	Replace current technology with Coblation technology. Coblation technology offers a variety of options for physicians performing soft-tissue surgery. Currently, our systems are being used to perform many types of arthroscopic, cosmetic, ENT, spinal, neurosurgery and general surgery procedures which were traditionally performed by mechanical, electrosurgical or laser surgery tools. In fact, soft tissue anywhere in the body potentially can be treated with and benefit from our technology.

•	Focus on disposable device sales. We have utilized an aggressive promotional product placement program in order for our controllers to reside in hospitals throughout the world. Once a controller is placed within an institution it may be utilized by a variety of physicians who focus on different medical specialties. The same controller may be used to perform arthroscopic, ENT, spinal, cosmetic, neurosurgery or general surgery.

•

Layer growth opportunities.    We have established an extensive distributor network, supported by our regional managers, in selected markets. We have been executing a global distribution strategy in which we have been expanding our direct sales presence in arthroscopy, spinal surgery and ENT markets. We have signed agreements with several marketing partners to assist with regulatory requirements and to market and distribute our products internationally. In addition, in October and November 2002 we acquired two of our European Distributors, Atlantech Medical Devices Ltd in the UK and Atlantech GmbH in Germany, providing us with an immediate direct sales force in two key European Markets.

•	Establish strategic partnerships to commercialize our Coblation technology. Our gynecology and urology products are being commercialized through strategic partnerships with GyneCare and ACMI, respectively.

Coblation Technology

Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation technology. Coblation technology involves an innovative use of, and the capability of performing at, temperatures lower than traditional electrosurgical tools.

Traditional electrosurgical tools use heat to burn away targeted tissue, which often results in thermal damage to tissue surrounding the surgical area. Additionally, the lack of tactile feedback with these devices makes it difficult for surgeons to control the depth of tissue penetration. Coblation technology employs a highly targeted, non-thermal process that minimizes the risk of thermal burn to surrounding tissue while increasing the surgeon’s control and precision.

Coblation technology uses an electrically conductive fluid in the gap between the electrode and tissue. When electrical current is applied to this fluid, it creates a charged layer of particles, or plasma field. As this plasma field comes into contact with the targeted tissue, the molecular bonds within the cells of the targeted tissue are broken. This process causes the cells to disintegrate cell layer by cell layer, so that tissue is volumetrically removed. Because this effect is confined to the surface layer of the targeted tissue, minimal damage occurs to surrounding tissue, potentially resulting in reduced pain and faster recovery for the patient. An additional advantage is that Coblation can be performed in a continuous mode, resulting in efficient tissue ablation thereby reducing the overall procedure time as compared to conventional methods. In addition to achieving more precise tissue ablation or shrinkage and less damage to surrounding tissue, surgical devices based on Coblation technology can seal bleeding vessels near the surgical site.

We believe Coblation technology is applicable to soft-tissue surgery throughout the body, and we have expanded its use into several non-arthroscopic indications. In addition, we are exploring possibilities for the use of Coblation technology in other markets, such as laparoscopic general surgery and cardiac surgery

We commercially introduced our soft-tissue surgery system in December 1995 through what we call today our Arthroscopy business unit. Since our arthroscopic soft-tissue surgery system accounts for a significant portion of our product sales, we are highly dependent on its sales. Our ArthroCare Spine, ArthroCare ENT and Coblation Technologies business units to date, have sold a relatively smaller number of units compared to the unit sales in our Arthroscopy business unit. We cannot assure you that we will be able to continue to manufacture our products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

The Arthroscopy Market

In 2002, approximately 4.2 million arthroscopic procedures were performed worldwide. Due to patient demand for less invasive procedures, we believe the number of arthroscopic procedures is growing. In addition, a greater emphasis on physical fitness and an aging population are increasing the incidence of joint and soft tissue injuries. Joints are susceptible to injuries from blows, falls or twisting, as well as from natural degeneration and stiffening associated with aging.

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

To perform arthroscopic surgery, a surgeon uses a tool to view the site and other tools to perform the surgery. The tool used to view the site, called and arthroscope, is a small fiber-optic viewing instrument made up of a small lens, a light source and a video camera. During the arthroscopic procedure, an irrigant such as saline is flushed through the joint to permit clear visualization through the arthroscope and to create the space within the joint for the surgical procedure. The surgeon inserts the arthroscope into the joint through a portal measuring approximately six millimeters, or ¼ of an inch, in length. Other portals are used for the insertion of surgical instruments to perform the surgery and to facilitate the flow of irrigants. With small incision sites and direct access to most areas of the joint, a surgeon can diagnose and correct an array of joint problems such as cartilage and meniscus tears, ligament tears and removal of loose and degenerative tissue.

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

Knee

The knee is the most commonly injured joint. In 2002, we estimate that knee injuries accounted for approximately 2.6 million arthroscopic procedures worldwide. Damage to a meniscus, a disc of fibrous tissue that helps cushion the knee joint, is the most common form of knee injury. A meniscus can be torn by a twist of the leg when the knee is flexed, displaced either inward toward the center of the shin bone or outward beyond the surface of the thighbone, or worn down by normal aging. The knee is also susceptible to partial or complete tears of the ligaments and degeneration of the cartilage on the underside of the kneecap. In addition, the cartilage covering the bony surfaces of the knee can become rough or tear loose from the bone as a result of age or injury, causing pain and interfering with smooth joint movement.

Shoulder

The shoulder joint, because of its range of motion, is susceptible to a number of injuries. In 2002, approximately 1.1 million arthroscopic procedures in the shoulder were performed in the world. We believe that shoulder arthroscopy is the fastest-growing portion of the arthroscopy market. With repetitive motion and lifting of the arm, such as that which occurs during a tennis serve, a bone formation of the upper arm may pinch one of the shoulder muscles and cause persistent pain, known as rotator cuff injury. Strengthening exercises and physiotherapy can treat this condition; however, many rotator cuff injuries require surgical intervention. We believe that a significant percentage of the population is born with a susceptibility to rotator cuff injuries.

Elbow, Ankle, Wrist and Hip

The elbow, ankle, wrist and hip joints are also susceptible to certain stress-related injuries and deterioration due to aging. In 2002, approximately 550,000 arthroscopic procedures were performed in the elbow, ankle, wrist or hip in the world. We believe that the current number of surgical procedures in the elbow, ankle, wrist and hip is relatively small due to the limitations of conventional arthroscopic surgical equipment.

Non-Traumatic Soft Tissue Injuries

It is estimated that nearly 15 million Americans suffer from injuries called tendonopathies, or tendonosis, which is a chronic pain associated with degeneration of tendons commonly used in everyday activity. Runners’ knee, tennis and golfers’ elbow, jumpers’ knee, and heel spurs are but a few of the conditions limiting the lifestyles of normal daily activities without pain. Currently, the few options for these chronic conditions include rest, rehabilitation, bracing, and steroid injections. Surgical options have until now been equally limited to surgical release procedures, grafts, and surgical debridement, each with a significant recovery period.

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

Power instruments are generally used to smooth tissue and cartilage defects on the surface of the bones of the joint. The damaged tissue is removed form the joint using suction thorough a tube surrounding the shaft of the tool, which can become obstructed by bits of tissue and bone. Power shavers have rotating cutters inside a tube and are available in a number of tip angles or sizes for the precise shaving of tissue. Mechanical instruments must be resharpened at regular intervals and sterilized after each procedure.

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

Laser systems are used to remove tissue while sealing bleeding vessels. Because laser systems are not tactile tools, the surgeon cannot feel how much tissue is being ablated. The surgeon must be extensively trained to precisely position the laser to control the depth of tissue penetration to minimize unintended tissue damage. In addition, the temperature of the laser instrument is high and, as a result, can cause damage to surrounding tissue and vascular areas. We believe that laser tools have not received wide acceptance because of high capital cost and significant ongoing maintenance and operating expenses, as well as the concern about damage that may be caused by the significant heat generated by these devices.

The ArthroCare Arthroscopic System: A Solution

Our Arthroscopic System is a radio frequency surgical device intended to perform tissue ablation, resection as well as sealing bleeding vessels. Our Arthroscopic System is comprised of an assortment of disposable bipolar multi-electrode and single electrode devices, a connecting cable, foot pedal or handswitch and a radio frequency controller. We sell our Arthroscopic System for use in all six major joints: knee, shoulder, elbow, ankle, wrist and hip. Many types of tissue, including cartilage and ligaments, can be ablated using our Arthroscopic System.

Our controller delivers radio frequency energy to the disposable device. Surgeons can use the disposable device for ablation, resection, and coagulation of soft tissue and to seal bleeding vessels. The surgeon can control the mode of operation and power setting with the foot pedal or keys on the front panel of the controller. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense.

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

The Spinal Surgery Market

We believe spinal surgery had an estimated market size in 2002 of more than $1.8 billion, or 1.6 million procedures worldwide and is the most rapidly growing segment of the orthopedic surgery market, increasing in excess of 20% annually. Chronic back pain afflicts approximately five million people in the U.S. and is the number one cause of healthcare expenditures. Chronic back pain is estimated to cost the nation more than $50 billion per year in direct and indirect medical expenses. Approximately one-half of those afflicted suffer from disabling pain. Chronic back pain is the most common reason for disability for persons under age 50 and is the second leading cause of workers’ absenteeism. The major causes of persistent, often disabling, back pain are disruption of a portion of the disc, chronic inflammation of the disc, also known as herniation, or relative instability of the vertebral bodies surrounding a given disc, such as the instability that often occurs due to a degenerative disease. Intervertebral discs mainly function to cushion and tether the vertebrae, providing flexibility and stability to the patient’s spine. As discs degenerate, they lose their water content and height, bringing the adjoining vertebrae closer together. This results in a weakening of the shock absorption properties of the disc and a narrowing of the nerve openings in the sides of the spine which may pinch these nerves. This disc degeneration can eventually cause back and leg pain.

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

Until recently, spinal discectomy, laminectomy and fusion procedures resulted in major operations and traumatic dissection of muscle and bone removal or bone fusion. The open surgical procedures are invasive and typically require a team of surgeons due to the length and complexity of the procedure. Recovery time is also lengthy. To overcome the disadvantages of traditional traumatic spinal surgery, minimally invasive spinal surgery was developed. In minimally invasive spinal procedures, the spinal canal is not penetrated and therefore bleeding with ensuing scarring is minimized or completely avoided. In addition, the risk of instability from ligament and bone removal is generally lower in minimally invasive procedures than with open discectomy. Further, less trauma during surgery often results in rapid rehabilitation and fast recovery.

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

Once the operating corridor is established, the nerve root is retracted and a portion of the disc is removed with mechanical or powered instruments. These instruments are typically slow and tedious, and can require up to 40 minutes to remove a single disc. In addition, these instruments, particularly powered instruments, are not extremely precise, and it is often difficult during the procedure to differentiate between the target disc tissue and other structures within the spine, such as bone, cartilage, ligaments, nerves and surrounding tissue. Thus, the surgeon must be extremely careful to minimize damage to the cartilage and bone within the spine, and to avoid damaging nerves.

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

Our disposable devices consist of the ACCESS SpineWand, VersiTor, Aggressor, SpineVac, Perc-D, Perc-DL and the DisCoblator. The ACCESS SpineWand is a bipolar electrosurgical device designed for controlled ablation of soft tissue. We believe that the ACCESS SpineWand is an effective tool for creating precise incisions through connective tissue to provide access to the disc in spinal procedures.

The DisCoblator is a bipolar electrosurgical device designed for aggressive removal of large tissue volumes. The DisCoblator includes fluid delivery and suction capabilities and incorporates an active screen electrode design to inhibit clogging. We have marketed the DisCoblator to volumetrically remove a portion or all of the disc during the procedures. The DisCoblator is capable of removing a disc in less time than mechanical instruments, such as graspers or cutters.

During fiscal year 2001, we introduced the Perc-DLE Convenience Pack for volumetric tissue removal in the nucleus of the disc. Nucleoplasty®, a minimally invasive percutaneous discectomy procedure utilizing our Coblation technology, to treat symptomatic patients with contained herniated discs through the process of ablation and coagulation of soft tissue, combines both approaches for partial removal of the nucleus of a disc. Coblation ablates tissue via a low-temperature, molecular dissociation process to create small channels within the disc. On withdrawal, the channels are thermally treated producing a zone of thermal-coagulation further shrinking and stiffening the disc. Late in 2002 we introduced the Perc-DC, a surgical wand very similar to the Perc-D, but designed so it can be used to perform a Nucleoplasty procedure in the cervical portion of the spine.

The Neurosurgery Market

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

Conventional Treatment Methodologies for Treatment of Neurological Diseases: The Problem

Neuro surgery, radiation, and chemotherapy are the three most common treatments used individually or in combination, for brain tumors. While surgery is the preferred method of treatment, it is not always practical given difficult or impossible access to the tumor. Coblation therapy can allow minimally invasive access to the tumor and allow the physician to quickly remove solid tissue with minimal thermal injury.

The Arthrocare Neurosurgery System: A Solution

In February 2000, we announced that we were expanding our marketing efforts for our Spinal Surgery System to specifically address selected applications in neurosurgery. Our Spinal Surgery System is CE marked in

Europe, and we have received 510(k) clearance for the use of this system in neurosurgery procedures in the United States. Our spinal surgery and neurosurgery products, based on our Coblation technology, include multi-functional disposable devices optimized for spinal and neurosurgery. The disposable products are compatible with the controller that is used for arthroscopic, ENT and general surgery procedures.

Our controller is used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes to ablate tissue and seal bleeding vessels. In some cases, our disposable devices may also include one or more tubes for the delivery of electrically conductive fluid to the target site and/or for suction capability. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense. Although we have had limited clinical experience with these products in neurosurgery procedures, we believe physician and patient benefits experienced in arthroscopic surgery, such as more rapid recovery time, reduced thermal injury to tissue when compared to existing techniques, could also apply to neurosurgery procedures.

The Ear, Nose and Throat (ENT) Market

We believe that in 2002, approximately 6 million ENT procedures were performed worldwide. The most common procedures are placement of ear tubes and the removal of tonsils and adenoids. We estimate that there are approximately 2 million tonsillectomies performed worldwide each year. Other commonly performed ENT procedures include endoscopic sinus surgery, septoplasty, turbinate reduction and procedures to remove or stiffen tissue to treat obstructive sleep apnea and snoring. These procedures are performed by highly specialized ear, nose and throat surgeons typically in an outpatient or ambulatory surgery center. For decades, monopolar electrosurgical instruments (e.g. bovie) have been the standard for removal of soft tissue and cauterization in ENT procedures. As in other surgical procedures, the high levels of heat associated with bovies often results in significant post-operative pain and extended recovery periods.

The Arthrocare ENT Surgery System

Our ENT Surgery System uses the same technology as the Arthroscopic System, which removes soft tissue through a more precise and significantly cooler process than that of traditional electrosurgery devices. Our controller is used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes. We have three categories of wands to address the ENT Market. Suction wands simultaneously ablate and remove tissue in applications such as tonsillectomy, providing enhanced visibility. Channeling wands combine controlled ablation and effective coagulative lesion formation in applications such as turbinate reduction to relieve nasal obstruction and stiffening of the soft palate for the treatment of snoring. Excision wands provide precise dissection of soft tissue with minimal damage to surrounding tissue. Coblation devices have been used in over 50,000 tonsillectomy and/or adenoidectomy procedures to date. Published clinical data and anecdotal surgeon feedback indicate that Coblation-assisted tonsillectomy provides a better overall post-operative experience for patients including less pain, a faster return to normal diet and activity and less need for prescription medications. Coblation devices have also been used in over 100,000 turbinate reduction and snoring procedures with the primary benefits versus competitive methods being faster lesion formation and fewer and less severe post-operative morbidity.

Our ENT Surgery System is CE marked, and we have received 510(k) clearances in the United States for use of the system in general head, neck and oral surgical procedures, including sinus surgery, the treatment of snoring, reduction of nasal turbinates, adenoidectomy and tonsillectomy. We have been marketing the ENT products through a network of direct sales representatives and independent distributors supported by sales managers since February 1999.

The Cosmetic Surgery Market

The cosmetic surgery market primarily consists of three segments: invasive surgical procedures that remove or alter body structures such as rhytidectomy (face lift), rhinoplasty (nose restructuring), blepheroplasty (eye lift)

and liposuction; resurfacing procedures that reduce wrinkles and even out skin tone such as laser resurfacing and chemical peels and non- or less invasive cosmetic procedures such as botulinum toxin, collagen injections, and microdermabrasion. Of the total procedures, approximately 2 million were invasive surgical procedures, approximately 2 million were resurfacing procedures and 5 million were non- or less-invasive cosmetic procedures.

Conventional Treatment Techniques for Resurfacing: The Problem

Conventional treatments for skin resurfacing include chemical peels, dermabrasion and laser resurfacing. In chemical peels, an acid-based solution is used to improve the texture of the skin and reduce wrinkles by removing its damaged outer layers. Light chemical peels can improve texture but do not address wrinkles. Deeper chemical peels can reduce wrinkles but often produce uneven results and hypopigmentation (loss of color). In dermabrasion a mechanical device is used to remove the damaged outer layers of the skin. While dermabrasion has fallen out of favor in the majority of practices, laser resurfacing remains the most popular resurfacing procedure for the treatment of wrinkles. In particular, the carbon dioxide, or CO2, laser is considered the gold standard for efficacy in the treatment of wrinkles. However, the excessive heat diffusion into surrounding healthy skin cells during the procedure results in an unacceptably long recovery period and a significant level of side effects such as hypopigmentation and scarring.

The Visage Coblation Cosmetic Surgery System: A Solution

Our Cosmetic Surgery System utilizes the same technology as the Arthroscopic System and removes skin cells through a more precise and significantly cooler process than traditional electrosurgery systems or dermatologic lasers. Our cosmetic Surgery System is a bipolar radio frequency, electrosurgical device used in skin resurfacing and other dermatologic and cosmetic procedures. Our Cosmetic Surgery System incorporates a bipolar disposable device, a connecting resterilizable headpiece with cable and a radio frequency controller which differs from the controllers used in arthroscopy, ENT surgery and spinal surgery. The controller delivers radio frequency energy to multi-electrode or single electrode disposable devices. Our Cosmetic Surgery System has been cleared by the FDA for skin resurfacing for treatment of wrinkles as well as for general dermatologic procedures. We believe our Cosmetic Surgery System, when used for skin resurfacing, results in more rapid recovery than seen with CO2 laser systems.

The General Surgery, Cardiology, Urology and Gynecology Markets

We have established a new division, Coblation Technologies, to develop and manufacture products as an OEM supplier of Coblation based surgical instruments to companies in general surgery, cardiology, urology and gynecology, markets. In gynecology, we have entered into a strategic relationship with the GyneCare, division of Ethicon, Inc., to commercialize coblation based products for laparoscopic and open surgical procedures. In urology, we have entered into a strategic relationship with ACMI under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

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

ACMI.    We have also entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

Research and Development

We have focused our research and development efforts in three areas. First, in response to physician feedback, we are continually working on enhancements to designs of our products to provide greater versatility in existing features and functions. Second, we continue to design new disposable devices that incorporate added functionalities. Third, we are exploring new applications of our Coblation technology in other soft-tissue surgical markets. We have undertaken preliminary studies and development for the use of our technology in several fields. Research and development expenses were $8.8 million in 2002, $8.0 million in 2001 and $7.1 million in 2000. Finally, we continue to explore and develop the plasma physics underlying Coblation technology. To this end we are engaged with a number of doctors, scientists and research institutions to further understand the technology and develop additional applications and other technical improvements.

Manufacturing

Our disposable devices and controllers are currently manufactured in a portion of our 52,000 square foot facility in Sunnyvale, California. This facility was acquired through a 5-year lease agreement in September 2001 and became fully operational for our clean room manufacturing operations in January 2002. ArthroCare has also purchased a 23,000 square foot facility in a tax-free industrial park in Costa Rica for the purpose of manufacturing and packaging additional disposable devices. This new facility will displace production which had been outsourced to sources in Mexico and will enable continued unit sales growth for the company. The Costa Rican operation is fully functional and was producing approximately 65% of the company’s production requirements by year end. We believe that our Sunnyvale and Costa Rican operations will provide adequate capacity for our manufacturing needs through 2005.

Our products are manufactured from several components, most of which are supplied to us from third parties. Most of the components that we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternative sources of supply and the establishment of additional or replacement suppliers may not be accomplished quickly. With respect to a few components, we rely upon single source suppliers. For example, two single source suppliers provide us with components used in substantially all of our disposable devices. We also use a single subcontractor to sterilize our disposable devices, but do not believe a major disruption is likely because the supplier has multiple sterilization facilities throughout the United States as well as internationally. See “Additional Factors that Might Affect Future Results—We Have Limited Manufacturing Experience” for additional information regarding the potential disruption in supply of our products and risks to our operations resulting from our reliance upon single source suppliers.

We manufacture several different controller models for which the manufacturing process is substantially the same.

We currently manufacture over 65 different versions of disposable devices. Due to the various attributes of our disposable devices, which include, among other functions, fluid management and suction, the manufacturing process is varied. In order to improve yields and product cost, we operate under a continuous improvement process.

We have established quality assurance systems in conformance with the FDA’s Quality System Regulation, or QSR. Our facility in Sunnyvale has received ISO 9001/EN 46001 certification and is in conformance with the Medical Device Directive, or MDD, for the sale of products in Europe.

The company has an agreement with a logistics company in Sweden that provides for the warehousing, shipping and trackability of its products sold to customers throughout Europe, Asia, the Middle East and South America and is currently embarked on a major operational effort to partner with a third party logistics provider to optimize the cost and effectiveness of the company’s global logistics and inventory management functions.

Marketing and Sales

We have shipped more than 16,300 controller units and over 2,000,000 disposable devices, through December 31, 2002 for a variety of indications. We use a combination of distributors supported by regional sales mangers, a direct sales force and corporate partners to sell our products both domestically and internationally. Domestically, we have more than 70 distributors representing more than 400 field sales representatives in the United States. In Europe we accelerated our strategy to move to a direct sales organization, by acquiring Atlantech Medical Devices, our distributor in the United Kingdom, in October 2002, and Atlantech GmbH, ArthroCare’s German distributor, in November 2002. This has provided us with an immediate direct sales force in two key European markets. Upon the completion of these transactions ArthroCare had 51 employees in Europe, 35 of these involved in sales and marketing.

In the rest of the world, we have established distribution capability in certain countries by means of exclusive and non-exclusive distribution agreements with corporations, including Kobayashi Pharmaceutical for the distribution of our arthroscopy, spinal surgery and ENT surgery products in Japan. We have also established distribution capability through relationships with distributors in arthroscopy products in Europe, South Africa, South and Central America and Russia. For information regarding product sales in certain market segments and geographic areas, see Note 14, “Segment Information,” in the Notes to Consolidated Financial Statements in this Form 10-K.

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

Patents and Proprietary Rights

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We own over 70 issued U.S. Patents and over 20 issued international patents. In addition, we have over 100 U.S. and international pending patent applications. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, included both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures. The issued patents are directed at, among other things, the following:

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

A number of other companies and universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical application and issued patents and, in some cases, have obtained internal and/ or external opinions of our counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we cannot assure you that we would be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The inability to do either would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, or USPTO, to determine the priority of inventions. In July 2000, we filed a lawsuit against Smith & Nephew alleging infringement of several of our patents. This lawsuit is pending and a jury trial is scheduled to commence in April 2003. The defense and prosecution of this lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We believe that this lawsuit was necessary, and if others violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel. An adverse determination, other litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Furthermore, we cannot be sure that we could obtain necessary licenses on satisfactory licenses on satisfactory terms, if at all. Adverse determinations in judicial or administrative proceedings or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, results of operations, and future growth prospects.

Competition

We believe that the principal competitive factors in soft-tissue surgery markets include:

•	Acceptance by leading physicians;

•	Improved patient outcomes;

•	Superior product quality;

•	The publication of peer-reviewed clinical studies;

•	Product innovation;

•	Sales and marketing capability; and

•	Strong intellectual property.

Arthroscopy

In arthroscopic procedure, we compete directly with the providers of tissue removal systems, including conventional electrosurgical systems, manual instruments, power shavers and laser systems. Smith & Nephew Endoscopy (which owns Acufex Microsurgical, Inc. and Dyonics, Inc. and has recently acquired Oratec Interventions, Inc.), Conmed Corporation (including its Linvatec unit), and Stryker Corporation each have large shares of the market for manual instruments, power shavers and arthroscopes.

Johnson & Johnson, including Mitek, a division of its Ethicon, Inc. unit, markets a bipolar electrosurgical system developed by Gyrus Medical Ltd., a company based in the United Kingdom which competes with us. Stryker Corporation and Smith & Nephew have recently introduced a bipolar electrosurgical system. The bipolar electrosurgical systems marketed by Mitek, Stryker and Smith & Nephew competes directly with our tissue ablation and shrinkage technology in Arthroscopy. In addition, the Linvatec unit of Conmed Corporation is marketing a monopolar electrosurgical tool for tissue ablation in arthroscopy. The Endoscopy Division of Smith & Nephew, by virtue of its acquisition of Oratec Interventions, now manufactures and sells a monopolar tissue ablation, shrinkage system that competes directly with our arthroscopic products, and have recently introduced a bipolar tissue ablation and coagulation system that also competes directly with our coblation arthroscopy products.

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

Spinal and Neurosurgery

We believe that Coblation technology will compete effectively against conventional tissue removal technology used in spinal and neurosurgery procedures, such as mechanical instruments, monopolar electrosurgical instruments, ultrasonic and powered instruments. Mechanical instruments for tissue removal in the spine are manufactured and sold by a large number of small, diverse, specialty companies, and the substantial bulk of monopolar electrosurgical instruments are manufactured by Valleylab and Linvatec (unit of Conmed). We may indirectly compete with large companies in the spine fusion and discectomy markets such as DePuy Acromed, Medtronic Sofamor Danek, Stryker, Centerpulse and Synthes. In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our products. For example, Oratec Interventions, now part of the Smith & Nephew Endoscopy Division, manufactures and sells a catheter that uses resistive heating to reduce chronic low back pain caused by degenerative disc disease. Radionics, a division of Tyco, manufactures and sells a catheter that uses resistive heating to reduce chronic low back pain caused by degenerative disc disease. Stryker recently purchased Pain Concepts, formerly a privately held company that produces the Dekompressor, which used an auger to mechanically pull tissue out of the disc for percutaneous discectomy. In neurosurgery, we directly compete with a variety of tissue removal systems designed for removing brain and cranial-based tumors, such as the CUSA™, an ultrasonic tissue aspiration system manufactured by Valleylab.

Ear, Nose and Throat Surgery (ENT)

There are large companies, such as Smith & Nephew, Inc., and Medtronic, Incorporated (which owns Xomed Surgical Products, Inc.), which have shares of the ENT market for manual and powered instruments for ENT, head and neck surgical procedures. In addition, we face competition from laser companies, such as ESC Medical Systems Ltd., which develops and markets lasers for various ENT surgery applications. We expect that competition from these and other well-established competitors will increase as will competition from smaller medical device companies, such as Somnus Medical Technologies, Inc (owned by Gyrus Medical Ltd.). Somnus Medical Technologies, Inc. manufactures and sells medical devices that utilize radio frequency energy for the treatment of upper airway disorders, such as turbinate reduction, snoring and obstructive sleep apnea.

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

Coblation Technologies

We believe that Coblation technologies will compete effectively against a variety of technologies used in gynecology, urology, laparoscopic, and cardiology procedures. There are several large companies, such as Ethicon ENDO, a division of Johnson and Johnson; Valleylab, a division of US Surgical; Gyrus and Olympus Medical Systems Group, which have shares of the gynecology market for mechanical, ultrasonic, monopolar and bipolar instruments. In the field of urology, we face competition from companies that market monopolar, bipolar, mechanical, ultrasonic, and laser devices for a variety of urological procedures, including transurethral prostatectomy (TURP) and transurethral incisions in the prostate (TUIP). These companies include Karl Storz, Olympus Medical Systems Group, C.R. Bard, Gyrus, Medtronic, Urologix, and Laserscope. We expect that competition from these and other well-established competitors will increase as will competition from smaller medical device companies in both the field of gynecology and urology. Cardiology is dominated by several large companies, including Edwards Lifescience, Medtronic, Guidant, Johnson and Johnson, and St. Jude Medical. These companies, including several smaller companies, offer mechanical, powered, laser, and electrosurgical systems.

We cannot assure you that we, or our corporate partners, can effectively convince surgeons and physicians to adopt Coblation technology in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than us or our corporate partners. The gynecology, urology and cardiology fields are intensely competitive and we cannot assure you that Coblation-based potential products would be successfully marketed by us or our corporate partners.

Third-Party Reimbursement

In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic, ENT surgery, spinal and neuro surgery, gynecology, urology and general surgery and cardiac surgery procedures performed using devices that have received FDA clearance has generally been available in the United States. Generally, cosmetic procedures are not reimbursed. In addition, some health care providers are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures.

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

Unless an exemption applies, generally, before we can introduce a new medical device into the United States market, we must obtain FDA clearance of a 510(k) premarket notification or approval of a premarket approval application, or PMA application. If we can establish that our device is “substantially equivalent” to a “predicate device,” i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data, including, in some cases, clinical data establishing the claim of substantial equivalence to the satisfaction of the FDA.

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received clearance to market our Spinal Surgery System in the United States for spinal and neuro surgery as well as the treatment of symptomatic patients with contained herniated discs. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology and for skin resurfacing for the treatment of wrinkles. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as treatment of snoring, turbinate reduction, submucosal palatal and tissue shrinkage procedures and tonsillectomies. We have received 510(k) clearance to market our Coblation-based products for a variety of laporscopic and open general surgery and gynecology procedures. We have received 510(k) clearance to market our Coblation-based urology products for endoscopic urological procedures, including transurethral prostatectomy (TURP) and transurethral incisions in the prostate (TUIP). Our gynecology and urology products are CE marked and are available for sale in the European Union (EU). We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing process may require a new 510(k) clearance, the agency may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our marketed devices, but have determined that, in our view, new 510(k) clearances are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance.

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, Middle East, Taiwan, Korea, Australia, South America and Israel; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Korea Taiwan, Australia, and South America; to market our spinal surgery products in Europe, Canada, Japan, South America, Australia, Korea, Mexico, Middle East, Taiwan; to market our general surgery products in Europe, Canada, Middle East, Korea, South America, and Taiwan; and to market neurosurgery and urology products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

For European distribution, we have received ISO 9001/EN46001 certification and the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE Mark will preclude us from selling our products in Europe. We cannot assure you that we will be successful in maintaining certification requirements. During the years ended December 31, 2002, December 31, 2001 and December 31, 2000, approximately 18%, 18% and 14%, respectively, of our sales were derived internationally.

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

Employees

As of December 31, 2002, we had 498 employees of which 253 people were engaged in manufacturing activities, 32 people were engaged in research and development activities, 133 people were engaged in sales and marketing activities, 32 people were engaged in regulatory affairs and quality assurance and 48 people were engaged in administrative and finance. In Europe, ArthroCare has 52 employees in sales, marketing, customer service and administration responsible for our International business. No employees are covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

We are dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees or consultants could have a material adverse effect on us. Our success also depends on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, any of whom often receive competing employment offers. We cannot assure you that we will continue to be able to attract and retain such personnel. Furthermore, our scientific advisory board members are all otherwise employed on a full-time basis. As a result, the scientific advisory board members are not available to devote their full time or attention to our affairs.

Facilities

We lease an approximately 52,000 square foot facility in Sunnyvale California for administrative offices, research and development, general and administrative purposes, manufacturing, warehousing, and distribution. Our lease for the building will expire in September 2006.

We also lease, on a month to month basis, approximately 24,000 square feet in a neighboring building in Sunnyvale, California for the same purposes as above. The leases on approximately 32,000 square feet in two other neighboring buildings expired in February 2002.

We are leasing an approximately 4,100 square foot building in Stockholm, Sweden and an approximately 750 square foot building in France for administrative, sales and marketing purposes. We own an approximately 23,000 square foot building in Costa Rica for manufacturing and distribution. Atlantech leases an approximately 3,500 square foot building in the U.K. and an approximately 1,400 square foot building in Germany.

We believe that the currently owned and leased facilities will be sufficient for operational purposes through 2005.

Additional Factors That Might Affect Future Results

We Are Dependent Upon Our Arthroscopic System

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 77% of our product sales in 2002 we are highly dependent on its sales. During the past three years we began to market our spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, and general surgery products. While sales of these products collectively are growing, to date, they represent a small percentage of the total units we sold in 2002. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

We have developed several applications for our Coblation technology in spinal and neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiac surgery through our Coblation Technologies Business Unit. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities o a timely basis, if at all, or that the products will ever achieve commercial acceptance.

We may have to make a significant investment in additional preclinical and clinical testing, regulatory, physician training and sales and marketing activities to further develop and commercialize our spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ENT surgery, general surgery and cardiac surgery product offerings. Although we believe that these products offer certain advantages, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

Development and commercialization of our current and future non-arthroscopic products are subject to the risks of failure inherent in the development for new medical devices. These risks include the following:

•	Such products may not be easy to use, will require extensive training or may not be cost-effective;

•	New products may experience delays in testing or marketing;

•	There may be unplanned expenditures or in expenditures above those anticipated by us;

•	Such products will not be proven safe or effective;

•	Third parties may develop and market superior or equivalent products;

•	Such products may not receive necessary regulatory clearances or approvals; and

•	Proprietary rights of third parties may preclude us and our collaborative partners from marketing such products.

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

We Have Limited Marketing and Sales Experience

We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery, neurosurgery, and ENT surgery product lines in the United States through a network of independent distributors supported by regional sales managers and a direct sales force. These distributors sell arthroscopy, spinal surgery, neurosurgery, and ENT surgery and Cosmetic surgery for a number of other manufacturers. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our arthroscopic surgery, coblation technology surgery, spinal surgery, neurosurgery, ENT and Cosmetic surgery product lines, or that they will be successful in selling our products.

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

We Have Limited Manufacturing Experience

To be successful, we must manufacture our products in commercial quantities in compliance with regulatory requirements at acceptable costs. At the present time, we have limited manufacturing experience. Our manufacturing operations consist of an in-house assembly operation for the manufacture of disposable devices and controllers. We currently produce more than 65 models of disposable devices utilizing different functionalities, including suction and fluid management. As we increase the number of product designs for our disposable devices, the complexity of our manufacturing processes will increase. We manufacture several different controller models. Although the manufacturing processes for the controllers designed to date are substantially the same, we cannot be certain that we will be able to continue to manufacture these controllers without additional expense and capabilities. We could also encounter difficulties in manufacturing our current of future products which could reduce yields, result in supply disruptions and adversely affect our gross margins. If we have delays in manufacturing, we will not have adequate finished inventory to meet our needs. If our quality assurance programs do not continue to meet the demands of the complexity and capacity of the products we manufacture, we may experience product returns.

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

In addition, we currently single source our product sterilization requirements. While there are alternate sources available, we would be required to qualify and validate a new supplier(s) which could lead to a disruption in the company’s operation and ability to supply products for a period of time.

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

In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp., and Arthrex, which market products to remove or shrink tissue. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing worldwide bipolar electrosurgical systems for tissue ablation and shrinkage. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. We compete against Stryker, which recently purchased Pain Concepts and their Dekompressor device which uses a mechanical auger to perform percutaneous discectomy. In addition, the Oratec division of Smith & Nephew, and the Radionics division of Tyco, are currently marketing percutaneous thermal heating products for treating certain types of disc pain, and Stryker is marketing a new product for percutaneous removal of tissue in the disc to treat certain types of back and leg pain. Our Coblation-assisted microdiscectomy (CAM) procedure competes indirectly with large spine companies and their mechanical instruments, such as DePuy Acromed, Medtronic Sofamor Danek, Centerpulse Spine Tech, Stryker Spine and Synthes. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc. (purchased by Gyrus Group, a company based in Cardiff, Wales International, Inc., also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies, such as Lumenis, which markets lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In Coblation Technologies, we face competition from companies that sell general surgery and gynecology devices, including Ethicon ENDO, a division of Johnson and Johnson, Valleylab, a division of US Surgical, Gyrus, Olympus Medical Systems Group, and several smaller companies that sell mechanical, ultrasonic, monopolar and bipolar instruments; in urology, we face competition from companies that market monopolar, bipolar, mechanical, ultrasonic, and laser devices for a variety of urological procedures, including Karl Storz, Olympus Medical Systems Group, C.R. Bard, Gyrus, Medtronic, Urologix, and Laserscope; in cardiology, we face competition from several large companies, including Edwards Lifescience, Medtronic, Guidant, Johnson and Johnson, and St. Jude Medical, as well as many smaller companies.

Many of our competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant discounts as a competitive tactic. For example, in order to compete successfully, we anticipate that we may have to continue to offer substantial discounts on our controllers, place controllers at customers sites at no cost or in return for a minimum purchase commitment of our surgical wands in order to increase demand for our disposable devices, and that this competition could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the United States have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products rather than the products of these competitors to the extent the purchase would cause them to lose discounts on products.

We Face Uncertainty Over Reimbursement

Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in environmental and private third-party payors’ policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery, neurosurgery, ENT surgery, gynecology, urology, cardiology and general surgery procedures performed using devices that have received FDA clearance has generally been available in the United States. Typically, cosmetic surgery procedures are not reimbursed.

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

Our Business Depends on Attracting and Retaining Collaborators and Licensors

In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. In addition, we have entered into distribution agreements with GyneCare and ACMI to market and sell our gynecology and urology products, respectively. See the information under the heading “Collaborative Arrangements” for a discussion of these arrangements.

Our participation in collaborative and licensing arrangements with third parties subjects us to a number of risks. Collaborative partners typically have significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to our product, and we cannot assure you that our partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner’s business strategy may adversely affect that partner’s ability to meet its obligations in a timely manner, our business, financial condition, results of operations and prospects would be materially adversely affected. To the extent that we are not able to establish further collaborative arrangements or that any or all of our existing collaborative arrangements are terminated, we would be required to seek new collaborative arrangements or to undertake commercialization at our own expense, which could significantly increase our capital requirements, place additional strain on our human resource requirements and limit the number of products which we would be able to develop and commercialize. In addition, we cannot assure you that our existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors.

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

Our Operating Results Will Fluctuate

We achieved profitability in 1999 and, as of December 31, 2002, we had retained earnings of $0.8 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

A number of medical device and other companies and universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. We have received, and we may receive in the future, notifications of potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of, potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we may not be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Our inability to do either would have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement of third-party patents, or that such defense would be successful.

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

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed a portion of our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan. In June 2000, we filed a lawsuit against Stryker, alleging infringement of several of our patents. The lawsuit has been settled. In July 2000, we filed a lawsuit against Smith & Nephew alleging infringement of several of our patents. This lawsuit is pending and a jury trial is scheduled to commence in April 2003.

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

The Market Price of Our Stock May Be Highly Volatile

During the fiscal year ended December 31, 2002 our common stock has traded between a range of $9.16 and $18.70 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters,” for more information regarding fluctuations in the price of our common stock.

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

We Must Obtain Governmental Clearances or Approvals Before We Can Sell Our Products; We must Continue To Comply With Applicable Laws and Regulations.

United States

Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. International sales of our products are also subject to strict regulatory requirements. For more information about the U.S. and foreign regulatory requirements, see information under the heading “Government Regulation” above.

Information pertaining to our products and indications before they can be commercialized can be found under the heading “Government Regulations” in Item 1, above.

ITEM 2.    PROPERTIES

Information pertaining to our properties can be found under the heading “Facilities” in Item 1, above.

ITEM 3.    LEGAL PROCEEDINGS

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendant uses, imports, markets and sells an electrosurgical system under the name Dyonics Control RF System that infringes these patents. ArthroCare seeks the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control FR System; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions with the damages to be trebled because of the Defendant’s willful infringement. This lawsuit is pending and a jury trial is scheduled to commence in April 2003.

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

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit includes a claim for punitive damages. Punitive damages, if awarded, are not covered by our insurance policies, and we would be required to pay any such punitive damages that were awarded. ArthroCare believes these claims to be without merit and is defending itself vigorously.

In September 2002, a product liability suit was brought against us in the 269th Judicial District Court, Harris County, Texas. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

In October 2002, ArthroCare acquired all the outstanding shares of Atlantech Medical Devices, Ltd. (“Atlantech”), a distributor of medical device products in the United Kingdom. Atlantech was involved in litigation with a former reseller regarding termination of a purported distribution agreement and seeks damages for alleged breach of contract. This lawsuit was settled in February 2003.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. The outcomes of the outstanding litigation matters discussed above are not considered probable or cannot be reasonably estimated. Also, except as otherwise described above, ArthroCare has product liability insurance coverage in amounts it considers necessary to prevent material losses. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our financial position or liquidity, but could be material to the consolidated results of operations of any one period.

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

	Fiscal 2002
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$18.70	$18.20	$13.88	$12.97
Low	13.16	9.16	10.15	9.45

	Fiscal 2001
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$24.50	$28.51	$32.60	$24.68
Low	12.06	13.75	19.56	16.15

As of March 14, 2003, there were no outstanding shares of Preferred Stock and 238 holders of record of 21,219,789 shares of outstanding Common Stock. The company has not paid any cash dividends since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In June 2000, we approved a two-for-one stock split of our common stock which was paid on, and began trading as of July 5, 2000.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statements of Operations Data:
Product sales	$84,965	$70,300	$62,164	$44,219	$24,624
Royalties, fees and other	3,822	8,075	3,615	4,857	3,292
Total revenues	88,787	78,375	65,779	49,076	27,916
Gross profit	55,378	50,684	40,117	29,891	15,548
Operating expenses	56,225	42,994	32,619	25,242	18,625
Net income (loss) before cumulative effect of change in accounting principle	1,132	10,060	15,845	5,543	(2,141)
Cumulative effect on prior years of the application of SAB 101	—	—	(4,300)	—	—
Net income (loss)	1,132	10,060	11,545	5,543	(2,141)
Basic net income (loss) per share	$0.05	$0.45	$0.53	$0.29	$(0.12)
Diluted net income (loss) per share	$0.05	$0.43	$0.50	$0.27	$(0.12)

	December 31
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities (including long-term portion)	$52,851	$76,695	$86,814	$79,607	$8,058
Working capital	72,939	98,642	97,013	85,118	16,973
Total assets	135,952	133,697	140,462	110,039	27,760
Total stockholders’ equity(1)	118,163	125,093	126,345	102,883	22,305

(1)	We have not declared any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in “Additional Factors That May Affect Future Results” set forth in Part I of this Report as well as other risks and uncertainties in the documents incorporated herein by reference.

Overview

We are a medical device company that develops, manufactures and markets products based on our patented Coblation technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, shrink, sculpt, cut, or aspirate soft-tissue surgery procedures with one multi-purpose surgical system.

We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following: Arthroscopy (shoulder and knee arthroscopic products), ENT (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

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

In April 1998, we announced that we had entered the cosmetic surgery market and formed a business unit called Visage to commercialize Coblation technology in this field. In early 1999, we entered into a license and distribution agreement with Collagen Aesthetics, Inc., which was subsequently purchased by Inamed Corporation. Under this agreement, Inamed Corporation acquired exclusive, worldwide, marketing right for our cosmetic surgery line of products for the dermatology and cosmetic surgery markets. In March 2001, we terminated this contract, alleging breach by Inamed of certain terms of the contract. We signed a settlement agreement with Inamed mutually releasing all claims against each other in 2002. In April 2001, we began marketing and selling our cosmetic surgery product line through a network of distributors and direct sales representatives.

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

We have received 510(k) clearance to market our Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopy System is CE marked for use in arthroscopic surgery. Our Spinal surgery System is CE marked and we have received 510(k) clearance in the United States to market this system for spinal surgery and neurosurgery. Our ENT Surgery System has received 510(k) clearance in the United States and is CE marked for general head, neck and oral surgical procedures, including tonsillectomy, adenoidectomy, snoring and the treatment of hypertrophic nasal turbinates and submucosal tissue channeling and shrinkage. Our Cosmetic Surgery System is CE marked for general dermatology and skin resurfacing for the purpose of wrinkle reduction procedures and we have received 510(k) clearance for use of our

Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction in the United States. We have received 510(k) clearance to market coblation technology for general surgery, gynecology and urology.

In December 1995, we introduced our Arthroscopy System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, at substantial discounts, placing controllers at customer sites at no cost or in return for a commitment to purchase a minimum number of surgical wands, to generate future disposable product revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets including the products we have introduced in the fields of spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ear, nose and throat surgery, cardiology and general surgery. We have received 510(k) clearance for use of our technology in several fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

ArthroCare Corporation Statements of Operation:

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$84,965	$70,300	$62,164
Royalties, fees and other	3,822	8,075	3,615

Total revenues	88,787	78,375	65,779
Cost of product sales	33,409	27,691	25,662

Gross profit	55,378	50,684	40,117

Operating expenses:
Research and development	8,826	8,036	7,145
Sales and marketing	36,519	29,652	20,624
General and administrative	10,880	5,306	4,850

Total operating expenses	56,225	42,994	32,619

Income (loss) from operations	(847)	7,690	7,498
Interest income and other, net	2,545	8,047	4,903

Income before income tax provision	1,698	15,737	12,401
Income tax provision/ (benefit)	566	5,677	(3,444)
Income before cumulative effect of a change in accounting principle	1,132	10,060	15,845
Cumulative effect on prior years of application of SAB 101 “Revenue Recognition in Financial Statements”	—	—	(4,300)

Net income	$1,132	$10,060	$11,545

Reclassifications

On January 1, 2002 we implemented EITF 01-09, which relates to the consideration from a vendor to a customer or reseller of the vendor’s product which stipulates that commissions we pay to stocking distributors be reflected as a reduction of revenues in the statement of income. Prior year amounts have been reclassified to conform to this new standard. This reclassification resulted in a $4.9 million decrease in fiscal 2001 revenues and a $1.8 million decrease in fiscal 2000 revenues. These revenue reductions were offset by decreases in sales and marketing expenses, thereby having no impact on the Company’s previously reported net income.

Revenues

Total revenues for fiscal 2002 were $88.8 million compared to $78.4 million and $65.8 million for fiscal 2001 and fiscal 2000, respectively. In fiscal 2002, total revenues included $2.8 million due to Atlantech Medical Devices, Ltd. and Atlantech GmbH, (collectively referred to as “Atlantech”), which we acquired in the fourth quarter of fiscal 2002. Product sales for 2002 were $85.0 million, an increase of 21%, from $70.3 million for 2001. Product sales in 2001 were 13% higher than the $62.2 million in 2000. Several years ago, ArthroCare began aggressively transitioning its distribution channel away from stocking distributors to a more direct sales model. The execution of this strategy is now substantially complete. As a result, the company recorded $0.7 million in revenue reduction adjustments and charges in 2002 due to termination of stocking distributor agreements. The company shipped approximately 499,000 disposable devices in fiscal 2002 compared to approximately 460,000 units in fiscal 2001 and approximately 413,000 units in fiscal 2000. All commercial business units posted sales increases in 2002 compared to 2001. The company’s Arthroscopy business unit contributed $65.1 million in net product sales in 2002 as compared to $58.1 million in 2001 and $52.5 million in 2000. The company’s ear, nose and throat (ENT) business unit contributed $10.2 million in net product sales in 2002 as compared to $7.6 million in 2001 and $7.0 million in 2000. The company’s spinal surgery (ArthroCare Spine) business unit contributed $8.7 million in net product sales in 2002 as compared to $4.2 million in 2001 and $2.1 million in 2000. The company’s Coblation Technologies business unit contributed $1.0 million in net product sales in 2002 as compared to $0.4 million in 2001 and $0.6 million in 2000. International sales grew by $4.1 million during fiscal 2001.

The increase in direct sales presence, which was begun in 2001, continued to have a positive effect on sales in 2002, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy and introduction of new products designed to address surgical procedures that have traditionally been difficult to perform.

Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. For fiscal years 2002, 2001 and 2000, disposable device sales comprised approximately 98%, 95% and 90%, respectively, of our product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future. International product sales were $14.9 million, or 18% of total product sales, in 2002 as compared to $12.4 million, or 18% of total product sales, in 2001 and $8.8 million, or 14% of total product sales, in 2000.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology, and continue to work on new product development efforts specifically for knee applications. We believe that, in our seven years of product shipments, we have penetrated 30% to 35% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 45% of our arthroscopy product sales are being generated by the sale of disposables for use in knee procedures.

Royalties, fees, and other revenues decreased to $3.8 million for fiscal 2002, from $8.1 million for fiscal 2001. During fiscal 2000 royalties, fees, and other revenues was $3.6 million. Royalties, fees, and other revenues decreased in 2002 primarily due to the cancellation of agreements in 2001 with distribution partners resulting in recognition of $5.5 million in fees that previously had been deferred. During fiscal year 2000, we adopted SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) and changed our method of accounting for license fees and milestones from business partners to recognize such revenues over the term of the associated agreement unless the fee or milestones is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. The cumulative effect of the change of $4.3 million in fiscal 2000 was reported as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. The cumulative effect of the change in accounting principle included license fee revenues and deferred revenues that would be recognized over the lives of the associated agreements.

During fiscal year 2002, 2001 and 2000, we recognized $1.4 million, $0.6 million and $0.6 million, respectively, of royalties, fees and other revenues in accordance with our agreement with Ethicon, Inc. In February 1998, we entered into a license agreement under which Boston Scientific Corporation was granted an exclusive right to develop and market products based on Coblation technology for myocardial revascularization procedures. Boston Scientific Corporation pays license fees to us upon achievement of designated milestones and royalties on sales of resulting products, if any. During fiscal 2000 we recognized $0.4 million of such payments as license fees and royalties. In January 1999, we entered into a license and distribution agreement with Inamed Corporation, which was expanded in February 1999, whereby Inamed Corporation acquired exclusive, worldwide, marketing rights for our patented Coblation technology in the cosmetic surgery market. Under the terms of the agreement, Inamed Corporation paid us license fees based upon the achievement of certain milestones and royalties on sales of product to end-users. During fiscal 2000 we recognized $0.5 million of these payments as royalties, fees, and other revenues.

Cost of Product Sales

Cost of product sales for fiscal 2002 was $33.4 million, or 39% of product sales, compared with $27.7 million, or 39% of product sales, for fiscal 2001. During fiscal 2000, cost of product sales was $25.7 million, or 41% of product sales. The $5.7 million increase in cost of product sales for fiscal 2002 over fiscal 2001 resulted from the sale of 39,000 more disposable units which led to an approximate $3.1 million increase in costs, $1.0 million increase in controller placement costs and $1.6 million in Atlantech cost of sales. The $2.0 million increase for fiscal 2001 over fiscal 2000 resulted from the sale of 47,000 more disposable units, partially offset by a lower number of controllers sold as part of the expansion of our controller placement program. In addition, we continued controller placements under a program whereby we maintain ownership of the controller, which resulted in the cost being capitalized and amortized into cost of sales over future periods rather than expensing the entire cost at the time of placement. During the second half of fiscal 2002, the company significantly lowered its manufacturing costs by relocating the majority of its production to a new facility in Costa Rica. This required the company to revalue its existing inventory downward by $2.5 million to bring it in line with the new, lower manufacturing cost structure. The company closed the acquisition of Atlantech during fiscal 2002 which resulted in $0.3 million of incremental cost of sales relating to purchase price adjustments to inventory as acquired inventory must be valued to yield a distributors as opposed to a manufacturers profit margin.

The increase in gross product margin as a percentage of product sales to 60.7% in fiscal 2002 from 60.6% in fiscal 2001 is mainly attributable to increased average selling prices of disposable devices, increased manufacturing efficiency and increased production volume which was partially offset by the increased controller placement costs and the lower gross margin on Atlantech sales. The increase in gross product margin as a percentage of product sales in 2001 as compared to 2000 is mainly attributable to an increase in average selling prices of disposable devices, increased manufacturing efficiency and increased production volume. In fiscal 2000, the gross product margin as a percentage of product sales was 58.7%. As planned, the company’s new Costa Rica facility continued shipping sub-assemblies to the Sunnyvale facility in fiscal 2002 and is expected to contribute to gross margin improvements in the future.

Operating Expenses

Research and development expense increased to $8.8 million in fiscal 2002, or 10% of product sales, from $8.0 million in fiscal 2001, or 11% of product sales, and from $7.1 million, or 12% of product sales in fiscal 2000. In 2002, Atlantech had no research and development expense. The $0.8 million and $0.9 million increases in spending between fiscal years 2002 and 2001 and between 2001 and 2000, respectively, are attributed primarily to continued development of new products in our currently commercialized markets and continued maintenance and development of our patent position. Compensation and related expenses increased by $0.1 million in fiscal 2002 due to increasing headcount and increased by $0.6 million in fiscal 2001 due to increasing headcount to support research and development efforts. Development prototype materials increased by $0.1 million and $0.7 million in fiscal years 2002 and 2001, respectively. Facility and information system costs increased $0.5 million in fiscal year 2002 in conjunction with expanding our infrastructure. Other expenses increased by $0.1 million in fiscal 2002 in support of development activities. In fiscal year 2001, other expenses decreased by $0.4 million mainly due to a decrease in the research and development efforts conducted on behalf of business partners and a reduction of expenses incurred by the company for non-employee stock options. We believe that investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

Sales and marketing expense increased to $36.5 million, or 43% of product sales, in fiscal year 2002, from $29.7 million, or 42% of product sales, in fiscal year 2001, and from $20.6 million, or 33% of product sales, in fiscal year 2000. In fiscal 2002, sales and marketing expense included $0.7 million due to Atlantech. Increased expenses associated with hiring a direct sales force for certain of our business and expenses with canceling distributors accounted for $2.0 million and $2.7 million in fiscal 2002 and 2001, respectively. Commission expense increased $3.0 million and $2.2 million in fiscal 2002 and 2001, respectively, as a result of increased sales. Increased sales and marketing activity in our businesses other than arthroscopy and our expanded international operations resulted in an increase of $1.2 million and $3.9 million in fiscal 2002 and 2001, respectively. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of expansion of our distribution capabilities to address the spinal surgery, ear, nose and throat and cosmetic surgical markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products. We have entered into a strategic relationship with the Gynecare division of Ethicon, Inc. to commercialize Coblation-based products for laparoscopic and open surgical procedures for gynecological applications. We have also entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostrate (TURP).

General and administrative expense increased to $10.9 million, or 13% of product sales, in fiscal year 2002, from $5.3 million, or 8% of product sales, in fiscal year 2001 and from $4.9 million, or 8% of product sales in fiscal year 2000. In 2002, general and administrative expense included $0.1 million due to Atlantech. The $5.6 million increase in fiscal 2002 general and administrative expenses was primarily due to a $1.0 million increase in staffing and salaries, a $2.1 million increase in the cost of general and patent-related legal services and approximately $2.4 million increase due to increases in business development activities, insurance and other expenditures necessary to expand our corporate infrastructure. The $0.5 million increase in fiscal 2001 general and administrative expenses was attributable to a $0.3 million increase in staffing and salaries, increases in the cost of general and patent-related legal services, business development activities, insurance and international accounting and tax related expenditures necessary to expand our corporate infrastructure. We expect that general and administrative expenses will decrease as a percentage of product sales, but will increase in dollar amounts as we incur additional legal expenses and continue business development activities.

Interest and Other Income, net

Interest and other income, net, decreased to $2.5 million in fiscal 2002 from $8.0 million and $4.9 million in fiscal 2001 and fiscal 2000, respectively. The $5.5 million decrease in interest and other income in fiscal 2002 was primarily due to a $1.6 million decrease in interest income as a result of a decrease in the amount of cash and investment balance resulting from our investing and financing activities, declining interest rates throughout 2002, and a $4.4 million gain on the sale of an investment in fiscal 2001 as opposed to a gain of $0.9 million in 2002.

In fiscal 2001, the $3.1 million increase in interest and other income included a $4.4 million gain on the sale of an investment which was partially offset by a reduction of $1.3 million in interest earned as a result of declining interest rates throughout 2001 and a lower cash and investment balance resulting from our investing and financing activities. At the end of fiscal 2002, we had $52.9 million in cash, cash equivalents, and available-for-sale securities as compared to $76.7 million at the end of fiscal 2001 and to $86.8 million at the end of fiscal 2000.

Income Tax Provision / (Benefit)

The provision / (benefit) for income taxes was $0.6 million for fiscal year 2002 as compared to $5.7 million for fiscal year 2001 and ($3.4) million in fiscal year 2000. The fiscal 2002 effective rate was 33% as compared to 36% in fiscal 2001. The primary difference between 2001 and 2000 relates to the release of the valuation allowance in fiscal 2000. Historically, we have established deferred tax assets arising from federal net operating loss carryforwards, federal tax credit carryforwards as well as from other timing differences. These deferred tax assets have been offset in total by a valuation allowance due to the uncertainty surrounding the realization of such assets. During fiscal 2000, we decreased the valuation allowance and recognized a tax benefit relating to the recognition of deferred tax assets of $4.9 million. The decrease in the valuation allowance and the resulting recognition of a deferred tax benefit in the year was based on management’s belief that it is more likely than not that these deferred tax assets will be realized.

Liquidity and Capital Resources

At the end of fiscal 2002, we had $72.9 million in working capital compared to $98.6 million at the end of fiscal 2001. Our principal sources of liquidity consisted of $52.9 million in cash, cash equivalents, and short-term and long-term available-for-sale securities. The cash equivalents are highly liquid with original maturities of ninety days or less.

Cash generated by operating activities was $9.5 million for fiscal 2002 which was mainly attributable to net income before depreciation of $8.7 million, and changes in accounts receivable, accounts payable and accrued liabilities of $6.1 million which was partially offset by changes in inventory of $5.8 million.

Accounts receivable, net of allowances, decreased slightly to $18.4 million at the end of fiscal 2002 from $18.6 million at the end of fiscal 2001 and $16.2 million at the end of fiscal 2000. The decrease in accounts receivable in fiscal 2002 was due to significant increase in sales that was offset by an improvement in the collection times. The increase in accounts receivable in fiscal 2001 was due to the increase in sales and the impact of longer payment terms relating primarily to increasing sales to international customers.

Inventories increased to $22.7 million at the end of fiscal 2002 compared to $14.2 million and $13.7 million at the end of fiscal 2001 and 2000, respectively. The increase in inventory was in order to support anticipated increasing product sales activity, lower-than-expected sales at the end of fiscal 2002 and 2001, safety stock for our move of the manufacturing operations into our new facility in Costa Rica in early 2002 and the introduction levels required to grow and support sales volume increases. We expect future inventory levels to increase in absolute dollar value in order to support sales volume increases, to provide safety stock and support our expansion into additional markets.

Cash used in investing activities was $1.7 million for fiscal 2002, compared to $6.8 million provided in fiscal 2001 and $25.7 million used in fiscal 2000. Cash was used in investing activities in fiscal 2002 because the sales of available-for-sale securities was more than offset by the purchases of other available-for-sale securities, the acquisition of Atlantech, and property and equipment additions. In fiscal 2001, cash was provided by investing activities because the sales of available-for-sale securities was only partially offset by the purchases of other available-for-sale securities and property and equipment. Cash was provided by financing activities in fiscal 2000 primarily due to the sales of available-for-sale securities.

Purchases of property and equipment increased to $12.2 million for fiscal year 2002 compared to $9.4 million and $6.2 million in fiscal years 2001 and 2000, respectively. The increase in fiscal 2002 was primarily due to the $5.5 million capitalization of controllers placed under various promotional programs, acquisition of land and building in Costa Rica for $2.1 million, an increase in computer equipment and software for $1.9 million and leasehold improvements of $1.8 million in our new headquarters.

Cash used in financing activities was $9.5 million for fiscal year 2002, compared to cash used of $13.6 million and cash provided of $5.2 million in fiscal years 2001 and 2000, respectively. The decrease in both fiscal 2002 and 2001 was primarily due to the purchase of treasury stock and the partial offset by the proceeds from the exercise of common stock options. The increase in fiscal 2000 was primarily due to the proceeds from the exercise of common stock options.

The following summarizes our contractual obligations at December 31, 2002 and the effect such obligations have on future cash flows (in thousands):

Non cancelable lease obligations, less than 1 year	$1,604
Non cancelable lease obligations, 1-2 years	3,172
Non cancelable lease obligations, 3-4 years	1,830
Non cancelable lease obligations, greater than 4 years	—

$6,606

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

At the end of fiscal 2002, we had approximately $9.7 million of federal net operating loss carryforwards and approximately $3.1 million of state net operating loss carryforwards. The federal and state net operating loss carryforwards will begin to expire in the year 2011 and 2002, respectively, if not utilized.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, goodwill impairments, contingencies and other special charges, and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our statement of operations.

A reserve for sales returns is established based on historical trends in product return rates. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

Inventory Allowance

Inventory purchases and commitments are based upon future demand forecasts. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.

Warranty Costs

We accrue for warranty costs based on historical trends in product return rates and the expected material and labor costs to provide warranty services. If we were to experience an increase in warranty claims compared with our historical experience, or costs of servicing warranty claims were greater than the expectations on which the accrual had been based, our gross margins could be adversely affected.

Goodwill Impairment

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The company has complied with the disclosure requirements and is currently in the process of determining the financial effects, if any, of adopting the recognition and measurement provisions on the consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company is in the process of determining the financial effects, if any, on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The company has complied with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company is in the process of determining the financial effects, if any, on its consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio.

We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and our short-term investments.

The table below presents principal amounts and related weighted average interest rates as of December 31, 2002 for our cash and cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments	$46,455,000
Average interest rate	1.9%
Long-term available-for-sale securities	$6,396,000
Average interest rate	6.1%

Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this Item is included in Item 6 of Part II of this Report and is incorporated herein by reference. All other information required by this Item is included on pages 48 to 69 in Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Information regarding the directors and executive officers of ArthroCare is incorporated by reference to the information set forth under the headings “Proposal No. 1: Election of Directors,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement relating to our 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”), to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11.    EXECUTIVE COMPENSATION

Information appearing under the headings “Executive Officer Compensation,” “Director Compensation,” “Employment and Change of Control Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “Performance Graph” in the 2003 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under the headings “Equity Compensation Plan Information” and “Security Ownership of Directors, Officers and Certain Beneficial Owners” in the 2003 Proxy Statement is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the heading “Certain Relationships and Related Transactions” in the 2003 Proxy Statement is incorporated by reference.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report.

1.  Financial Statements.    The following financial statements of the company and the Report of Independent Accountants are included in this Report on the pages indicated.

2.  Financial Statement Schedule.    The following financial statement schedule of the company as of and for the years ended December 31, 2002, 2001 and 2000, is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the company.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	69

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3.  Exhibits (in accordance with Item 601 of Regulation S-K).

3.1

Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 filed previously with the Registrant’s Annual Report on Form 10-K for the period ended December 30, 2000).

3.2

Amended and Restated By laws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 1998).

4.1	Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 filed previously with the Registrant’s Registration Statement on Form 8-A (Registration No. 000-27422)).

10.1*

Form of indemnification Agreement between the registrant and each of its directors and officers. (Incorporated herein by reference to Exhibit 10.1 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.2*

Incentive Stock Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to Exhibit 10.2 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.3*

Director Option Plan and form of Director Stock Option Agreement thereunder. (Incorporated herein by reference to Exhibit 10.3 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.4*

Employee Stock Purchase Plan and forms of agreements thereunder. (Incorporated herein by reference to Exhibit 10.4 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.5	Form of Exclusive Distribution Agreement. (Incorporated herein by reference to Exhibit 10.5 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.6

Form of Exclusive Sales Representative Agreement. (Incorporated herein by reference to Exhibit 10.6 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.7

Consulting Agreement, dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto. (Incorporated herein by reference to Exhibit 10.7 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.8

Consulting Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto. (Incorporated herein by reference to Exhibit 10.8 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.9

Lease Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto. (Incorporated herein by reference to Exhibit 10.9 filed previously with the Registrant’s Registration Statement on Form S-1 (registration No. 33-80453)).

10.10

Amended and Restated Stockholder Right Agreement, dated October 16, 1995, between the Registrant and certain holders of the Registrant’s securities. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant’s Registration Statement on form S-1 (Registration No. 33-80453)).

10.11

Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant. (Incorporated herein by reference to Exhibit 10.21 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.12

Amended and Restated Stockholder Rights Agreement, dated October 2, 1998, between the Registrant and Norwest Bank Minnesota, N.A. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant’s Registration Statement on Form 8-A filed October 21, 1998 (Registration No. 000-27422)).

10.13

Exclusive Distributor Agreement, dated August 21, 1997, between the Registrant and Kobyashi Pharmaceutical Company, Ltd. (Incorporated herein by reference to Exhibit 10.25 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 1997).

10.14

License Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated herein by reference to Exhibit 10.26 filed previously with the Registrant’s Annual Report on form 10-K for the period ended January 3, 1998).

10.15

Development and Supply Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated herein by reference to Exhibit 10.27 filed previously with the Registrant’s Annual report on form 10-K for the period ended January 3, 1998).

10.16*

Change of control Agreement between the Registrant and the CEO. (Incorporated herein by reference to Exhibit 10.28 filed previously with the Registrant’s Annual Report on Form 10-K for the period ended January 2, 1999).

10.17*

The form of “VP continuity Agreement” between the Registrant and its Vice Presidents. (Incorporated herein by reference to Exhibit 10.29 filed previously with the Registrant’s Annual Report on Form 10-K for the period ended January 2, 1999).

10.18

Letter Agreement dated February 9, 1999 between the Registrant and Collagen Aesthetics. (Incorporated herein by reference to Exhibit 10.30 filed previously with the Registrant’s Annual Report on Form 10-K/A for the period ended January 2, 1999).

10.19*

Employment Letter Agreement, between the Registrant and John R. Tighe dated January 26, 1999. (Incorporated herein by reference to Exhibit 10.30 filed previously with the registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.20*

Employment Letter Agreement, between the Registrant and Christine Hanni amended May 19, 1999. (Incorporated herein by reference to Exhibit 10.31 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.21*

Employment Letter Agreement, between the Registrant and Bruce P. Prothro amended May 19, 1999. (Incorporated herein by reference to Exhibit 10.32 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.22†

Litigation Settlement Agreement, between the Registrant and ETHICON Inc. dated June 24, 1999 (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.23

Relocation Loan Agreement, between the Registrant and John. R. Tighe dated May 1, 1999. (Incorporated herein by reference to Exhibit 10.34 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.24

Line of Credit Agreement with Silicon Valley Bank dated June 11, 1999 filed herewith. (Incorporated herein by reference to Exhibit 10.35 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.25†

Amendment to License Agreement between ArthroCare Corporation and Inamed Corporation dated October 1, 1999. (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant’s Registration Statement on Form S-3 (Registration No. 333-87187)).

10.26

First Amendment to Rights Agreement between the ArthroCare Corporation and Norwest Bank Minnesota, N.A. (the “Rights Agent”) dated March 10, 2000. (Incorporated herein by reference to Exhibit 99.1 previously filed with the Registrant’s Form 8-K filed March 10, 2000.)

10.27*

Nonstatuatory Stock Option Plan and form of Stock Option Agreement thereunder. (Incorporated herein by reference to Exhibit 10.35 filed previously with this the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999).

10.28†

License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000. (Incorporated herein by reference to Exhibit 10.36 filed previously with this the Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2000).

10.29*

Change of Control Agreement between the Registrant and Michael Baker, CEO, dated September 25, 2001. (Incorporated herein by reference to Exhibit 10.37 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2001).

10.30*	Amendment to the 1993 Incentive Plan (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on August 8, 2000).

10.31*	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Statement on Form S-8 filed on August 8, 2000).

10.32††	Share Purchase Agreement relating to the entire issued share capital of Atlantech Medical Devices Limited and Atlantech Medical Devices (UK), Limited, dated October 21, 2002.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see Page 74).

†	Confidential treatment has been granted as to portions of this exhibit.
††	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

On November 26, 2002, the Company filed a current report on Form 8-K relating to a change in its fiscal year.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ArthroCare Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 on page 43 present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California

February 5, 2003

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$40,753	$41,507
Available-for-sale securities	5,702	26,662
Accounts receivable, net of allowances of $1,073 in 2002 and $776 in 2001	18,380	18,567
Inventories	22,651	14,207
Deferred tax asset	1,184	4,079
Prepaid expenses and other current assets	1,897	2,171

Total current assets	90,567	107,193
Available-for-sale securities	6,396	8,526
Property and equipment, net	18,123	13,068
Related party receivables	1,205	1,205
Deferred tax asset	4,130	3,415
Intangible assets	5,102	—
Goodwill	10.040	—
Other assets	389	290

Total assets	$135,952	$133,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,074	$3,142
Accrued liabilities	5,876	1,111
Accrued compensation	3,678	3,837
Income taxes payable	—	461

Total current liabilities	17,628	8,551
Loan payable	47	—
Deferred rent	114	53

Total liabilities	17,789	8,604

Commitments and contingencies: (Note 9)

Preferred stock, par value $0.001:
Authorized: 5,000 shares;
Issued and outstanding: none	—	—
Common stock, par value $0.001:
Authorized: 75,000 shares;
Issued and outstanding: 21,172 shares in 2002 and 21,855 shares in 2001	21	22
Treasury stock: 1,978 shares in 2002 and 951 shares in 2001	(31,104)	(18,987)
Additional paid-in capital	149,397	146,081
Accumulated other comprehensive loss	(984)	(1,724)
Retained earnings/(accumulated deficit)	833	(299)

Total stockholders’ equity	118,163	125,093

Total liabilities and stockholders’ equity	$135,952	$133,697

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$84,965	$70,300	$62,164
Royalties, fees and other	3,822	8,075	3,615

Total revenues	88,787	78,375	65,779
Cost of product sales	33,409	27,691	25,662

Gross profit	55,378	50,684	40,117

Operating expenses:
Research and development	8,826	8,036	7,145
Sales and marketing	36,519	29,652	20,624
General and administrative	10,880	5,306	4,850

Total operating expenses	56,225	42,994	32,619

Income (loss) from operations	(847)	7,690	7,498
Interest income	1,828	3,434	4,845
Interest expense	(94)	(53)	—
Other income	811	4,666	58

Income before income taxes	1,698	15,737	12,401
Income tax provision/ (benefit)	566	5,677	(3,444)

Income before cumulative effect of a change in accounting principle	1,132	10,060	15,845
Cumulative effect on prior years of the adoption of SAB 101, “Revenue Recognition in Financial Statements”	—	—	(4,300)

Net income	$1,132	$10,060	$11,545

Net income per share—basic:
Income per share before cumulative effect of a change in accounting principle	$0.05	$0.45	$0.72
Cumulative effect on prior years of the adoption of SAB 101, “Revenue Recognition in Financial Statements”	—	—	(0.19)

Basic net income per share	$0.05	$0.45	$0.53

Shares used in computing basic net income per share	21,467	22,222	21,923

Net income per share—diluted:
Income per share before cumulative effect of a change in accounting principle	$0.05	$0.43	$0.68
Cumulative effect on prior years of the adoption of SAB 101, “Revenue Recognition in Financial Statements”	—	—	(0.18)

Diluted net income per share	$0.05	$0.43	$0.50

Shares used in computing diluted income per share	22,330	23,182	23,167

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-In Capital	Notes Receivable From Stock- holder	Accumulated Other Compre- hensive Income/ (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income/ (Loss)
Balances, December 31, 1999	21,382	$21	$—	$125,190	$(273)	$(151)	$(21,904)	$102,883	$5,431

Issuance of common stock through:
Exercise of options	791	1	—	4,632	—	—	—	4,633	—
Employee stock purchase plan	18	—	—	398	—	—	—	398	—
Employee bonus	6	—	—	163	—	—	—	163	—
Restricted stock expense	19	—	—	428	—	—	—	428	—
Stock compensation	—	—	—	246	—	—	—	246	—
Income tax benefit resulting from exercise of stock options	—	—	—	6,245	—	—	—	6,245	—
Repayment of notes receivable from stockholder	—	—	—	—	273	—	—	273	—
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(160)	—	(160)	(160)
Currency translation adjustment	—	—	—	—	—	(309)	—	(309)	(309)
Net income	—	—	—	—	—	—	11,545	11,545	11,545

Balances, December 31, 2000	22,216	22	—	137,302	—	(620)	(10,359)	126,345	$11,076

Issuance of common stock through:
Exercise of options	559	—	—	4,961	—	—	—	4,961	—
Employee stock purchase plan	30	—	—	493	—	—	—	493	—
Employee bonus	1	—	—	21	—	—	—	21	—
Restricted stock expense	—	—	—	232	—	—	—	232	—
Stock compensation	—	—	—	268	—	—	—	268	—
Income tax benefit resulting from exercise of stock options	—	—	—	2,804	—	—	—	2,804	—
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	308	—	308	308
Currency translation adjustment	—	—	—	—	—	(1,412)	—	(1,412)	(1,412)
Purchase of common stock	(951)	—	(18,987)	—	—	—	—	(18,987)	—
Net income	—	—	—	—	—	—	10,060	10,060	10,060

Balances, December 31, 2001	21,855	22	(18,987)	146,081	—	(1,724)	(299)	125,093	$8,956

Issuance of common stock through:
Exercise of options	293	—	—	1,989	—	—	—	1,989	—
Employee stock purchase plan	51	—	—	542	—	—	—	542	—
Restricted stock expense	—	—	—	23	—	—	—	23	—
Stock compensation	—	—	—	83	—	—	—	83	—
Income tax benefit resulting from exercise of stock options	—	—	—	679	—	—	—	679	—
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(80)	—	(80)	(80)
Currency translation adjustment	—	—	—	—	—	820	—	820	820
Purchase of common stock	(1,027)	(1)	(12,117)	—	—	—	—	(12,118)	—
Net income	—	—	—	—	—	—	1,132	1,132	1,132

Balances, December 31, 2002	21,172	$21	$(31,104)	$149,397	$—	$(984)	$833	$118,163	$1,872

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$1,132	$10,060	$11,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,589	5,752	4,136
Provision for doubtful accounts receivable and product returns	297	216	(123)
Provision for excess and obsolete inventory	143	(323)	(390)
Non cash stock compensation expense	106	500	674
Issuance of common stock for employees bonuses	—	21	163
Income tax benefit relating to employee stock options	679	2,804	6,245
Deferred rent	61	(32)	(49)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	2,000	(3,238)	(2,169)
Inventories	(5,832)	(330)	(6,352)
Deferred tax asset	—	3,648	(11,142)
Prepaid expenses and other current assets	437	(597)	(960)
Accounts payable	2,619	(1,002)	1,055
Accrued liabilities	1,501	459	566
Income taxes payable	(1,144)	461	—
Deferred revenue	—	(5,476)	5,454
Other assets	(99)	(48)	23

Net cash provided by operating activities	9,489	12,875	8,676

Cash flows from investing activities:
Purchases of property and equipment	(12,235)	(9,351)	(6,239)
Payment for purchase of Atlantech, net of cash acquired	(12,506)	—	—
Purchases of available-for-sale securities	(133,516)	(62,931)	(65,148)
Sales or maturities of available-for-sale securities	156,526	79,083	45,688

Net cash provided by (used in) investing activities	(1,731)	6,801	(25,699)

Cash flows from financing activities:
Purchase of treasury stock	(12,118)	(18,987)	—
Repayment of capital leases	—	(82)	(65)
Repayment of notes receivable from stockholder	—	—	273
Proceeds from loan from bank	47	—	—
Proceeds from issuance of common stock net of issuance costs	542	493	398
Proceeds from exercise of options to purchase common stock	1,989	4,961	4,633

Net cash provided by (used in) financing activities	(9,540)	(13,615)	5,239

Effect of exchange rate on cash and cash equivalents	1,028	(336)	(309)

Net increase (decreases) in cash and cash equivalents	(754)	5,725	(12,093)
Cash and cash equivalents, beginning of year	41,507	35,782	47,875

Cash and cash equivalents, end of year	$40,753	$41,507	$35,782

Supplemental disclosure of cash flow information:
Cash paid for interest	5	13	10
Cash paid for income tax	4	95	300

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY:

ArthroCare Corporation (“we” or the “company”) was incorporated on April 29, 1993 and our principal operations commenced in August 1995. We design, develop, manufacture and market medical devices for use in soft-tissue surgery. Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation technology. Coblation technology involves an innovative use and the capability of performing at temperatures lower than traditional electrosurgical tools. Our strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. We are a global company with manufacturing facilities in the United States and Costa Rica and sales offices throughout the United States and Europe.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation.    For fiscal 2000 and 2001, we maintained a fifty-two/fifty-three week fiscal year cycle ending on a Saturday. Fiscal 2000 and 2001 each consisted of 52 weeks. In 2002, we changed our fiscal year to conform to the calendar year. For presentation purposes all year end dates in the accompanying consolidated financial statements are shown as December 31.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

We have classified our investments as “available-for-sale.” Such investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of other comprehensive income until realized. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Realized gains and losses, if any, are determined using the specific identification method.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the quarter ended September 30, 2000, effective January 1, 2000, we adopted SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), and changed our method of accounting for license fees and milestones to recognize such revenues over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts received prior to revenue recognition are recorded as deferred revenue. The cumulative effect of the change in accounting principle of $4.3 million (or $0.19 and $0.18 per share basic and diluted, respectively) was reported as a cumulative effect of a change in accounting principle, retroactive to January 1, 2000. The cumulative effect of the change in accounting principle includes license fee revenues and deferred revenues that were recognized over the lives of the associated agreements.

We previously recognized commissions to stocking distributors as sales and marketing expenses at the time the related revenue was recognized. On January 1, 2002, we adopted Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor (including a Customer of a Reseller of the Vendor’s products),” and changed our method of accounting for commissions to stocking distributors, to record such consideration as a reduction of revenue. All periods presented have been reclassified to conform to the current period. The impact of this change was a $4.9 million and $1.8 million reduction of both revenue and sales and marketing expense in fiscal 2001 and 2000, respectively.

Goodwill.    We adopted Statement of Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Accordingly, goodwill is not amortized, but rather tested for impairment on an annual basis, and in the interim if events and circumstances indicate that goodwill may be impaired. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value. Through December 31, 2002, no goodwill impairment losses were required.

Impairment of Long-Lived Assets.    Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to five years.

Research and Development.    Research and development costs are charged to operations as incurred.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation.    We account for stock-based employee compensation using the intrinsic value method of accounting. Under the intrinsic value method of accounting, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award. We account for stock options issued to non-employees using the fair value method of accounting. Assumptions used in determining the fair value of non-employee stock option grants, in 2002, using the Black-Scholes pricing model, were: risk-free interest rate of 3.75%, expected life of 5 years, expected dividends of zero, and expected volatility of 70%.

Had employee stock-based compensation been determined based on the fair value at the grant date for awards in fiscal years 2002, 2001, and 2000, the company’s net income per share and fully diluted net income per share for the years ended December 31, 2002, 2001, and 2000 would have been as indicated below:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income—as reported	$1,132	$10,060	$11,545
Employee stock-based compensation expense determined under the fair value method, net of related tax effects	(12,236)	(12,735)	(7,770)

Pro forma net income (loss)	$(11,104)	$(2,675)	$3,775

Earnings per share:
Basic—as reported	$0.05	$0.45	$0.53
Basic—pro forma	$(0.52)	$(0.12)	$0.17
Diluted—as reported	$0.05	$0.43	$0.50
Diluted—pro forma	$(0.52)	$(0.12)	$0.16

In determining the proforma net income (loss), the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Stock Option Plans

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	2.62-4.97%	3.61-5.08%	4.98-7.13%
Expected life	5 years	5 years	5 years
Expected dividends	—	—	—
Expected volatility	70%	70%	80%

Employee Stock Purchase Plan

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	1.06-2.20%	1.80-4.06%	5.96-7.18%
Expected life	0.5 years	0.5 years	0.5 years
Expected dividends	—	—	—
Expected volatility	70%	70%	96%

The weighted average fair value of options granted to employees during the year ended December 31, 2002 was $6.56 per share.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation.    The functional currency of Atlantech Medical Devices, Ltd. and Atlantech GmbH (together “Atlantech”) is the UK Pound and the Euro respectively. Accordingly, all balance sheet accounts of this operation are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of Atlantech’s financial statements are recorded directly into a separate component of stockholders’ equity under the caption Accumulated other comprehensive income.

The functional currency of all other non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gain and losses from foreign currency transactions of these subsidiaries’ financial statements are recorded as other income or loss in the statement of operations.

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

Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the company’s customers and maintains an allowance for potential credit losses when needed but historically has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. See Note 14 for further discussion of international sales.

Fair Value of Financial Instruments.    The carrying value of our financial instruments approximate fair value.

Income Taxes.    We account for income taxes under the liability method whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements.    In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The company has complied with the disclosure requirements and is currently in the process of determining the financial effects, if any, of adopting the recognition and measurement provisions on the consolidated financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The company is in the process of determining the financial effects, if any, on its consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The company has complied with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The company is in the process of determining the financial effects, if any, on its consolidated financial statements.

Reclassification.    Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported total assets, liabilities, stockholders’ equity or net income.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    COMPUTATION OF NET INCOME PER SHARE:

Basic net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of shares of common stock outstanding and potential shares of common stock when they are dilutive. The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Income before cumulative effect of a change in accounting principle	$1,132	$10,060	$15,845
Cumulative effect on prior years of the change in accounting principle	—	—	(4,300)

Net income	$1,132	$10,060	$11,545

Basic:
Weighted average common shares outstanding	21,467	22,222	21,923

Income per share before cumulative effect of a change in accounting principle	$0.05	$0.45	$0.72

Net income per share	$0.05	$0.45	$0.53

Diluted:
Weighted average common shares outstanding used in basic calculation	21,467	22,222	21,923
Options	832	883	1,174
Warrants	31	77	70

Total weighted common stock and common stock equivalents	22,330	23,182	23,167

Income per share before cumulative effect of a change in accounting principle	$0.05	$0.43	$0.68

Net income per share	$0.05	$0.43	$0.50

Antidilutive securities:
Options to purchase common stock	4,359	397	41

Options to purchase 4,359,000 shares of common stock at prices ranging from $13.42-$48.56 per share outstanding at the end of 2002 were not included in the computation of diluted net income per share because their effects are anti-dilutive. Options to purchase 397,000 shares of common stock at prices ranging from $25.03-$48.56 per share outstanding at the end of 2001 were not included in the computation of diluted net income per share because their effects are anti-dilutive. Options to purchase 41,000 shares of common stock at prices ranging from $36.12-$48.56 per share outstanding at the end of 2000 were not included in the computation of diluted net income per share because their effects are anti-dilutive.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    AVAILABLE-FOR-SALE SECURITIES:

The following summarizes our available-for-sale securities at December 31 (in thousands):

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity date less than 1 year:
Corporate notes and bonds	$5,864	$—	$(162)	$5,702
Maturity date greater than 1 year but less than 5 years:
Corporate notes and bonds	6,202	194	—	6,396

Total	$12,066	$194	$(162)	$12,098

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity date less than 1 year:
Commercial paper	$10,124	$49	$—	$10,173
Corporate notes and bonds	16,483	12	(6)	16,489
Maturity date greater than 1 year but less than 5 years:
Corporate notes and bonds	8,471	72	(17)	8,526

Total	$35,078	$133	$(23)	$35,188

Realized gains were $0.9 million, $4.4 million and $0 million in 2002, 2001 and 2000, respectively, and included in other income on the consolidated financial statements.

5.    INVENTORY:

The following summarizes our inventories at December 31 (in thousands):

	December 31,
	2002	2001
Inventories
Raw materials	$6,937	$5,678
Work-in-progress	4,519	2,692
Finished goods	11,195	5,837

	$22,651	$14,207

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    PROPERTY AND EQUIPMENT:

The following summarizes our property and equipment at December 31 (in thousands):

	December 31,
	2002	2001
Property and equipment:
Machinery and equipment	$2,667	$1,787
Land	760	—
Building and improvements	1,300	—
Construction in process	1,622	2,414
Tooling and molds	1,487	906
Computer equipment	6,098	4,189
Controller placements	22,798	17,315
Furniture and fixtures	954	386
Leasehold improvements	2,107	350

	39,793	27,347
Less accumulated depreciation and amortization	(21,670)	(14,279)

Property and equipment, net	$18,123	$13,068

Depreciation and amortization expense related to our property and equipment was $7.4 million, $5.8 million and $4.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7.    INTANGIBLE ASSETS:

Intangible assets, resulting from the acquisition of Atlantech, are estimates based on independent fair value assessments. Intangible assets consist of the following (in thousands):

Distribution/customer network	$2,900
OEM contractual agreements	1,100
Patents	200
Trade name/trademarks	700
Employment agreements	300
Non-competition agreements	100

$5,300
Accumulated amortization	(198)

Net intangible assets	$5,102

Intangible assets are amortized on a straight-line basis over the periods benefited, which range between one and five years. The estimated amortization expense for the next 5 years is $1,163,000 in 2003, $1,080,000 in 2004, $1,063,000 in 2005, $980,000 in 2006 and $816,000 in 2007.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    ACCRUED LIABILITIES:

The following summarizes our accrued liabilities at December 31 (in thousands):

	December 31,
	2002	2001
Accrued liabilities:
Accrued professional fees	$380	$103
Accrued warranty	243	238
Uninvoiced receipts	2,432	617
Purchase consideration payable for acquired business	1,873	—
Other	948	153

	$5,876	$1,111

9.    COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease our facilities and certain equipment under operating leases. The company recognizes rent expense on a straight-line basis over the lease term. At December 31, 2002, total future minimum lease payments are as follows (in thousands):

2003	$1,604
2004	1,624
2005	1,548
2006	1,568
2007	262
Thereafter	—

$6,606

Warranties

The Company generally provides customers with a limited 90-day warranty on products sold and a limited 1-year warranty on loaned controller units. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense varies form the original estimates. The following table describes the activity in our warranty accrual for the year ended December 31, 2002 (in thousands):

Balance at beginning of year	$238
Accruals for warranties issued during the period	482
Settlements made during the period	(477)

Balance at end of year	$243

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare specifically, the Defendants use, import, market and sell an electrosurgical system under the name Dyonics Control RF System that infringes these patents. ArthroCare seeks the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control RF System; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions, with the damages to be trebled because of the Defendant’s willful infringement. This lawsuit is pending and a jury trial is scheduled to commence in April 2003.

In conjunction with a medial malpractice suit against a physician, a product liability suit was brought against us in the Superior Court Arizona, county of Yavapai on August 24, 2001. The lawsuit alleges that a patient, D. Earl suffered internal and external injury to the patient’s knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient. ArthroCare believes these claims to be without merit.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit includes a claim for punitive damages. Punitive damages, if awarded, are not covered by our insurance policies, and we would be required to pay such punitive damages that were awarded. ArthroCare believes these claims to be without merit and is defending itself vigorously.

In September 2002, a product liability suit was brought against us in the 269th Judicial District Court, Harris County, Texas. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

In October 2002, ArthroCare acquired all of the outstanding shares of Atlantech Medical Devices, Ltd. (“Atlantech”), a distributor of medical device products in the United Kingdom. Atlantech was involved in litigation with a former reseller regarding termination of a purported distribution agreement and seeks damages for alleged breach of contract. The lawsuit was settled in February 2003.

We believe that we have meritorious defenses against the above unsettled claims and intend to vigorously contest them. The outcomes of the outstanding litigation matters discussed above are not considered probable or cannot be reasonably estimated. Also, except as otherwise described above, ArthroCare has product liability insurance coverage in amounts its considers necessary to prevent material losses. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our financial position or liquidity, but could be material to the consolidated results of operations of any one period.

10.    STOCKHOLDERS’ EQUITY:

Stock Split.    In March 2000, our Board of Directors approved a two-for-one stock split of our common stock, effective for stockholders of record as of June 19, 2000. Our common stock began trading on a post-split basis on July 5, 2000. All references in the accompanying consolidated financial statements to the number of common shares have been restated to give the effect to the stock split.

Preferred Stock.    Under our Certificate of Incorporation, we are authorized to issue preferred stock. At December 31, 2002, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding as the previously outstanding preferred stock was converted into common stock in connection with our initial public offering in 1996.

Treasury Stock.    In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, subject to certain limitations and conditions. In June of 2002, the Board of Directors authorized an additional 2,000,000 shares to be repurchased, for a total of 3,000,000 shares to be repurchased. In 2002, we repurchased 49,000 shares in the quarter ended March 30, 2002, at a cost of $0.7 million, 51,700 shares in the quarter ended June 29, 2002, at a cost of $0.6 million and 926,041 shares in the quarter ended September 28, 2002, at a cost of $10.8 million. In fiscal 2001, we repurchased 154,000 shares in the quarter ended June 30, 2001 at a cost of $2.7 million, 647,000 shares in the quarter ended September 30, 2001 at a cost of $13.6 million, and 150,000 shares in the quarter ended December 31, 2001 at a cost of $2.7 million. The shares will be used to offset the potentially dilutive effect of employee incentive programs and may be used for other purposes that we deem appropriate.

Stock Option Plans.    In May 1993, we approved the 1993 Stock Plan (1993 Plan) under which the Board of Directors is authorized and directed to enter into stock option agreements with selected individuals. 272,000 shares were authorized at the inception of the 1993 Plan with 500,000, and 2,300,050 additional shares authorized in 1994, and 1995, respectively. In May 1998, and June 2000, our stockholders approved increases in the number of shares reserved for issuance under the 1993 Plan by an aggregate of 1,500,000 and 800,000, respectively, for a total of 5,372,050. In October 2002, the Board of Directors authorized an increase of 900,000 shares to the 1999 Stock Option plan. Options granted under the 1993 Plan generally become exercisable over a 48-month period. In August 1999, we granted 38,000 shares of restricted stock in accordance with the terms of the 1993 Plan, which vested every six months over two years. At the end of 2002, 2001, and 2000, there were 1,765,000, 1,496,000, and 1,228,000 options, respectively, exercisable under the 1993 Plan.

Activity under the 1993 Plan is as follows (in thousands, except per share data):

	Outstanding Options
	For Grant	Number of Shares	Weighted- Average Exercise Price
Balances, December 31, 1999	515	2,874	$6.90
Additional shares authorized	800	—
Options granted	(352)	353	$21.47
Options exercised	—	(730)	$5.62
Options canceled	18	(18)	$9.92

Balances, December 31, 2000	981	2,479	$9.45
Options granted	(400)	400	$27.75
Options exercised	—	(402)	$24.65
Options cancelled	46	(47)	$8.76

Balances, December 31, 2001	627	2,430	$12.82
Additional shares authorized	250	—
Options granted	(691)	691	$12.17
Options exercised	—	(250)	$6.33
Options cancelled	18	(18)	$10.00

Balances, December 31, 2002	204	2,853	$13.25

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The options outstanding and currently exercisable by exercise price for all plans at December 31, 2002 were as follows (in thousands, except per share data and contractual life):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31, 2002	Weighted Average Exercise Price
$ 0.1000-$ 5.5625	653,083	4.15	$3.9995	653,083	$3.9995
5.7500- 10.0000	675,344	6.66	8.3090	516,109	7.8989
10.2500- 11.5100	597,900	9.51	10.9563	34,143	10.8163
11.7000- 13.7500	694,514	9.21	12.8415	176,723	13.1129
14.0400- 16.7500	721,394	8.90	15.3145	144,103	15.8401
17.3000- 20.6250	621,783	7.43	18.1705	392,994	17.9384
20.8800- 23.0000	904,389	7.49	22.5742	556,032	22.5432
23.4100- 27.5600	715,316	8.47	26.9003	301,121	26.4369
27.7500- 46.6250	348,334	7.49	37.1102	238,288	38.0774
48.5625- 48.5625	500	7.21	48.5625	500	48.5625

	5,932,557	7.72	$16.6282	3,013,096	$16.0306

In December 1995, we adopted the Director Option Plan (“Director Plan”) and reserved 200,000 shares of common stock for issuance to directors under this plan. The plan allows for an initial grant and automatic annual grants of options to outside directors of the company. In May 2002, our shareholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 100,000 shares. In June 2000, our shareholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 290,000 shares for a total of 490,000. For fiscal years, 2002, 2001 and 2000 outstanding options under the Director Plan were 398,000, 310,000 and 153,000, respectively, with 266,000 options exercisable as of December 31, 2002. Shares exercised in 2002 were 42,000.

Nonstatutory Option Plan.    In August 1999, we approved the Nonstatutory Option Plan (“1999 Plan”). In June 2001 we authorized an amendment, effective April 26, 2001, maximizing the aggregate numbers of shares authorized under the plan to be 2,150,000. In October 2002, the Board of Directors authorized an increase of 900,000 shares to the plan. For fiscal years 2002, 2001 and 2000 there were 2,681,000, 1,917,000, and 1,283,000 options outstanding, respectively with 982,000 options exercisable as of December 31,2002. Shares exercised in 2002 were 600.

Employee Stock Purchase Plan.    In December 1995, we approved the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under this plan. For fiscal years 2002, 2001 and 2000, 51,000 shares, 30,000 shares and 18,000 shares of common stock were sold under the Employee Stock Purchase Plan, respectively. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10% of base compensation to the semi-annual purchase of shares of ArthroCare common stock. The purchase price is 85% of the fair market value at certain plan-defined dates.

Warrants.    In January 1998, we issued a warrant to purchase 160,000 shares of common stock at a purchase price of $6.00 per share to certain international employees. The warrant became exercisable over a four-year period. In March 1999, we issued warrants to purchase 80,000 shares of our common stock at a purchase price of $7.00 per share to certain international employees. The warrant became exercisable over a four-year period. Warrants to purchase 15,000, 93,000 and 153,000 shares of our common shares were outstanding during each of fiscal years 2002, 2001, and 2000, respectively, of which 15,000, 67,000 and 47,000 were exercisable at the end of 2002, 2001 and 2000, respectively.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholders Rights Plan.    In November 1996, our Board of Directors approved a Stockholders Rights Plan declaring a dividend distribution of one Preferred Share Purchase Right for each outstanding share of our common stock, which would issue on certain triggering events. This Plan was amended in January 2000. Each right will entitle stockholders to buy one-thousandth of one share of our Series A Participating Preferred Stock at an exercise price of $185.00. This Plan was designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of the company and to guard against partial tender offers and other abusive tactics to gain control of the company without paying all stockholders the fair value of their shares, including a “control premium.”

11.    RELATED PARTIES:

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

In June 1997, we loaned an officer $500,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the officer is terminated by us, or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2002, $500,000 of principal was outstanding on this note.

In November 1997, we issued a relocation loan of $130,000 to an employee. This loan is collateralized by the employee’s residence and is due and payable upon either the sale or transfer of the property or the termination of the officer’s employment with us and bears no interest. As of December 31, 2002, $130,000 of principal was outstanding on this loan.

In April 1999, we loaned an officer $225,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the officer is terminated by us or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2002, $225,000 of principal was outstanding on this note.

In May 1999, we loaned an officer $350,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the officer is terminated by us or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2002, $350,000 of principal was outstanding on this note.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    INCOME TAXES:

The income tax provision (benefit) consisted of the following:

	December 31, 2002	December 31, 2001	December 31, 2000
Current
Federal	$576	$1,400	$691
State	58	147	300
Foreign	—	482	84

Total current	634	2,029	1,075

Deferred
Federal	71	2,465	(2,091)
State	(132)	1,000	(1,797)
Foreign	(7)	183	(631)

Total deferred	(68)	3,648	(4,519)

Total income tax provision/(benefit)	$566	$5,677	$(3,444)

The income tax provision (benefit) differed from a provision (benefit) computed at the U.S. statutory tax rate as follows:

	2002		2001		2000
Statutory rate tax provision	$588	35%	$5,508	35%	$4,340	35%
Foreign research and development cost share	204	12%	482	3%	3,029	24%
Differences in foreign tax rates	12	1%	(85)	(1)%	62	1%
Foreign sales corporation benefit	—	—	—	—	(157)	(1)%
State income taxes	97	5%	624	4%	712	6%
Nondeductible expenses	114	7%	104	1%	278	2%
Research and development credits	(449)	(27)%	(469)	(3)%	(809)	(7)%
Change in valuation allowance	—	—	—	—	(11,238)	(91)%
Other	—	—	(487)	(3)%	339	3%

Total income tax provision/(benefit)	$566	33%	$5,677	36%	$(3,444)	(28)%

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. At December 31, 2000 the Company evaluated its net operating losses and other deferred tax assets and liabilities in relation to the Company’s recent earnings history and its projected future earnings. As a result of this review, the Company determined that a valuation allowance was no longer required.

At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $9,700,000 and $3,100,000, respectively, which expire at various dates beginning in the year 2004 for California purposes. In addition, the Company has approximately $2,200,000 and $1,700,000 of federal and state research and development credit carryforwards available to offset future income taxes. These federal credits begin to expire in 2008.

Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits which can be utilized in future taxable income.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2002	December 31, 2001
Deferred tax assets:
Net operating loss carryforwards	$4,051	$6,670
Capitalized research and development costs	271	275
Research and development credit	3,289	3,415
Allowances and reserves	1,184	824
Non-goodwill intangibles	(2,078)	—
Research and development cost share and other	(1,403)	(3,690)

Net deferred tax assets	$5,314	$7,494

13.    EMPLOYEE BENEFIT PLAN:

We maintain a Retirement Savings and Investment Plan (401(k) Plan) which covers United States based all employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. We matched approximately $106,000, $95,000 and $54,000 of employee contributions to the 401(k) Plan in fiscal 2002, 2001 and 2000, respectfully.

14.    SEGMENT INFORMATION:

We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following: Arthroscopy (shoulder and knee arthroscopic products), ENTec®, (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products). Our reportable segments include Arthroscopy, ENTec, ArthroCare Spine and Coblation Technology. Product sales are summarized in the table below (in thousands):

	2002	2001	2000
Product sales:
Arthroscopy	$65,115	$58,138	$52,529
ENT	10,231	7,592	7,025
ArthroCare Spine	8,660	4,218	2,051
Coblation Technology	959	352	559

Total	$84,965	$70,300	$62,164

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. The following table represents a summary of product sales and long-lived assets by geographical region (in thousands):

	2002	2001	2000
Product sales:
United States	$70,088	$57,927	$53,337
International	14,877	12,373	8,827

Total product sales	$84,965	$70,300	$62,164

Property and equipment:
United States	$12,269	$11,092	$8,805
International	5,854	1,976	664

Total property and equipment	$18,123	$13,068	$9,469

15.    ACQUISITION OF ATLANTECH MEDICAL DEVICES, LTD. AND ATLANTECH GMBH:

On October 21, 2002, the Company acquired all of the outstanding common stock of Atlantech Medical Devices, Ltd. and on November 11, 2002 acquired all of the outstanding common stock of Atlantech GmbH (together, “Atlantech”) in a cash acquisition of $14.4 million, net of cash acquired. Prior to this acquisition, Atlantech served as one of our distributors in the United Kingdom and Germany and also distributed a line of sports medicine products. The Company intends to expand their international base of operations through this acquisition and this purchase of our distributors in the United Kingdom and Germany is for the purpose of expanding our international base of operations. The addition of their complementary line of sports medicine products will allow us to compete across a broader base of the sports medicine market in selected geographies. The purchase price of $14.4 million, which includes the original purchase price and contingent consideration based upon the net assets of the acquired business and on revenue targets for 2002, was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed based on the estimated fair values at the date of the acquisition. Such estimated values are preliminary and may change as more facts become known. The excess of the purchase price over the fair value of assets acquired and liabilities assumed has been recorded as goodwill. Operating results from the acquired businesses are included in the consolidated statements of operations from the date of acquisition. The fair value of the assets of Atlantech and a summary of the consideration exchanged for these assets is as follows (in thousands):

Assets acquired:
Tangible assets (primarily accounts receivable and inventory)	$5,451
Intangible assets	5,300
Deferred tax liabilities	(2,160)
Goodwill	10,040
Liabilities assumed	(4,252)

Total purchase price	$14,379

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional payments to the former owners of Atlantech are contingent upon the future financial performance of Atlantech through 2003. This amount will be recorded as an adjustment to the total purchase price once the contingency is achieved. Additional payment to the former owners of Atlantech are contingent upon the continued employment of those former owners. This amount is being recognized as compensation expense over the period benefited through 2004.

16.    QUARTERLY FINANCIAL INFORMATION (Unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2002 (in thousands, except per share data). In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented.

2002	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenue	$20,077	$22,095	$22,211	$24,404
Gross profit	12,501	14,894	14,230	13,753
Net income (loss)	372	1,171	646	(1,057)
Basic net income per share	0.02	0.05	0.03	(0.05)
Diluted net income per share	0.02	0.05	0.03	(0.05)

2001	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenue	$18,014	$22,304	$20,262	$17,795
Gross profit	11,359	$15,091	12,740	11,494
Net income	1,982	3,222	2,591	2,265
Basic net income per share	0.09	0.14	0.12	0.10
Diluted net income per share	0.09	0.14	0.11	0.10

In the fourth quarter of fiscal 2002 the Company recorded $0.5 million for legal and settlement fees and $0.7 million for accounts receivable allowances.

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additional Charged to Costs and Expenses	Deduction	Balance at End of Period
Year Ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$776	$683	$(386)	$1,073
Allowance for excess and obsolete inventory	440	143	—	583

Year Ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$560	$216	$—	$776
Allowance for excess and obsolete inventory	763	—	(323)	440

Year Ended December 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$683	$—	$(123)	$560
Allowance for excess and obsolete inventory	1,153	—	(390)	763

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION a Delaware Corporation

By:	/s/ MICHAEL A. BAKER
Michael A. Baker President and Chief Executive Officer

Date: March 31, 2003

POWER OF ATTORNEY

Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints each of Michael A. Baker and Fernando Sanchez as his or her attorney-in-fact for him, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MICHAEL A. BAKER Michael A. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ FERNANDO SANCHEZ Fernando Sanchez	Senior Vice President Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 31, 2003

/s/ ANNETTE J. CAMPBELL-WHITE Annette J. Campbell-White	Director	March 31, 2003

/s/ JAMES FOSTER James Foster	Director	March 31, 2003

/s/ PETER L. WILSON Peter L. Wilson	Director	March 31, 2003

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	March 31, 2003

/s/ TORD B. LENDAU Tord B. Lendau	Director	March 31, 2003

CERTIFICATIONS

I, Michael Baker, certify that:

1.    I have reviewed this annual report on Form 10-K of ArthroCare Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ MICHAEL A. BAKER
Michael A. Baker President, Chief Executive Officer

I, Fernando Sanchez, certify that:

1.    I have reviewed this annual report on Form 10-K of ArthroCare Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By:	/s/ FERNANDO SANCHEZ
Fernando Sanchez Senior Vice President and Chief Financial Officer

ARTHROCARE CORPORATION

Report on Form 10-K for

the year ended December 31, 2002

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

10.32††	Share Purchase Agreement relating to the entire issued share capital of Atlantech Medical Devices Limited and Atlantech Medical Devices (UK), Limited, dated October 21, 2002.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see page 71).

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.
††	Confidential treatment has been requested as to portions of this exhibit.