Form 10-Q
period 2003-03-31
ARTHROCARE CORP
filed 2003-05-14
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 21,010,580.

ARTHROCARE CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,064	$40,753
Available-for-sale securities	1,857	5,702
Accounts receivable, net of allowances of $507 in 2003 and $1,073 in 2002	18,254	18,380
Inventories	24,894	22,651
Prepaid expenses and other current assets	2,586	3,081

Total current assets	66,655	90,567

Available-for-sale securities	30,697	6,396
Property and equipment, net	18,382	18,123
Related party receivables	1,205	1,205
Intangible assets	4,806	5,102
Goodwill	10,082	10,040
Other assets	4,565	4,519

Total assets	$136,392	$135,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,566	$8,074
Accrued liabilities	5,034	5,876
Accrued compensation	4,865	3,678
Income taxes payable	101	—

Total current liabilities	18,566	17,628

Loan payable	46	47
Deferred rent	128	114

Total liabilities	18,740	17,789

Commitments and contingencies: (Note 8)

Preferred stock, par value $0.001:
Authorized: 5,000 shares;
Issued and outstanding: none	—	—
Common stock, par value $0.001:
Authorized: 75,000 shares;
Issued and outstanding: 21,183 shares in 2003 and 21,172 shares in 2002	21	21
Treasury stock: 2,147 shares in 2003 and 1,978 shares in 2002	(33,098)	(31,104)
Additional paid-in capital	151,191	149,397
Deferred stock-based compensation	(1,119)	—
Accumulated other comprehensive loss	(770)	(984)
Retained earnings	1,427	833

Total stockholders’ equity	117,652	118,163

Total liabilities and stockholders’ equity	$136,392	$135,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)
Revenues:
Product sales	$26,449	$19,288
Royalties, fees and other	752	789

Total revenues	27,201	20,077
Cost of product sales	8,598	7,576

Gross profit	18,603	12,501

Operating expenses:
Research and development	2,646	2,150
Sales and marketing	11,519	8,372
General and administrative	3,912	1,923

Total operating expenses	18,077	12,445

Income from operations	526	56
Interest and other income, net	348	525

Income before income tax provision	874	581
Income tax provision	280	209

Net income	$594	$372

Basic net income per share	$0.03	$0.02

Shares used in computing basic net income per share	21,168	21,834

Diluted net income per share	$0.03	$0.02

Shares used in computing diluted net income per share	21,736	22,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$594	$372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,579	1,702
Amortization of deferred compensation and stock compensation expense	327	72
Provision for doubtful accounts receivable and product returns	10	(217)
Provision for excess and obsolete inventory	—	15
Deferred rent	14	3
Changes in operating assets and liabilities:
Accounts receivable	96	1,700
Inventories	(2,255)	(680)
Prepaid expenses and other current assets	494	749
Accounts payable	481	(698)
Accrued liabilities	345	668
Income taxes payable	101	47
Other assets	(88)	(23)

Net cash provided by operating activities	2,698	3,710

Cash flows from investing activities:
Purchases of property and equipment	(2,542)	(2,960)
Purchases of available-for-sale securities	(30,697)	(62,875)
Sales or maturities of available-for-sale securities	10,516	67,597

Net cash (used in) / provided by investing activities	(22,723)	1,762

Cash flows from financing activities:
Purchase of treasury stock	(1,994)	(665)
Repayment on loan from bank	(1)	—
Proceeds from exercise of options to purchase common stock	348	212

Net cash (used in) financing activities	(1,647)	(453)

Effect of exchange rate changes on cash	(17)	183

Net (decrease) / increase in cash and cash equivalents	(21,689)	5,202
Cash and cash equivalents, beginning of period	40,753	41,507

Cash and cash equivalents, end of period	$19,064	$46,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    FORMATION AND BUSINESS OF THE COMPANY:

ArthroCare Corporation (“ArthroCare”, “we” or the “company”) was incorporated on April 29, 1993 and our principal operations commenced in August 1995. We design, develop, manufacture and market medical devices for use in soft-tissue surgery. Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation technology. Coblation technology involves an innovative use and the capability of performing at temperatures lower than traditional electrosurgical tools. Our strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. We are a global company with manufacturing facilities in the United States and Costa Rica and sales offices throughout the United States and Europe.

2.    BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare and its subsidiaries for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2002 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at December 31, 2002 was derived from our audited consolidated financial statements; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

In the fourth quarter of 2002 we changed our fiscal periods, month and year, to conform to calendar periods. The first quarter of 2002 began on December 30, 2001 and ended on March 30, 2002.

3.    STOCK-BASED COMPENSATION:

We account for stock-based employee compensation using the intrinsic value method of accounting. Under the intrinsic value method of accounting, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award.

We account for stock options issued to non-employees using the fair value method of accounting. Stock-based compensation expense is recognized over the four-year vesting period. During the first quarter of 2003 and 2002 stock-based compensation expense, related to non-employee option grants, was $0.3 million and $0.1 million respectively and is included in Sales and Marketing and Research and Development expense.

Assumptions used in determining the fair value of non-employee stock option grants, in the first quarter of 2003, using the Black-Scholes pricing model, were:

Risk-free interest rate	2.92%
Expected life (in years)	5
Expected dividends	0.0
Expected volatility	70%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had employee stock-based compensation been determined based on the fair value at the grant date the company’s net income per share and fully diluted net income per share for the first quarter ended March 31, 2003 and 2002 would have been as indicated below:

	Quarter Ended March 31,
	2003	2002
	(in thousands, except per share data)
Net income—as reported	$594	$372
Employee stock-based compensation expense determined under the fair value method, net of related tax effects	(3,114)	(2,677)

Pro forma net loss	$(2,520)	$(2,305)

Net income (loss) per share:
Basic—as reported	$0.03	$0.02
Basic—pro forma	$(0.12)	$(0.11)
Diluted—as reported	$0.03	$0.02
Diluted—pro forma	$(0.12)	$(0.11)

In determining the pro forma net loss, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Stock Option Plans

	Quarter Ended March 31,
	2003	2002
Risk-free interest rate	3.07%	4.35%
Expected life	5 years	5 years
Expected dividends	—	—
Expected volatility	70%	70%

Employee Stock Purchase Plan

	Quarter Ended March 31,
	2003	2002
Risk-free interest rate	—	2.2%
Expected life	—	0.5 years
Expected dividends	—	—
Expected volatility	—	70%

The weighted average fair value of options granted to employees during the first quarter ended March 31, 2003 was $6.52 per share and during the first quarter ended March 31, 2002 was $8.62 per share.

4.    RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s operating results or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5.    COMPUTATION OF NET INCOME PER SHARE:

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

	March 31, 2003	March 31, 2002
Net income	$594	$372

Basic:
Weighted average common shares outstanding	21,213	21,834
Less: weighted average restricted stock outstanding	45	—

Total	21,168	21,834

Net income per share	$0.03	$0.02

Diluted:
Weighted average common shares outstanding used in basic calculation	21,168	21,834
Options	520	889
Warrants	28	77
Restricted shares	20	—

Total weighted common stock and common stock equivalents	21,736	22,800

Net income per share	$0.03	$0.02

Antidilutive securities:
Options to purchase common stock	6,445	3,137

Options to purchase 6,445,000 shares of common stock at prices ranging from $9.56-$46.62 per share outstanding at March 31, 2003, were not included in the computation of diluted net income per share because their effects are anti-dilutive. Options to purchase 3,137,000 shares of common stock at prices ranging from $13.75-$48.56 per share outstanding at March 31, 2002, were not included in the computation of diluted net income per share because their effects are anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    COMPREHENSIVE INCOME:

Comprehensive income is comprised of net income and other comprehensive income consisting of foreign currency translation gain/loss and unrealized gains or losses on available-for-sale marketable securities. Our total comprehensive income is as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Net income	$594	$372

Unrealized gains (loses) on available-for-sale securities arising during the period, net of tax	464	(88)
Less: reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	(189)	—
Foreign currency translation adjustment	(61)	476

Comprehensive net income	$808	$760

7.    INVENTORIES (in thousands):

	March 31, 2003	December 31, 2002
Inventories:
Raw materials	$7,340	$6,937
Work-in-progress	6,084	4,519
Finished goods	11,470	11,195

Total	$24,894	$22,651

8.    COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease our facilities and certain equipment under operating leases. The company recognizes rent expense on a straight-line basis over the lease term. At March 31, 2003, total future minimum lease payments are as follows (in thousands):

2003 (9 months)	$1,208
2004	1,624
2005	1,548
2006	1,568
2007	262
Thereafter	—

Total	$6,210

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties

The company generally provides customers with a limited 90-day warranty on products sold and a limited 1-year warranty on loaned controller units. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense varies form the original estimates. The following table describes the activity in our warranty accrual for the quarter ended March 31, 2003 (in thousands):

Balance at beginning of year	$243
Accruals for warranties issued during the period	126
Settlements made during the period	(126)

Balance at end of the first quarter	$243

Litigation

We are involved in litigation and other legal matters arising in the normal course of business.

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare specifically, the Defendants use, import, market and sell electrosurgical devices under the names Saphyre, ElectroBlade and Dyonics Control RF System that infringe these patents. ArthroCare seeks the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control RF System, the Electroblade and the Saphirre RF electrosurgical devices; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions, with the damages to be trebled because of the Defendant’s willful infringement. On May 12, 2003, a jury found that Smith & Nephew’s products (Saphyre, ElectroBlade and Control RF) infringe the 16 asserted claims of US Patent Nos. 5,697,882, 5,697,536 and 6,224,592. The jury also upheld the validity of all asserted claims of these patents. ArthroCare is now seeking a permanent injunction and an award for damages.

On April 3, 2003, Smith & Nephew filed a complaint against ArthroCare in the United States District Court, Western District of Tennessee for patent infringement of two patents and for violation of Section 43(a) of the Lanham Act. The complaint does not contain any specifics regarding the alleged infringement. Upon initial review, we believe this complaint is without merit, and we will defend ourselves vigorously.

In conjunction with a medical malpractice suit against a physician, a product liability suit was brought against us in the Superior Court Arizona, County of Yavapai on August 24, 2001. The parties have reached an amicable resolution and the matter has been dismissed.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit includes a claim for punitive damages. Punitive damages, if awarded, are not covered by our insurance policies, and we would be required to pay such punitive damages that were awarded. This lawsuit is pending and a jury trial is scheduled to commence on June 23, 2003. ArthroCare believes these claims to be without merit and is defending itself vigorously.

In September 2002, a product liability suit was brought against us in the 269th Judicial District Court, Harris County, Texas. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

We believe that we have meritorious defenses against the above, unsettled claims and intend to vigorously contest them. The outcomes of the outstanding litigation matters discussed above cannot be reasonably estimated. Also, except as otherwise described above, ArthroCare has product liability insurance coverage in amounts its considers necessary to prevent material losses. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our financial position or liquidity, but could be material to the consolidated results of operations of any one period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    SEGMENT INFORMATION:

We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following: Arthroscopy (shoulder and knee arthroscopic products), ENT®, (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products). Our reportable segments include Arthroscopy, ENT, ArthroCare Spine and Coblation Technology.

Product sales are summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Product sales:
Arthroscopy	$20,426	$15,288
ENT	3,034	2,240
ArthroCare Spine	2,636	1,867
Coblation Technology	353	(107)

Total	$26,449	$19,288

Internationally, the company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. The following table represents a summary of product sales and long-lived assets by geographical region (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002
Product sales:
United States	$19,971	$15,964
International	6,478	3,324

Total product sales	$26,449	$19,288

Balance as of:
	March 31, 2003	December 31, 2002
Property and equipment:
United States	$12,231	$12,269
International	6,151	5,854

Total property and equipment	$18,382	$18,123

10.    STOCKHOLDERS’ EQUITY:

Restricted Stock.    In the first quarter of 2003, we granted employees 127,300 shares of restricted common stock under the 1993 Incentive Stock Option Plan. The Company recorded $1.1 million of deferred compensation, which is being amortized to other compensation expense over 5 years. The total amortization recorded in the first quarter of 2003 was approximately $19,000.

Treasury Stock.    In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock. In June 2002, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our common stock, subject to certain limitations and conditions. In the first quarter of of 2003, we repurchased 169,000 shares at a cost of $2.0 million. In the first quarter of 2002 we repurchased 49,000 shares at a cost of $0.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    SUBSEQUENT EVENTS:

On April 25, 2003, the company acquired all of the outstanding shares of Atlantech Austria, a distributor of medical device products in Austria, in a cash acquisition of $0.4 million, net of cash acquired. In addition, the former shareholders of Atlantech Austria have the right to receive an earn-out, to be paid in 2004, in the event Atlantech Austria achieves certain business goals.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors described under “Business” set forth in Part I of our Annual Report on Form 10-K for the year-ended December 31, 2002 and “Additional Factors That May Affect Future Results” set forth below.

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

We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following: Arthroscopy (to include shoulder and knee arthroscopic products), ENT (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

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

We commercially introduced our Arthroscopic Surgery System in December 1995 and have derived a significant portion of our sales from this system. Our Spine and ENT businesses are growing and represent an increasingly larger portion of our total business. As of March 31, 2003 we have shipped more than 16,900 controllers and over 2,130,000 disposable devices for a variety of indications since we began commercialization in 1995. In the United States we are selling our Arthroscopy products through a network of 45 distributors and a direct sales organization consisting of 17 people. Our Spine products are sold through a network of 30 independent distributors and a direct sales force of 14 people. Our ENT business unit distributes its products through a direct sales force of 33 people supported by distributors in certain remote U.S. geographic markets. We have also established a distribution capability in Europe. For our Arthroscopy business unit we have a direct sales organization in the U.K. and Germany consisting of 15 people. Our ENT business also has a direct selling organization in the U.K. and Germany of 6 people. Our Spine business unit is sold through a network of independent distributors in Europe. For the balance of Europe and Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa, South and Central America, we have established a distribution capability through independent Distributors. During the first quarter of 2003 our ENT business unit introduced a new ENT controller that provides improved performance for tonsillectomy procedures. Also during the first quarter of 2003, our Spine business unit introduced a new procedure for performing a less-invasive microdiscectomy using our Coblation technology.

Results of Operations

Revenues

Total revenues were $27.2 million for the first quarter ended March 31, 2003, an increase of 35% from the $20.1 million in the first quarter of 2002. In the first quarter of 2003, total revenues included $2.7 million of non-arthroscopy product due to Atlantech Medical Devices, Ltd. and Atlantech GmbH (collectively referred to as “Atlantech”), which we acquired in the fourth quarter of fiscal 2002. Product sales for first quarter of 2003 were $26.4 million, an increase of 37% from $19.3 million in the same period of the prior year. All commercial business units posted sales increases in the first quarter of 2003. The company’s Arthroscopy business unit contributed $20.4 million in net product sales in the first quarter of 2003, including $2.7 million of Atlantech sales of non-arthroscopy product, as compared to $15.3 million in the first quarter of 2002. The company’s ENT business unit contributed $3.0 million in net product sales in the first quarter of 2003 as compared to $2.2 million in the first quarter of 2002. The company’s spinal surgery (ArthroCare Spine) business unit contributed $2.6 million in net product sales in the first quarter of 2003 as compared to $1.9 million in the first quarter of 2002. The company’s Coblation Technology business unit contributed $0.4 million in net product sales in the first quarter of 2003 as compared to a loss of $0.1 million in the first quarter of 2002. International sales grew by $1.1 million, or 21%, during the first quarter of 2003 as compared to the fourth quarter of 2002 and grew by $3.2 million, or 95%, compared to the first quarter of 2002.

The increase in direct sales presence, which began in 2001, continued to have a positive effect on sales in the first quarter of 2003, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, introduction of new products designed to address surgical procedures that have traditionally been difficult to perform and the acquisition of technologies or businesses that complement our business.

Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. Disposable device sales were 97.8% of product sales, excluding Atlantech product sales, for the first quarter of 2003 and comprised approximately 97.9% of first quarter 2002 product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future.

International product sales were $6.5 million, or 25% of total product sales, in the first quarter of 2003 as compared to $3.3 million, or 17% of total product sales, in the first quarter of 2002. The $3.2 million increase is primarily attributable to the acquisition of Atlantech, with Atlantech non-arthroscopy product sales in the first quarter of 2003 of $2.7 million.

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

Royalties, fees, and other revenues were $0.8 million for the first quarters of both 2003 and 2002.

Cost of Product Sales

The increase in gross product margin as a percentage of product sales to 68% in the first quarter of 2003 from 61% in the first quarter of 2002 is mainly attributable to increased average selling prices of disposable devices, increased manufacturing efficiency and increased production volume, which was partially offset by the increased controller placement costs and the lower gross margin on Atlantech sales. As planned, the company’s new Costa Rica facility continued shipping sub-assemblies to the Sunnyvale facility in the first quarter of 2003 and is expected to contribute to gross margin improvements in the future.

Operating Expenses

Research and development expense was $2.6 million in the first quarter of 2003, or 10% of product sales, compared to $2.2 million in the first quarter of 2002, or 11% of product sales. We believe that continued investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

Sales and marketing expense was $11.5 million, or 44% of product sales, for the three months ending March 31, 2003, as compared to $8.4 million, or 43% of product sales, for the same period of the prior fiscal year. In the first quarter of 2003, sales and marketing expense included $0.9 million due to Atlantech. Commission expenses were $1.1 million greater in the first quarter of 2003 compared to the first quarter of 2002 as a result of increased sales. Other compensation and related expense was $0.8 million higher in the first quarter of 2003 compared to the same fiscal period of the prior year due to increased investment in sales, marketing and support staff. Stock-based compensation increased in the first quarter of 2003 by $0.3 million. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of expansion of our distribution capabilities to address the spinal surgery, ear, nose and throat and cosmetic surgical markets, higher commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products. We have entered into a strategic relationship with the GyneCare division of Ethicon, Inc. to commercialize Coblation-based products for laparoscopic and open surgical procedures for gynecological applications. We have also entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostrate (TURP).

General and administrative expense increased to $3.9 million, or 15% of product sales, in the first quarter of 2003, from $1.9 million, or 10% of product sales, in same period of the previous year. In the first quarter of 2003, general and administrative expense included $0.4 million due to Atlantech. The remaining $1.6 million increase in the first quarter of 2003 general and administrative expenses was primarily due to a $1.5 million increase in the cost of general and patent-related legal services. We expect that general and administrative expenses will decrease as a percentage of product sales but will increase in absolute dollar amounts as we incur additional legal expenses and continue business development activities.

Interest and Other Income, Net

Interest and other income, net, decreased to $0.3 million in the three months ended March 31, 2003 from $0.5 million in the same period of the previous year. The $0.2 million decrease in interest and other income in the first quarter of 2003 was primarily due to a $0.4 million decrease in interest income as a result of a decrease in the amount of cash and investment balance resulting from our investing and financing activities and declining interest rates since the first quarter of 2002.

At the end of the first quarter of 2003, we had $51.6 million in cash, cash equivalents, and available-for-sale securities as compared to $52.9 million at December 31, 2002.

Liquidity and Capital Resources

At the end of the first quarter of 2003, we had $48.1 million in working capital compared to $72.9 million at the end of fiscal 2002. Our principal sources of liquidity consisted of $51.6 million in cash, cash equivalents, and short-term and long-term available-for-sale securities at March 31, 2003 as compared to $77.1 million at March 31, 2002 and $52.9 million at December 31, 2002. The cash equivalents are highly liquid with original maturities of ninety days or less.

We generated positive cash flows from operations during the first three months of fiscal 2003. Cash generated by operating activities was $2.7 million for the first quarter of 2003, which was mainly attributable to net income before depreciation and amortization of $3.5 million.

Accounts receivable, net of allowances, decreased to $18.3 million at the end of the first quarter of 2003 from $18.4 million at the end of fiscal 2002. The decrease in accounts receivable in the first three months of 2003 was due to significant increase in sales that was offset by an improvement in the collection times.

Inventories increased to $24.9 million at the end of the first three months of 2003 compared to $22.7 million at the end of fiscal 2002. The increase in inventory was in order to support anticipated increasing product sales activity, safety stock for our move of the manufacturing operations into our facility in Costa Rica and the introduction levels required to grow and support sales volume increases. We expect future inventory levels to increase in absolute dollar value in order to support sales volume increases, to provide safety stock and support our expansion into additional markets.

Cash used in investing activities was $22.7 million for the first quarter of 2003, compared to $1.8 million provided in the same period of the prior year. Net cash used in investing activities in the quarter ended March 31, 2003 included net purchases of available-for-sale securities of $20.2 million and $2.5 million for purchases of property and equipment.

Cash used in financing activities was $1.6 million for the first quarter of 2003, compared to cash used of $0.5 million in the same period of 2002. The increased use of cash of $1.1 million was primarily due to the purchase of $2.0 million of treasury stock, which was partial offset by the proceeds from the exercise of common stock options.

We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future. However, risk factors mentioned below and included in our December 31, 2002 Form 10-K filed with the SEC could adversely effect our cash position.

On April 25, 2003, the Company acquired all of the outstanding shares of Atlantech Austria, a distributor of medical device products in Austria, in a cash acquisition of $0.4 million, net of cash acquired In addition, the former shareholders of Atlantech Austria have the right to receive an earn-out, to be paid in 2004, in the event Atlantech Austria achieves certain business goals.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s operating results or financial position.

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

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We Are Dependent Upon Our Arthroscopic Surgery System

We commercially introduced our Arthroscopic Surgery System in December 1995. Our Arthroscopic System accounted for 77% of our product sales in 2002, and we are highly dependent on its sales. During the past three years we began to market our spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, and general surgery products. While sales of these products collectively are growing, to date, they represent a small percentage of the total units we sold in 2002. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs or that we will be able to continue to market such products successfully.

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

Commercial Success of Our Non-Arthroscopic Products Is Uncertain

We have developed several applications for our Coblation technology in spinal and neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, and general surgery. Additionally we have established a program to explore the application of our

Coblation technology in various areas within cardiac surgery through our Coblation Technology business unit. Our products for these non-arthroscopic indications are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities o a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

Development and commercialization of our current and future non-arthroscopic products are subject to the risks of failure inherent in the development for new medical devices. These risks include the following:

•	Such products may not be easy to use, will require extensive training or may not be cost-effective;

•	New products may experience delays in testing or marketing;

•	There may be unplanned expenditures or expenditures above those anticipated by us;

•	Such products may not be proven safe or effective;

•	Third parties may develop and market superior or equivalent products;

•	Such products may not receive necessary regulatory clearances or approvals; and

•	Proprietary rights of third parties may preclude us and our collaborative partners from marketing such products.

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

For information regarding the status of our regulatory approvals for our products, see the information under the heading “Government Regulation” of our Annual Report on Form 10-K for the year-ended December 31, 2002.

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

We have recently established a marketing presence in various countries and we cannot assure you that these newly established operations will be successful. In order to successfully market our products internationally, we will need to address many issues with which we have little or no experience, including securing necessary regulatory approvals in international markets and the potential reuse of our disposable devices by our customers. Even if we are able to successfully deal with these issues, we cannot assure you that we will be able to establish successful distribution capabilities internationally or receive favorable pricing for our products. In addition, we may face currency exchange risks as part of our international expansion. To the extent our marketing and sales efforts are unsuccessful, our business, financial condition, results of operations and future growth prospects may be materially adversely affected.

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

In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp., and Arthrex, which market products to remove or shrink tissue. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing worldwide bipolar electrosurgical systems for tissue ablation and shrinkage. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. We compete against Stryker, which recently purchased Pain Concepts and their Dekompressor device which uses a mechanical auger to perform percutaneous discectomy. In addition, the Oratec division of Smith & Nephew and the Radionics division of Tyco, are currently marketing percutaneous thermal heating products for treating certain types of disc pain, and Stryker is marketing a new product for percutaneous removal of tissue in the disc to treat certain types of back and leg pain. Our Coblation-assisted microdiscectomy (CAM) procedure competes indirectly with large spine companies and their mechanical instruments, such as DePuy Acromed, Medtronic Sofamor Danek, Centerpulse Spine Tech, Stryker Spine and Synthes. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc. (purchased by Gyrus Group, a company based in Cardiff, Wales) also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies, such as Lumenis, which market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In Coblation Technology, we face competition from companies that sell general surgery and gynecology devices, including Ethicon ENDO, a division of Johnson and Johnson, Valleylab, a division of US Surgical, Gyrus, Olympus Medical Systems Group, and several smaller companies that sell mechanical, ultrasonic, monopolar and bipolar instruments. In urology, we face competition from companies that market monopolar, bipolar, mechanical, ultrasonic, and laser devices for a variety of urological procedures, including Karl Storz, Olympus Medical Systems Group, C.R. Bard, Gyrus, Medtronic, Urologix, and Laserscope. In cardiology, we face competition from several large companies, including Edwards Lifescience, Medtronic, Guidant, Johnson & Johnson and St. Jude Medical, as well as many smaller companies.

Many of our competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant discounts as a competitive tactic. For example, in order to compete successfully, we anticipate that we may have to continue to offer substantial discounts on our controllers, place controllers at customers sites at no cost or in return for a minimum purchase commitment of our surgical wands in order to increase demand for our disposable devices. This competition could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the United States have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products rather than the products of these competitors to the extent the purchase would cause them to lose discounts on products.

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

Our Business Depends on Attracting and Retaining Collaborators and Licensors

In order to successfully develop and commercialize certain products, we may enter into collaborative or licensing arrangements with medical device companies and other entities to fund and complete our research and development activities, pre-clinical and clinical testing, manufacturing, regulatory approval activities and to achieve successful commercialization of future products. In addition, we have entered into distribution agreements with GyneCare and ACMI to market and sell our gynecology and urology products, respectively. See the information under the heading “Collaborative Arrangements” of our Annual Report on Form 10-K for the year-ended December 31, 2002 for a discussion of these arrangements.

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

Our Operating Results Will Fluctuate

We achieved profitability in 1999 and, as of March 31, 2003, we had retained earnings of $1.4 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed a portion of our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan. In July 2000, we filed a lawsuit against Smith & Nephew alleging infringement of several of our patents. This lawsuit is pending and a jury trial is scheduled to commence on April 30 2003. On April 3, 2003, Smith & Nephew filed a complaint against ArthroCare in the United States District Court, Western District of Tennessee for patent infringement of two patents and for violation of Section 43(a) of the Lanham Act. The complaint does not contain any specifics regarding the alleged infringement. Upon initial review, we believe this complaint is without merit, and we will defend ourselves vigorously.

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

The Market Price of Our Stock May Be Highly Volatile

During the 12 months ended March 31, 2003 our common stock has traded between a range of $8.82 and $18.01 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters,” of our Annual Report on Form 10-K for the year-ended December 31, 2002 for more information regarding fluctuations in the price of our common stock.

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

Information pertaining to our products and indications before they can be commercialized can be found under the heading “Government Regulations” of our Annual Report on Form 10-K for the year-ended December 31, 2002.

Item 3.    Quantitative and qualitative disclosures about market risk

Interest Rate Sensitivity

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

Foreign Currency Exchange Risk

Most of our revenue is realized in U.S. dollars and an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets.

The functional currency of Atlantech Medical Devices, Ltd. and Atlantech GmbH (together “Atlantech”) is the UK Pound and the Euro respectively. Accordingly, all balance sheet accounts of this operation are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of Atlantech’s financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income.”

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

Item 4.    Controls and procedures

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

Within 90 days of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Information with respect to this item is incorporated into this Part II, Item 1 by reference to the section entitled “Commitments and Contingencies” in Note 8 of the Condensed Consolidated Financial Statements contained in Part I above.

Item 6.    Exhibits and Reports on Form 8-K

a)  Exhibits

10.33*	Amended and Restated Nonstatutory Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 file on May 8, 2003.

*	Management contract or compensatory plan or arrangement.

b)  Reports on Form 8-K

On April 24, 2003, the Company filed a current report on Form 8-K under Item 12 with respect to a press release announcing our results of operations for the quarter ended March 31, 2003.

On April 28, 2003, the Company filed a current report on Form 8-K under item 12 with respect to a press release summarizing the Company’s stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION a Delaware corporation

Date:	May 14, 2003	/S/ MICHAEL A. BAKER Michael A. Baker President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 14, 2003	/S/ FERNANDO SANCHEZ Fernando Sanchez Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/S/ MICHAEL A. BAKER Michael A. Baker President and Chief Executive Officer

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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s audit committee of the registrant’s board of directors (or persons performing the equivalent function):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect ArthroCare Corporation’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/S/ FERNANDO SANCHEZ Fernando Sanchez Chief Financial Officer