Form 10-Q
period 2003-06-30
ARTHROCARE CORP
filed 2003-08-13
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of July 31, 2003 was 20,645,429.

ARTHROCARE CORPORATION

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$36,499	$40,753
Available-for-sale securities	—	5,702
Accounts receivable, net of allowances of $370 in 2003 and $1,073 in 2002	19,126	18,380
Inventories	28,853	22,651
Prepaid expenses and other current assets	3,767	3,081

Total current assets	88,245	90,567
Available-for-sale securities	—	6,396
Property and equipment, net	19,683	18,123
Related party receivables	1,205	1,205
Intangible assets	6,610	5,102
Goodwill	9,996	10,040
Other assets	4,461	4,519

Total assets	$130,200	$135,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,925	$8,074
Accrued liabilities	3,178	5,876
Accrued compensation	4,670	3,678
Income taxes payable	1,114	—

Total current liabilities	18,887	17,628
Loan payable	52	47
Deferred rent	142	114

Total liabilities	19,081	17,789

Commitments and contingencies: (Note 8)
Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized 75,000 shares:
Issued and outstanding: 20,738 shares in 2003, and 21,172 shares in 2002	21	21
Treasury stock: 2,704 shares in 2003, 1,978 shares in 2002	(42,159)	(31,104)
Additional paid-in capital	151,828	149,397
Deferred stock-based compensation	(1,062)	—
Accumulated other comprehensive loss	(898)	(984)
Retained earnings	3,389	833

Total stockholders’ equity	111,119	118,163

Total liabilities and stockholders’ equity	$130,200	$135,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)
Revenues:
Product sales	$28,401	$20,709	$54,850	$39,997
Royalties, fees and other	1,300	1,386	2,052	2,175

Total revenues	29,701	22,095	56,902	42,172
Cost of product sales	8,661	7,201	17,259	14,777

Gross profit	21,040	14,894	39,643	27,395

Operating expenses:
Research and development	2,607	2,134	5,253	4,284
Sales and marketing	11,519	8,887	23,038	17,259
General and administrative	4,781	2,480	8,693	4,403

Total operating expenses	18,907	13,501	36,984	25,946

Income from operations	2,133	1,393	2,659	1,449
Interest and other income, net	697	329	1,045	854

Income before income tax provision	2,830	1,722	3,704	2,303
Income tax provision	868	551	1,148	760

Net income	$1,962	$1,171	$2,556	$1,543

Basic net income per share	$0.09	$0.05	$0.12	$0.07

Shares used in computing basic net income per share	20,911	21,851	21,039	21,842

Diluted net income per share	$0.09	$0.05	$0.12	$0.07

Shares used in computing diluted net income per share	21,858	22,769	21,728	22,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2003	June 30, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$2,556	$1,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,987	3,576
Loss on disposition of equipment	4	—
Stock compensation expense	267	113
Provision for doubtful accounts receivable and product returns	—	(425)
Provision for excess and obsolete inventory	173	77
Deferred rent	28	27
Changes in operating assets and liabilities:
Accounts receivable	(541)	190
Inventories	(5,879)	(1,965)
Prepaid expenses and other current assets	(664)	(333)
Accounts payable	1,761	39
Accrued liabilities	(2,382)	1,846
Income taxes payable	1,114	487
Other assets	(41)	(14)

Net cash provided by operating activities	1,383	5,161

Cash flows from investing activities:
Purchases of property and equipment	(5,902)	(5,974)
Purchases of intangible assets	(2,150)	—
Payment for purchase of Atlantech Austria, net	(243)	—
Purchases of available-for-sale securities	(32,170)	(105,281)
Sales or maturities of available-for-sale securities	44,337	110,265

Net cash provided by (used in) investing activities	3,872	(990)

Cash flows from financing activities:
Purchase of treasury stock	(10,620)	(665)
Repayment of bank loan	(4)	—
Proceeds from exercise of options to purchase common stock	750	277
Proceeds from issuances of common stock	352	280

Net cash used in financing activities	(9,522)	(108)

Effect of exchange rate changes on cash	13	1,746

Net increase (decrease) in cash and cash equivalents	(4,254)	5,809
Cash and cash equivalents, beginning of period	40,753	41,507

Cash and cash equivalents, end of period	$36,499	$47,316

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

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare and its subsidiaries for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. The notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2002 should be read in conjunction with these condensed consolidated financial statements. The balance sheet at December 31, 2002 was derived from our audited consolidated financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

In the fourth quarter of 2002 we changed our fiscal periods, month and year, to conform to calendar periods. The second quarter of 2002 began on March 31, 2002 and ended on June 29, 2002.

3.	Stock-Based Compensation:

We account for stock-based employee compensation using the intrinsic value method of accounting. Under the intrinsic value method of accounting, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award.

We account for stock options issued to non-employees using the fair value method of accounting. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. In the second quarter of 2003, we repurchased, at an average price of $2.30 per share, 99,629 outstanding stock options that had been granted to non-employees. This repurchase represents approximately 74 percent of the outstanding unvested options issued to non-employees. Stock-based compensation expense related to non-employee option grants was $0.1 million for both the three months ended June 30, 2003 and 2002. Stock-based compensation expense for the six months ended June 30, 2003 and 2002 was $0.4 million and $0.2 million, respectively. Stock-based compensation is included in Sales and Marketing and Research and Development expense.

Assumptions used in determining the fair value of non-employee stock option grants using the Black-Scholes pricing model, were as follows:

Six Months Ended June 30, 2003
Risk-free interest rate	2.92%
Expected life	5 years
Expected dividends	—
Expected volatility	70%

Had employee stock-based compensation been determined based on the fair value method as opposed to the intrinsic value method, the company’s net income (loss), net income (loss) per share and fully diluted net income (loss) per share for the three and six months ended June 30, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income—as reported	$1,962	$1,171	$2,556	$1,543
Employee stock-based compensation expense determined under the fair value method, net of related tax effects	(3,072)	(2,880)	(6,020)	(5,597)

Pro forma net loss	$(1,110)	$(1,709)	$(3,466)	$(4,054)

Net income (loss) per share:
Basic—as reported	$0.09	$0.05	$0.12	$0.07
Basic—pro forma	$(0.05)	$(0.08)	$(0.16)	$(0.19)
Diluted—as reported	$0.09	$0.05	$0.12	$0.07
Diluted—pro forma	$(0.05)	$(0.08)	$(0.16)	$(0.18)

In determining the pro forma net loss, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Stock Option Plans

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.43%-3.13%	4.18%-4.88%	2.43%-3.19%	4.18%-4.97%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	—	—	—	—
Expected volatility	70%	70%	70%	70%
Weighted-average fair value	$8.56	$7.86	$7.69	$8.18

Employee Stock Purchase Plan

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	1.18%	1.6%	1.18%	1.6%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Expected dividends	—	—	—	—
Expected volatility	70%	70%	70%	70%
Weighted-average fair value	$3.86	$5.95	$3.86	$5.95

4.	Recent Accounting Pronouncements:

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our operating results or consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. As we have no variable interest entities, the adoption of FIN 46 did not have a material impact on our operating results or consolidated financial statements.

5.	Computation of Net Income Per Share:

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding less weighted-average restricted stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and potential shares of common stock when they are dilutive. The following is a reconciliation of the weighted-average number of shares used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,962	$1,171	$2,556	$1,543
Basic:
Weighted-average common shares outstanding	21,037	21,851	21,125	21,842
Less weighted-average restricted stock outstanding	(126)	—	(86)	—

Total	20,911	21,851	21,039	21,842

Net income per share	$0.09	$0.05	$0.12	$0.07

Diluted:
Weighted-average common shares outstanding used in basic calculation	20,911	21,851	21,039	21,842
Options	857	891	618	894
Warrants	34	27	29	28
Restricted shares	56	—	42	—

Total weighted common stock and common stock equivalents	21,858	22,769	21,728	22,764

Net income per share	$0.09	$0.05	$0.12	$0.07

Options to purchase 4,486,557 and 4,791,074 shares of common stock at prices ranging from $9.84-$45.59 per share outstanding during the three-month and six-month periods ended June 30, 2003, respectively, were not included in the computation of diluted net income per share because their effects are anti-dilutive. Options to purchase 3,210,676 and 3,176,593 shares of common stock at prices ranging from $13.75-$48.56 per share outstanding during the three-month and six-month periods ended June 30, 2002, respectively, were not included in the computation of diluted net income per share because their effects are anti-dilutive.

6.	Comprehensive Income:

The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,962	$1,171	$2,556	$1,543
Unrealized gains (losses) on available-for-sale securities arising during the period, net of tax	92	69	556	(19)
Less: Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	(398)	—	(587)	—
Foreign currency translation adjustment	175	947	114	1,424

Comprehensive income	$1,831	$2,187	$2,639	$2,948

7.	Inventories (in thousands):

	June 30, 2003	December 31, 2002
Inventories:
Raw materials	$7,617	$6,937
Work-in-process	6,892	4,519
Finished goods	14,344	11,195

Total	$28,853	$22,651

8.	Commitments and Contingencies:

Operating Leases

We lease our facilities and certain equipment under operating leases. We recognize rent expense on a straight-line basis over the lease term. At June 30, 2003, total future minimum lease payments are as follows (in thousands):

2003 (6 months)	$805
2004	1,624
2005	1,548
2006	1,568
2007	262

Total	$5,807

Warranties

We generally provide customers with a limited 90-day warranty on products sold and a limited 1-year warranty on loaned controller units. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We evaluate and adjust the warranty reserve to the extent actual warranty expense varies from the original estimates. The following table describes the activity in our warranty accrual for the three and six months ended June 30, 2003 (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Beginning balance	$243	$243
Accruals for warranties issued during the period	162	288
Settlements made during the period	(111)	(237)

Ending balance	$294	$294

Litigation

We are involved in litigation and other legal matters arising in the normal course of business.

On July 25, 2001, we filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to us (U.S. Patent Nos. 5,697,536, 5,697,882 and 6,224,592). Specifically, we alleged that the Defendant uses, imports, markets and sells an electrosurgical system under the name Dyonics Control RF System that infringes these patents. We sought the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control RF System, the Vulcan generator and the Electroblade and the Saphirre RF electrosurgical devices; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and the Defendant’s use of our inventions, with the damages to be trebled because of the Defendant’s willful infringement. A jury trial commenced on April 30, 2003. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the Electroblade and the Saphirre RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and will hold a hearing on September 15, 2003 to consider our motion to enjoin the Defendant from the use, manufacture and sale of the Dyonics Control RF System and the Electroblade and the Saphirre RF electrosurgical devices in the United States. Following this decision, the court will hold a second trial to award damages to us for the infringing activity of the Defendant.

On April 3, 2003, Smith & Nephew filed a complaint against ArthroCare in the United States District Court, Western District of Tennessee for patent infringement of two patents and for violation of Section 43(a) of the Lanham Act. The complaint does not contain any specifics regarding the alleged infringement. Upon initial review, we believe this complaint is without merit, and we intend to defend ourselves vigorously. ArthroCare has filed a motion to dismiss the complaint and, in the event this motion is denied, a motion to transfer this litigation to the Northern District of California.

In conjunction with a medical malpractice suit against a physician, a product liability suit was brought against us in the Superior Court of Arizona, County of Yavapai on August 24, 2001. The lawsuit alleges that a patient suffered internal and external injury to his knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient. This lawsuit was settled by the parties in April 2003.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit alleges that a patient suffered damage to his knee as a result of the use of an ArthroWand in an arthroscopic procedure. The lawsuit included a claim for punitive damages; however, this claim, along with others, was dismissed by the court on summary judgment. A jury trial on the remaining allegations commenced on June 30, 2003 and was completed on July 15, 2003. The jury returned with a defense verdict, denying all of the plaintiff’s liability claims and finding that the ArthroWand does not have a design defect and ArthroCare did not fail to warn physicians about any alleged dangers of using the ArthroWand on articular cartilage.

In September 2002, a product liability suit was brought against us in the 269th Judicial District Court, Harris County, Texas. We believe these claims to be without merit and intend to defend ourselves vigorously.

We believe that we have meritorious defenses against the above unsettled claims and intend to vigorously contest them. The outcomes of the outstanding litigation matters discussed above cannot be reasonably estimated. Also, except as otherwise described above, we have product liability insurance coverage in amounts we consider necessary to prevent material losses. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. While it is not possible to predict the outcome of the actions discussed above, we believe that costs associated with them will not have a material adverse impact on our financial position or liquidity, but could be material to the consolidated results of operations of any one period.

9.	Segment Information:

We have organized our marketing and sales efforts based on product markets. These product markets are comprised of the following: Arthroscopy (shoulder and knee arthroscopic products), ENT®, (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

Product sales are summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Product sales:
Arthroscopy	$20,273	$16,155	$40,699	$31,132
ENT	4,124	2,371	7,133	4,522
ArthroCare Spine	3,537	1,835	6,174	3,761
Coblation Technology	467	348	844	582

Total	$28,401	$20,709	$54,850	$39,997

Internationally, the company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. The following table represents a summary of product sales and long-lived assets by geographical region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Product sales:
United States	$21,669	$17,827	$41,641	$33,914
International	6,732	2,882	13,209	6,083

Total product sales	$28,401	$20,709	$54,850	$39,997

	June 30, 2003	December 31, 2002
Property and equipment:
United States	$13,177	$12,269
International	6,506	5,854

Total	$19,683	$18,123

10.	Stockholders’ Equity:

Restricted Stock

In the first quarter of 2003, we granted certain employees an aggregate of 127,300 shares of restricted common stock under our 1993 Incentive Stock Option Plan. In June 2003, 1,500 of these shares were cancelled due to an employee termination. In connection with the restricted stock grant, we recorded $1.1 million of deferred compensation in the first quarter of 2003, which is being amortized to other compensation expense over 5 years. The total amortization recorded was $57,000 and $76,000 for the three and six months ended June 30, 2003, respectively.

Treasury Stock

In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. In June 2002, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our common stock, subject to certain limitations and conditions. We repurchased 558,000 shares at a cost of $9.1 million and 51,700 shares at a cost of $0.6 million in the three months ended June 30, 2003 and 2002, respectively. We repurchased 727,000 shares at a cost of $11.1 million and 100,700 shares at a cost of $1.3 million in the six months ended June 30, 2003 and 2002, respectively.

11.	Subsequent Event:

In July 2003, a product liability suit was brought against us in the New York State Supreme Court, County of Westchester. The lawsuit alleges that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. We believe these claims to be without merit and intend to defend ourselves vigorously.

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

Overview

We are a medical device company that develops, manufactures and markets products based on our patented Coblation technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue, thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, shrink, sculpt, cut or aspirate soft-tissue surgery procedures with one multi-purpose surgical system.

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

We have organized our marketing and sales efforts into business units based on product markets. These business units are comprised of the following: Arthroscopy (to include shoulder and knee arthroscopic products), ENT (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technologies (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

We commercially introduced our Arthroscopic Surgery System in December 1995 and have derived a significant portion of our sales from this system. The ArthroCare Spine and ENT businesses are growing and represent an increasingly larger portion of our total business. As of June 30, 2003, we have shipped more than 17,800 controllers and over 2,270,000 disposable devices for a variety of indications since we began commercialization in 1995. In the United States we are selling our Arthroscopy products through a network of 45 distributors and a direct sales organization consisting of 17 people. Our ArthroCare Spine products are sold through a network of 30 independent distributors and a direct sales force of 16 people. Our ENT business unit distributes its products through a direct sales force of 33 people supported by distributors in certain remote U.S. geographic markets. We have also established a distribution capability in Europe. For our Arthroscopy business unit we have a direct sales organization in the United Kingdom, France, Germany and Austria consisting of 20 people. Our ENT business also has a direct selling organization in the United Kingdom and Germany consisting of 7 people. Our ArthroCare Spine business shares a portion of the direct sales organization with Arthroscopy and ENT in Europe. For the balance of Europe and Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa, South America and Central America, we have established a distribution capability through independent distributors. During the first quarter of 2003, our ENT business unit introduced a new ENT controller that provides improved performance for tonsillectomy procedures. Also during the first quarter of 2003, our ArthroCare Spine business unit introduced a new procedure for performing a less-invasive microdiscectomy using our Coblation technology.

Results of Operations

Three months ended June 30, 2003 and 2002

Revenues

Product sales were $28.4 million for the quarter ended June 30, 2003, an increase of $7.7 million, or 37%, over the same period in 2002. All commercial business units posted sales increases in the second quarter of 2003 compared to the second quarter of 2002. Arthroscopy contributed $20.3 million in net product sales in the second quarter of 2003, including $2.2 million of Atlantech Medical Devices, Ltd. (United Kingdom), Atlantech GmbH (Germany) and Atlantech Medizinische Produkte Vertriebs, GmbH (Austria) (collectively referred to as “Atlantech”) sales of non-arthroscopy product, as compared to $16.2 million in the second quarter of 2002. ENT net product sales increased to $4.1 million for the three months ended June 30, 2003, an increase of 74% compared to the same period in 2002. Spinal surgery product sales increased to $3.5 million for the three months ended June 30, 2003, an increase of 93% compared to the same period in 2002. Coblation technology sales were $0.5 million for the three months ended June 30, 2003, an increase of 34% compared to the same period in 2002.

The increase in direct sales presence, which began in 2001, continued to have a positive effect on sales in the second quarter of 2003, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, introduction of new products designed to address surgical procedures that have traditionally been difficult to perform and the acquisition of technologies or businesses that complement our business.

Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. Disposable device sales were 97% of product sales, excluding Atlantech product sales, for the second quarter of 2003 and comprised approximately 96% of second quarter 2002 product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future.

International product sales were $6.7 million, or 24% of net product sales, for the quarter ended June 30, 2003, compared to $2.9 million, or 14% of net product sales, for the same period in 2002. A large part of the $3.8 million increase is attributable to the acquisition of Atlantech, whose international non-arthroscopy product sales were $2.0 million in the second quarter of 2003. International product sales for the three months ended June 30, 2003, excluding Atlantech, increased by 64% compared to the same period in 2002.

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

Royalties, fees and other revenues were $1.3 million for the three-month period ended June 30, 2003, as compared to $1.4 million for the same period in 2002.

Cost of Product Sales

Cost of product sales was $8.7 million, or 30% of product sales, for the three-month period ended June 30, 2003, as compared to $7.2 million, or 35% of product sales, for the same period in 2002. The decrease in cost as a percentage of product sales is attributable to the increased efficiency of the manufacturing operations resulting mostly from the transition of operations to our Costa Rica facility and increased production volume to cover our increased sales volumes. These increases were partially offset by the increased controller placement costs and the lower gross margin on Atlantech sales. As planned, our Costa Rica facility continued its transition to manufacturing completed final assemblies in the second quarter of 2003 and is expected to contribute to gross margin improvements in the future.

Operating Expenses

Research and development expenses were $2.6 million, or 9% of product sales, for the three-month period ended June 30, 2003, as compared to $2.1 million, or 10% of product sales, for the same period in 2002. The dollar increase is due to a continued investment in our Coblation technology. We believe that continued investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

Sales and marketing expenses were $11.5 million, or 41% of product sales, during the three-month period ended June 30, 2003, as compared to $8.9 million, or 43% of product sales, during the same period in 2002. The increase in spending for the current three-month period was primarily due to expenses related to increased headcount, increases in advertising and trade shows expense, and higher commissions due to higher product sales.

We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of expansion of our distribution capabilities to address the spinal surgery, ENT and cosmetic surgical markets, higher commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products. We have entered into a strategic relationship with the GyneCare division of Ethicon, Inc. to commercialize Coblation-based products for laparoscopic and open surgical procedures for gynecological applications. We have also entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostrate.

General and administrative expenses were $4.8 million, or 17% of product sales, during the three-month period ended June 30, 2003, compared to $2.5 million, or 12% of product sales, during the same period in 2002. The $2.3 million increase was attributable to higher costs of general and patent-related legal services, business development activities, expenses related to the Atlantech business acquired in the fourth quarter of fiscal 2002 and the second quarter of 2003, and increases in non-Atlantech labor expenses. We expect general and administrative expenses to increase in absolute terms as well as a percentage of product sales as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, Net

Interest and other income, net, increased to $0.7 million for the three-month period ended June 30, 2003, compared to $0.3 million during the same period in 2002. The increase in interest and other income is attributable to net foreign exchange gains and realized gains on the sale of investments partially offset by lower interest income.

Six months ended June 30, 2003 and 2002

Revenues

Product sales were $54.9 million for the six months ended June 30, 2003, an increase of 37% from the $40.0 million in the first six months of 2002. Arthroscopy contributed $40.7 million in net product sales for the six months ended June 30, 2003, a 31% increase over the first six months of 2002. ENT net product sales were $7.1 million for the first six months of 2003, an increase of 58% over the first six months of 2002. Spinal surgery product sales were $6.2 million for the first six months of 2003, a 64% increase over the first six months of 2002. Coblation Technology product sales increased to $0.9 million for the first six months of 2003, a 45% increase over the first six months of 2002.

The increase in direct sales presence, which began in 2001, continued to have a positive effect on sales in the first six months of 2003, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy and introduction of new products designed to address surgical procedures that have traditionally been difficult to perform.

International product sales were $13.2 million, or 24% of net product sales, for the six months ended June 30, 2003, compared to $6.1 million, or 15% of net product sales, for the same period in 2002. Our growth in the international market was stronger than in the domestic market due mostly to the acquisition of Atlantech.

Royalties, fees and other revenues were $2.1 million for the six-month period ended June 30, 2003, as compared to $2.2 million for the same period in 2002.

Cost of Product Sales

Cost of product sales was $17.3 million, or 31% of product sales, for the six-month period ended June 30, 2003, as compared to $14.8 million, or 37% of product sales, for the same period in 2002. The decrease in cost as a percentage of product sales is attributable to the increased efficiency of our manufacturing operations. As planned, our Costa Rica facility is expected to contribute to gross margin improvements in the second half of 2003.

Operating Expenses

Research and development expenses were $5.3 million, or 10% of product sales, for the six-month period ended June 30, 2003, as compared to $4.3 million, or 11% of product sales for the same period in 2002. The dollar increase is due to a continued investment in our Coblation technology. We believe that continued investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

Sales and marketing expenses were $23.0 million, or 42% of product sales, during the six-month period ended June 30, 2003, as compared to $17.3 million, or 43% of product sales, during the same period in 2002. The increase in spending for the current six-month period was primarily due to expenses related to increased headcount, higher commissions due to higher product sales, and increases in advertising and trade show expenses.

We anticipate that sales and marketing spending will continue to increase in absolute dollars due to the expansion of our distribution and sales force capabilities to address the existing surgery markets, higher commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses and additional investments in the sales, marketing and support staff necessary to market our current products and commercialize future products. We anticipate that sales and marketing spending will decrease as a percentage of product sales in future periods.

General and administrative expenses were $8.7 million, or 16% of product sales, during the six-month period ended June 30, 2003, compared to $4.4 million, or 11% of product sales, during the same period in 2002. This increase was attributable to higher costs of general and patent-related legal services, business development activities, insurance and international accounting and tax-related expenditures necessary to expand our corporate infrastructure, expenses related to the Atlantech business acquired in the fourth quarter of 2002 and the second quarter of 2003, and the headcount increase required to support the business structure. We expect general and administrative expenses to increase as a percentage of product sales and increase in absolute dollar values in future periods as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, Net

Interest and other income, net, increased to $1.0 million for the six-month period ended June 30, 2003, compared to $0.8 million during the same period in 2002. The increase in interest and other income is attributable to realized gains on the sale of investments and net foreign exchange translation gains, partially offset by lower interest income.

Liquidity and Capital Resources

On June 30, 2003, we had $69.4 million in working capital compared to $72.9 million at December 31, 2002. The principal sources of liquidity consisted of $36.5 million in cash and cash equivalents compared to $52.9 million in cash, cash equivalents and available-for-sale securities at December 31, 2002. The decrease in cash, cash equivalents and available-for-sale securities is primarily due to approximately $10.6 million used for repurchases of our common stock, and $2.5 million for the purchase of intellectual property and the acquisition of Atlantech Medizinische Produkte Vertriebs, Gmbh (“Atlantech Austria”).

Net cash provided by operating activities for the six-month period ended June 30, 2003 was $1.4 million, as compared to $5.2 million provided by operating activities for the same period in 2002. The decrease in cash provided by operating activities is primarily due to the increase in inventories.

Inventories increased to $28.9 million as of June 30, 2003 from $22.7 million as of December 31, 2002. The increase in inventories was primarily to support the introduction levels required to support sales volume increases and provide safety stock of sub-assemblies as we shift our manufacturing to our Costa Rica manufacturing facility.

Net cash provided by investing activities for the six-month period ended June 30, 2003 was $3.9 million, compared to a net cash use of $1.0 million for the same period in 2002. The increase in cash provided by investing activities is primarily due to the sale of securities in 2003.

Net property and equipment increased to $19.7 million as of June 30, 2003 from $18.1 million as of December 31, 2002. The $1.6 million increase is primarily attributable to capital expenditures related to the capitalization of controllers placed under various promotional programs along with an increase in expenditures for computer software and equipment.

On April 25, 2003, we acquired all of the outstanding shares of Atlantech Austria, a distributor of medical device products in Austria, in a cash acquisition of $0.2 million, net of cash acquired. In addition, the former shareholders of Atlantech Austria have the right to receive an earn-out, to be paid in 2004, in the event Atlantech Austria achieves certain business goals. We used cash to fund the acquisition.

Net cash used in financing activities for the six-month period ended June 30, 2003 was $9.5 million compared to $0.1 million for the same period in 2002. The increase was primarily due to purchases of stock pursuant to our stock repurchase program, partially offset by proceeds from issuances of stock due to the exercise of options and our employee stock purchase program.

We believe that our cash flows from operations in addition to our current cash and cash equivalent balances will be adequate to meet our cash requirements for the reasonable future. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory clearances/approvals and competition.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our operating results or consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. As we had no variable interest entities, the adoption of FIN 46 did not have a material impact on our operating results or consolidated financial statements.

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

We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long-term clinical follow-up to support the marketing efforts for our Arthroscopic System. We believe that if recommendations and endorsements by influential surgeons do not continue or if long-term data does not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

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

We may have to make a significant investment in additional preclinical and clinical testing, regulatory filings, physician training and sales and marketing activities to further develop and commercialize our spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ENT surgery, general surgery and cardiac surgery product offerings. Although we believe that these products offer certain advantages, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

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

We Have Limited Marketing and Sales Experience

We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery, neurosurgery, and ENT surgery product lines in the United States through a network of independent distributors supported by regional sales managers and a direct sales force. These distributors sell arthroscopy, spinal surgery, neurosurgery, ENT surgery and cosmetic surgery for a number of other manufacturers. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our arthroscopic surgery, coblation technology surgery, spinal surgery, neurosurgery, ENT surgery and cosmetic surgery product lines, or that they will be successful in selling our products.

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

In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp. and Arthrex, which market products to remove or shrink tissue. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing worldwide bipolar electrosurgical systems for tissue ablation and shrinkage. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies which market products to remove tissue and treat spinal disorders. We compete against Stryker, which recently purchased Pain Concepts, and their Dekompressor device which uses a mechanical auger to perform percutaneous discectomy. In addition, the Oratec division of Smith & Nephew and the Radionics division of Tyco are currently marketing percutaneous thermal heating products for treating certain types of disc pain, and Stryker is marketing a new product for percutaneous removal of tissue in the disc to treat certain types of back and leg pain. Our Coblation-assisted microdiscectomy (CAM) procedure competes indirectly with large spine companies and their mechanical instruments, such as DePuy Acromed, Medtronic Sofamor Danek, Centerpulse Spine Tech, Stryker Spine and Synthes. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation and Xomed Surgical Products Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc., which was purchased by Gyrus Group, a company based in Cardiff, Wales, also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In cosmetic surgery, we compete against companies, such as Lumenis, which market lasers for use in this field. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery. In Coblation Technology, we face competition from companies that sell general surgery and gynecology devices, including Ethicon ENDO, a division of Johnson and Johnson, Valleylab, a division of US Surgical, Gyrus, Olympus Medical Systems Group and several smaller companies that sell mechanical, ultrasonic, monopolar and bipolar instruments. In urology, we face competition from companies that market monopolar, bipolar, mechanical, ultrasonic and laser devices for a variety of urological procedures, including Karl Storz, Olympus Medical Systems Group, C.R. Bard, Gyrus, Medtronic, Urologix and Laserscope. In cardiology, we face competition from several large companies, including Edwards Lifescience, Medtronic, Guidant, Johnson & Johnson and St. Jude Medical, as well as many smaller companies.

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

Our participation in collaborative and licensing arrangements with third parties subjects us to a number of risks. Collaborative partners typically have significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to our product, and we cannot assure you that our partners will perform their obligations as expected. Business combinations or significant changes in a corporate partner’s business strategy may adversely affect that partner’s ability to meet its obligations in a timely manner, in which case our business, financial condition, results of operations and prospects would be materially adversely affected. To the extent that we are not able to establish further collaborative arrangements or that any or all of our existing collaborative arrangements are terminated, we would be required to seek new collaborative arrangements or to undertake commercialization at our own expense, which could significantly increase our capital requirements, place additional strain on our human resource requirements and limit the number of products which we would be able to develop and commercialize. In addition, we cannot assure you that our existing and future collaborative partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors.

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

Our Operating Results Will Fluctuate

We achieved profitability in 1999 and, as of June 30, 2003, we had retained earnings of $3.4 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed a portion of our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan. In June 1999, we filed a lawsuit against Stryker alleging infringement of several of our patents. The parties settled this lawsuit within two weeks of its filing date. Under the terms of the settlement, Stryker has licensed a portion of our patents for products in the arthroscopy market worldwide. In July 2000, we filed a lawsuit against Smith & Nephew, Inc. alleging infringement of several of our patents. A jury trial commenced on April 30, 2003. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the Electroblade and the Saphirre RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and will hold a hearing on September 15, 2003 to consider our motion to enjoin Smith & Nephew from the use, manufacture and sale of these three products in the United States. Following this decision, the court will hold a second trial to award damages to us for the infringing activity of Smith & Nephew. On April 3, 2003, Smith & Nephew filed a complaint against us in the United States District Court, Western District of Tennessee for patent infringement of two patents and for violation of Section 43(a) of the Lanham Act. The complaint does not contain any specifics regarding the alleged infringement. Upon initial review, we believe this complaint is without merit, and we intend to defend ourselves vigorously. We have filed a motion to dismiss the complaint and, in the event this motion is denied, a motion to transfer this litigation to the Northern District of California.

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

The Market Price of Our Stock May Be Highly Volatile

During the 12 months ended June 30, 2003 our common stock has traded between a range of $8.82 and $17.62 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

We Must Obtain Governmental Clearances or Approvals Before We Can Sell Our Products; We Must Continue To Comply With Applicable Laws and Regulations

United States

Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. International sales of our products are also subject to strict regulatory requirements. More information about the U.S. and foreign regulatory requirements and information pertaining to our products and indications before they can be commercialized can be found under the heading “Government Regulations” of our Annual Report on Form 10-K for the year-ended December 31, 2002.

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

The functional currency of Atlantech Medical Devices, Ltd. and Atlantech GmbH (together “Atlantech”) is the UK Pound and the Euro, respectively. Accordingly, all balance sheet accounts of this operation are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of Atlantech’s financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income.”

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

We maintain disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART	II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to this item is incorporated into this Part II, Item I by reference to the section entitled “Litigation” in Note 8 to the Condensed Consolidated Financial Statements contained in Part I above.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of the company’s stockholders, held on May 30, 2003, matters submitted to a vote of the company’s stockholders and the results of that voting were as follows:

Proposal 1.	Election of Directors.

Nominee	Votes For	Votes Withheld
Michael A. Baker	16,969,953	1,770,926
David F. Fitzgerald	18,610,400	130,480
James G. Foster	16,343,845	2,397,035
Tord B. Lendau	16,775,760	1,965,120
Jerry Widman	16,710,860	2,030,020
Peter L. Wilson	16,292,445	2,448,435

Proposal 2.	Approval of the company’s 2003 Incentive Stock Plan and the reservation of 500,000 shares of common stock for issuance there under.

Votes For	Votes Against	Abstain
11,445,535	7,028,439	256,916

Proposal 3.	Approval of amendment to the company’s 1995 Director Option Plan 2003 Incentive Stock Plan to increase the number of shares of Common Stock reserved for issuance there under by 100,000 shares.

Votes For	Votes Against	Abstain
13,273,148	5,209,241	258,491

Proposal 4.	Ratification of the Appointment of PricewaterhouseCoopers, LLP as the company’s Independent Accountants.

Votes For	Votes Against	Abstain
18,262,079	473,593	5,208

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

10.34	*	Second Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 8, 2003.)

10.35	*	2003 Incentive Stock Plan (incorporated herein by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2003.)

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

b)	Reports on Form 8-K

On July 31, 2003, the company filed a current report on Form 8-K under “Item 12—Results of Operations and Financial Condition” with respect to a press release announcing its results of operations for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: August 13, 2003	/s/ MICHAEL A. BAKER
Michael A. Baker President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2003	/s/ FERNANDO SANCHEZ
Fernando Sanchez Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)