Form 10-Q
period 2003-09-30
ARTHROCARE CORP
filed 2003-11-13
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2003 was 20,712,425.

ARTHROCARE CORPORATION

i

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,692	$40,753
Available-for-sale securities	—	5,702
Accounts receivable, net of allowances of $389 in 2003 and $1,073 in 2002	19,539	18,380
Inventories	32,614	22,651
Prepaid expenses and other current assets	3,563	3,081

Total current assets	89,408	90,567

Available-for-sale securities	—	6,396
Property and equipment, net	21,101	18,123
Related party receivables	1,205	1,205
Intangible assets	6,236	5,102
Goodwill	10,383	10,040
Other assets	4,464	4,519

Total assets	$132,797	$135,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,474	$8,074
Accrued liabilities	3,514	5,876
Accrued compensation	4,715	3,678
Income taxes payable	2,202	—

Total current liabilities	18,905	17,628
Loan payable	7	47
Deferred rent	152	114

Total liabilities	19,064	17,789

Commitments and contingencies: (Note 8)
Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized 75,000 shares:
Issued and outstanding: 20,803 shares in 2003, and 21,172 shares in 2002	21	21
Treasury stock: 2,704 shares in 2003, 1,978 shares in 2002	(42,366)	(31,104)
Additional paid-in capital	152,611	149,397
Deferred stock-based compensation	(1,007)	—
Accumulated other comprehensive loss	(1,009)	(984)
Retained earnings	5,483	833

Total stockholders’ equity	113,733	118,163

Total liabilities and stockholders’ equity	$132,797	$135,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)
Revenues:
Product sales	$28,559	$21,332	$83,409	$61,329
Royalties, fees and other	881	879	2,933	3,054

Total revenues	29,440	22,211	86,342	64,383
Cost of product sales	9,066	7,981	26,325	22,758

Gross profit	20,374	14,230	60,017	41,625

Operating expenses:
Research and development	3,068	2,188	8,321	6,472
Sales and marketing	11,573	9,011	34,611	26,270
General and administrative	3,289	2,458	11,982	6,861

Total operating expenses	17,930	13,657	54,914	39,603

Income from operations	2,444	573	5,103	2,022
Interest and other income, net	591	377	1,636	1,231

Income before income tax provision	3,035	950	6,739	3,253
Income tax provision	941	304	2,089	1,064

Net income	$2,094	$646	$4,650	$2,189

Basic net income per share	$0.10	$0.03	$0.22	$0.10

Shares used in computing basic net income per share	20,650	21,085	20,908	21,595

Diluted net income per share	$0.10	$0.03	$0.21	$0.10

Shares used in computing diluted net income per share	21,796	22,060	21,740	22,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$4,650	$2,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,523	5,486
Loss on disposition of equipment	5	—
Stock compensation expense	366	144
Provision for doubtful accounts receivable and product returns	—	(322)
Provision for excess and obsolete inventory	227	93
Deferred rent	38	47
Changes in operating assets and liabilities, excluding assets acquired and liabilities assumed in business combinations:
Accounts receivable	(987)	501
Inventories	(9,738)	(4,420)
Prepaid expenses and other current assets	(462)	470
Accounts payable	275	930
Accrued liabilities	(1,566)	2,420
Income taxes payable	2,202	764
Other assets	(47)	31

Net cash provided by operating activities	2,490	8,333

Cash flows from investing activities:
Purchases of property and equipment	(9,485)	(8,344)
Purchases of intangible assets	(2,150)	—
Payment for purchase of Atlantech Austria, net of cash acquired	(630)	—
Purchases of available-for-sale securities	(32,170)	(133,547)
Sales or maturities of available-for-sale securities	44,337	135,668

Net cash used in investing activities	(98)	(6,223)

Cash flows from financing activities:
Purchase of treasury stock	(11,262)	(12,119)
Repayment of bank loan	(49)	—
Proceeds from exercise of options to purchase common stock	1,487	789
Proceeds from issuances of common stock	352	280

Net cash used in financing activities	(9,472)	(11,050)

Effect of exchange rate changes on cash	17	975

Net decrease in cash and cash equivalents	(7,061)	(7,965)
Cash and cash equivalents, beginning of period	40,753	41,507

Cash and cash equivalents, end of period	$33,692	$33,542

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

In the fourth quarter of 2002 we changed our fiscal periods, month and year, to conform to calendar periods. The third quarter of 2002 began on June 30, 2002 and ended on September 28, 2002. For presentation purposes, the third quarter 2002 end date is shown as September 30, 2002.

3.	Stock-Based Compensation:

We account for stock-based employee compensation using the intrinsic value method of accounting. Under the intrinsic value method of accounting, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award.

We account for stock options issued to non-employees using the fair value method of accounting. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. In the second quarter of 2003, we repurchased, at an average price of $2.30 per share, 99,629 outstanding unvested stock options that had been granted to non-employees. This repurchase represented approximately 74 percent of the outstanding unvested options issued to non-employees. Stock-based compensation expense related to non-employee option grants was $0.1 million for the three months ended September 30, 2002 and less than $0.1 million for the three months ended September 30, 2003. Stock-based compensation expense for the nine months ended September 30, 2003 and 2002 was $0.4 million and $0.2 million, respectively. Stock-based compensation is included in Sales and Marketing and Research and Development expense.

Weighted-average assumptions used in determining the fair value of non-employee stock option grants using the Black-Scholes pricing model, were as follows:

Nine Months Ended September 30, 2003
Risk-free interest rate	2.92%
Expected life	5 years
Expected dividends	—
Expected volatility	70%

Had employee stock-based compensation been determined based on the fair value method as opposed to the intrinsic value method, the company’s net income (loss), net income (loss) per share and fully diluted net income (loss) per share for the three and nine months ended September 30, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income—as reported	$2,094	$646	$4,650	$2,189
Employee stock-based compensation expense determined under the fair value method, net of related tax effects	(3,295)	(3,125)	(9,315)	(8,721)

Pro forma net loss	$(1,201)	$(2,479)	$(4,665)	$(6,532)

Net income (loss) per share:
Basic—as reported	$0.10	$0.03	$0.22	$0.10
Basic—pro forma	$(0.06)	$(0.12)	$(0.22)	$(0.30)
Diluted—as reported	$0.10	$0.03	$0.21	$0.10
Diluted—pro forma	$(0.06)	$(0.12)	$(0.22)	$(0.30)

In determining the pro forma net loss, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Stock Option Plans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.92%-3.50%	2.79%-3.86%	2.43%-3.50%	2.79%-4.97%
Expected life	5 years	5 years	5 years	5 years
Expected dividends	—	—	—	—
Expected volatility	70%	70%	70%	70%
Weighted-average fair value	$8.60	$7.26	$7.91	$7.80

Employee Stock Purchase Plan

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	—	1.06%	1.18%	1.60%
Expected life	—	0.5 years	0.5 years	0.5 years
Expected dividends	—	—	—	—
Expected volatility	—	70%	70%	70%
Weighted-average fair value	—	$5.70	$3.86	$5.95

4.	Recent Accounting Pronouncement:

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As we have no variable interest entities, the adoption of FIN 46 will not have a material impact on our operating results or consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$2,094	$646	$4,650	$2,189

Basic:
Weighted-average common shares outstanding	20,776	21,085	21,008	21,595
Less weighted-average restricted stock outstanding	(126)	—	(100)	—

Total	20,650	21,085	20,908	21,595

Net income per share	$0.10	$0.03	$0.22	$0.10

Diluted:
Weighted-average common shares outstanding used in basic calculation	20,650	21,085	20,908	21,595
Options	1,051	948	752	891
Warrants	28	27	24	28
Restricted shares	67	—	56	—

Total weighted common stock and common stock equivalents	21,796	22,060	21,740	22,514

Net income per share	$0.10	$0.03	$0.21	$0.10

Options to purchase 2,196,991 and 2,693,691 shares of common stock outstanding during the three-month and nine-month periods ended September 30, 2003, respectively, were not included in the computation of diluted net income per share because their effects are anti-dilutive. Options to purchase 3,776,514 and 3,196,498 shares of common stock outstanding during the three-month and nine-month periods ended September 30, 2002, respectively, were not included in the computation of diluted net income per share because their effects are anti-dilutive.

6.	Comprehensive Income:

The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(in thousands):
Net income	$2,094	$646	$4,650	$2,189
Unrealized gains (losses) on available-for-sale securities arising during the period, net of tax	—	705	556	686
Less: Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	—	—	(587)	—
Foreign currency translation adjustment	(111)	(658)	6	766

Comprehensive income	$1,983	$693	$4,625	$3,641

7.	Inventories: (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$9,143	$6,937
Work-in-process	8,952	4,519
Finished goods	14,519	11,195

Total	$32,614	$22,651

8.	Intangible Assets:

Intangible assets resulting from acquisitions are estimates based on independent fair value assessments. Other intangible assets are valued at the amount paid for the assets. Intangible assets consist of the following:

	December 31, 2002	Additions	September 30, 2003
Distribution/customer network	$2,900		$2,900
OEM contractual agreements	1,100		1,100
Patents	200		200
Trade names/trademarks	700		700
Employment agreements	300		300
Non-competition agreements	100		100
Distributor agreements	—	$450	450
Intellectual property rights	—	1,700	1,700

Gross intangible assets	$5,300	$2,150	7,450
Accumulated amortization	(198)	(1,016)	(1,214)

Net intangible assets	$5,102	$1,137	6,236

Intangible assets are amortized on a straight-line basis over the periods benefited, which range between one and seven years. Estimated amortization expense for the next five years is $335,000 in the remaining three months of 2003, $1,387,000 in 2004, $1,370,000 in 2005, $1,287,000 in 2006, $1,120,000 in 2007 and $307,000 in 2008.

9.	Commitments and Contingencies:

Operating Leases

We lease our facilities and certain equipment under operating leases. We recognize rent expense on a straight-line basis over the lease term. At September 30, 2003, total future minimum lease payments are as follows (in thousands):

2003 (3 months)	$403
2004	1,624
2005	1,548
2006	1,568
2007	262

Total	$5,405

Warranties

We generally provide customers with a limited 90-day warranty on disposable devices and a limited one year warranty on controller units. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We evaluate and adjust the warranty reserve to the extent actual warranty expense varies from the original estimates. The activity in our warranty accrual for the three and nine months ended September 30, 2003 was as follows (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Beginning balance	$294	$243
Accruals for warranties issued during the period	214	503
Settlements made during the period	(149)	(387)

Ending balance	$359	$359

Litigation

We are involved in litigation and other legal matters arising in the normal course of business.

On July 25, 2001, we filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to us (U.S. Patent Nos. 5,697,536, 5,697,882 and 6,224,592). Specifically, we alleged that the Defendant uses, imports, markets and sells an electrosurgical system under the name Dyonics Control RF System that infringes these patents. We sought the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the Dyonics Control RF System, the Vulcan generator and the Electroblade and the Saphirre RF electrosurgical devices; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and the Defendant’s use of our inventions, with the damages to be trebled because of the Defendant’s willful infringement. A jury trial commenced on April 30, 2003. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the Electroblade and the Saphirre RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. Following this decision, the court will hear our motion to enjoin the Defendant from the use, manufacture and sale of the Dyonics Control RF System and the Electroblade and the Saphirre RF electrosurgical devices in the United States. The court is to hold a second trial to award damages to us for the infringing activity of the Defendant.

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

10.	Product Information:

We have organized our marketing and sales efforts based on product markets. These product markets are comprised of the following: Arthroscopy (shoulder and knee arthroscopic products), ENT® (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

Product sales are summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Product sales:
Arthroscopy	$20,091	$15,552	$60,791	$46,682
ENT	4,671	2,748	11,803	7,270
ArthroCare Spine	3,715	2,455	9,888	6,216
Coblation Technology	82	577	927	1,161

Total	$28,559	$21,332	$83,409	$61,329

Internationally, the company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. The following table represents a summary of product sales and long-lived assets by geographical region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Product sales:
United States	$21,283	$17,888	$62,924	$51,802
International	7,276	3,444	20,485	9,527

Total product sales	$28,559	$21,332	$83,409	$61,329

	September 30, 2003	December 31, 2002
Property and equipment:
United States	$14,495	$12,269
International	6,606	5,854

Total	$21,101	$18,123

11.	Stockholders’ Equity:

Restricted Stock

In the first quarter of 2003, we granted certain employees an aggregate of 127,300 shares of restricted common stock under our 1993 Incentive Stock Option Plan. In June 2003, 1,500 of these shares were cancelled due to an employee termination. In connection with the restricted stock grant, we recorded $1.1 million of deferred compensation in the first quarter of 2003, which is being amortized to other compensation expense over 5 years. The total amortization recorded was $55,000 and $131,000 for the three and nine months ended September 30, 2003, respectively.

Treasury Stock

In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. In June 2002, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our common stock, subject to certain limitations and conditions. We repurchased 926,000 shares at a cost of $10.8 million in the three months ended September 30, 2002. We repurchased 727,000 shares at a cost of $11.1 million and 1,027,000 shares at a cost of $12.1 million in the nine months ended September 30, 2003 and 2002, respectively. There were no repurchases in the three months ended September 30, 2003.

12.	Subsequent Events:

On October 23, 2003, we entered into an agreement and plan of merger with Medical Device Alliance, Inc. (“MDA”) and its wholly-owned subsidiary Parallax Medical, Inc. Pursuant to the merger agreement, a wholly owned subsidiary of our company will merge with MDA, with MDA surviving the merger and continuing as a wholly-owned subsidiary of our company. The maximum aggregate consideration payable by us to the stockholders of MDA upon close of the merger is $28 million in cash. In addition, the stockholders of MDA will each receive a contingent value right, which represents the right to receive certain payments relating to net revenue on the sale of certain of the Company’s products during the 2005 calendar year. We anticipate the transactions contemplated by the merger agreement will be consumated in early 2004.

In connection with the execution of the merger agreement, we also entered into a definitive distribution agreement with MDA, effective Novemeber 15, 2003, pursuant to which we will begin selling MDA products worldwide. We will serve as the exclusive worldwide distributor of MDA products until such time as the distribution agreement is terminated as a result of the termination of the merger agreement or we terminate the distribution agreement with thirty (30) calendar days written notice to MDA.

On October 27, 2003 a product liability suit was brought against us in the 9 th. Judicial Circuit, Orange County, Florida. The lawsuit alleges, among other things, that a patient died on July 27, 2001 as a result of a defective ArthroCare product used in a tonsillectomy procedure on the patient. Upon review, we believe these claims to be without merit and intend to defend ourselves vigorously.

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

We have organized our marketing and sales efforts into product markets. These product markets are comprised of the following: Arthroscopy (to include shoulder and knee arthroscopic products), ENT (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technologies (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

We commercially introduced our Arthroscopic Surgery System in December 1995 and have derived a significant portion of our sales from this system. The ArthroCare Spine and ENT businesses are growing and represent an increasingly larger portion of our total business. As of September 30, 2003, we have shipped more than 18,900 controllers and over 2,410,000 disposable devices for a variety of indications since we began commercialization in 1995. In the United States we are selling our Arthroscopy products through a network of 45 distributors and a direct sales organization consisting of 17 people. Our ArthroCare Spine products are sold through a network of 30 independent distributors and a direct sales force of 16 people. Our ENT business unit distributes its products through a direct sales force of 33 people supported by distributors in certain remote U.S. geographic markets. We have also established a distribution capability in Europe. For our Arthroscopy business unit we have a direct sales organization in the United Kingdom, France, Germany and Austria consisting of 20 people. Our ENT business also has a direct selling organization in the United Kingdom and Germany consisting of seven people. Our ArthroCare Spine business shares a portion of the direct sales organization with Arthroscopy and ENT in Europe. For the balance of Europe and Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, Russia, South Africa, the Middle East, Northern Africa, South America and Central America, we have established a distribution capability through independent distributors. During the first quarter of 2003, our ENT business unit introduced a new ENT controller that provides improved performance for tonsillectomy procedures. Also during the first quarter of 2003, our ArthroCare Spine business unit introduced a new procedure for performing a less-invasive microdiscectomy using our Coblation technology.

Results of Operations

Three months ended September 30, 2003 and 2002

Revenues

Product sales were $28.6 million for the quarter ended September 30, 2003, an increase of $7.2 million, or 34%, over the same period in 2002. Arthroscopy contributed $20.1 million in net product sales in the third quarter of 2003, including $2.1 million of Atlantech Medical Devices, Ltd. (United Kingdom), Atlantech GmbH (Germany) and Atlantech Medizinische Produkte Vertriebs, GmbH (Austria) (collectively referred to as “Atlantech”) sales of non-Coblation arthroscopy product, as compared to $15.6 million in the third quarter of 2002, excluding Atlantech products (acquisitions occurred post September 2002). ENT net product sales increased to $4.7 million for the three months ended September 30, 2003, from $2.7 million for the same period in 2002. Spinal surgery product sales increased to $3.7 million for the three months ended September 30, 2003, from $2.5 million for the same period in 2002. Coblation technology sales were $0.1 million for the three months ended September 30, 2003, as compared to $0.6 million for the same period in 2002.

The increase in direct sales presence, which began in 2001, continued to have a positive effect on sales in the third quarter of 2003, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, introduction of new products designed to address surgical procedures that have traditionally been difficult to perform and the acquisition of technologies or businesses that complement our business.

Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. Disposable device sales were 90% of product sales, excluding Atlantech product sales, for the third quarter of 2003 and comprised approximately 94% of third quarter 2002 product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future.

International product sales were $7.3 million, or 25% of net product sales, for the quarter ended September 30, 2003, compared to $3.4 million, or 16% of net product sales, for the same period in 2002. A large part of the $3.5 million increase is attributable to the acquisition of Atlantech, whose international non- Coblation arthroscopy product sales were $2.1 million in the third quarter of 2003. International product sales for the three months ended September 30, 2003, excluding Atlantech, increased by 44% compared to the same period in 2002.

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

Royalties, fees and other revenues were $0.9 million for both the three-month period ended September 30, 2003 and for the same period in 2002.

Cost of Product Sales

Cost of product sales was $9.1 million, or 32% of product sales, for the three-month period ended September 30, 2003, as compared to $8.0 million, or 37% of product sales, for the same period in 2002. The decrease in cost as a percentage of product sales is attributable to the increased efficiency of the manufacturing operations resulting mostly from the transition of manufacturing operations to our Costa Rica facility and increased production volume to cover our increased sales volumes. These increases were partially offset by the increased controller placement costs and the lower gross margin on Atlantech sales. As planned, our Costa Rica facility continued its transition to manufacturing completed final assemblies in the third quarter of 2003 and is expected to contribute to gross margin improvements in the future.

Operating Expenses

Research and development expenses were $3.1 million, or 11% of product sales, for the three-month period ended September 30, 2003, as compared to $2.2 million, or 10% of product sales, for the same period in 2002. The dollar increase is due to a continued investment in our Coblation technology. We believe that continued investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

Sales and marketing expenses were $11.6 million, or 41% of product sales, during the three-month period ended September 30, 2003, as compared to $9.0 million, or 42% of product sales, during the same period in 2002. The increase in spending for the current three-month period was primarily due to expenses related to increased headcount, increases in advertising and trade shows expense, and higher commissions due to higher product sales.

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

General and administrative expenses were $3.3 million, or 12% of product sales, during the three-month period ended September 30, 2003, compared to $2.5 million, or 12% of product sales, during the same period in 2002. The increase was attributable to higher costs of general and patent-related legal services, business development activities, expenses related to the Atlantech business acquired in the fourth quarter of fiscal 2002 and the third quarter of 2003, and increases in non-Atlantech labor expenses. We expect general and administrative expenses to increase in absolute terms as well as a percentage of product sales as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, Net

Interest and other income, net, increased to $0.6 million for the three-month period ended September 30, 2003, compared to $0.4 million during the same period in 2002. The increase in interest and other income is attributable to net foreign exchange gains, partially offset by lower interest income.

Nine months ended September 30, 2003 and 2002

Revenues

Product sales were $83.4 million for the nine months ended September 30, 2003, an increase of 36% from the $61.3 million in the first nine months of 2002. Arthroscopy contributed $60.8 million in net product sales for the nine months ended September 30, 2003, a 30% increase over the first nine months of 2002. ENT net product sales were $11.8 million for the first nine months of 2003, an increase of 62% over the first nine months of 2002. Spinal surgery product sales were $9.9 million for the first nine months of 2003, a 59% increase over the first nine months of 2002. Coblation Technology product sales increased to $0.9 million for the first nine months of 2003, a 21% decrease over the first nine months of 2002.

The increase in direct sales presence, which began in 2001, continued to have a positive effect on sales in the first nine months of 2003, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy and introduction of new products designed to address surgical procedures that have traditionally been difficult to perform.

International product sales were $20.5 million, or 24% of net product sales, for the nine months ended September 30, 2003, compared to $9.5 million, or 16% of net product sales, for the same period in 2002. Our growth in the international market was stronger than in the domestic market due mostly to the acquisition of Atlantech.

Royalties, fees and other revenues were $2.9 million for the nine-month period ended September 30, 2003, as compared to $3.1 million for the same period in 2002.

Cost of Product Sales

Cost of product sales was $26.3 million, or 32% of product sales, for the nine-month period ended September 30, 2003, as compared to $22.8 million, or 37% of product sales, for the same period in 2002. The decrease in cost as a percentage of product sales is attributable to the increased efficiency of our manufacturing operations. As planned, our Costa Rica facility is expected to continue to contribute to gross margin improvements in the remainder of 2003.

Operating Expenses

Research and development expenses were $8.3 million, or 10% of product sales, for the nine-month period ended September 30, 2003, as compared to $6.5 million, or 11% of product sales for the same period in 2002. The dollar increase is due to a continued investment in our Coblation technology. We believe that continued investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

Sales and marketing expenses were $34.6 million, or 42% of product sales, during the nine-month period ended September 30, 2003, as compared to $26.3 million, or 43% of product sales, during the same period in 2002. The increase in spending for the current nine-month period was primarily due to expenses related to increased headcount, higher commissions due to higher product sales, and increases in advertising and trade show expenses.

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

General and administrative expenses were $12.0 million, or 14% of product sales, during the nine-month period ended September 30, 2003, compared to $6.9 million, or 11% of product sales, during the same period in 2002. This increase was attributable to higher costs of general and patent-related legal services, business development activities, insurance and international accounting and tax-related expenditures necessary to expand our corporate infrastructure, expenses related to the Atlantech business acquired in the fourth quarter of 2002 and the second quarter of 2003, and the headcount increase required to support the business structure. We expect general and administrative expenses to increase as a percentage of product sales and increase in absolute dollar values in future periods as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, Net

Interest and other income, net, increased to $1.6 million for the nine-month period ended September 30, 2003, compared to $1.2 million during the same period in 2002. The increase in interest and other income is attributable to realized gains on the sale of investments and net foreign exchange translation gains, partially offset by lower interest income.

Liquidity and Capital Resources

On September 30, 2003, we had $70.5 million in working capital compared to $72.9 million at December 31, 2002. The principal sources of liquidity consisted of $33.7 million in cash and cash equivalents compared to $52.9 million in cash, cash equivalents and available-for-sale securities at December 31, 2002. The decrease in cash, cash equivalents and available-for-sale securities is primarily due to approximately $10.6 million used for repurchases of our common stock, and $2.2 million for the purchase of intellectual property and the acquisition of Atlantech Medizinische Produkte Vertriebs, GmbH (“Atlantech Austria”).

Net cash provided by operating activities for the nine-month period ended September 30, 2003 was $2.5 million, as compared to $8.3 million provided by operating activities for the same period in 2002. The decrease in cash provided by operating activities is primarily due to increased purchases of inventories.

Inventories increased to $32.6 million as of September 30, 2003 from $22.7 million as of December 31, 2002. The increase in inventories was primarily to support the introduction levels required to support sales volume increases and provide safety stock of sub-assemblies as we shift our manufacturing to our Costa Rica manufacturing facility.

Net cash used in investing activities for the nine-month period ended September 30, 2003 was $0.1 million, compared to $6.2 million for the same period in 2002. The decrease in cash used in investing activities is primarily due to the sale of securities in 2003, partially offset by the acquisition of Atlantech, Austria, and purchases of property and equipment and intangible assets.

Net property and equipment increased to $21.1 million as of September 30, 2003 from $18.1 million as of December 31, 2002. The $3.0 million increase is primarily attributable to capital expenditures related to the capitalization of controllers placed under various promotional programs along with an increase in expenditures for computer software and equipment.

On April 25, 2003, we acquired all of the outstanding shares of Atlantech Austria, a distributor of medical device products in Austria, in a cash acquisition of $0.6 million, net of cash acquired. In addition, the former shareholders of Atlantech Austria have the right to receive an earn-out, to be paid in 2004, in the event Atlantech Austria achieves certain business goals and the former shareholders remain employed with Atlantech Austria.

Net cash used in financing activities for the nine-month period ended September 30, 2003 was $9.5 million compared to $11.1 million for the same period in 2002. The decrease was primarily due to slightly lower purchases of stock in 2003 pursuant to our stock repurchase program, in addition to proceeds from issuances of stock due to the exercise of options and our employee stock purchase program.

We believe that our cash flows from operations in addition to our current cash and cash equivalent balances will be adequate to meet our cash requirements for the reasonable future. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory clearances/approvals and competition. If the MDA merger is consummated as expected in early 2004, our future cash requirements will be funded through operational cash flows and the use of a bank credit facility.

Recent Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As we had no variable interest entities, the adoption of FIN 46 will not have a material impact on our operating results or consolidated financial statements.

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

Our Operating Results Will Fluctuate

We achieved profitability in 1999 and, as of September 30, 2003, we had retained earnings of $5.5 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed a portion of our U.S. patents for current products in the arthroscopy and gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan. In June 1999, we filed a lawsuit against Stryker alleging infringement of several of our patents. The parties settled this lawsuit within two weeks of its filing date. Under the terms of the settlement, Stryker has licensed a portion of our patents for products in the arthroscopy market worldwide. In July 2000, we filed a lawsuit against Smith & Nephew, Inc. alleging infringement of several of our patents. A jury trial commenced on April 30, 2003. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the Electroblade and the Saphirre RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider our motion to enjoin Smith & Nephew from the use, manufacture and sale of these three products in the United States. Following this decision, the court will hold a second trial to award damages to us for the infringing activity of Smith & Nephew. On April 3, 2003, Smith & Nephew filed a complaint against us in the United States District Court, Western District of Tennessee for patent infringement of two patents and for violation of Section 43(a) of the Lanham Act. The complaint does not contain any specifics regarding the alleged infringement. Upon initial review, we believe this complaint is without merit, and we intend to defend ourselves vigorously. We have filed a motion to dismiss the complaint and, in the event this motion is denied, a motion to transfer this litigation to the Northern District of California.

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

The Market Price of Our Stock May Be Highly Volatile

During the 12 months ended September 30, 2003 our common stock has traded between a range of $8.82 and $20.95 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

We Must Obtain Governmental Clearances or Approvals Before We Can Sell Our Products; We Must Continue To Comply With Applicable Laws and Regulations

Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain pre-market clearance or approval by the FDA for each of our products and indications before they can be commercialized. International sales of our products are also subject to strict regulatory requirements. More information about the U.S. and foreign regulatory requirements and information pertaining to our products and indications before they can be commercialized can be found under the heading “Government Regulations” of our Annual Report on Form 10-K for the year-ended December 31, 2002.

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

The functional currency of Atlantech Medical Devices, Ltd. is the UK Pound, Atlantech GmbH and Atlantech Austria is the Euro. Accordingly, all balance sheet accounts of this operation are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of Atlantech’s financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income.”

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

Item 6.	Exhibits and Reports on Form 8–K

a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On October 22, 2003, the Company filed a current report on Form 8-K containing a press release announcing its results of operations for the quarter ended September 30, 2003.

On October 27, 2003, the Company filed a current report on Form 8-K containing a press release announcing that the Company had entered into a definitive agreement to acquire Medical Device Alliance Inc.

On October 27, 2003, the Company filed a current report on Form 8-K containing a description of the merger and the merger agreement with Medical Device Alliance Inc., and attaching as exhibits thereto the merger agreement, form of CVR agreement and certain other agreements executed in connection therewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION a Delaware corporation

Date: November 13, 2003	/s/ MICHAEL A. BAKER

Michael A. Baker President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2003	/s/ FERNANDO SANCHEZ

Fernando Sanchez Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)