Form 10-K
period 2003-12-31
ARTHROCARE CORP
filed 2004-03-15
CIK 1005010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $181,555,000 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2004, the number of outstanding shares of the Registrant’s Common Stock was 21,141,885.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by items 10, 11, 12, and 13 of Part III of Form 10-K is incorporated by reference from the Registrant’s proxy statement for the 2004 Annual Stockholders’ Meeting, which will be filed, with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2003.

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

Overview

We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with a high level of precision and accuracy, limiting damage to surrounding tissue and thereby potentially reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate (or disintegrate or remove), shrink, sculpt, cut, aspirate and suction soft tissue, and to seal small bleeding vessels. Our soft-tissue surgery systems consist of a controller unit and an assortment of sterile, single-use disposable devices that are specialized for specific types of surgery. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of surgical procedures. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiac applications. In addition to our Sports Medicine business unit (formerly called the Arthroscopy business unit), first put in place to introduce Coblation-based surgical instruments for use in the shoulder and knee arthroscopic procedures, we have formed the following business units for commercialization of our technology in non-orthopedic markets: ArthroCare Spine™ to commercialize our technology in the spinal and neurosurgery markets; ENT to commercialize our ENT surgery products for use in head and neck surgical procedures and our Visage® products for use in various cosmetic surgery procedures; and our ArthroCare Coblation Technologies to commercialize our Coblation-based products through OEM partnerships in gynecology, urology, laparoscopic and open surgical procedures for use in general surgery, and AngioCare for developing cardiovascular applications.

We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopic System is CE marked for use in arthroscopic surgery. The CE Mark is a requirement to sell our products in most of Western Europe. The FDA has cleared our Cosmetic Surgery System and it is CE marked for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have applied for the CE mark and received 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures, including tonsillectomy and adenoidectomy, turbinate reduction to relieve nasal obstruction and soft palate stiffening to treat snoring. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We have also applied for the CE mark and have received 510(k) clearance from the FDA to market products based on Coblation technology for use in general surgery, gynecology, urology, plastic and reconstructive surgery, and orthopedic surgery.

We commercially introduced our Arthroscopic Surgery System in December 1995, and have derived a significant portion of our sales from this system. Our Arthroscopic System is comprised of an assortment of disposable bipolar multi-electrode and single electrode devices, a connecting cable, foot pedal or hand switch and a radio frequency controller. Through December 31, 2003, we had shipped more than 20,000 controller units and more than 2,600,000 disposable devices for a variety of indications. We are marketing and selling our arthroscopic, ENT, cosmetic surgery and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. All totaled, we have more than 70 distributors representing more than 400 field sales representatives in the United States. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, North Africa, the Middle East, and Central America. We have entered into a strategic relationship with the GyneCare division of Ethicon, Inc. to commercialize Coblation-based products for laparoscopic and open surgical procedures for gynecological applications. We have also entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

We introduced two new controllers during 2003. In March 2003, the ENT Surgical Business Unit launched the new Coblator II Controller and in September 2003, the Sport Medicine Surgical Business Unit introduced the new Atlas Controller.

The following is a list of our Coblation-based disposable devices as of December 31, 2003:

Product Families	Date of Introduction	Current # of models
Ablative Probes
90 degree	August 1995	3
TurboDome™	July 1996	3
TurboBevel™	December 1996	3
Small Joint	December 1997	3
Eliminator™	June 1998	1
Saber™	June 1998	2
LoPro™	April 1998	1
Microblator™	December 1999	1
ACD50	April 2001	1
TOPAZ™	June 2002	2
Straight Saber	December 2002	1
Razor 2.5	September 2002	1
Paragon	October 2003	1

Suction Wands
CoVac™	June 1998	3
TurboVac™ / RazorVac™ / DiamondVac™	December 1998	3
MultiVac™	February 2000	3
Titan™	September 2000	1
Tristar™	September 2000	1
UltraVac	September 2003	1
Meni Vac	September 2003	1

Shrinkage Wands
CAPSure™ CAPSure 30	June 1999	2
MicroCAPS	August 2000	1

Spinal and Neuro Surgery
ACCESS™ SpineWand™	September 1999	1
Aggressor™	June 2000	1
DisCoblator™	September 1999	2
Perc-DLE™	March 2001	1
SpineVac™	June 2000	1

Product Families	Date of Introduction	Current # of models
VersiTor™	May 2000	1
Perc DC	November 2002	1
Mico Disc Coblator	November 2002	1
Cavity	November 2003	1

Cosmetic Surgery
Soft Touch™ Wand	June 1998	2
MicroElectro Dissector	December 1998	1
MicroTouch™ Wand	December 1999	1
Plasma Scalpel	September 1999	1

ENT Surgery
Hummingbird™	March 1999	2
Plasma Scalpel™	November 1998	1
Plasma Hook	April 2001	2
Reflex Ultra 45 & 55	January 2002	6
Evac 70	March 2003	1
Evca T&A	July 2003	1

General Surgery
Plasma Scalpel GS	September 1999	1
TurboVac GS	November 1999	2
Versitor/Aggressor	May 2000	2
Plasma Hook/Blade	March 2001	3
Plasma Dissector	December 2001	2

For information regarding the status of our regulatory approvals for our products, see the information under the heading “Government Regulation.”

ArthroCare was incorporated in California in 1993 and reincorporated in Delaware in 1995. We maintain an Internet website at http://www.arthrocare.com. On our website we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act of 1934. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements, and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

ArthroCare Strategy

Our objective is to leverage our patented Coblation technology to design, develop, manufacture and sell innovative, clinically superior surgical devices for the surgical treatment of soft-tissue conditions throughout the body. The key elements of our strategy include:

•	Expand our product offering to address large and rapidly growing markets. We are continuously expanding our portfolio of products and enhancing our existing products to serve the needs of physicians. For example, we have increased our penetration of arthroscopic procedures in the knee through the addition of disposable devices with suction capability, and of devices that provide low levels of tissue injury.

•	Replace current technology with Coblation technology. Coblation technology offers a variety of options for physicians performing soft-tissue surgery. Currently, our systems are being used to perform many types of arthroscopic, cosmetic, ENT, spinal, neurosurgery and general surgery procedures, which were traditionally performed by mechanical, electrosurgical or laser surgery tools. We believe that soft tissue anywhere in the body potentially can be treated with and benefit from our technology.

•	Focus on disposable device sales. We have utilized an aggressive promotional product placement program for placing our controllers in hospitals throughout the world. Once a controller is placed, it may be utilized by a variety of physicians who focus on different medical specialties. The same System 2000 controller may be used to perform arthroscopic, ENT, spinal, neurosurgery or general surgery. However, our new controllers, the Coblator II and Atlas, both introduced in 2003, are designed only for ENT and arthroscopic surgery, respectively.

•	Layer growth opportunities. We have established an extensive distributor network, supported by our regional managers, in selected markets. We have been executing a global distribution strategy in which we have been expanding our direct sales presence in arthroscopy, spinal surgery and ENT markets. We have signed agreements with several marketing partners to assist with regulatory requirements and to market and distribute our products internationally. In addition, in October and November 2002, respectively, we acquired two of our European Distributors, Atlantech Medical Devices Ltd in the United Kingdom and Atlantech GmbH in Germany, providing us with an immediate direct sales force in two key European Markets. During the second quarter of 2003, we also acquired our Austrian distributor. In October 2003, we signed a merger agreement to acquire all of the capital stock of Medical Device Alliance, Inc. and its majority-owned subsidiary, Parallax Medical, Inc., a business focused on the treatment of vertebral compression fractures. That transaction closed in January 2004.

•	Establish strategic partnerships to commercialize our Coblation technology. Our gynecology and urology products are being commercialized through strategic partnerships with GyneCare and ACMI, respectively.

Overview of Coblation Technology

Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation technology. Coblation technology involves an innovative use of a non-thermal process, and has the capability of performing at temperatures lower than traditional electrosurgical tools.

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

Coblation technology works by directing the flow of an electrically conductive fluid through the space between an active and return electrode(s) at the tip of the surgical tools. When an electrical current is passed from the electrode(s) into this fluid, it creates a charged layer of particles, or plasma, between the active and return electrode(s). As this plasma comes into contact with the targeted tissue, the charged particles in the plasma have sufficient energy to break down molecular bonds within the cells of the tissue, volumetrically dissolving the tissue cell layer by cell layer. Because this effect occurs only at the surface layer of the targeted tissue, minimal damage occurs to surrounding tissue, potentially resulting in reduced pain and faster recovery for the patient. An additional advantage of Coblation is that it can be performed in a continuous fashion, resulting in efficient tissue removal, thereby reducing the overall procedure time as compared to conventional surgical methods. In addition to achieving more precise tissue removal and less damage to surrounding tissue, Coblation surgical tools can be designed to seal bleeding vessels near the surgical site.

We believe Coblation technology is applicable to soft-tissue surgery throughout the body, and we have expanded its use into several non-arthroscopic indications. In addition, we are exploring possibilities for the use of Coblation technology in other markets, such as laparoscopic general surgery and cardiac surgery.

We commercially introduced our soft-tissue Arthroscopic Surgery System in December 1995 through what we call today our Sports Medicine business unit (formerly known as the Arthroscopy business unit). Since our Arthroscopic Surgery System accounts for a significant portion of our product sales, we are highly dependent on its sales. To date, our ArthroCare Spine, ArthroCare ENT and Coblation Technologies business units have sold a relatively smaller number of units compared to the unit sales in our Sports Medicine business unit. We cannot assure you that we will be able to continue to manufacture our products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

The Sports Medicine Market

Overview

In 2003, approximately 4.5 million arthroscopic procedures were performed worldwide. Due to patient demand for less invasive procedures, we believe the number of arthroscopic procedures is growing. In addition, a greater emphasis on physical fitness and an aging population are increasing the incidence of joint and soft tissue injuries. Joints are susceptible to injuries from blows, falls or twisting, as well as from natural degeneration and stiffening associated with aging.

Historically, joint injuries have been treated using open surgery involving large incisions, a hospital stay and a prolonged recovery period. In contrast, arthroscopic surgery, which was introduced in the early 1980’s, is performed through several small incisions called portals and can be performed on an outpatient basis. We believe that arthroscopic surgery has gained wide market acceptance because it offers shorter hospital stays and reduced recovery time, resulting in reduced costs and improved medical outcomes. For example, arthroscopic surgery performed on elite athletes often results in a rapid return to action and publicity concerning these athletes increases the demand for less invasive surgical options by the general public.

To perform arthroscopic surgery, a surgeon uses a tool to view the site and other tools to perform the surgery. The tool used to view the site, called an arthroscope, is a small fiber-optic viewing instrument made up of a small lens, a light source and a video camera. During the arthroscopic procedure, an irrigating solution such as saline is flushed through the joint to permit clear visualization through the arthroscope and to create the space within the joint for the surgical procedure. The surgeon inserts the arthroscope into the joint through a portal measuring approximately six millimeters, or ¼ of an inch, in length. Other portals are used for the insertion of surgical instruments to perform the surgery and to facilitate the flow of irrigants. With small incision sites and direct access to most areas of the joint, a surgeon can diagnose and correct an array of joint problems such as cartilage and meniscus tears, ligament tears and removal of loose and degenerative tissue.

The advantages of arthroscopic surgery over open surgery are often significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits including reduced pain, treatment on an outpatient basis, reduced hospitalization times, smaller scars, immediate joint mobility and less muscle atrophy, less surrounding tissue damage, a lower rate of complications, and generally quicker rehabilitation. In addition, treatment on an outpatient basis and reduced operating time can significantly lower hospital costs.

Knee

The knee is the most commonly injured joint. We estimate that knee injuries accounted for nearly 60% of the 4.5 million arthroscopic procedures performed worldwide in 2003. Damage to a meniscus, a disc of fibrous tissue that helps cushion the knee joint, is the most common form of knee injury. A meniscus can be torn by a twist of the leg when the knee is flexed, displaced either inward toward the center of the shin bone or outward beyond the surface of the thighbone, or worn down by normal aging. The knee is also susceptible to partial or complete tears of the ligaments and degeneration of the cartilage on the underside of the kneecap. In addition, the cartilage covering the bony surfaces of the knee can become rough or tear loose from the bone as a result of age or injury, causing pain and interfering with smooth joint movement.

Shoulder

The shoulder joint, because of its range of motion, is susceptible to a number of injuries. In 2003, approximately 1.1 million arthroscopic procedures were performed in the shoulder worldwide. We believe that shoulder arthroscopy is the fastest-growing portion of the arthroscopy market. With repetitive motion and lifting of the arm, such as that which occurs during a tennis serve, a bone formation of the upper arm may impinge one of the shoulder muscles and cause persistent pain, and may eventually tear the tissue causing a rotator cuff injury. Strengthening exercises and physiotherapy may sometimes help this condition; however, many rotator cuff injuries require surgical intervention. We believe that a significant percentage of the population is born with a susceptibility to rotator cuff injuries.

Elbow, Ankle, Wrist and Hip

The elbow, ankle, wrist and hip joints are also susceptible to certain stress-related injuries and deterioration due to aging. In 2003, approximately 600,000 arthroscopic procedures were performed in the elbow, ankle, wrist or hip worldwide. We believe that the current number of surgical procedures in the elbow, ankle, wrist and hip is relatively small due to the limitations of conventional arthroscopic surgical equipment.

Non-Traumatic Soft Tissue Injuries

It is estimated that nearly 15 million Americans suffer from injuries called tendonopathies, or tendonosis, which is a chronic pain associated with the degeneration of tendons commonly used in everyday activity. Runners’ knee, tennis and golfers’ elbow, jumpers’ knee, and heel spurs are but a few of the conditions that cause pain in normal daily activities and otherwise limit normal lifestyles. Currently, the few options for these chronic conditions include rest, rehabilitation, bracing, and steroid injections. Surgical options have until now been equally limited to surgical release procedures, grafts, and surgical debridement, each with a significant recovery period.

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

Surgical procedures can employ one or more of four groups of surgical instruments: (1) power or motorized instruments, such as cartilage and bone shavers; (2) mechanical instruments, such as basket punches, graspers and scissors; (3) electrosurgical systems; and (4) laser systems.

Powered instruments are generally used to smooth tissue and cartilage defects on the surface of the bones of the joint. The damaged tissue is removed from the joint using suction through a tube surrounding the shaft of the tool, which can become obstructed by bits of tissue and bone. Power shavers have rotating cutters inside a tube and are available in a number of tip angles and/or sizes for the precise shaving of tissue. Mechanical instruments must be resharpened at regular intervals and sterilized after each procedure.

Conventional electrosurgical systems are used to seal blood vessels, which is necessary to minimize bleeding and maximize the arthroscopic surgeon’s visibility of the procedure through the arthroscope. Conventional electrosurgical systems contain two electrodes: the electrode tip held by the surgeon and a dispersive “return” pad that rests under the patient’s body. The metal electrode tip of the instrument, which resembles a pencil point, is placed on or near the bleeding vessel to be sealed. A generator connected to the electrode delivers high-frequency voltage that arcs between the electrode and the target tissue, sealing blood vessels in its vicinity. After arcing, the current travels through the remaining tissue of the patient’s body, through the skin to the dispersive electrode pad, before being directed back to the generator.

Laser systems are used to remove tissue while sealing bleeding vessels. Because laser systems are not tactile tools, a surgeon cannot feel how much tissue is being ablated. A surgeon must be extensively trained to precisely position a laser to control the depth of tissue penetration to minimize unintended tissue damage. In addition, the temperature of laser instruments is high and, as a result, can cause damage to surrounding tissue and vascular areas. We believe that laser tools have not received wide acceptance because of high capital cost and significant ongoing maintenance and operating expenses, as well as the concern about damage that may be caused by the significant heat generated by these devices.

The ArthroCare Arthroscopic System: A Solution

Our Arthroscopic System is a radio frequency surgical device intended to perform tissue ablation, resection as well as sealing bleeding vessels. Our Arthroscopic System is comprised of an assortment of disposable bipolar multi-electrode and single electrode devices, a connecting cable, foot pedal or hand switch and a radio frequency controller. We sell our Arthroscopic System for use in all six major joints: knee, shoulder, elbow, ankle, wrist and hip. Many types of tissue, including cartilage and ligaments, can be ablated using our Arthroscopic System.

Our controller delivers radio frequency energy to the disposable surgical device without the need for a ground or “return” pad as used with monopolar systems. A surgeon can use the disposable device for ablation, resection, and coagulation of soft tissue and to seal bleeding vessels. A surgeon can control the mode of operation and power setting with the foot pedal or keys on the front panel of the controller. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense.

A surgeon using the Arthroscopic System does not need to remove and insert a variety of instruments to perform various tasks as can be required when using conventional arthroscopic instruments. Our disposable devices are approved for sale in tip sizes ranging from 1.5 mm to 0.5 mm, and in tip angles ranging from zero to 90 degrees. We currently sell 40 models for arthroscopy in various tip sizes, angles and shapes, enabling the surgeon to ablate different volumes of tissue and to reach treatment sites not readily accessible by existing mechanical instruments and motorized cutting tools. In addition, some of our disposable devices provide integrated suction capability, and have a pre-connected disposable cable that connects directly to the controller.

We commercially introduced the Arthroscopic System in December 1995. The list price of the controller, including the cable, is approximately $7,500. The new Atlas System is approximately $8,500. The disposable devices have list prices ranging from approximately $150 to $200, and typically one disposable device is used per procedure. We are marketing and selling our Arthroscopic System worldwide through a network of direct sales representatives and independent orthopedic distributors supported by regional managers. We have continually increased our manufacturing capabilities while maintaining yields.

The Spinal Surgery Market

We believe the spine surgery market in 2003 totaled approximately $2.6 billion worldwide and represents the most rapidly growing segment of the orthopedic surgery market, increasing, we estimate, at the rate of 18% annually. Chronic back pain afflicts approximately five million people in the U.S. and is the number one cause of healthcare expenditures. Chronic back pain is estimated to cost the nation more than $50 billion per year in direct and indirect medical expenses. Approximately one-half of those afflicted suffer from disabling pain. Chronic back pain is the most common reason for disability for persons under age 50 and is the second leading cause of workers’ absenteeism. The major causes of persistent, often disabling, back pain are disruption of a portion of the disc, chronic inflammation of the disc, also known as herniation, or relative instability of the vertebral bodies surrounding a given disc, such as the instability that often occurs due to a degenerative disease. Intervertebral discs mainly function to cushion and tether the vertebrae, providing flexibility and stability to the patient’s spine. As discs degenerate, they lose their water content and height, bringing the adjoining vertebrae closer together. This results in a weakening of the shock absorption properties of the disc and a narrowing of the nerve openings in the sides of the spine, which may pinch these nerves. This disc degeneration can eventually cause back and leg pain.

Often, inflammation from disc herniation can be treated successfully with non-surgical means, such as rest, therapeutic exercise, or through the use of anti-inflammatory medications. In some cases, the disc tissue is irreparably damaged, thereby necessitating a discectomy, the removal of a portion of the disc or the entire disc to eliminate the source of inflammation and pressure. In more severe cases, the adjacent vertebral bodies must be stabilized following excision of the disc material to avoid recurrence of the disabling back pain. One approach to stabilizing the vertebrae, termed spinal fusion, is to insert an interbody graft or implant into the space vacated by the degenerative disc. In this procedure, a small amount of bone may be grafted from other portions of the body, such as the hip, and packed into the implants. This allows the bone to grow through and around the implant, fusing the vertebral bodies, thereby alleviating the pain.

Another surgical treatment for degenerative disc disease, termed laminectomy, involves cutting away the lamina, the bony plate that connects the bony ridges of the spine, known as pedicles. This allows nerve tissue to shift position to release pressure.

Until recently, spinal discectomy, laminectomy and fusion procedures resulted in major operations and traumatic dissection of muscle and bone removal or bone fusion. The open surgical procedures are invasive and typically require a team of surgeons due to the length and complexity of the procedure. Recovery time is also lengthy. To overcome the disadvantages of traditional traumatic spinal surgery, minimally invasive spinal surgery was developed. In minimally invasive spinal procedures, the spinal canal is not penetrated and therefore bleeding and the ensuing scarring is minimized or completely avoided. In addition, the risk of instability from ligament and bone removal is generally lower in minimally invasive procedures than with open discectomy. Further, there is less trauma during minimally invasive surgery, which often results in rapid rehabilitation and fast recovery.

Conventional Treatment Methodologies for Treatment of Spine Diseases and Disorders: The Problem

Techniques for the treatment of spinal diseases and disorders include laser and mechanical procedures. These procedures can be open or minimally invasive depending on their complexity, and generally require a surgeon to form a passage or operating corridor from the skin of the patient to the spinal disc(s) for passage of surgical instruments and implants. Typically, the formation of this operating corridor requires the removal of soft tissue, muscle or other types of tissue. This tissue is usually removed with mechanical or powered instruments, such as graspers, cutters and drills. Multiple mechanical and powered instruments must be used and are time-intensive. In addition, these instruments sever blood vessels within this tissue, often causing profuse bleeding that obstructs the surgeon’s view of the target site.

Once the operating corridor is established, the nerve root is retracted and a portion of the disc is removed with mechanical or powered instruments. These instruments are typically slow and tedious, and can require up to 40 minutes to remove a single disc. In addition, these instruments, particularly powered instruments, are not extremely precise and it is often difficult during the procedure to differentiate between the target disc tissue and other structures within the spine, such as bone, cartilage, ligaments, nerves and surrounding tissue. Thus, a surgeon must be extremely careful to minimize damage to the cartilage and bone within the spine, and to avoid damaging nerves.

Both lasers and monopolar radio frequency devices have been used in spinal surgery. We believe both have significant drawbacks. Lasers are expensive and tedious to use. Another disadvantage of lasers is the difficulty in judging the depth of tissue ablation. Because healthy tissue, bones, ligaments and nerves often lie within close proximity of the spinal disc, it is essential to maintain a minimum depth of tissue penetration. Monopolar radio frequency devices increase the risk of unwanted electrical stimulation to portions of the patient’s body by utilizing an electric current that disperses into the patient’s body.

The ArthroCare Spinal Surgery System: A Solution

In September 1999, we announced our expansion into the spinal surgery market. Our spinal surgery products, based on our Coblation technology, include multi-functional disposable devices optimized for spinal surgery. These disposable devices are compatible with the controller that is used for arthroscopic, ENT and general surgery procedures.

Our controller is used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes to ablate tissue and seal bleeding vessels. In some cases, our disposable devices may also include one or more tubes for the delivery of electrically conductive fluid to the target site and/or for suction capability. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense. Although we have had limited clinical experience with these products in spinal surgery procedures, we believe the physician and patient benefits experienced in arthroscopic surgery, such as more rapid recovery time, reduced thermal injury to tissue and reduced post-operative pain compared to existing techniques, could also apply to spinal surgery procedures.

Our disposable devices consist of the ACCESS SpineWand, VersiTor, Aggressor, SpineVac, Perc-D, Perc-DL, Perc-DC, Micro DisCoblator, and the DisCoblator. The ACCESS SpineWand is a bipolar electrosurgical device designed for controlled ablation of soft tissue. We believe that the ACCESS SpineWand is an effective tool for creating precise incisions through connective tissue to provide access to the disc in spinal procedures.

The DisCoblator is a bipolar electrosurgical device designed for aggressive removal of large tissue volumes. The DisCoblator includes fluid delivery and suction capabilities and incorporates an active screen electrode design to inhibit clogging. We have marketed the DisCoblator to volumetrically remove a portion of the entire disc during spinal surgery procedures. The DisCoblator is capable of removing a disc in less time than mechanical instruments, such as graspers or cutters.

During fiscal year 2001, we introduced the Perc-DLE Convenience Pack for volumetric tissue removal in the nucleus of the disc. Nucleoplasty®, a minimally invasive percutaneous discectomy procedure utilizing our Coblation technology to treat symptomatic patients with contained herniated discs, employs the process of ablation and coagulation of soft tissue for partial removal of the nucleus of a disc. Coblation ablates tissue via a low-temperature, molecular dissociation process to create small channels within the disc. On withdrawal, the channels are thermally treated producing a zone of thermal-coagulation further shrinking and stiffening the disc. Late in 2002, we introduced the Perc-DC, a surgical wand very similar to the Perc-D, but designed so it can be used to perform a Nucleoplasty procedure in the cervical portion of the spine. The Micro DisCoblator was introduced in the spring of 2003 to enable minimally invasive disc decompression during microdiscectomy procedures.

The Neurosurgery Market

Approximately 250,000 surgical procedures are performed in the brain each year and more than 110,000 metastatic brain tumors are diagnosed annually in the United States. According to the American Cancer Society, brain tumors are the second fastest growing cause of cancer death among people over age 65 and are one of the most common types of cancer found in children. In addition, brain trauma affects another 1.5 million people each year in the United States.

Conventional Treatment Methodologies for Treatment of Neurological Diseases: The Problem

Neurosurgery, radiation, and chemotherapy are the three most common treatments used individually or in combination, for brain tumors. While surgery is the preferred method of treatment, it is not always practical given difficult or impossible access to the tumor. Coblation therapy, on the other hand, can allow a surgeon to quickly remove solid tissue with minimal thermal injury.

The ArthroCare Neurosurgery System: A Solution

In February 2000, we announced that we were expanding our marketing efforts for our Spinal Surgery System to specifically address selected applications in neurosurgery. Our spinal surgery and neurosurgery products, based on our Coblation technology, include multi-functional disposable devices optimized for spinal and neurosurgery. The disposable products are compatible with our System 2000 controller that is used for arthroscopic, ENT and general surgery procedures.

Our controller is used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes to ablate tissue and seal bleeding vessels. In some cases, our disposable devices may also include one or more tubes for the delivery of electrically conductive fluid to the target site and/or for suction capability. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense. Although we have had limited clinical experience with these products in neurosurgery procedures, we believe the physician and patient benefits experienced in arthroscopic surgery, such as more rapid recovery time and reduced thermal injury to tissue when compared to existing techniques, could also apply to neurosurgery procedures.

The Ear, Nose and Throat (ENT) Market

We believe that in 2003, approximately 6 million ENT procedures were performed worldwide. The most common procedures are placement of ear tubes and the removal of tonsils and adenoids. We estimate that there are approximately 2 million tonsillectomies performed worldwide each year. Other commonly performed ENT procedures include endoscopic sinus surgery, septoplasty, turbinate reduction and procedures to remove or stiffen tissue to treat obstructive sleep apnea and snoring. Highly specialized ear, nose and throat surgeons, typically in an outpatient or ambulatory surgery center, perform these procedures. For decades, monopolar electrosurgical instruments (e.g. bovie) have been the standard for removal of soft tissue and cauterization in ENT procedures. As in other surgical procedures, the high levels of heat associated with bovies often results in significant post-operative pain and extended recovery periods.

The ArthroCare ENT Surgery System

We have been marketing ENT products through a network of direct sales representatives and independent distributors supported by sales managers since February 1999 for use in general head, neck and oral surgical procedures, including sinus surgery, the treatment of snoring, reduction of nasal turbinates, adenoidectomy and tonsillectomy. Our ENT Surgery System uses the same technology as our Arthroscopic Surgery System, which removes soft tissue through a more precise and significantly cooler process than that of traditional electrosurgery devices. Our controllers (System 2000 and Coblator II) are used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes.

We have three categories of disposable devices, or wands, to address the ENT Market. Suction wands simultaneously ablate and remove tissue in applications such as tonsillectomy, providing enhanced visibility. Channeling wands combine controlled ablation and effective coagulative lesion formation in applications such as turbinate reduction to relieve nasal obstruction and stiffening of the soft palate for the treatment of snoring. Excision wands provide precise dissection of soft tissue with minimal damage to surrounding tissue. Coblation devices have been used in over 80,000 tonsillectomy and/or adenoidectomy procedures to date. Published clinical data and anecdotal surgeon feedback indicate that Coblation-assisted tonsillectomy provides a better overall post-operative experience for patients including less pain, a faster return to normal diet and activity and less need for prescription medications. Coblation devices have also been used in over 200,000 turbinate reduction and snoring procedures with the primary benefits versus competitive methods being faster lesion formation and fewer and less severe post-operative morbidity.

The Cosmetic Surgery Market

The cosmetic surgery market primarily consists of three segments: invasive surgical procedures that remove or alter body structures such as rhytidectomy (face lift), rhinoplasty (nose restructuring), blepheroplasty (eye lift) and liposuction; resurfacing procedures that reduce wrinkles and even out skin tone such as laser resurfacing and chemical peels and non-invasive or less-invasive cosmetic procedures such as botulinum toxin, collagen injections, and microdermabrasion. Of the total procedures performed in 2003, approximately two million were invasive surgical procedures, approximately two million were resurfacing procedures and approximately five million were non-invasive or less-invasive cosmetic procedures.

Conventional Treatment Techniques for Resurfacing: The Problem

Conventional treatments for skin resurfacing include chemical peels, dermabrasion and laser resurfacing. In chemical peels, an acid-based solution is used to improve the texture of the skin and reduce wrinkles by removing its damaged outer layers. Light chemical peels can improve texture but do not address wrinkles. Deeper chemical peels can reduce wrinkles but often produce uneven results and hypopigmentation (loss of color). In dermabrasion, a mechanical device is used to remove the damaged outer layers of the skin. While dermabrasion has fallen out of favor in the majority of practices, laser resurfacing remains the most popular resurfacing procedure for the treatment of wrinkles. In particular, the carbon dioxide, or CO2, laser is considered the gold standard for efficacy in the treatment of wrinkles. However, the excessive heat diffusion into surrounding healthy skin cells during the procedure can result in an unacceptably long recovery period and a significant level of side effects, such as hypopigmentation and scarring.

The Visage Coblation Cosmetic Surgery System: A Solution

Our Cosmetic Surgery System utilizes the same technology as the Arthroscopic System and removes skin cells through a more precise and significantly cooler process than traditional electrosurgery systems or dermatologic lasers. Our Cosmetic Surgery System is a bipolar radio frequency, electrosurgical device used in skin resurfacing and other dermatologic and cosmetic procedures. Our Cosmetic Surgery System incorporates a bipolar disposable device, which is a connecting resterilizable headpiece with cable and a radio frequency controller, which differs from the controllers used in arthroscopy, ENT surgery and spinal surgery. The controller delivers radio frequency energy to multi-electrode or single electrode disposable devices. Our Cosmetic Surgery System has been cleared by the FDA for skin resurfacing for treatment of wrinkles as well as for general dermatologic procedures. We believe our Cosmetic Surgery System, when used for skin resurfacing, results in more rapid recovery than seen with CO2 laser systems. We are not focusing our direct sales organization or marketing investments on the Cosmetic surgery system at this time; instead, distribution activities for the Coblation Cosmetic Surgery System are limited to serving this market through distributor agreements.

The Coblation Technology Market

We have established a new division, Coblation Technologies, to develop and manufacture products as an OEM supplier of Coblation-based surgical instruments to companies in general surgery, cardiology, urology and gynecology markets. In gynecology, we have entered into a strategic relationship with GyneCare, a division of Ethicon, Inc., to commercialize Coblation based products for laparoscopic and open surgical procedures. In urology, we have entered into a strategic relationship with ACMI, under which ACMI will market and sell our products for urologic indications, including transurethral resection of the prostate (TURP).

Benefits of Our Coblation Technology

Our patented Coblation technology, delivered in the form of multi-electrode and single electrode, bipolar disposable devices, offers a number of benefits that we believe may provide advantages over competing surgical methods and devices. The principal benefits include:

•	Ease of use. Our Coblation-based soft-tissue surgery systems perform many of the functions of mechanical tools, power tools and electrosurgery instruments, allowing a surgeon to use a single instrument. The lightweight device is simple to use and complements a surgeon’s existing tactile skills without the need for extensive training.

•	Precision. In contrast to conventional tools, our Coblation-based soft-tissue surgery systems permit surgeons to perform more precise tissue ablation and sculpting. We believe this may result in more rapid patient rehabilitation.

•	Benefits to patients. Coblation technology operates at cooler temperatures than traditional electrosurgical tools. This can lead to significant benefits for patients treated with Coblation-based disposable devices due to the minimal amount of thermal injury to surrounding tissue. As a result, we believe that patients are likely to experience less trauma and pain following surgery and may recover more quickly.

•	Ablation and sealing of bleeding vessels. Our Coblation-based soft-tissue surgery systems allow for the efficient sealing of small bleeding vessels without changing tools.

•	Cost reduction. Our Coblation soft-tissue surgery systems eliminate the need to introduce multiple instruments to remove and sculpt tissue and seal bleeding vessels. We believe this may reduce operating time and thereby produce cost savings for health care providers.

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

Research and Development

We have focused our research and development efforts in three areas. First, in response to physician feedback, the company introduced two new generator platforms in 2003 with several innovative features allowing increased ablation performance for Sports Medicine and ENT, and more control and power for coagulation in ENT. Second, we have continued to design new disposable devices that incorporate added functionalities for faster and easier use. Third, we have developed products for new applications like urology and are exploring other new applications of our Coblation technology in other soft-tissue surgical markets. Research and development expenses were $10.6 million in 2003, $8.8 million in 2002 and $8.0 million in 2001.

We have also undertaken preliminary studies and development for the use of our technology in several new fields. To this end, we continue to explore and develop the plasma physics underlying Coblation technology. We are engaged with a number of doctors, scientists and research institutions to further understand the technology and its additional applications and other technical improvements. We have also initiated a collaborative research effort with two major Russian plasma physics laboratories and the Lawrence Livermore Laboratory to extend the application of Coblation technology to other types of tissues. In this effort, the Russian plasma physics laboratories and the Lawrence Livermore Laboratory are supported by a financial grant from the Department of Energy in conjunction with that Department’s efforts to identify non-military, commercial applications for former Soviet institute technologies. These unique partnerships proved new resources and markets for U.S. companies, while establishing important private sector linkages for former Soviet weapons scientists and engineers.

Manufacturing

Our disposable devices are primarily manufactured at the company-owned 42,000 square foot facility located in a tax-advantaged industrial park in San Jose, Costa Rica. This facility commenced operations in 2002 and by year end 2003 was producing approximately 90% of the company’s disposable device requirements at yields and quality levels similar to those generated in the company’s Sunnyvale facility.

In 2003, our primary Sunnyvale facility was transformed from a general manufacturing facility to more of a research, development and advanced manufacturing facility. This 52,000 square foot facility was acquired through a 5-year lease agreement in September 2001 and became fully operational for our clean room manufacturing operations in January 2002. Approximately 50% of this facility is devoted to product development and the manufacturing of new disposable devices. Additionally, our Sunnyvale operation develops and assembles 100% of the company’s requirements for controllers. We believe that our Sunnyvale and Costa Rican operations will provide adequate capacity for our manufacturing needs through 2006.

Our products are manufactured from several components, most of which are supplied to us from third parties. Most of the components that we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternative sources of supply and the establishment of additional or replacement suppliers may not be accomplished quickly. In isolated cases, we rely upon single source suppliers. We also use a single subcontractor to sterilize our disposable devices, but do not believe a major disruption is likely because the supplier has multiple sterilization facilities throughout the United States as well as internationally and there are competing sterilization companies that offer similar services. See “Additional Factors that Might Affect Future Results—We Have Limited Manufacturing Experience” for additional information regarding the potential disruption in supply of our products and risks to our operations resulting from our reliance upon single source suppliers.

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

We have established quality assurance systems in conformance with the FDA’s Quality System Regulation, or QSR. Our facilities in Sunnyvale and Costa Rica have received ISO 9001/and ISO 13485 and CMDCAS certification and are in conformance with the Medical Device Directive, or MDD, for the sale of products in Europe.

In 2003, the company entered into a comprehensive agreement with DHL Worldwide Express, Inc. This agreement identifies DHL as the primary provider of a full suite of logistic services to include warehousing of finished goods, shipment of finished products to customers and field returns, along with management of a portion the company’s in-bound freight requirements. The company expects favorable cost and operating impacts resulting from this agreement versus the pervious in-house operations. This agreement was executed in mid-2003 and has been in implementation through the end of 2003. We expect to begin full operations in early 2004. Significant problems in implementing this agreement would likely have a material impact on the company’s business. Implementation of this agreement in the company’s international business is expected to occur later in 2004.

Marketing and Sales

As of December 31, 2003, we have shipped more than 20,000 controller units and over 2,600,000 disposable devices for a variety of indications. We use a combination of distributors supported by regional sales mangers, a direct sales force and corporate partners to sell our products both domestically and internationally. We have more than 70 distributors representing more than 400 field sales representatives in the United States. In Europe, we accelerated our strategy to move to a direct sales organization, by acquiring Atlantech Medical Devices, our distributor in the United Kingdom, in October 2002, Atlantech GmbH, our German distributor, in November 2002 and Atlantech Medizinische Produkte Vertreibs, our Austrian distributor, in April 2003. These transactions have provided us with an immediate direct sales force in two key European markets. Upon the completion of these transactions ArthroCare employed 71 employees in Europe, 40 of these involved in sales and marketing.

Outside of the US and Europe, we have established distribution capability in certain countries by means of exclusive and non-exclusive distribution agreements with corporations, including Kobayashi Pharmaceutical for the distribution of our arthroscopy, spinal surgery and ENT surgery products in Japan. We have also established distribution capability through relationships with distributors of arthroscopy products in Europe, South Africa, South and Central America and Russia. For information regarding product sales in certain product markets and geographic areas, see Note 14, “Product Information,” in the Notes to Consolidated Financial Statements in this Form 10-K.

GyneCare, a division of Ethicon, Inc., is our worldwide distributor for gynecology and ACMI is our worldwide distributor for urology.

We believe the use of our products is generally intuitive to surgeons and does not require extensive training. We frequently conduct training seminars and demonstrations at regional training centers and trade shows. Our partners also conduct training activities in their areas of responsibility.

At hospitals and surgical centers where several procedures can be performed simultaneously, the procurement of multiple controllers is required. We have offered our controllers at substantial discounts in the past and may be required to continue to offer such discounts to generate demand for our disposable devices. In addition, motorized and mechanical instruments, lasers and electro surgery systems currently used by hospitals, surgical centers and private physicians have become widely accepted. If physicians do not determine that our soft-tissue surgery systems are an attractive alternative to conventional surgery systems, our business would be materially adversely affected.

Patents and Proprietary Rights

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We own over 85 issued U.S. Patents and over 30 issued international patents. In addition, we have over 100 U.S. and international pending patent applications. We believe that our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures.

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

A number of other companies, universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical application of our issued patents and, in some cases, have obtained internal and/or external opinions of our counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we cannot assure you that we would be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The inability to do either would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. We cannot assure you that we will not have to defend ourselves in court against allegations of infringement.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, or USPTO, to determine the priority of inventions. In July 2001, we filed a lawsuit against Smith & Nephew (the “Defendant”) alleging infringement of several of our patents. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. Following this decision, the court will hear our motion to enjoin the Defendant from the use, manufacture and sale of the Dyonics Control RF System and the ElectroBlade and the Saphyre™ electrosurgical devices in the United States. The court is to hold a second trial to award damages to us for the infringing activity of the Defendant. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted ArthroCare’s motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim.

The defense and prosecution of this lawsuit and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We believe that this lawsuit was necessary, and if others violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel. An adverse determination in existing litigation, additional litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using certain technology. Furthermore, we cannot be sure that we could obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in judicial or administrative proceedings or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, results of operations, and future growth prospects.

Competition

We believe that the principal competitive factors in soft-tissue surgery markets include:

•	Acceptance by leading physicians;

•	Improved patient outcomes;

•	Superior product quality;

•	The publication of peer-reviewed clinical studies;

•	Product innovation;

•	Sales and marketing capability; and

•	Strong intellectual property.

Sports Medicine

We compete directly with the providers of tissue removal systems, including conventional electrosurgical systems, manual instruments, power shavers and laser systems. Smith & Nephew Endoscopy (which owns Acufex Microsurgical, Inc. and Dyonics, Inc. and has recently acquired Oratec Interventions, Inc.), Conmed Corporation (including its Linvatec unit), Arthrex and Stryker Corporation each have large shares of the market for manual instruments, power shavers and arthroscopes.

Johnson & Johnson, including Mitek, a division of its Ethicon, Inc. unit, markets a bipolar electrosurgical system developed by Gyrus Medical Ltd., a company based in the United Kingdom, which competes with us. Stryker Corporation and Smith & Nephew have recently introduced a bipolar electrosurgical system. The bipolar electrosurgical systems marketed by Mitek, Stryker and Smith & Nephew competes directly with our tissue ablation and shrinkage technology in Sports Medicine. In addition, the Linvatec unit of Conmed Corporation is marketing a monopolar electrosurgical tool for tissue ablation in arthroscopy. The Endoscopy Division of Smith & Nephew, by virtue of its acquisition of Oratec Interventions, manufactures and sells a monopolar tissue ablation, shrinkage system that competes directly with our arthroscopic products, and has recently introduced a bipolar tissue ablation and coagulation system that also competes directly with our Coblation arthroscopy products.

We believe that our Arthroscopic System, comprising the controller unit and disposable devices, presents a very competitive alternative when compared to other tools being used in arthroscopic procedures. While our disposable devices perform many functions in one tool, most competitive disposable devices only perform a single function. With such devices, multiple disposable or reusable devices would be required. Laser systems have a significantly higher capital cost than our controller and require significant ongoing maintenance and operating expenses. We are also aware of additional competitors that may commercialize products using technology similar to ours.

Spinal and Neurosurgery

We believe that Coblation technology will compete effectively against conventional tissue removal technology used in spinal and neurosurgery procedures, such as mechanical instruments, monopolar electrosurgical instruments, ultrasonic and powered instruments. Mechanical instruments for tissue removal in the spine are manufactured and sold by a large number of small, diverse specialty companies, and the substantial bulk of monopolar electrosurgical instruments are manufactured by Valleylab and Linvatec (unit of Conmed). We may indirectly compete with large companies in the spine fusion and discectomy markets such as DePuy Acromed, Medtronic Sofamor Danek, Stryker, Centerpulse and Synthes. In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our products. For example, Oratec Interventions, now part of the Smith & Nephew Endoscopy Division, manufactures and sells a catheter that uses resistive heating to reduce chronic low back pain caused by degenerative disc disease. Radionics, a division of Tyco, manufactures and sells a catheter that uses resistive heating to reduce chronic low back pain caused by degenerative disc disease. Stryker recently purchased Pain Concepts, formerly a privately held company that produces the Dekompressor, which used an auger to mechanically pull tissue out of the disc for percutaneous discectomy. In neurosurgery, we directly compete with a variety of tissue removal systems designed for removing brain and cranial-based tumors, such as the CUSA™, an ultrasonic tissue aspiration system manufactured by Valleylab.

Ear, Nose and Throat Surgery (ENT)

There are large companies, such as Gyrus Medical Ltd. and Medtronic, Incorporated (which owns Xomed Surgical Products, Inc.), which have shares of the ENT market for manual and powered instruments for ENT, head and neck surgical procedures. We expect that competition from these and other well-established competitors will increase as will competition from smaller medical device companies, such as Somnus Medical Technologies, Inc (owned by Gyrus Medical Ltd.). Somnus Medical Technologies, Inc. manufactures and sells medical devices that utilize radio frequency energy for the treatment of upper airway disorders, such as turbinate reduction, snoring and obstructive sleep apnea.

Cosmetic Surgery

The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels, and companies that manufacture and sell lasers. In skin resurfacing, we directly compete with much larger companies that manufacture lasers for medical use, such as Lumenis, Inc., a company that resulted from the acquisition of Coherent Medical Group by ESC Medical Group. Lumenis develops and markets lasers for a broad range of cosmetic applications, including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin rejuvenation and other applications. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery.

We cannot assure you that we can effectively convince surgeons and physicians to adopt our Coblation technology in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. In fact, due to market conditions, we are not presently focusing our direct sales organization or marketing investments on the Cosmetic surgery system at this time, instead our distribution activities for the Coblation Cosmetic surgery system are limited to serving this market through distributor agreements in the US and outside the US. We have received 510(k) clearances to market tissue ablation products to treat disorders in other surgical fields that we may enter. These fields are intensely competitive and we cannot assure you that these potential products would be successfully marketed.

Coblation Technologies

We believe that Coblation technologies will compete effectively against a variety of technologies used in gynecology, urology, laparoscopic, and cardiology procedures. There are several large companies, such as Ethicon ENDO, a division of Johnson & Johnson; Valleylab, a division of US Surgical; and Gyrus and Olympus Medical Systems Group, which have shares of the gynecology market for mechanical, ultrasonic, monopolar and bipolar instruments. In the field of urology, we face competition from companies that market monopolar, bipolar, mechanical, ultrasonic, and laser devices for a variety of urological procedures, including transurethral prostatectomy (TURP) and transurethral incisions in the prostate (TUIP). These companies include Karl Storz, Olympus Medical Systems Group, C.R. Bard, Gyrus, Medtronic, Urologix, and Laserscope. We expect that competition from these and other well-established competitors will increase as will competition from smaller medical device companies in both the field of gynecology and urology. Several large companies, including Edwards Lifescience, Medtronic, Guidant, Johnson & Johnson, and St. Jude Medical, dominate cardiology. These companies, including several smaller companies, offer mechanical, powered, laser, and electrosurgical systems.

We cannot assure you that we, or our corporate partners, can effectively convince surgeons and physicians to adopt Coblation technology in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do, or they have corporate partners with greater financial, manufacturing, marketing, distribution and technical resources than we have. The gynecology, urology and cardiology fields are intensely competitive and we cannot assure you that Coblation-based potential products would be successfully marketed by our corporate partners or ArthroCare.

Third-Party Reimbursement

In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. Reimbursement for arthroscopic, ENT surgery, spinal and neurosurgery, gynecology, urology and general surgery and cardiac surgery procedures performed using devices that have received FDA clearance has generally been available in the United States. Generally, cosmetic procedures are not reimbursed. In addition, some health care providers are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures.

Nucleoplasty is ArthroCare’s version of percutaneous discectomy. It involves the use of an ArthroCare Spine surgical device to remove a portion of the nucleus in order to decompress the disc. Several payors consider percutaneous discectomy in any form investigational, and others cover percutaneous discectomy, but consider Nucleoplasty investigational. There is no assurance that we will be able to obtain coverage with these payors for percutaneous discectomy in general, and Nucleoplasty in particular. Medicare has established a C-code to pay for our device, and this practice is followed by many of the private payors who cover percutaneous discectomy.

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

Unless an exemption applies, generally, before we can introduce a new medical device into the United States market, we must obtain FDA clearance of a 510(k) premarket notification or approval of a premarket approval application, or PMA application. If we can establish that our device is “substantially equivalent” to a “predicate device,” i.e., a legally marketed Class I or Class II device or a preamendment Class III device (i.e., a device that was in commercial distribution before May 28, 1976) for which the FDA has not called for PMAs, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data, including, in some cases, clinical data establishing the claim of substantial equivalence to the satisfaction of the FDA.

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip and ankle joints. We have received clearance to market our Spinal Surgery System in the United States for spinal and neurosurgery as well as the treatment of symptomatic patients with contained herniated discs. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology and for skin resurfacing for the treatment of wrinkles. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as treatment of snoring, turbinate reduction, submucosal palatal and tissue shrinkage procedures and tonsillectomies. We have received 510(k) clearance to market our Coblation-based products for a variety of laporscopic and open general surgery and gynecology procedures. We have received 510(k) clearance to market our Coblation-based urology products for endoscopic urological procedures, including transurethral prostatectomy (TURP) and transurethral incisions in the prostate (TUIP). Our products are CE marked and are available for sale in the European Union (EU). We cannot assure you that we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing process may require a new 510(k) clearance and the FDA may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. We have modified some of our marketed devices, but have determined that, in our view, new 510(k)

clearances are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, the Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, the Middle East, Taiwan, Korea, Australia, South America and Israel; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Korea Taiwan, Australia, and South America; to market our spinal surgery products in Europe, Canada, Japan, South America, Australia, Korea, Mexico, the Middle East, Taiwan; to market our general surgery products in Europe, Canada, the Middle East, Korea, South America, and Taiwan; and to market neurosurgery and urology products in Europe, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

For European distribution, we have received ISO 9001 and ISO 13485 certification and the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001 and ISO 13485 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE Mark will preclude us from selling our products in Europe. For Canadian distribution, we have received CMDCAS certification allowing us to market our products in Canada. We cannot assure you that we will be successful in maintaining certification requirements. During the years ended December 31, 2003, 2002 and 2001, approximately 24%, 18% and 18%, respectively, of our sales were derived internationally.

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

Employees

As of December 31, 2003, we had 565 employees, of which 287 were engaged in manufacturing activities, 38 in research and development activities, 181 in sales and marketing activities, 20 in regulatory affairs and quality assurance and 39 in administration and finance. In Europe, we have 71 employees in sales, marketing, customer service and administration who are responsible for our international business. In Costa Rica, we have 206 employees engaged in manufacturing. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

We are dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees or consultants could have a material adverse effect on us. Our success also depends on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, any of whom often receive competing employment offers. We cannot assure you that we will continue to be able to attract and retain such personnel. Furthermore, our scientific advisory board members are all otherwise employed on a full-time basis. As a result, our scientific advisory board members are not available to devote their full time or attention to our affairs.

Additional Factors That Might Affect Future Results

We Are Dependent Upon Our Arthroscopic System

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 72% of our product sales in 2003, we are highly dependent on its sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology and continue working on new product development efforts specifically for knee applications. Furthermore, in order to maintain and increase current market penetration we must be aggressive in increasing our installed base of controllers to generate increased disposable device revenue. To date, we have placed at no charge or have priced our arthroscopic controllers at substantial discounts in order to stimulate demand for our disposable devices.

We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. There are only a few independently published clinical reports and limited long-term clinical follow-up to support the marketing efforts for our Arthroscopic System. We believe that if continued recommendations and endorsements by influential surgeons or long-term data do not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

Commercial Success of Products Outside of Our Core Businesses Is Uncertain

We have developed several applications for our Coblation technology in spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiac surgery through our Coblation Technologies business unit. At the present time, we consider sports medicine, spine surgery and ENT surgery to be our core businesses. Sales of our spinal surgery and ENT surgery products accounted for 12% and 15%, respectively, of our product sales in 2003 such that product sales in our three core businesses accounted for approximately 99% of our product sales in 2003. Our products for neurosurgery, cosmetic surgery, gynecology, urology, general surgery and cardiac surgery, our non-core business, are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

We may have to make a significant investment in additional preclinical and clinical testing, regulatory, physician training and sales and marketing activities to further develop and commercialize our neurosurgery, gynecology, urology, cosmetic surgery, general surgery and cardiovascular product offerings. Although we believe that these products offer certain advantages, we cannot assure you that these advantages will be realized, or if realized, that these products will result in any meaningful benefits to physicians or patients.

Development and commercialization of our current and future non-core business products are subject to the risks of failure inherent in the development for new medical devices. These risks include the following:

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

In addition, the success of our non-core business products will depend on their adoption as alternatives to conventional means of tissue ablation. Clinical experience and follow-up data for our non-core business indications are limited, and we have sold only a small number of units to date. We believe that recommendations and endorsement of influential physicians are essential for market acceptance of such products.

For information regarding the status of our regulatory approvals for our products, see the information under the heading “Government Regulation.”

We Have Limited Marketing and Sales Experience

We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery and ENT surgery product lines in the United States through a combination of a direct sales force and a network of independent distributors supported by regional sales managers. These distributors sell arthroscopy, spinal surgery and ENT surgery products for a number of other manufacturers. We cannot assure you that these distributors will commit the necessary resources to effectively market and sell our sports medicine, spinal surgery and ENT surgery product lines, or that they will be successful in selling our products.

We Are Dependent on Key Suppliers

Some of the key components of our products are purchased from single vendors. If the supply of materials from a sole source supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure you that we would be able to obtain the necessary regulatory approval for a new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

In addition, we currently single source our product sterilization requirements. While there are alternate sources available, we would be required to qualify and validate a new supplier(s), which could lead to a disruption in the company’s operation and ability to supply products for a period of time.

We Face Intense Competition

The markets for our current products in our core businesses are intensely competitive. These markets include arthroscopy, spinal surgery and ENT surgery. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technology or products obsolete or uncompetitive in these markets.

In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp., and Arthrex. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing bipolar electrosurgical systems for tissue ablation and shrinkage. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies, which market products to remove tissue and treat spinal disorders. We compete against Stryker, which markets the Dekompressor device, which uses a mechanical auger to perform percutaneous discectomy. In addition, the Oratec division of Smith & Nephew, and the Radionics division of Tyco, are currently marketing percutaneous thermal heating products for treating certain types of disc pain. Our Coblation-assisted microdiscectomy (CAM) procedure competes indirectly with large spine companies and their mechanical instruments, such as DePuy Acromed, Medtronic Sofamor Danek, Centerpulse Spine Tech, Stryker Spine and Synthes. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc. (purchased by Gyrus Group, a company based in Cardiff, Wales International, Inc.), also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea.

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

We Face Uncertainty Over Reimbursement

Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payers for procedures in which our products are used, or adverse changes in environmental and private third-party payers’ policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Reimbursement for arthroscopic, spinal surgery, neurosurgery, ENT surgery, gynecology, urology, cardiology and general surgery procedures performed using our devices that have received FDA clearance has generally been available in the United States. Typically, cosmetic surgery procedures are not reimbursed.

We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. In addition, some health care providers are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. We anticipate that in a prospective payment system, such as the diagnosis related group system utilized by Medicare, and in many managed care systems used by private health care payers, the cost of our products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for our products.

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

Nucleplasty is ArthroCare’s version of percutaneous discectomy, where tissue is removed from the nucleus to decompress the disc. Several payors consider percutaneous discectomy in any form investigational, and other cover percutaneous discectomy, but consider Nucleoplasty investigational. There is no assurance that we will be able to obtain coverage with these payors for percutaneous discectomy in general, and Nucleoplasty in general.

Our Operating Results Will Fluctuate

We achieved profitability in 1999 and, as of December 31, 2003, we had retained earnings of $8,289,000. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed a portion of our U.S. patents for current products in the arthroscopy and hysterocopic gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan. In June 2000, we filed a lawsuit against Stryker, alleging infringement of several of our patents. The lawsuit has been settled and under the terms of the settlement, Stryker has licensed a portion of our worldwide patents for products in the arthroscopy market. In July 2001, we filed a lawsuit against Smith & Nephew (the “Defendant”) alleging infringement of several of our patents. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. Following this decision, the court will hear our motion to enjoin the Defendant from the use, manufacture and sale of the Dyonics Control RF System and the ElectroBlade and the Saphyre™ electrosurgical devices in the United States. The court is to hold a second trial to award damages to us for the infringing activity of the Defendant. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted ArthroCare’s motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim.

Defending and prosecuting intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings is costly and time-consuming. Further litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary right of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. We cannot assure you that we can obtain any necessary licenses on satisfactory terms, if at all.

The Market Price of Our Stock May Be Highly Volatile

During the fiscal year ended December 31, 2003 our common stock has traded between a range of $8.65 and $25.88 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of our operations;

•	Our ability to successfully commercialize our products;

•	Announcements regarding results of regulatory approval filing, clinical studies or other testing, technological innovations or new products commercialized by us or our competitors;

•	Developments concerning government regulations, proprietary rights or public concern as to the safety of our technology;

•	The execution of new collaborative agreements and material changes in our relationships with our business partners;

•	Market reaction to acquisitions and trends in sales, marketing, and research and development;

•	Changes in coverage or earnings estimates by analysts;

•	Sales of common stock by existing stockholders; and

•	Economic and political conditions.

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for more information regarding fluctuations in the price of our common stock.

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

ITEM 2.    PROPERTIES

We lease an approximately 52,000 square foot facility in Sunnyvale California for administrative offices, research and development, general and administrative purposes, advanced manufacturing, warehousing, and distribution. Our lease for this building will expire in February 2007.

The company also leases two facilities in neighboring buildings in Sunnyvale, California. We lease approximately 24,000 square feet on a month-to-month basis for transition space as our logistics outsourcing project progresses. We expect to be out of this warehouse in 2004 as the logistics project moves forward. We also lease approximately 11,000 square feet, which is used for the manufacture of controllers. This lease expires in November 2004. Also in the United States, we lease approximately 3,200 square feet in Sanford, Florida, which is used to house and distribute trade show booths and other promotional materials. This lease expires in 2006. In addition, as a result of our acquisition of Medical Device Alliance, Inc,. we assumed a lease for a 12,800 square foot facility in Scotts Valley, California. This lease expires in 2006.

Internationally, the company is leasing 4,100 square feet in Stockholm, Sweden (expires September 2004), which serves as our headquarters for International Operations, approximately 750 square feet in Vesoul, France (expires February 2005), 3,100 square feet in Harrogate, England (expires March 2005) and 1,400 square feet in Radevormwald, Germany (expires December 2004) all for administrative, sales and marketing purposes. The Harrogate, U.K. facility also contributes to the product development process for a portion of the company’s Sports Medicine product line. The company also owns a 42,000 square foot building in Costa Rica located in a tax-advantaged business park. This building serves as the company’s principal manufacturing location for disposable devices.

We believe these facilities are sufficient for company operations through 2005.

ITEM 3.    LEGAL PROCEEDINGS

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (the “Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendant uses, imports, markets and sells electrosurgical products under the names of Dyonics Control RF System, ElectroBlade and Saphyre™ that infringe these patents. ArthroCare seeks the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the above-referenced products; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions with the damages to be trebled because of the Defendant’s willful infringement. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. Following this decision, the court will hear our motion to enjoin the Defendant from the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ electrosurgical devices in the United States. The court is to hold a second trial to award damages to us for the infringing activity of the Defendant. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted ArthroCare’s motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim.

On April 3, 2003, Smith & Nephew filed a complaint against ArthroCare in the United States District Court, Western District of Tennessee for patent infringement of two patents and for violation of Section 43(a) of the Lanham Act. This case is still in the initial discovery stage. Upon initial review, we believe this complaint is without merit, and we intend to defend ourselves vigorously.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit alleged that a patient suffered damage to his knee as a result of the use of an ArthroWand in an arthroscopic procedure. The lawsuit included a claim for punitive damages; however, the court on summary judgment dismissed this claim, along with others. A jury trial on the remaining allegations commenced on

June 30, 2003 and was completed on July 15, 2003. The jury returned with a defense verdict, denying all of the plaintiff’s liability claims and finding that the ArthroWand does not have a design defect and that ArthroCare did not fail to warn physicians about any alleged dangers of using the ArthroWand on articular cartilage.

In July 2003, a product liability suit was brought against us in the New York State Supreme Court, County of Westchester. The lawsuit alleges that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. We believe these claims to be without merit and intend to defend ourselves vigorously.

In August 2001, a product liability suit was brought against us in the Superior Court Arizona, county of Yavapai. The lawsuit alleges that a patient, D. Earl, suffered internal and external injury to the patient’s knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient. This case was settled in 2003.

In connection with a medical malpractice suit against a physician, a product liability suit was brought against us in the 269th Judicial District Court, Harris County, Texas in September 2002. The lawsuit alleges that a patient suffered internal and external injury to the patient’s ankle as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. We believe these claims to be without merit and intend to defend ourselves vigorously.

In October 2002, ArthroCare acquired all the outstanding shares of Atlantech Medical Devices, Ltd. (“Atlantech”), a distributor of medical device products in the United Kingdom. Atlantech was involved in litigation with a former reseller regarding termination of a purported distribution agreement and seeks damages for alleged breach of contract. This lawsuit was settled in February 2003.

On October 27, 2003, a product liability suit was brought against us in the 9th Judicial Circuit, Orange County, Florida. The lawsuit alleges, among other things, that a patient died on July 27, 2001 as a result of a defective ArthroCare product used in a tonsillectomy procedure on the patient. Upon review, we believe these claims to be without merit and intend to defend ourselves vigorously.

On March 1, 2004, a product liability suit was brought against us in the Circuit Court of Tennessee for the 30th Judicial District at Memphis. The lawsuit alleges that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. We believe these claims to be without merit and intend to defend ourselves vigorously.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. The outcomes of the outstanding litigation matters discussed above are not considered probable or cannot be reasonably estimated for the purpose of recording a liability. Also, except as otherwise described above, ArthroCare has product liability insurance coverage in amounts it considers necessary to prevent material losses. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on The Nasdaq Stock Market under the symbol ARTC. The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our common stock.

	Fiscal 2003
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$12.75	$18.20	$21.37	$25.88
Low	8.65	12.38	12.65	17.67

	Fiscal 2002
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$18.70	$18.20	$13.88	$12.97
Low	13.16	9.16	10.15	9.45

As of February 27, 2004, there were no outstanding shares of Preferred Stock and 232 holders of record of 21,141,885 shares of outstanding Common Stock. The company has not paid any cash dividends since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Information required by this item regarding our equity compensation plans is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statements of Operations Data:
Product sales	$114,719	$84,965	$70,300	$62,164	$44,219
Royalties, fees and other	4,134	3,822	8,075	3,615	4,857
Total revenues	118,853	88,787	78,375	65,779	49,076
Gross profit	80,912	55,378	50,684	40,117	29,891
Operating expenses	72,767	56,225	42,994	32,619	25,242
Income before cumulative effect of change in accounting principle	7,456	1,132	10,060	15,845	5,543
Cumulative effect of the application of SAB 101	—	—	—	(4,300)	—
Net income	7,456	1,132	10,060	11,545	5,543
Basic net income per share	$0.36	$0.05	$0.45	$0.53	$0.29
Diluted net income per share	$0.34	$0.05	$0.43	$0.50	$0.27

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities (including long-term portion)	$31,318	$52,851	$76,695	$86,814	$79,607
Working capital	67,670	72,939	98,642	97,013	85,118
Total assets	138,439	135,952	133,697	140,462	110,039
Total stockholders’ equity(1)	119,050	118,163	125,093	126,345	102,883

(1)	We have not declared any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

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

We have organized our marketing and sales efforts based on product markets. These business units are comprised of the following: Sports Medicine (shoulder and knee arthroscopic products), ENT (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neurosurgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

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

In April 1998, we announced that we had entered the cosmetic surgery market and formed a business unit called Visage to commercialize Coblation technology in this field. In early 1999, we entered into a license and distribution agreement with Collagen Aesthetics, Inc., which was subsequently purchased by Inamed Corporation. Under this agreement, Inamed Corporation acquired exclusive, worldwide, marketing right for our cosmetic surgery line of products for the dermatology and cosmetic surgery markets. In March 2001, we terminated this contract, alleging breach by Inamed of certain terms of the contract. We signed a settlement agreement with Inamed mutually releasing all claims against each other in 2002. In April 2001, we began marketing and selling our cosmetic surgery product line through a network of distributors and direct sales representatives. In 2003 we granted exclusive distribution rights to one US distributor, and through this distributor, a network of sub distributors, to sell the Visage product line, exclusive for Microtouch only.

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

In September 1999, we announced that we had entered the spinal surgery market. In February 2000, we announced that we were expanding our marketing efforts for our spinal surgery system to specifically address selected applications in neurosurgery. We are marketing and selling our spinal surgery products through a network of independent distributors and direct sales representatives supported by regional managers worldwide. In October 2003, we signed a merger agreement to acquire all of the capital stock of Medical Device Alliance, Inc. and its majority-owned subsidiary, Parallax Medical, Inc. (“MDA”), a business focused on the treatment of vertebral compression fractures. The acquisition was consummated on January 28, 2004,

We have received 510(k) clearance to market our Arthroscopic System for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopy System is CE marked for use in arthroscopic surgery. Our Spinal surgery System is CE marked and we have received 510(k) clearance in the United States to market this system for spinal surgery and neurosurgery. Our ENT Surgery System has received 510(k) clearance in the United States and is CE marked for general head, neck and oral surgical procedures, including tonsillectomy, adenoidectomy, snoring and the treatment of hypertrophic nasal turbinate and submucosal tissue channeling and shrinkage. Our Cosmetic Surgery System is CE marked for general dermatology and skin resurfacing for the purpose of wrinkle reduction procedures and we have received 510(k) clearance for use of our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction in the United States. We have received 510(k) clearance to market Coblation technology for general surgery, gynecology and urology.

In December 1995, we introduced our Arthroscopy System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units at substantial discounts or placing controllers at customer sites at no cost or in return for a commitment to purchase a minimum number of surgical wands, to generate future disposable product revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets, including the products we have introduced in the fields of spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ENT surgery, cardiology and general surgery. We have received 510(k) clearance for use of our technology in several fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

	Year Ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
Revenues:
Product sales	$114,719	97%	$84,965	96%	$70,300	90%
Royalties, fees and other	4,134	3%	3,822	4%	8,075	10%

Total revenues	118,853	100%	88,787	100%	78,375	100%
Cost of product sales	37,941	32%	33,409	38%	27,691	35%

Gross profit	80,912	68%	55,378	62%	50,684	65%

Operating expenses:
Research and development	10,642	9%	8,826	10%	8,036	10%
Sales and marketing	47,280	40%	36,519	41%	29,652	38%
General and administrative	14,845	12%	10,880	12%	5,306	7%

Total operating expenses	72,767	61%	56,225	63%	42,994	55%

Income (loss) from operations	8,145	7%	(847)	-1%	7,690	10%
Interest income and other, net	2,357	2%	2,545	3%	8,047	10%

Income before income taxes	10,502	9%	1,698	2%	15,737	20%
Income tax provision	3,046	3%	566	1%	5,677	7%

Net income	$7,456	6%	$1,132	1%	$10,060	13%

Reclassifications

On January 1, 2002 we implemented EITF 01-09, which relates to the consideration from a vendor to a customer or reseller of the vendor’s product and stipulates that commissions we pay to stocking distributors be reflected as a reduction of revenues in the statement of income. Fiscal 2001 amounts have been reclassified to conform to this new standard, resulting in a $4.9 million decrease in revenues. The revenue reduction was offset by a decrease in sales and marketing expenses, thereby having no impact on the fiscal 2001 net income.

Revenues

Product Sales consist of sales of controller units and disposable devices. Product sales for 2003 were $114.7 million, compared to $85.0 million and $70.3 million in fiscal 2002 and 2001, respectively. Product sales by product market for the periods shown were as follows:

	Year Ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
Atlantech	$9,280	8%	$2,759	3%	$—	0%
Other Sports Medicine	72,834	64%	62,653	74%	58,138	82%

Total Sports Medicine	82,114	72%	65,412	77%	58,138	82%
ENT	17,169	15%	10,195	12%	7,592	11%
ArthroCare Spine	14,229	12%	8,606	10%	4,218	6%
Coblation Technology	1,207	1%	752	1%	352	1%

Total Product Sales	$114,719	100%	$84,965	100%	$70,300	100%

Product sales by geography for the periods shown were as follows:

	Year Ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
United States	$86,687	76%	$70,088	82%	$57,927	82%
International	28,032	24%	14,877	18%	12,373	18%

Total Product Sales	$114,719	100%	$84,965	100%	$70,300	100%

Several years ago, we began aggressively transitioning our distribution channel away from stocking distributors to a more direct sales model. The execution of this strategy was substantially complete by the end of 2002. In connection with this strategy, we recorded $0.7 million in revenue reduction adjustments and charges in 2002 due to termination of stocking distributor agreements. The increase in direct sales presence had a positive effect on product sales in both 2003 and 2002, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy and introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our improved presence in Europe and our acquisitions of the Atlantech distributors and product line have added to our product sales growth.

We generally sell our controller units at substantial discounts to generate demand for our disposable devices. We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. For fiscal years 2003, 2002, and 2001, disposable device sales comprised approximately 98%, 98% and 95%, respectively, of our product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future. We shipped approximately 600,000 disposable devices in 2003, compared to approximately 499,000 and 460,000 devices in 2002 and 2001, respectively.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology, and continue to work on new product development efforts specifically for knee applications. We believe that, in our seven years of product shipments, we have penetrated 30% to 35% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 45% of our arthroscopy product sales are being generated by the sale of disposables for use in knee procedures. We expect our sales to continue to be strong in 2004, as we continue to increase our presence in Europe and add the MDA product line to our sales mix.

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees, and other revenues increased to $4.1 million in 2003 from $3.8 million in 2002. Royalties, fees, and other revenues decreased in 2002 from $8.1 million for fiscal 2001, primarily due to the cancellation of agreements in 2001 with distribution partners resulting in recognition of $5.5 million in fees that previously had been deferred.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Cost of product sales for 2003 was $37.9 million, or 33% of product sales, compared to $33.4 million, or 39% of product sales for 2002 and $27.7 million, or 39% of product sales, for fiscal 2001.

Gross product margin as a percentage of product sales increased to 67% in 2003 from 61% in both 2002 and 2001. The increase in gross margin percentage compared to 2002 was mainly attributable to the increased efficiency of our manufacturing operations resulting mostly from the transition of manufacturing operations to our Costa Rica facility and increased production volume to cover our increased product sales, partially offset by the increased controller unit amortization and the lower gross margin on sales of Atlantech products. The decrease in gross product margin in 2002 compared to 2001 was mainly attributable to increased average selling prices of disposable devices, increased manufacturing efficiency due to a half year of manufacturing at our Costa Rica facility and increased production volume, offset by increased controller unit amortization and the first of our Atlantech sales. The 2002 gross product margin was additionally impacted by a $2.5 million charge to revalue inventory to bring it into line with our new, lower manufacturing cost structure and a $0.3 million charge relating to purchase price adjustments to inventory due to our acquisition of Atlantech.

We expect gross product margins to continue at around 2003 levels as we continue to experience savings from our Costa Rica manufacturing facility.

Operating Expenses

Research and development expense increased to $10.6 million, or 9% of total revenues, in 2003 from $8.8 million, or 10% of total revenues, in 2002 and from $8.0 million, or 10% of total revenues, in 2001. The increase in research and development expenses in 2003 as compared to 2002 is primarily due to our continued investment in Coblation technology, which we believe is essential for us to maintain and improve our competitive position. The increase consists of $1.2 million in increased compensation and related expenses due to increasing headcount, and $0.6 million in increased prototype development costs. The increase in research and development expenses in 2002 as compared to 2001 was primarily due to increased compensation and related expenses of $0.1 million due to increasing headcount, and increased development prototype materials expense of $0.1 million, and $0.5 million in increased facility and information system costs in conjunction with expanding our infrastructure. We believe that investment in our Coblation technology is essential for us to maintain our competitive position. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, including for the newly acquired MDA products, regulatory affairs, clinical studies and patents, with expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expense increased to $47.3 million, or 40% of total revenues, in 2003 from $36.5 million, or 41% of total revenues, in 2002, and from $29.7 million, or 38% of total revenues, in 2001. Increased expenses in 2003 as compared to 2002 related primarily to $3.6 million in increased sales commissions associated with the increased sales volume, $6.0 million in additional compensation and related expenses associated with our increased direct sales force, especially in Europe, and $1.2 million in amortization of intangible assets due to the purchase of our Atlantech distributors. Increased expenses in 2002 as compared to 2001 related primarily to increased commission expenses of $3.0 million as a result of increased sales, a $1.2 million increase in sales and marketing activity in our businesses other than arthroscopy and our expanded international operations, $2.0 million in additional compensation and related expenses. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products. Further absolute dollar increases in sales and marketing expenses are expected to be driven by increased sales volumes from the MDA product line.

General and administrative expense increased to $14.8 million, or 12% of total revenues in 2003 from $10.9 million, or 12% of total revenues, in 2002, and from $5.3 million, or 7% of product sales, in 2001. The increase in general and administrative expenses in 2003 as compared to 2002 is due primarily to a $2.4 million increase in compensation and related expenses due to increased staffing in the United States and international locations and a $1.3 million increase in legal costs due to the expenses involved in patent infringement litigation. The increase in 2002 general and administrative expenses was primarily due to a $1.0 million increase in staffing and salaries, a $2.1 million increase in the cost of general and patent-related legal services and approximately $2.4 million increase due to business development activities, insurance and other expenditures necessary to expand our corporate infrastructure. We expect that general and administrative expenses will decrease as a percentage of product sales, but will increase in dollar amounts as we incur additional legal expenses and continue business development activities.

Interest and Other Income, Net

Interest and other income, net, decreased to $2.4 million in 2003 from $2.5 million in 2002 and from $8.0 million in 2001. The decrease in interest and other income, net, in 2003 is primarily due to lower interest income due to lower average cash balances, partially offset by increased foreign exchange gains due to the strong European currencies in 2003. The decrease in interest and other income in 2002 was primarily due to a $1.6 million decrease in interest income as a result of a decrease in the amount of cash and investment balance resulting from our investing and financing activities, declining interest rates throughout 2002, and a $4.4 million gain on the sale of an investment in fiscal 2001 as opposed to a gain of $0.9 million in 2002. Due to the use of cash and borrowings in our purchase of MDA in January 2004, we anticipate interest and other income to decrease in the future.

Income Tax Provision

The provision for income taxes was $3.0 million for 2003, compared to $0.6 million for 2002 and $5.7 million for 2001. The effective tax rate for 2003 was 29%, compared to 33% in 2002 and 36% in 2001. The improvement in effective tax rate is primarily due to management’s belief that deferred tax assets recorded in prior years are more likely to be realized given the Company’s continuing history of net profits.

Liquidity and Capital Resources

As of December 31, 2003, we had $67.7 million in working capital, compared to $72.9 million at December 31, 2002. Our principal sources of liquidity consisted of $31.3 million in cash, cash equivalents, and short-term and long-term available-for-sale securities. Cash equivalents are highly liquid with original maturities of ninety days or less.

Cash generated by operating activities was $2.4 million in 2003, mainly attributable to net income, adjusted for non-cash items, of $18.1 million, partially offset by an increased investment in inventory, necessary for our increased sales volume, and a buildup of accounts receivable and other assets, also precipitated by our increased sales volume and operating activity.

Inventories increased to $33.1 million at December 31, 2003 from $22.7 million at December 31, 2002. The increase in inventory was in order to support anticipated increasing product sales activity. We expect future inventory levels to increase in absolute dollar value in order to support sales volume increases, to provide safety stock and support our expansion into additional markets.

Accounts receivable, net of allowances, increased to $24.1 million at December 31, 2003 from $18.4 million at December 31, 2002. The increase in accounts receivable in 2003 was due to significant increase in sales, slightly offset by an improvement in average collection times.

Cash used in investing activities was $15.0 million in 2003, due mainly to an investment in fixed and intangible assets of $16.6 million, partially offset by $1.6 million in net maturities of available for sale securities. Investments in property and equipment increased to $13.8 million for 2003 compared to $12.2 million in 2002. The increase was primarily due to the capitalization of controllers placed under various promotional programs, in addition to normal increases in equipment.

Cash used in financing activities was $7.4 million for 2003, due to $11.1 million in purchases of treasury stock under the company’s stock purchase plan, partially offset by proceeds of $3.0 million from the exercise of common stock options. The increase in proceeds from the exercise of common stock options and warrants from 2002 is primarily driven by our higher stock price in the last quarter of 2003, which led to increased exercises of options and warrants.

In the past, we have financed our operating and capital needs principally with cash from product sales, cash, cash equivalents, and available-for-sale securities and related interest, and existing capital resources. However, in October 2003, we announced our intent to acquire Medical Device Alliance Inc., an acquisition which was completed on January 28, 2004, pursuant to which we were to make an initial cash payment of approximately $24.2 million in cash, net of certain holdbacks, which used a significant portion of our cash reserves. In anticipation of the cash needs for this acquisition, we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Banc of America Securities and Wells Fargo Bank as co-loaners. Under the terms of the revolving credit facility, we may borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to 2.25% at our discretion for operating needs. The increase over the base rate is determined by our leverage ratio, as defined in the credit facility. Under the terms of the term credit facility, we may borrow $15.0 million for specified acquisitions at the same rates as noted above. The credit facility contains covenants which specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. On January 28, 2004, in connection with the acquisition of Medical Device Alliance Inc., we borrowed $15.0 million under the term credit facility at an interest rate of 2.88% which will become due on June 30, 2009.

We believe that the above-described credit and term facilities, in addition to cash generated from operations, will be sufficient to fund our operations through fiscal year 2004 and in the near future. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2003:

	Payments Due by Period (In thousands)
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Lease Obligations	$6,630	$2,213	$3,992	$425	$—
Contractual Obligations to Former Atlantech Owners	2,618	442	2,176	—	—

Total	$9,248	$2,655	$6,168	$425	$—

In connection with the acquisition of Medical Device Alliance Inc., which was consummated on January 28, 2004, we borrowed $15.0 million under our term credit facility. This amount will become due in June 2009. The total purchase price was $24.2 million, net of certain holdbacks of $3.8 million.

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

We recognize license fee and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts billed to customers relating to shipping and handling costs are classified as royalties, fees and other revenues and related costs are classified as cost of product sales.

Inventory Allowance

Inventory purchases and commitments are based upon future demand forecasts. We record an allowance against our inventory value to the extent be believe that demand for certain inventory items has decreased or if certain inventory items have become obsolete. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.

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

Goodwill Impairment

We currently have recorded goodwill related to our purchase of our Atlantech European distributors. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value.

Impairment of Long-Lived Assets.

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to five years.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The amount accrued is net of any recuperation of costs or insurance recovery. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Stock-Based Compensation.

We account for stock-based employee compensation using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award. We account for stock options issued to non-employees using the fair value method of accounting, which requires us to assign a value to the stock options issued based on the Black-Scholes pricing model and to record that value as a compensation expense. If we were to account for stock options issued to employees using the fair value method of accounting rather than the intrinsic value method, our results of operations would be significantly affected.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No 150. “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a significant impact on our financial statements.

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

The table below presents principal amounts and related weighted average interest rates as of December 31, 2003 for our cash and cash equivalents and short-term investments.

Cash and cash equivalents	$20,890,000
Average interest rate	1.9%
Long-term available-for-sale securities	$10,428,000
Average interest rate	2.3%

Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

Borrowings under our credit facility are dependant on current market interest rates. To the extent that these rates fluctuate, our ability to borrow needed capital at a critical time could be significantly affected.

A significant portion of our European sales and operating expenses are denominated in currencies other than the U.S. Dollar. In 2003, most of these currencies grew stronger against the U.S. Dollar. To the extent that these currencies continue to become stronger or become weaker against the U.S. Dollar, we will experience variations in our results of operation and financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this Item is included in Item 6 of Part II of this Report and is incorporated herein by reference. All other information required by this Item is included in Item 15 of this Report and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

We have adopted a code of business conduct and ethics, or code of conduct, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of conduct is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder as well as under applicable rules of the Nasdaq National Market to become effective in May 2004. Our code of conduct is available on the Investor Relations section of our website (www.arthrocare.com), which is on the Corporate Information section of our website. To the extent required by law or the rules of the Nasdaq National Market, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the Investor Relations section of our website in accordance with SEC rules.

All additional information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with our annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

PART IV

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report.

1.  Financial Statements.    The following financial statements of the company and the Report of Independent Auditors are included in this Report on the pages indicated.

2.  Financial Statement Schedule.    The following financial statement schedule of the company as of and for the years ended December 31, 2003, 2002 and 2001, is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the company.

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

10.20*	Reserved.

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

10.30*	Amendment to the 1993 Incentive Plan (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on August 8, 2000).

10.31*	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Statement on Form S-8 filed on August 8, 2000).

10.32††	Share Purchase Agreement relating to the entire issued share capital of Atlantech Medical Devices Limited and Atlantech Medical Devices (UK), Limited, dated October 21, 2002.

10.33*	Amended and Restated Nonstatutory Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2003).

10.34*	2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2003).

10.35*

Second Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 8, 2003).

10.36

Agreement and Plan of Merger, dated as of October 23, 2003, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 5, 2004, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and Medical Device Alliance Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2004).

10.37

Contingent Value Rights Agreement, dated as of January 28, 2004, by and among ArthroCare Corporation, Alpha Merger Sub Corporation, Medical Device Alliance Inc., Wells Fargo Bank, N.A. and Frank Bumstead (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 11, 2004).

10.38

Form of Stockholder Waiver Agreement, dated as of October 23, 2003, by each of Vegas Ventures, LLC, Jeffrey Barber and Howard Preissman (Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2003).

10.39

Stockholder Waiver Agreement, dated as of October 23, 2003, by the McGhan Entities (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on October 31, 2003).

10.40††	Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated December 19, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see Page 71).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to portions of this exhibit.
††	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

On October 22, 2003, ArthroCare filed a Form 8-K including Item 7 information filed and Item 9 information filed regarding financial results for the quarter ended September 30, 2003.

On October 27, 2003, ArthroCare filed a Form 8-K including Item 5 information filed and Item 7 information filed relating to our acquisition of Medical Device Alliance Inc.

On October 31, 2003, ArthroCare filed a Form 8-K including Item 5 information filed and Item 7 information filed relating to our acquisition of Medical Device Alliance Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ArthroCare Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 on page 43 present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 11, 2004

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$20,890	$40,753
Available-for-sale securities	—	5,702
Accounts receivable, net of allowance for doubtful accounts of $289 in 2003 and $1,073 in 2002	24,122	18,380
Inventories	33,072	22,651
Deferred tax asset	3,604	1,184
Prepaid expenses and other current assets	3,317	1,897

Total current assets	85,005	90,567

Available-for-sale securities	10,428	6,396
Property and equipment, net	23,493	18,123
Related party receivables	1,205	1,205
Deferred tax asset	1,409	4,130
Intangible assets	5,864	5,102
Goodwill	10,383	10,040
Other assets	351	389

Total assets	$138,138	$135,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,808	$9,887
Accrued liabilities	4,082	3,576
Accrued compensation	5,323	4,165
Income taxes payable	1,122	—

Total current liabilities	17,335	17,628
Loan payable	—	47
Deferred rent	155	114

Total liabilities	17,490	17,789
Commitments and contingencies: (Note 9)

Preferred stock, par value $0.001:
Authorized: 5,000 shares;
Issued and outstanding: none	—	—
Common stock, par value $0.001:
Authorized: 75,000 shares;
Issued and outstanding: 21,025 shares in 2003 and 21,172 shares in 2002	21	21
Treasury stock: 2,704 shares in 2003 and 1,978 shares in 2002	(42,158)	(31,104)
Additional paid-in capital	156,283	149,397
Deferred compensation	(951)	—
Accumulated other comprehensive loss	(836)	(984)
Retained earnings	8,289	833

Total stockholders’ equity	120,648	118,163

Total liabilities and stockholders’ equity	$138,138	$135,952

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product sales	$114,719	$84,965	$70,300
Royalties, fees and other	4,134	3,822	8,075

Total revenues	118,853	88,787	78,375
Cost of product sales	37,941	33,409	27,691

Gross profit	80,912	55,378	50,684

Operating expenses:
Research and development	10,642	8,826	8,036
Sales and marketing	47,280	36,519	29,652
General and administrative	14,845	10,880	5,306

Total operating expenses	72,767	56,225	42,994

Income (loss) from operations	8,145	(847)	7,690
Interest income	518	1,828	3,434
Interest expense	(84)	(94)	(53)
Foreign exchange gains, net	1,596	237	—
Other income	326	574	4,666

Income before income taxes	10,502	1,698	15,737
Income tax provision	3,046	566	5,677

Net income	$7,456	$1,132	$10,060

Basic net income per share	$0.36	$0.05	$0.45

Shares used in computing basic net income per share	20,885	21,467	22,222

Diluted net income per share	$0.34	$0.05	$0.43

Shares used in computing diluted income per share	21,942	22,330	23,182

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income
Balances, December 31, 2000	22,216	$22	$—	$137,302	$—	$(620)	$(10,359)	$126,345
Issuance of common stock through:
Exercise of options	559	—	—	4,961	—	—	—	4,961
Employee stock purchase plan	30	—	—	493	—	—	—	493
Employee bonus	1	—	—	21	—	—	—	21
Restricted stock expense	—	—	—	232	—	—	—	232
Stock compensation	—	—	—	268	—	—	—	268
Income tax benefit resulting from exercise of stock options	—	—	—	2,804	—	—	—	2,804
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	308	—	308	$308
Currency translation adjustment	—	—	—	—	—	(1,412)	—	(1,412)	(1,412)
Purchase of common stock	(951)	—	(18,987)	—	—	—	—	(18,987)
Net income	—	—	—	—	—	—	10,060	10,060	10,060

Balances, December 31, 2001	21,855	22	(18,987)	146,081	—	(1,724)	(299)	125,093	$8,956

Issuance of common stock through:
Exercise of options	293	—	—	1,989	—	—	—	1,989
Employee stock purchase plan	51	—	—	542	—	—	—	542
Restricted stock expense	—	—	—	23	—	—	—	23
Stock compensation	—	—	—	83	—	—	—	83
Income tax benefit resulting from exercise of stock options	—	—	—	679	—	—	—	679
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(80)	—	(80)	$(80)
Currency translation adjustment	—	—	—	—	—	820	—	820	820
Purchase of common stock	(1,027)	(1)	(12,117)	—	—	—	—	(12,118)
Net income	—	—	—	—	—	—	1,132	1,132	1,132

Balances, December 31, 2002	21,172	21	(31,104)	149,397	—	(984)	833	118,163	$1,872

Issuance of common stock through:
Exercise of warrants and options	387	1	—	3,007	—	—	—	3,008
Employee stock purchase plan	67	—	—	752	—	—	—	752
Issuance of restricted stock	126	—	—	1,138	(1,138)	—	—	—
Stock compensation	—	—	—	392	187	—	—	579
Income tax benefit resulting from exercise of stock options				1,597				1,597
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(194)	—	(194)	$(194)
Currency translation adjustment	—	—	—	—	—	342	—	342	342
Purchase of common stock	(727)	(1)	(11,054)	—	—	—	—	(11,055)
Net income	—	—	—	—	—	—	7,456	7,456	7,456

Balances, December 31, 2003	21,025	$21	$(42,158)	$156,283	$(951)	$(836)	$8,289	$120,648	$7,604

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$7,456	$1,132	$10,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,772	7,589	5,752
Loss on disposition of equipment	30	—	—
Provision for doubtful accounts receivable and product returns	—	683	216
Provision for excess and obsolete inventory	193	143	(323)
Non-cash stock compensation expense	579	106	500
Issuance of common stock for employees bonuses	—	—	21
Income tax benefit relating to employee stock options	1,597	679	2,804
Deferred rent	41	61	(32)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(5,470)	1,614	(3,238)
Inventories	(10,028)	(5,832)	(330)
Deferred tax asset	301	—	3,648
Prepaid expenses and other current assets	(1,399)	437	(597)
Accounts payable	(1,350)	2,619	(1,002)
Accrued liabilities	(390)	1,501	459
Income taxes payable	1,122	(1,144)	461
Deferred revenue	—	—	(5,476)
Other assets	(58)	(99)	(48)

Net cash provided by operating activities	2,396	9,489	12,875

Cash flows from investing activities:
Purchases of property and equipment	(13,779)	(12,235)	(9,351)
Purchases of intangible assets	(2,150)	—	—
Payment for purchase of Atlantech, net of cash acquired	(630)	(12,506)	—
Purchases of available-for-sale securities	(73,938)	(133,516)	(62,931)
Sales or maturities of available-for-sale securities	75,514	156,526	79,083

Net cash provided by (used in) investing activities	(14,983)	(1,731)	6,801

Cash flows from financing activities:
Purchase of treasury stock	(11,055)	(12,118)	(18,987)
Repayment of capital leases	—	—	(82)
Repayment of loan from bank	(56)	—	—
Proceeds from loan from bank	—	47	—
Proceeds from issuance of common stock net of issuance costs	752	542	493
Proceeds from exercise of options and warrants to purchase common stock	3,008	1,989	4,961

Net cash used in financing activities	(7,351)	(9,540)	(13,615)

Effect of exchange rate on cash and cash equivalents	75	1,028	(336)

Net increase (decreases) in cash and cash equivalents	(19,863)	(754)	5,725
Cash and cash equivalents, beginning of year	40,753	41,507	35,782

Cash and cash equivalents, end of year	$20,890	$40,753	$41,507

Supplemental disclosure of cash flow information:
Cash paid for interest	$84	$5	$13
Cash paid for income tax	$49	$4	$95

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY:

ArthroCare Corporation (“we” or the “company”) was incorporated on April 29, 1993 and our principal operations commenced in August 1995. We design, develop, manufacture and market medical devices for use in soft-tissue surgery. Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation technology. Coblation technology involves an innovative use and the capability of performing at temperatures lower than traditional electrosurgical tools. Our strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. We are a global company with manufacturing facilities in the United States and Costa Rica and sales offices in the United States and Europe.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation.    In fiscal 2001, we maintained a fifty-two/fifty-three week fiscal year cycle ending on a Saturday. Fiscal 2001 consisted of 52 weeks. In 2002, we changed our fiscal year to conform to the calendar year. For presentation purposes all year-end dates in the accompanying consolidated financial statements are shown as December 31.

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

We have classified our investments as “available-for-sale.” Such investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of other comprehensive income until realized. Interest income is recorded using an effective interest rate, with the associated premium or discount also amortized to interest income. Realized gains and losses, if any, are determined using the specific identification method.

Inventories.    Our inventories, which include material and labor costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis, not in excess of market value.

Property and Equipment.    Property and equipment, including equipment under capital leases, is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of three to five years. We place the majority of our manufactured controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized over a three-year period to cost of goods sold. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term. Maintenance and repair costs are charged to operations as incurred.

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

We recognize license fee and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. These items are classified as royalties, fees and other revenues on the accompanying statement of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales on the accompanying statement of operations.

We previously recognized commissions to stocking distributors as sales and marketing expenses at the time the related revenue was recognized. On January 1, 2002, we adopted Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor (including a Customer of a Reseller of the Vendor’s products),” and changed our method of accounting for commissions to stocking distributors, to record such consideration as a reduction of revenue. All periods presented have been reclassified to conform to the current period. The impact of this change was a $4.9 million reduction of both revenue and sales and marketing expense in fiscal 2001.

Goodwill.    Goodwill is tested for impairment on an annual basis, and in the interim if events and circumstances indicate that goodwill may be impaired. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value. Through December 31, 2003, no goodwill impairment losses were required.

Impairment of Long-Lived Assets.    Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to five years.

Research and Development.    Research and development costs consist mostly of payroll expenses and prototype development costs and are charged to operations as incurred.

Advertising Expense.    Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $3.4 million, $3.1 million and $2.9 million in 2003, 2002 and 2001, respectively.

Stock-Based Compensation.    We account for stock-based employee compensation using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award. We account for stock options issued to non-employees using the fair value method of accounting. Assumptions used in determining the fair value of non-employee stock option grants in 2003, using the Black-Scholes pricing model, were: risk-free interest rate of 2.92%, expected life of 5 years, expected dividends of zero, and expected volatility of 70%.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had employee stock-based compensation been determined based on the fair value at the grant date for awards in fiscal years 2003, 2002, and 2001, the company’s basic and diluted net income per share would have been as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income—as reported	$7,456	$1,132	$10,060
Employee stock-based compensation expense determined under the fair value method, net of related tax effects	(12,688)	(12,236)	(12,735)

Pro forma net loss	$(5,232)	$(11,104)	$(2,675)

Earnings (loss) per share:
Basic—as reported	$0.36	$0.05	$0.45
Basic—pro forma	$(0.25)	$(0.52)	$(0.12)
Diluted—as reported	$0.34	$0.05	$0.43
Diluted—pro forma	$(0.24)	$(0.52)	$(0.12)

In determining the proforma net loss, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Stock Option Plans

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.4%-3.5%	2.6%-5.0%	3.6%-5.1%
Expected life	5 years	5 years	5 years
Expected dividends	—	—	—
Expected volatility	70%	70%	70%

Employee Stock Purchase Plan

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	1.2%-1.3%	1.1%-2.2%	1.8%-4.1%
Expected life	0.5 years	0.5 years	0.5 years
Expected dividends	—	—	—
Expected volatility	70%	70%	70%

The weighted average fair value of options granted to employees during the year ended December 31, 2003 was $8.23 per share. The weighted average fair value of shares under the employee stock purchase plan during the year ended December 31, 2003 was $4.57 per share.

In 2003, we issued approximately 127,000 shares of restricted stock to certain employees. The fair value of this stock was $1.1 million and was charged to deferred compensation on the balance sheet and is being amortized to compensation expense over the vesting period of the restricted stock. In 2003, $187,000 of compensation expense was recognized in connection with the restricted stock.

Foreign Currency Translation.    The functional currency of Atlantech Medical Devices, Ltd. (UK) is the British Pound. The functional currency of Atlantech GmbH (Germany), Atlantech Medizinische Produkte

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vertreibs (Austria), ArthroCare Italy SPA and ArthroCare France SRL is the Euro. Accordingly, all balance sheet accounts of this operation are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of Atlantech’s financial statements are recorded directly into a separate component of stockholders’ equity under the caption accumulated other comprehensive income.

The functional currency of all other non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from currency transactions denominated in currencies other than the U.S. dollar are recorded as other income or loss in the statement of operations.

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

Recent Accounting Pronouncements.    In May 2003, the FASB issued SFAS No 150. “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in the statement of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a significant impact on our financial statements.

Reclassification.    Certain amounts in the prior financial statements have been reclassified to conform to the current year presentation. These reclassifications did not impact previously reported total assets, liabilities, and stockholders’ equity or net income.

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

	Year Ended December 31,
	2003	2002	2001
Net Income	$7,456	$1,132	$10,060

Basic:
Weighted-average common shares outstanding	20,885	21,467	22,222

Basic net income per share	$0.36	$0.05	$0.45

Diluted:
Weighted-average common shares outstanding used in basic calculation	20,885	21,467	22,222
Options	1,029	832	883
Warrants	28	31	77

Weighted-average common stock and common stock equivalents	21,942	22,330	23,182

Diluted net income per share	$0.34	$0.05	$0.43

Options excluded from calculation as their effect would be anti-dilutive	2,556	4,359	397

Price range of excluded options	$16.22-$48.56	$13.42-$48.56	$25.03-$48.56

4.    AVAILABLE-FOR-SALE SECURITIES:

The following summarizes our available-for-sale securities at December 31 (in thousands):

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity date greater than 1 year but less than 5 years:
Corporate notes and bonds	$10,590	$—	$(162)	$10,428

Total	$10,590	$—	$(162)	$10,428

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity date less than 1 year:
Corporate notes and bonds	$5,864	$—	$(162)	$5,702
Maturity date greater than 1 year but less than 5 years:
Corporate notes and bonds	6,202	194	—	6,396

Total	$12,066	$194	$(162)	$12,098

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net realized gains were $0.7 million, $0.9 million and $4.4 million in 2003, 2002 and 2001, respectively, and included in other income on the consolidated financial statements.

5.    INVENTORY:

The following summarizes our inventories at December 31 (in thousands):

	December 31,
	2003	2002
Inventories
Raw materials	$9,451	$6,937
Work-in-progress	6,062	4,519
Finished goods	17,559	11,195

	$33,072	$22,651

6.    PROPERTY AND EQUIPMENT:

The following summarizes our property and equipment at December 31 (in thousands):

	December 31,
	2003	2002
Property and equipment:
Controller placements	$31,452	$22,798
Computer equipment and software	7,760	6,098
Machinery and equipment	4,618	2,667
Furniture, fixtures and leasehold improvements	2,988	3,061
Construction in process	2,985	1,622
Building and improvements	1,930	1,300
Tooling and molds	1,779	1,487
Land	760	760

	54,272	39,793
Less accumulated depreciation and amortization	(30,779)	(21,670)

Property and equipment, net	$23,493	$18,123

Depreciation and amortization expense related to our property and equipment was $8.4 million, $7.4 million and $5.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INTANGIBLE ASSETS:

Intangible assets, resulting from the acquisition of Atlantech and other purchases, represent the price paid for the asset or are estimated based on independent fair value assessments. In 2003, we purchased intellectual property rights for a technology used in certain of our products for $1.7 million and a distribution license for $0.5 million. Intangible assets consist of the following (in thousands):

	December 31,
	2003	2002
Distribution/customer network	$2,900	$2,900
Intellectual property rights	1,700	—
OEM contractual agreements	1,100	1,100
Trade name/trademarks	700	700
Distribution license	450	—
Employment agreements	300	300
Patents	200	200
Non-competition agreements	100	100

	$7,450	$5,300
Accumulated amortization	(1,586)	(198)

Net intangible assets	$5,864	$5,102

Intangible assets are amortized on a straight-line basis over the periods benefited, which range between one and five years. The estimated amortization expense for the next 5 years and thereafter is $1,387,000 in 2004, $1,370,000 in 2005, $1,287,000 in 2006, $1,124,000 in 2007 and $307,000 in 2008 and $389,000 thereafter.

8.    ACCRUED LIABILITIES:

The following summarizes our accrued liabilities at December 31 (in thousands):

	December 31,
	2003	2002
Accrued liabilities:
Accrued dealer commissions	$1,470	$1,386
Accrued professional fees	1,104	973
Accrued warranty	252	243
Accrued value added taxes	258	—
Other	998	974

	$4,082	$3,576

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease our facilities and certain equipment under operating leases. The company recognizes rent expense on a straight-line basis over the lease term. At December 31, 2003, total future minimum lease payments are as follows (in thousands):

2004	$2,213
2005	2,011
2006	1,981
2007	425

$6,630

Rent expense was $2.0 million, $1.8 million and $1.1 million in 2003, 2002 and 2001, respectively.

Warranties

The Company generally provides customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense varies form the original estimates. The following table describes the activity in our warranty accrual for the year ended December 31, 2002 (in thousands):

	2003	2002
Balance at beginning of year	$243	$238
Accruals for warranties issued during the period	576	482
Settlements made during the period	(567)	(477)

Balance at end of year	$252	$243

Litigation

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendant uses, imports, markets and sells electrosurgical products under the names of Dyonics Control RF System, ElectroBlade and Saphyre™ that infringe these patents. ArthroCare seeks the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the above-referenced products; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions with the damages to be trebled because of the Defendant’s willful infringement. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. Following this decision, the court will hear our motion to enjoin the Defendant from the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ RF electrosurgical

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

devices in the United States. The court is to hold a second trial to award damages to us for the infringing activity of the Defendant. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted ArthroCare’s motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim.

On April 3, 2003, Smith & Nephew filed a complaint against ArthroCare in the United States District Court, Western District of Tennessee for patent infringement of two patents and for violation of Section 43(a) of the Lanham Act. This case is still in the initial discovery stage. Upon initial review, we believe this complaint is without merit, and we intend to defend ourselves vigorously.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit alleged that a patient suffered damage to his knee as a result of the use of an ArthroWand in an arthroscopic procedure. The lawsuit included a claim for punitive damages; however, the court on summary judgment dismissed this claim, along with others. A jury trial on the remaining allegations commenced on June 30, 2003 and was completed on July 15, 2003. The jury returned with a defense verdict, denying all of the plaintiff’s liability claims and finding that the ArthroWand does not have a design defect and ArthroCare did not fail to warn physicians about any alleged dangers of using the ArthroWand on articular cartilage.

In July 2003, a product liability suit was brought against us in the New York State Supreme Court, County of Westchester. The lawsuit alleges that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. We believe these claims to be without merit and intend to defend ourselves vigorously.

In August 2001, a product liability suit was brought against us in the Superior Court Arizona, county of Yavapai. The lawsuit alleges that a patient, D. Earl, suffered internal and external injury to the patient’s knee as a result of a defective ArthroCare probe used in an arthroscopy procedure on the patient. This case was settled in 2003 with no significant impact to ArthroCare’s financial condition.

In connection with a medical malpractice suit against a physician, a product liability suit was brought against us in the 269th Judicial District Court, Harris County, Texas in September 2002. The lawsuit alleges that a patient suffered internal and external injury to the patient’s ankle as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. ArthroCare believes these claims to be without merit and intends to defend itself vigorously.

In October 2002, ArthroCare acquired all the outstanding shares of Atlantech Medical Devices, Ltd. (“Atlantech”), a distributor of medical device products in the United Kingdom. Atlantech was involved in litigation with a former reseller regarding termination of a purported distribution agreement and seeks damages for alleged breach of contract. This lawsuit was settled in February 2003 with no significant impact to ArthroCare’s financial condition.

On October 27, 2003 a product liability suit was brought against us in the 9th Judicial Circuit, Orange County, Florida. The lawsuit alleges, among other things, that a patient died on July 27, 2001 as a result of a defective ArthroCare product used in a tonsillectomy procedure on the patient. Upon review, we believe these claims to be without merit and intend to defend ourselves vigorously.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2004, a product liability suit was brought against us in the Circuit Court of Tennessee for the 30th Judicial District at Memphis. The lawsuit alleges that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. We believe these claims to be without merit and intend to defend ourselves vigorously.

We believe that we have meritorious defenses against the above claims and intend to vigorously contest them. The outcomes of the outstanding litigation matters discussed above are not considered probable or cannot be reasonably estimated. Also, except as otherwise described above, ArthroCare has product liability insurance coverage in amounts it considers necessary to prevent material losses. We record a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded. We have not accrued loss contingencies against any of the above-described actions as losses are not probable or reasonably estimable.

Credit and Term Facilities.    In December 2003, in anticipation of our acquisition of Medical Device Alliance Inc., we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Banc of America Securities and Wells Fargo Bank as co-loaners. Under the terms of the revolving credit facility, we may borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to 2.25% at our discretion for operating needs. The increase over the base rate is determined by our leverage ratio, as defined in the credit facility. Under the terms of the term credit facility, we may borrow $15.0 million for specified acquisitions at the same rates as noted above. The credit facility contains covenants which specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. On January 28, 2004, in connection with the acquisition of Medical Device Alliance Inc., we borrowed $15.0 million under the term credit facility at an interest rate of 2.88% which will become due on June 30, 2009.

10.    STOCKHOLDERS’ EQUITY:

Preferred Stock.    Under our Certificate of Incorporation, we are authorized to issue preferred stock. At December 31, 2003, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding.

Treasury Stock.    In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, subject to certain limitations and conditions. In June of 2002, the Board of Directors authorized the repurchase of an additional 2,000,000 shares. In 2002, we repurchased 1,029,741 shares at a cost of $12.1 million. In 2003, we repurchased 726,543 shares at a cost of $11.0 million. The shares will be used to offset the potentially dilutive effect of employee incentive programs and may be used for other purposes that we deem appropriate.

Stock Option Plans.    In May 1993, we approved the 1993 Stock Plan (1993 Plan) under which the Board of Directors is authorized and directed to enter into stock option agreements with selected individuals. 272,000 shares were authorized at the inception of the 1993 Plan with 500,000, and 2,300,050 additional shares authorized in 1994, and 1995, respectively. In May 1998, and June 2000, our stockholders approved increases in the number of shares reserved for issuance under the 1993 Plan by an aggregate of 1,500,000 and 800,000, respectively, for a total of 5,372,050. Options granted under the 1993 Plan generally become exercisable over a 48-month period. In 2003, we granted 127,000 shares of restricted stock in accordance with the terms of the 1993 Plan, which vest in 2008. At the end of 2003, 2002 and 2001, there were 1,889,000, 1,765,000 and 1,496,000 options, respectively, exercisable under the 1993 Plan. The 1993 Plan expired in May 2003.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity under the 1993 Plan is as follows (in thousands, except per share data):

	Outstanding Options
	For Grant	Number of Shares	Weighted- Average Exercise Price
Balances, December 31, 2000	981	2,479	$9.45
Options granted	(400)	400	$27.75
Options exercised	—	(402)	$24.65
Options cancelled	46	(47)	$8.76

Balances, December 31, 2001	627	2,430	$12.82
Additional shares authorized	250	—
Options granted	(691)	691	$12.17
Options exercised	—	(250)	$6.33
Options cancelled	18	(18)	$10.00

Balances, December 31, 2002	204	2,853	$13.25
Options granted	(199)	199	$13.67
Restricted stock issued	(127)	—
Options exercised	—	(260)	$7.45
Options cancelled	138	(138)	$19.74
Plan shares expired	(16)	—

Balances, December 31, 2003	—	2,654	$13.52

In December 1995, we adopted the Director Option Plan (“Director Plan”) and reserved 200,000 shares of common stock for issuance to directors under this plan. The plan allows for an initial grant and automatic annual grants of options to outside directors of the company. In May 2002, our shareholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 100,000 shares. In June 2000, our shareholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 290,000 shares for a total of 590,000. For 2003, 2002 and 2001 outstanding options under the Director Plan were 340,000, 398,000 and 310,000, respectively, with 170,000 options exercisable as of December 31, 2003. Shares exercised in 2003 were 33,000.

In August 1999, we approved the Nonstatutory Option Plan (“1999 Plan”). In June 2001 we authorized an amendment, effective April 26, 2001, maximizing the aggregate numbers of shares authorized under the plan to be 2,150,000. In October 2002, the Board of Directors authorized an increase of 900,000 shares to the plan. For 2003, 2002 and 2001 there were 2,883,000, 2,681,000 and 1,917,000 options outstanding, respectively with 1,439,000 options exercisable as of December 31,2003. Shares exercised in 2003 were 87,000.

In May 2003, we approved the 2003 Incentive Stock Plan (“2003 Plan”) under which the Board of Directors is authorized to grant incentive and nonstatutory stock option agreements to employees. The Board of Directors initially reserved 500,000 shares of common stock for issuance under the 2003 Plan. Options granted under the 2003 Plan generally become exercisable over a 48-month period. At December 31, 2003, there were 21,000 options outstanding under the 2003 Plan, of which 2,000 were exercisable. No shares were exercised in 2003.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options outstanding and currently exercisable by exercise price for all plans at December 31, 2003 were as follows (in thousands, except per share data and contractual life):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31, 2003	Weighted Average Exercise Price
$ 0.16-$ 7.00	733,861	3.72	$4.78	733,861	$4.78
7.44- 10.09	638,700	7.49	9.53	306,411	9.00
10.25- 11.90	627,167	8.61	11.13	156,578	11.00
11.94- 13.59	659,258	8.75	13.11	177,893	13.04
13.60- 15.55	731,625	8.55	14.18	257,598	14.01
15.97- 17.38	592,723	7.13	16.77	440,451	16.93
17.46- 23.00	1,113,047	6.87	21.74	865,078	21.86
23.41- 27.75	600,888	7.55	27.42	372,157	27.39
29.64- 46.63	200,624	6.24	37.57	188,973	37.44
48.56- 48.56	500	6.21	48.56	500	48.56

	5,898,393	7.22	$15.90	3,499,500	$16.45

Employee Stock Purchase Plan.    In December 1995, we approved the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under this plan. For fiscal years 2003, 2002 and 2001, 67,000, 51,000 and 30,000 shares of common stock were sold under the Employee Stock Purchase Plan, respectively. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10% of base compensation to the semi-annual purchase of shares of ArthroCare common stock. The purchase price is 85% of the fair market value at certain plan-defined dates.

Warrants.    In January 1998, we issued a warrant to purchase 160,000 shares of common stock at a purchase price of $6.00 per share to certain international employees. The warrant became exercisable over a four- year period. In March 1999, we issued warrants to purchase 80,000 shares of our common stock at a purchase price of $7.00 per share to certain international employees. The warrant became exercisable over a four-year period. Warrants to purchase 0, 15,000 and 93,000 shares of our common shares were outstanding during each of fiscal years 2003, 2002 and 2001, respectively, of which 0, 15,000 and 67,000 were exercisable at the end of 2003, 2002 and 2001, respectively.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 1997, we loaned an officer $500,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If we terminate the officer or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2003, $500,000 of principal was outstanding on this note.

In November 1997, we issued a relocation loan of $130,000 to an employee. This loan is collateralized by the employee’s residence and is due and payable upon either the sale or transfer of the property or the termination of the officer’s employment with us and bears no interest. As of December 31, 2003, $130,000 of principal was outstanding on this loan.

In April 1999, we loaned an officer $225,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If we terminate the officer or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2003, $225,000 of principal was outstanding on this note.

In May 1999, we loaned an officer $350,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If we terminate the officer or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2003, $350,000 of principal was outstanding on this note.

12.    INCOME TAXES:

The income tax provision consisted of the following:

	December 31, 2003	December 31, 2002	December 31, 2001
Current
Federal	$1,764	$576	$1,400
State	649	58	147
Foreign	332	—	482

Total current	2,745	634	2,029

Deferred
Federal	1,338	71	2,465
State	191	(132)	1,000
Foreign	(1,228)	(7)	183

Total deferred	301	(68)	3,648

Total income tax provision	$3,046	$566	$5,677

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provision differed from a provision computed at the U.S. statutory tax rate as follows:

	2002		2002		2001
Statutory rate tax provision	$3,676	35%	$588	35%	$5,508	35%
Foreign research and development cost share	157	1%	204	12%	482	3%
Differences in foreign tax rates	(909)	(9)%	12	1%	(85)	(1)%
State income taxes	525	5%	97	5%	624	4%
Nondeductible expenses	262	2%	114	7%	104	1%
Research and development credits	(528)	(5)%	(449)	(27)%	(469)	(3)%
Other	(137)	(1)%	—	—	(487)	(3)%

Total income tax provision	$3,046	29%	$566	33%	$5,677	36%

The Company establishes a valuation allowance for a deferred tax asset if it is more likely than not that a tax benefit may not be realized from the asset in the future. Due to the Company’s recent earnings history and its projected future earnings, there was no valuation allowance at December 31, 2003 or 2002.

At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $846,000 and $4,303,000, respectively, which expire at various dates beginning in the year 2006 for California purposes. In addition, the Company has federal and state research and development credit carryforwards of approximately $3,005,000 and $1,445,000, respectively, available to offset future income taxes. These federal credits begin to expire in 2008.

Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits, which can be utilized in future taxable income.

Our deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets:
Net operating loss carryforwards	$571	$4,051
Capitalized research and development costs	960	271
Research and development credit	4,797	3,289
Allowances and reserves	780	1,184
Deferred intercompany transactions	814	—
Alternate minimum tax credits	175	—
Non-goodwill intangibles	(1,664)	(2,078)
Research and development cost share and other	(1,420)	(1,403)

Net deferred tax assets	$5,013	$5,314

Income tax benefits resulting from the exercise of options of $1.6 million, $0.7 million and $2.8 million were credited to additional paid in capital in 2003, 2002 and 2001, respectively.

Deferred taxes are not provided for the earnings of the Company’s foreign subsidiaries, as those earnings are considered permanently reinvested in the operations of the foreign subsidiaries and the Company intends to continue to reinvest its undistributed international earnings to expand its international operations. It is not practical to estimate the amount of additional tax that might be payable on the foreign earnings should they become subject to U.S. Tax.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    EMPLOYEE BENEFIT PLAN:

We maintain a Retirement Savings and Investment Plan (401(k) Plan), which covers all United States based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. We matched approximately $112,000, $106,000 and $95,000 of employee contributions to the 401(k) Plan in 2003, 2002 and 2001, respectively.

14.    SEGMENT INFORMATION:

We have organized our marketing and sales efforts based on four operating segments which are aggregated into one reportable segment—the development, manufacture and marketing of products based on our Coblation technology. Each of our operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These operating segments, which we refer to as product markets, are Sports Medicine (shoulder and knee arthroscopic products), ENT, (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products). Product sales by product market for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
Sports Medicine	$82,114	72%	$65,412	77%	$58,138	83%
ENT	17,169	15%	10,195	12%	7,592	11%
ArthroCare Spine	14,229	12%	8,606	10%	4,218	6%
Coblation Technology	1,207	1%	752	1%	352	1%

Total Product Sales	$114,719	100%	$84,965	100%	$70,300	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
Product sales:
United States	$86,687	76%	$70,088	82%	$57,927	82%
International	28,032	24%	14,877	18%	12,373	18%

Total product sales	$114,719	100%	$84,965	100%	$70,300	100%

Long-lived assets:
United States	$31,329	59%	$24,234	53%	$24,527	93%
International	21,804	41%	21,151	47%	1,977	7%

Total long-lived assets	$53,133	100%	$45,385	100%	$26,504	100%

15.    ATLANTECH ACQUISITION:

On October 21, 2002, the Company acquired all of the outstanding common stock of Atlantech Medical Devices, Ltd. (“Atlantech UK”), on November 11, 2002, the Company acquired all of the outstanding common stock of Atlantech GmbH (“Atlantech Germany”), and, on April 25, 2003, the Company acquired all of the

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding common stock of Atlantech Medizinische Produkte Vertreibs (“Atlantech Austria”, together, “Atlantech”) in a cash acquisition totaling $13.1 million, net of cash acquired. Prior to this acquisition, Atlantech served as one of our distributors in the United Kingdom, Germany and Austria and also distributed a separate line of sports medicine products. The Company intends to expand its international base of operations through this acquisition and this purchase of our distributors in the United Kingdom, Germany and Austria is for the purpose of expanding our international base of operations. The addition of their complementary line of sports medicine products will allow us to compete across a broader base of the sports medicine market in selected geographies. The purchase price of $13.1 million, which includes the original purchase price and contingent consideration based upon the net assets of the acquired business and on revenue targets, was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed based on the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed has been recorded as goodwill. Operating results from the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

The fair value of the assets of Atlantech and a summary of the consideration exchanged for these assets is as follows (in thousands):

	2003	2002
Assets acquired:
Tangible assets (primarily accounts receivable and inventory)	$660	$5,451
Intangible assets	—	5,300
Deferred tax liabilities	—	(2,160)
Goodwill	422	10,040
Liabilities assumed	(452)	(6,125)

Total purchase price	$630	$12,506

Additional payment to the former owners of Atlantech is contingent upon the continued employment of those former owners. This amount is being recognized as compensation expense over the period benefited through 2005.

16.    QUARTERLY FINANCIAL INFORMATION (Unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the years ended December 31, 2003 and December 31, 2002 (in thousands, except per share data). In our opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented.

2003	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenues	$27,201	$29,701	$29,439	$32,512
Gross profit	18,603	21,040	20,373	20,896
Net income	594	1,962	2,094	2,806
Basic net income per share	0.03	0.09	0.10	0.13
Diluted net income per share	0.03	0.09	0.10	0.13

2002	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenue	$20,077	$22,095	$22,211	$24,404
Gross profit	12,501	14,894	14,230	13,753
Net income (loss)	372	1,171	646	(1,057)
Basic net income per share	0.02	0.05	0.03	(0.05)
Diluted net income per share	0.02	0.05	0.03	(0.05)

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    SUBSEQUENT EVENTS:

On January 28, 2004, we completed our acquisition of Medical Device Alliance Inc., a Nevada corporation (“MDA”) pursuant to an Agreement and Plan of Merger, dated as of October 23, 2003, and as amended January 5, 2004 (collectively, the “Merger Agreement”), by and among ArthroCare, MDA and Alpha Merger Sub Corporation, a Nevada corporation and wholly-owned subsidiary of ArthroCare (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub was merged with and into MDA, with the separate corporate existence of Merger Sub ceasing and MDA continuing as the surviving corporation and wholly-owned subsidiary of ArthroCare (the “Merger”). We acquired MDA and its majority-owned subsidiary, Parallax Medical, Inc., for its technology for the treatment of vertebral compression fractures. The acquisition was consummated on January 28, 2004,

As a result of the Merger, (i) each share of MDA Series B Preferred Stock issued and outstanding prior to the Effective Time (as defined in the Merger Agreement) was automatically converted into the right to receive $7.50 per share in cash, plus one contingent value right, which represents the right to receive certain payments relating to net revenue on the sale of certain of MDA’s products during the 2005 calendar year (each, a “Preferred Stock Contingent Value Right”) and (ii) each share of MDA Common Stock issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive approximately $2.69 per share in cash, plus one contingent value right per common share, which represents the right to receive certain payments relating to cash held by MDA as of the Effective Time, net revenue on the sale of certain of MDA’s products during the 2005 calendar year (each, a “Common Stock Contingent Value Right”). The Common Stock Contingent Value Rights and Preferred Stock Contingent Value Rights are further described in the Contingent Value Rights Agreement, dated as of January 28, 2004, by and among MDA, ArthroCare, Merger Sub, Wells Fargo Bank, N.A. as the Rights Agent, and Frank Bumstead as the Stockholders’ Agent (the “CVR Agreement”). In addition, all holders of options to purchase shares of MDA Common Stock with an exercise price less than $3.53 per share (“Company Options”) or options to purchase shares of Parallax Medical, Inc., a Delaware corporation and majority-owned subsidiary of MDA Common Stock (“Parallax Options”) cancelled their options in exchange for the right to receive specified payments by ArthroCare as more fully set forth in the Merger Agreement. All holders of options to purchase shares of MDA Common Stock with an exercise price greater than or equal to $3.53 per share cancelled their options and did not receive any payments under the Merger Agreement. Pursuant to the Merger Agreement, the holders of MDA Common Stock, MDA Preferred Stock, MDA Options, Parallax Options and outstanding shares of Parallax Common Stock not held by MDA are entitled to receive an aggregate of $24.2 million in cash (the “Initial Cash Payment”), which represents a cash purchase price of $28.0 million less certain holdbacks aggregating $3.8 million, as more fully set forth in the Merger Agreement and the Contingent Value Rights Agreement. The allocation of the purchase price to the tangible and intangible assets purchased will be performed according to a third party evaluation which was not available as of the date of this report. In connection with the Merger, we borrowed $15.0 million under our term credit facility at an interest rate of 2.88%.

Schedule II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additional Charged to Costs and Expenses	Deduction	Balance at End of Period
Year Ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$1,073	$—	$(784)	$289
Allowance for excess and obsolete inventory	583	193	(22)	754

Year Ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$776	$683	$(386)	$1,073
Allowance for excess and obsolete inventory	440	143	—	583

Year Ended December 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$560	$216	$—	$776
Allowance for excess and obsolete inventory	763	—	(323)	440

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION a Delaware Corporation

By:	/s/ MICHAEL A. BAKER Michael A. Baker President and Chief Executive Officer

Date: March 12, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below:

Signature	Title	Date

/s/ MICHAEL A. BAKER Michael A. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ FERNANDO SANCHEZ Fernando Sanchez	Senior Vice President Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 12, 2004

/s/ DAVID F. FITZGERALD David F. Fitzgerald	Director	March 12, 2004

/s/ JAMES FOSTER James Foster	Director	March 12, 2004

/s/ PETER L. WILSON Peter L. Wilson	Director	March 12, 2004

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	March 12, 2004

/s/ TORD B. LENDAU Tord B. Lendau	Director	March 12, 2004

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

10.40††	Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated December 19, 2003.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (see page 67).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.
††	Confidential treatment has been requested as to portions of this exhibit.