Form 10-Q
period 2004-03-31
ARTHROCARE CORP
filed 2004-05-10
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2004 was 21,262,161.

ARTHROCARE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,615	$20,890
Accounts receivable, net of allowances of $295 in 2004 and $289 in 2003	25,302	24,122
Inventories	35,101	33,072
Prepaid expenses and other current assets	6,747	6,921

Total current assets	83,765	85,005
Available-for-sale securities	9,000	10,428
Property and equipment, net	25,628	23,493
Related party receivables	1,075	1,205
Intangible assets	14,442	5,864
Goodwill	28,423	10,383
Other assets	5,393	1,760

Total assets	$167,726	$138,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,111	$6,808
Accrued liabilities	12,041	5,204
Accrued compensation	3,947	5,323

Total current liabilities	24,099	17,335
Loan payable	15,000	—
Other liabilities	3,822	155

Total liabilities	42,921	17,490

Commitments and contingencies: (Note 8)

Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized 75,000 shares:
Issued and outstanding: 21,194 shares in 2004 and 21,025 shares in 2003	21	21
Treasury stock: 2,704 shares in 2004 and 2003	(42,158)	(42,158)
Additional paid-in capital	158,611	156,283
Deferred stock-based compensation	(909)	(951)
Accumulated other comprehensive loss	(618)	(836)
Retained earnings	9,858	8,289

Total stockholders’ equity	124,805	120,648

Total liabilities and stockholders’ equity	$167,726	$138,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Product sales	$34,292	$26,449
Royalties, fees and other	1,297	752

Total revenues	35,589	27,201

Cost of product sales	13,080	8,598

Gross profit	22,509	18,603

Operating expenses
Research and development	3,120	2,646
Sales and marketing	14,328	11,519
General and administrative	3,318	3,912

Total operating expenses	20,766	18,077

Income from operations	1,743	526
Interest and other income, net	406	348

Income before income tax provision	2,149	874
Income tax provision	580	280

Net income	$1,569	$594

Basic net income per share	$0.07	$0.03

Shares used in computing basic net income per share	20,996	21,168

Diluted net income per share	$0.07	$0.03

Shares used in computed diluted net income per share	22,785	21,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	3 Months Ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$1,569	$594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,033	2,579
Loss on disposition of equipment	11	—
Provision for doubtful accounts and product returns	31	10
Provision for excess and obsolete inventory	8	—
Realized gain on sale of available-for-sale securities	(155)	—
Stock compensation expense	62	327
Deferred rent	3	14
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
Accounts receivable	(1,079)	96
Inventories	(809)	(2,255)
Prepaid expenses and other current assets	260	494
Other assets	105	(88)
Accounts payable	1,595	481
Accrued liabilities	(2,367)	345
Income taxes payable	(167)	101

Net cash provided by operating activities	2,100	2,698

Cash flows from investing activities:
Purchases of property and equipment	(4,058)	(2,542)
Payment for purchase of MDA, net of cash acquired	(21,264)	—
Purchases of available-for-sale securities	(19,616)	(30,697)
Sales or maturities of available-for-sale securities	21,361	10,516

Net cash used in investing activities	(23,577)	(22,723)

Cash flows from financing activities:
Purchase of treasury stock	—	(1,994)
Repayment on loan from bank	—	(1)
Proceeds from loan from bank, net of issuance costs	14,915	—
Proceeds from exercise of options to purchase common stock	2,308	348

Net cash provided by (used in) financing activities	17,223	(1,647)

Effect of exchange rate on changes in cash	(21)	(17)

Net decrease in cash and cash equivalents	(4,275)	(21,689)
Cash and cash equivalents, beginning of period	20,890	40,753

Cash and cash equivalents, end of period	$16,615	$19,064

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

Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Form 10-K for the year ended December 31, 2003. The balance sheet at December 31, 2003 was derived from our audited consolidated financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

3. MDA Acquisition:

On January 28, 2004, we completed our acquisition of Medical Device Alliance Inc. (“MDA”) and its majority-owned subsidiary Parallax Medical, Inc. (“Parallax”) for a total of $27.3 million, including consideration and preliminary estimates of acquisition-related expenses, net of cash acquired. In addition, ArthroCare will make a payment in 2006 to former MDA shareholders relating to net revenue on the sale of certain on MDA’s products during the 2005 calendar year. Parallax owned a technology for the treatment of vertebral compression fractures and we intend to market the products based on this technology as a complement to our Coblation spine solutions. The MDA acquisition was accounted for using the purchase method of accounting. The net purchase price included the original purchase price and contingent consideration based on the net assets acquired. The original purchase price was paid in January 2004. The contingent consideration was paid in April 2004. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, including intangible assets, and liabilities assumed based on the estimated fair values at the date of the acquisition. The value of assets and liabilities was estimated based on purchase price and future intended use. The value of intangible assets was estimated based on a third-party fair value assessment. These estimates are preliminary and may change as more facts become known. The excess of the purchase price over the fair value of assets acquired and liabilities assumed has been recorded as goodwill. Operating results from the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets (primarily inventory, fixed assets and accounts receivable)	$2,339
Intangible assets	9,160
Deferred tax assets	3,600
Goodwill	18,032
Liabilities assumed	(2,053)
Deferred tax liabilities	(3,795)

Total purchase price, net of cash acquired	$27,283

Pro Forma Results (unaudited)

The following table reflects the unaudited pro forma results of operations of ArthroCare assuming that the acquisition had occurred on January 1, 2004 or 2003, respectively. These unaudited pro forma results of operations have been prepared for illustrative purposes only. This information does not purport to represent what the actual results of operations of ArthroCare would have been if the merger had actually occurred on the dates assumed and does not necessarily indicate what ArthroCare’s future operating results will be.

	Three Months Ended March 31,
	2004	2003
Pro forma total revenues	$36,263	$28,944

Pro forma net income (loss)	$1,151	(103)

Pro forma basic net income per share	$0.05	$0.00

Pro forma diluted net income per share	$0.05	$0.00

4. Stock-Based Compensation:

We account for stock-based employee compensation using the intrinsic value method of accounting. Under the intrinsic value method of accounting, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award.

We account for stock options issued to non-employees using the fair value method of accounting. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. Non-employee stock-based compensation expense for the three months ended March 31, 2004 and 2003 was $20,000 and $327,000, respectively. Stock-based compensation is included in Sales and marketing and Research and development expense.

Weighted-average assumptions used in determining the fair value of non-employee stock option grants using the Black-Scholes pricing model, were as follows:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.92%	2.92%
Expected life (in years)	5	5
Expected dividends	—	—
Expected volatility	70%	70%

Had employee stock-based compensation been determined based on the fair value method as opposed to the intrinsic value method, the company’s net income (loss), net income (loss) per share and fully diluted net income (loss) per share for the three months ended March 31, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income—as reported	$1,569	$594
Employee stock-based compensation expense determined under the fair value method, net of related tax effects	(2,936)	(3,114)

Pro forma net loss	$(1,367)	$(2,520)

Net income (loss) per share:
Basic—as reported	$0.07	$0.03
Basic—pro forma	$(0.07)	$(0.12)
Diluted—as reported	$0.07	$0.03
Diluted—pro forma	$(0.06)	$(0.12)

In determining the pro forma net loss, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.71% - 3.36%	3.07%
Expected life	5 years	5 years
Expected dividends	—	—
Expected volatility	70%	70%
Weighted-average fair value	$14.51	$6.52

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

	Three Months Ended March 31,
	2004	2003
Net Income	$1,569	$594

Basic:
Weighted-average shares outstanding	20,996	21,168

Basic net income per share	$0.07	$0.03

Diluted:
Weighted-average shares outstanding used in basic calculation	20,996	21,168
Dilutive effect of outstanding options	1,789	540
Dilutive effect of outstanding warrants	—	28

Weighted-average shares and equivalents	22,785	21,736

Diluted net income per share	$0.07	$0.03

Options excluded from calculation as their effect would be anti-dilutive	810	6,445

Price range of excluded options	$24.64 - $48.56	$9.56 - $46.62

6. Comprehensive Income:

The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$1,569	$594
Net unrealized gains on available-for-sale securities arising during the period, net of tax	275	464
Less: Reclassification adjustment for gains on available-for-sale securites, net of tax, included in earnings	(113)	(189)
Foreign currency translation adjustment	56	(61)

Comprehensive net income	$1,787	$808

7. Inventories: (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$9,621	$9,451
Work-in-process	7,753	6,062
Finished goods	17,727	17,559

Total	$35,101	$33,072

8. Intangible Assets:

Intangible assets resulting from acquisitions are estimates based on independent fair value assessments. Other intangible assets are valued at the amount paid for the assets. Intangible assets consist of the following (in thousands):

	December 31, 2003	Additions	March 31, 2004
Distribution/customer network	$2,900	$800	$3,700
OEM contractual agreements	1,100	60	1,160
Patents	200	1,800	2,000
Trade names/trademarks	700	600	1,300
Employment agreements	300	—	300
Non-competition agreements	100	200	300
Distributor agreements	450	—	450
Intellectual property rights	1,700	5,700	7,400

Gross intangible assets	7,450	9,160	16,610
Accumulated amortization	(1,586)	(582)	(2,168)

Net intangible assets	$5,864	$8,578	$14,442

Intangible assets acquired in the first quarter of 2004 relate to the acquisition of Medical Device Alliance Inc. Newly acquired customer networks are being amortized on a straight-line basis over a five-year estimated useful life. Newly acquired contractual agreements are being amortized on a straight-line basis over a two-year estimated useful life. Newly acquired patents, trade names and trademarks, and intellectual property rights are being amortized over an eight year estimated useful life. Newly acquired non-competition agreements are being amortized on a straight-line basis over the three-year contract lives.

Estimated future amortization expense for all intangible assets is as follows (in thousands):

2004 (9 months)	$1,960
2005	2,640
2006	2,524
2007	2,274
2008	1,475
2009 and thereafter	3,569

Total	$14,442

9. Commitments and Contingencies:

Operating Leases

We lease most of our facilities and certain equipment under operating leases. We recognize rent expense on a straight-line basis over the lease term. At March 31, 2004, total future minimum lease payments are as follows (in thousands):

2004 (9 months)	$1,664
2005	2,011
2006	1,981
2007	425

Total	$6,081

Warranties

We generally provide customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is impacted by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense varies from the original estimates. The activity in our warranty accrual for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$252	$243
Accruals for warranties issued during the period	339	126
Warranty costs during the period	(315)	(126)

Balance at end of period	$276	$243

Litigation

We are involved in litigation and other legal matters arising in the normal course of business.

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendant uses, imports, markets and sells electrosurgical products under the names of Dyonics Control RF System, ElectroBlade and Saphyre™ that infringe these patents. ArthroCare seeks the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the above-referenced products; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions with the damages to be trebled because of the Defendant’s willful infringement. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. Following this decision, the court will hear our motion to enjoin the

Defendant from the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ RF electrosurgical devices in the United States. The court is to hold a second trial to award damages to us for the infringing activity of the Defendant. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted ArthroCare’s motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim. Smith & Nephew has appealed the court’s decisions to the United States Federal Circuit. On April 27, 2004, the Court rejected Smith & Nephew’s request for a stay of the permanent injunction pending appeal.

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

As part of the acquisition of MDA, we inherited two product liability suits filed against Lysonix, Inc., a manufacturer of ultrasonic liposuction equipment and a wholly-owned subsidiary of MDA. At the time of the acquisition of MDA by the Company, MDA had sold the assets of Lysonix and was no longer selling any Lysonix equipment. In one of the cases, a product liability suit was brought against Lysonix in the 120th Judicial District Court, El Paso County, Texas. The lawsuit alleges, among other things, that a patient died after an ultrasonic-assisted liposuction procedure on October 16, 2000 at least partly as a result of Lysonix’s failure to timely warn the physician of the potential risks associated with the product. This case is still in the initial discovery stage. In the other case, a product liability suit was brought against Lysonix in the Circuit Court of Jefferson County, Alabama. The lawsuit alleges, among other things, that a patient died on January 20, 2001 after a liposuction procedure at least partly as a result of a design defect with a pressure garment sold by Lysonix. This case is still in the initial discovery stage. Upon initial review, we believe these claims to be without merit and we will defend ourselves vigorously.

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

10. Debt

In December 2003, we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Banc of America Securities and Wells Fargo Bank as co-loaners. Under the terms of the revolving credit facility, we may borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to

2.25% at our discretion for operating needs. The increase over the base rate is determined by our leverage ratio, as defined in the credit facility. Under the terms of the term credit facility, we may borrow $15.0 million for specified acquisitions at the same rates as noted above. The credit facility contains covenants which specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. On January 28, 2004, in connection with the acquisition of Medical Device Alliance Inc., we borrowed $15.0 million under the term credit facility. The loan is due June 30, 2009 and bears interest at a variable interest rate which is updated every three months. At March 31, 2004, the interest rate was 2.88%.

11. Product Information:

We have organized our marketing and sales efforts based on four operating segments which are aggregated into one reportable segment – the development, manufacture and marketing of products based on our Coblation technology. Each of our operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These operating segments, which we refer to as product markets, are Sports Medicine (shoulder and knee arthroscopic products), ENT, (ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (spinal and neuro surgery products) and Coblation Technology (gynecology, urology, laparoscopic, general surgical and cardiology products). Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
Sports Medicine	$23,191	67%	$20,426	77%
ENT	5,660	17%	3,009	11%
ArthroCare Spine	5,469	16%	2,636	10%
Coblation Technology	(28)	0%	378	2%

Total Product Sales	$34,292	100%	$26,449	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
United States	$25,110	73%	$19,972	76%
International	9,182	27%	6,477	24%

Total Product Sales	$34,292	100%	$26,449	100%

Long-lived assets by geography at the balance sheet dates shown were as follows:

	March 31, 2004	December 31, 2003
United States	$52,205	$31,329
International	21,681	21,804

Total long-lived assets	$73,886	$53,133

12. Subsequent Events:

On April 12, 2004, a product liability suit was brought against us in the 4th Judicial District Court, Utah County, Utah. The lawsuit alleges, among other things, that a patient was injured as a result of a defective ArthroCare product used in an arthroscopic procedure on the patient in September 1999. Upon initial review, we believe these claims to be without merit and intend to defend ourselves vigorously.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors described under “Business” and “Additional Factors That May Affect Future Results” set forth in Part I of our Annual Report on Form 10-K for the year-ended December 31, 2003.

Overview

We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue and thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate (or disintigrate or remove), shrink, sculpt, cut, aspirate and suction soft-tissue with one multi-purpose surgical system.

We have organized our marketing and sales efforts based on product markets. These product markets are comprised of the following: Sports Medicine (shoulder and knee arthroscopic products), ENT (ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (spinal and neurosurgery products) and Coblation Technology (gynecology, urology, laparoscopic, general surgical and cardiology products).

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

We commercially introduced our Arthroscopic Surgery System in December 1995 and have derived a significant portion of our sales from this system. The ArthroCare Spine and ENT businesses are growing and represent an increasingly larger portion of our total business. In the United States we are selling our products through a network of more than 70 distributors and a direct sales organization consisting of 56 people. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Russia, Canada, Mexico, the Caribbean, North Africa, the Middle East, and Central America. In January 2004, we acquired Medical Device Alliance Inc. and its majority-owned subsidiary, Parallax Medical, Inc., a business focused on the treatment of vertebral compression fractures.

Results of Operations

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
Revenues:
Product sales	$34,292	96%	$26,449	97%
Royalties, fees and other	1,297	4%	752	3%

Total revenues	35,589	100%	27,201	100%
Cost of product sales	13,080	37%	8,598	32%

Gross profit	22,509	63%	18,603	68%

Operating expenses
Research and development	3,120	9%	2,646	10%
Sales and marketing	14,328	40%	11,519	42%
General and administrative	3,318	9%	3,912	14%

Total operating expenses	20,766	58%	18,077	66%

Income from operations	1,743	5%	526	2%
Interest and other income, net	406	1%	348	1%

Income before income tax provision	2,149	6%	874	3%
Income tax provision	580	2%	280	1%

Net income	$1,569	4%	$594	2%

Revenues

Product sales consist of sales of controller units and disposable devices. Product sales for the quarter ended March 31, 2004 were $34.3 million, compared to $26.4 million for the quarter ended March 31, 2003. Product sales by product market for the periods shown were as follows:

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
Coblation Sports Medicine	$20,039	58%	$17,761	67%
Atlantech	3,152	9%	2,665	10%

Total Sports Medicine	23,191	67%	20,426	77%
ENT	5,660	17%	3,009	11%
ArthroCare Spine	5,469	16%	2,636	10%
Coblation Technology	(28)	0%	378	2%

Total Product Sales	$34,292	100%	$26,449	100%

Product sales by geography for the periods shown were as follows:

	Three Months Ended March 31,
	2004		2003
	$	%	$	%
United States	$25,110	73%	$19,972	76%
International	9,182	27%	6,477	24%

Total Product Sales	$34,292	100%	$26,449	100%

Our continued increase in direct sales presence, in addition to our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, introduction of new products designed to address surgical procedures that have traditionally been difficult to perform and the acquisition of technologies or businesses that complement our business, such as Atlantech and Parallax, continued to have a positive effect on sales in the first quarter of 2004.

Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. Disposable device sales were 97% of product sales, excluding Atlantech and Parallax product sales, for the first quarter of 2004 and comprised approximately 98% of first quarter 2003 product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future.

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $1.3 million for the quarter ended March 31, 2004, compared to $0.8 million for the first quarter of 2003.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Cost of product sales was $13.1 million, or 38% of product sales, for the quarter ended March 31, 2004, as compared to $8.6 million, or 33% of product sales, for the first quarter of 2003. Cost of product sales for the quarter ended March 31, 2004 was adversely impacted by $1.2 million, or 4% of product sales, due to the higher cost of sales related to inventory acquired from Parallax. This included inventory acquired from Parallax at market value prior to the MDA acquisition of $0.9 million and the write-up to fair value of inventory acquired in the acquisition of $0.3 million. During the three months ended March 31, 2004, all such higher cost inventory was sold and future costs of sales related to the sale of Parallax inventory is expected to be in line with our manufacturing cost. The remaining change in cost of product sales as a percentage of product sales is due to increased controller placement costs and the lower gross margin on Atlantech sales. These decreases were partly offset by the continually increased efficiency of the manufacturing operations resulting mostly from the transition of manufacturing operations to our Costa Rica facility.

Operating Expenses

Research and development expenses were $3.1 million, or 9% of total revenues, for the quarter ended March 31, 2004, compared to $2.6 million, or 10% of total revenues, for the quarter ended March 31, 2003. The dollar increase is due to a continued investment in our Coblation technology, which we believe is essential for us to maintain our competitive position. The increase consists of $0.4 million in increased compensation and related expenses due to increased headcount, and $0.1 million in increased prototype development costs. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

Sales and marketing expenses were $14.3 million, or 40% of total revenues, for the quarter ended March 31, 2004, compared to $11.5 million, or 42% of total revenues, for the quarter ended March 31, 2003. The dollar increase consists of $1.7 million in compensation and related expenses associated with our increased direct sales force, especially in Europe, $0.3 million in increased sales commissions related to the increased product sales and $0.8 million in increased promotional, demonstration and sample expenses as we continue to promote our Coblation solutions in addition to our Atlantech and Parallax product lines. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products.

General and administrative expenses were $3.3 million, or 9% of total revenues, for the quarter ended March 31, 2004, compared to $3.9 million, or 14% of total revenues, for the quarter ended March 31, 2003. The dollar decrease consists of $1.3 million in decreased legal expenses due to high legal expenses in the first quarter of 2003 as the company fought general and patent litigation. This decrease was partially offset by increases of $0.5 million in consulting fees, mainly for expenses relating to compliance with the Sarbanes-Oxley act, and $0.2 million of amortization of intangible assets purchased from MDA. We expect general and administrative expenses to increase in absolute terms as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, Net

Interest and other income, net, increased to $0.4 million for the quarter ended March 31, 2004, compared to $0.3 million for the quarter ended March 31, 2003. The increase in interest and other income is attributable to net foreign exchange gains, partially offset by lower interest income.

Income Tax Provision

The provision for income taxes was $0.6 million for an effective tax rate of 27 percent for the quarter ended March 31, 2004, compared to a provision of $0.3 million for an effective tax rate of 32 percent for the quarter ended March 31, 2003. The improvement in the effective tax rate is related to changes in the world-wide apportionment of income and the differing tax rates to which that income is subjected.

Liquidity and Capital Resources

As of March 31, 2004, we had $59.7 million in working capital, compared to $67.7 million at December 31, 2003. Our principal sources of liquidity consisted of $25.6 million in cash, cash equivalents and long-term available-for-sale securities. Cash equivalents consist of highly liquid investments with an original maturity of ninety days or less. $0.3 million of cash on hand was restricted for use to pay a stockholders’ agent related to the MDA acquisition.

Cash generated by operating activities for the quarter ended March 31, 2004 was $2.1 million, mainly attributable to net income adjusted for non-cash items and increases in accounts payable and accrued liabilities.

Cash used in investing activities for the quarter ended March 31, 2004 was $23.6 million, due mainly to our purchase of MDA during the quarter. In addition, we had capital purchases of $4.1 million and net investment maturities of $1.7 million.

Cash provided by financing activities for the quarter ended March 31, 2004 was $17.2 million, due mainly to the $15.0 million loan entered into in connection with the purchase of MDA. In addition, we received $2.3 million for stock option purchases in the quarter as a result of our stock price increasing, inducing employees to exercise options.

In December 2003, we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Banc of America Securities and Wells Fargo Bank as co-loaners. Under the terms of the revolving credit facility, we may borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to 2.25% at our discretion for operating needs. The increase over the base rate is determined by our leverage ratio, as defined in the credit facility. Under the terms of the term credit facility, we may borrow $15.0 million for specified acquisitions at the same rates as noted above. The credit facility contains covenants which specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. On January 28, 2004, in connection with the acquisition of Medical Device Alliance Inc., we borrowed $15.0 million under the term credit facility at an interest rate of 2.88% which will become due on June 30, 2009.

We believe that our credit and term facilities, in addition to cash generated from operations, will be sufficient to fund our operations through fiscal year 2004 and in the near future. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Additional Factors That Might Affect Future Results

We Are Dependent Upon Our Arthroscopic Surgery System.

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 58% of our product sales in the first three months of 2004, we are highly dependent on its sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

Commercial Success Of Our Non-Arthroscopic Products Is Uncertain.

We have developed several applications for our Coblation technology in spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiac surgery through our Coblation Technologies business unit. At the present time, we consider sports medicine, spine surgery and ENT surgery to be our core businesses. Sales of our spinal surgery and ENT surgery products accounted for 16% and 17%, respectively, of our product sales in the first three months of 2004 such that product sales in our three core businesses accounted for approximately 100% of our product sales in the first three months of 2004. Our products for neurosurgery, cosmetic surgery, gynecology, urology, general surgery and cardiac surgery, our non-core business, are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

For information regarding the status of our regulatory approvals for our products, see the information under the heading “Government Regulation” in our Form 10-K for the year ended December 31, 2003.

We Have Limited Marketing And Sales Experience.

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

We Are Dependent On Key Suppliers.

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

We Face Intense Competition.

The markets for our current products in our core businesses are intensely competitive. These markets include arthroscopy, spinal surgery and ENT surgery. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technology or products obsolete or uncompetitive in these markets.

In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp., and Arthrex. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing bipolar electrosurgical systems for tissue ablation and shrinkage. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies, which market products to remove tissue and treat spinal disorders. We compete against Stryker, which markets the Dekompressor device, which uses a mechanical auger to perform percutaneous discectomy. In addition, the Oratec division of Smith & Nephew, and the Radionics division of Tyco, are currently marketing percutaneous thermal heating products for treating certain types of disc pain. Our Coblation-assisted microdiscectomy (CAM) procedure competes indirectly with large spine companies and their mechanical instruments, such as DePuy Acromed, Medtronic Sofamor Danek, Centerpulse Spine Tech, Stryker Spine and Synthes. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc. (purchased by Gyrus Group, a company based in Cardiff, Wales), also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea.

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

We Face Uncertainty Over Reimbursement.

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

Our Operating Results Will Fluctuate.

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

We May Be Unable To Effectively Protect Our Intellectual Property.

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

We May Become Subject To Patent Litigation.

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

The Market Price Of Our Stock May Be Highly Volatile.

During the three months ended March 31, 2004, our common stock traded between a range of $21.53 and $27.57 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in our Form 10-K for the year ended December 31, 2003 for more information regarding fluctuations in the price of our common stock.

Delaware Law, Provisions In Our Charter And Our Stockholder Rights Plan Could Make The Acquisition Of Our Company By Another Company More Difficult.

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

We Must Obtain Governmental Clearances Or Approvals Before We Can Sell Our Products And We Must Continue To Comply With Applicable Laws And Regulations.

Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. International sales of our products are also subject to strict regulatory requirements. For more information about the U.S. and foreign regulatory requirements, see information under the heading “Government Regulation” in our Form 10-K for the year ended December 31, 2003. Information pertaining to our products and indications before they can be commercialized can be found under the heading “Government Regulations” in our Form 10-K for the year ended December 31, 2003.

Future Changes In The Accounting Treatment For Employee Stock Options May Cause Adverse Unexpected Fluctuations And Affect Our Reported Results Of Operations.

We currently account for stock options granted to employees using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price of the award on the date of the grant. On March 31, 2004, the Financial Accounting Standards Board, the principle United States accounting standards setting organization, issued a draft accounting pronouncement which, if implemented, will require us to record an expense for all outstanding unvested stock options and grants of new stock options effective January 1, 2005. The final pronouncement will be issued in the third quarter of 2004. If we are required to change our accounting policy in accordance with this draft accounting pronouncement, our reported earnings, beginning in the first quarter of 2005, would most likely be significantly negatively impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our outstanding variable-rate debt. We do not use derivative financial instruments in our investment portfolio. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents and available-for-sale securities in addition to our outstanding debt. Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

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

The functional currency of all other non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and liabilities and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gain and losses from foreign currency transactions of these subsidiaries’ financial statements are recorded as other income or loss in the statement of operations.

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

On January 13, 2004, ArthroCare filed a Form 8-K including Item 5 and Item 7 information relating to our acquisition of Medical Device Alliance Inc.

On February 2, 2004, ArthroCare filed a Form 8-K including Item 7 and Item 9 information regarding a press release announcing our results of operations for the quarter ended December 31, 2003.

On February 2, 2004, ArthroCare filed a Form 8-K including Item 5 and Item 7 information regarding a press release announcing our acquisition of Medical Device Alliance Inc.

On February 11, 2004, ArthroCare filed a Form 8-K including Item 2 and Item 7 information relating to our acquisition of Medical Device Alliance Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION a Delaware corporation

Date: May 10, 2004	/s/ Michael A. Baker
Michael A. Baker President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2004	/s/ Fernando Sanchez
Fernando Sanchez Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)