Form 10-Q
period 2004-06-30
ARTHROCARE CORP
filed 2004-08-06
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2004 was 21,598,943.

ARTHROCARE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,846	$20,890
Accounts receivable, net of allowances of $458 in 2004 and $289 in 2003	26,215	24,122
Inventories	35,889	33,072
Prepaid expenses and other current assets	10,520	6,921

Total current assets	84,470	85,005

Available-for-sale securities	13,942	10,428
Property and equipment, net	26,666	23,493
Related party receivables	1,075	1,205
Intangible assets	13,821	5,864
Goodwill	28,423	10,383
Other assets	5,377	1,760

Total assets	$173,774	$138,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,094	$6,808
Accrued liabilities	9,851	5,204
Accrued compensation	5,691	5,323

Total current liabilities	21,636	17,335

Loan payable	15,000	—
Other liabilities	3,826	155

Total liabilities	40,462	17,490

Commitments and contingencies: (Note 8)
Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized 75,000 shares:
Issued and outstanding: 21,578 shares in 2004 and 21,025 shares in 2003	22	21
Treasury stock: 2,704 shares in 2004 and 2003	(42,158)	(42,158)
Additional paid-in capital	165,389	156,283
Deferred stock-based compensation	(2,255)	(951)
Accumulated other comprehensive loss	(691)	(836)
Retained earnings	13,005	8,289

Total stockholders’ equity	133,312	120,648

Total liabilities and stockholders’ equity	$173,774	$138,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$35,904	$28,401	$70,196	$54,850
Royalties, fees and other	1,761	1,300	3,058	2,052

Total revenues	37,665	29,701	73,254	56,902
Cost of product sales	11,867	8,661	24,947	17,259

Gross profit	25,798	21,040	48,307	39,643

Operating expenses:
Research and development	3,531	2,607	6,651	5,253
Sales and marketing	14,088	11,519	28,416	23,038
General and administrative	4,302	4,781	7,620	8,693

Total operating expenses	21,921	18,907	42,687	36,984

Income from operations	3,877	2,133	5,620	2,659
Interest and other income, net	434	697	840	1,045

Income before income tax provision	4,311	2,830	6,460	3,704
Income tax provision	1,164	868	1,744	1,148

Net income	$3,147	$1,962	$4,716	$2,556

Basic net income per share	$0.15	$0.09	$0.22	$0.12

Shares used in calculating basic net income per share	21,159	20,911	21,085	21,039

Diluted net income per share	$0.14	$0.09	$0.21	$0.12

Shares used in calculating diluted net income per share	22,765	21,858	22,779	21,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$4,716	$2,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,129	4,987
Loss on disposition of equipment	39	4
Provision for doubtful accounts and product returns	208	—
Provision for excess and obsolete inventory	92	173
Realized gain on sale of long-term investment	(155)	—
Stock compensation expense	305	267
Deferred rent	7	28
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(2,188)	(541)
Inventories	(1,690)	(5,879)
Prepaid expenses and other current assets	(2,239)	(664)
Other assets	136	(41)
Accounts payable	(432)	1,761
Accrued liabilities	(86)	(2,382)
Income taxes payable	521	1,114

Net cash provided by operating activities	5,363	1,383

Cash flows from investing activities:
Purchases of property and equipment	(7,599)	(5,902)
Purchases of intangible assets	—	(2,150)
Payment for purchase of MDA, net of cash acquired	(24,694)	—
Payment for purchase of Atlantech Austria, net of cash acquired	—	(243)
Purchases of available-for-sale securities	(24,694)	(32,170)
Sales or maturities of available-for-sale securities	21,461	44,337

Net cash provided by (used in) investing activities	(35,526)	3,872

Cash flows from financing activities:
Purchase of treasury stock	—	(10,620)
Repayment on loan from bank	—	(4)
Proceeds from loan from bank, net of issuance costs	14,915	—
Proceeds from issuance of common stock, net of issuance costs	461	352
Proceeds from exercise of options to purchase common stock	5,763	750

Net cash provided by (used in) financing activities	21,139	(9,522)

Effect of exchange rate on changes in cash	(20)	13

Net decrease in cash and cash equivalents	(9,044)	(4,254)
Cash and cash equivalents, beginning of period	20,890	40,753

Cash and cash equivalents, end of period	$11,846	$36,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

The above condensed consolidated statements of cash flows and the end of period cash and cash equivalents balances do not include long-term available-for-sale securities of (in thousands) $13,942 and $10,428 at June 30, 2004 and December 31, 2003, respectively.

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

3. MDA Acquisition:

On January 28, 2004, we completed our acquisition of Medical Device Alliance Inc. (“MDA”) and its majority-owned subsidiary Parallax Medical, Inc. (“Parallax”) for a total of $27.3 million, including consideration and estimates of acquisition-related expenses, net of cash acquired, of which $2.6 million remained unpaid as of June 30, 2004. In addition, ArthroCare will make a payment in 2006 to former MDA shareholders relating to net revenue on the sale of certain of MDA’s products during the 2005 calendar year. Parallax owned a technology for the treatment of vertebral compression fractures and we intend to market the products based on this technology as a complement to our Coblation spine solutions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Pro forma total revenues	$37,665	$31,960	$73,928	$60,904

Pro forma net income	$3,147	1,169	$4,298	1,066

Pro forma basic net income per share	$0.15	$0.06	$0.20	$0.05

Pro forma diluted net income per share	$0.14	$0.05	$0.19	$0.05

4. Stock-Based Compensation:

We account for stock-based employee compensation using the intrinsic value method of accounting. Under the intrinsic value method of accounting, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award.

We account for stock options issued to non-employees using the fair value method of accounting. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. Non-employee stock-based compensation expense was $28,000 and $102,000 for the three months ended June 30, 2004 and 2003, respectively, and $48,000 and $408,000 for the six months ended June 30, 2004 and 2003, respectively. This stock-based compensation expense is included in sales and marketing and research and development expense.

Weighted-average assumptions used in determining the fair value of non-employee stock option grants using the Black-Scholes pricing model, were as follows for all periods presented:

Risk-free interest rate	2.92%
Expected life (in years)	5
Expected dividends	—
Expected volatility	70%

Had employee stock-based compensation been determined based on the fair value method as opposed to the intrinsic value method, the company’s net income (loss), net income (loss) per share and fully diluted net income (loss) per share for the three and six months ended June 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income—as reported	$3,147	$1,962	$4,716	$2,556
Employee stock-based compensation expense determined under the fair value method, net of related tax effects	(3,094)	(3,072)	(6,125)	(6,020)

Pro forma net income (loss)	$53	$(1,110)	$(1,409)	$(3,466)

Net income (loss) per share:
Basic—as reported	$0.15	$0.09	$0.22	$0.12
Basic—pro forma	$0.00	$(0.05)	$(0.07)	$(0.16)
Diluted—as reported	$0.14	$0.09	$0.21	$0.12
Diluted—pro forma	$0.00	$(0.05)	$(0.06)	$(0.16)

Restricted Stock

On April 1, 2004, we issued 70,650 shares of restricted stock to certain members of management. In connection with the issuance of these shares, we recorded $1.7 million of deferred compensation which will be amortized to compensation expense over the three-year vesting period of the restricted shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$3,147	$1,962	$4,716	$2,556

Basic:
Weighted-average shares outstanding	21,159	20,911	21,085	21,039

Basic net income per share	$0.15	$0.09	$0.22	$0.12

Diluted:
Weighted-average shares outstanding used in basic calculation	21,159	20,911	21,085	21,039
Dilutive effect of outstanding options	1,540	857	1,627	618
Dilutive effect of unvested restricted stock	66	56	67	42
Dilutive effect of outstanding warrants	—	34	—	29

Weighted-average shares and equivalents	22,765	21,858	22,779	21,728

Diluted net income per share	$0.14	$0.09	$0.21	$0.12

Options excluded from calculation as their effect would be anti-dilutive	1,150	4,487	1,047	4,791

Price range of excluded options	$23.38 - $48.56	$15.12 - $48.56	$24.01 - $48.56	$12.75 - $48.56

6. Comprehensive Income:

The components of comprehensive income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$3,147	$1,962	$4,716	$2,556
Unrealized gains(losses) on available-for-sale securities arising during the period, net of tax	(37)	92	238	556
Less: Reclassification adjustment for gains on available-for-sale securites, net of tax, included in earnings	—	(398)	(113)	(587)
Foreign currency translation adjustment	(36)	175	20	114

Comprehensive net income	$3,074	$1,831	$4,861	$2,639

7. Inventories: (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$9,297	$9,451
Work-in-process	7,432	6,062
Finished goods	19,160	17,559

Total	$35,889	$33,072

8. Intangible Assets:

Intangible assets resulting from acquisitions are estimates based on independent fair value assessments. Other intangible assets are valued at the amount paid for the assets. Intangible assets consist of the following (in thousands):

	December 31, 2003	Additions	March 31, 2004	Additions	June 30, 2004
Distribution/customer network	$2,900	$800	$3,700	$—	$3,700
OEM contractual agreements	1,100	60	1,160	—	1,160
Patents	200	1,800	2,000	—	2,000
Trade names/trademarks	700	600	1,300	—	1,300
Employment agreements	300	—	300	—	300
Non-competition agreements	100	200	300	—	300
Distributor agreements	450	—	450	—	450
Intellectual property rights	1,700	5,700	7,400	—	7,400

Gross intangible assets	7,450	9,160	16,610	—	16,610
Accumulated amortization	(1,586)	(582)	(2,168)	(621)	(2,789)

Net intangible assets	$5,864	$8,578	$14,442	$(621)	$13,821

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

Estimated future amortization expense for all intangible assets is as follows (in thousands):

2004 (6 months)	$1,325
2005	2,634
2006	2,523
2007	2,297
2008	1,474
2009 and thereafter	3,568

Total	$13,821

9. Commitments and Contingencies:

Operating Leases

We lease most of our facilities and certain equipment under operating leases. We recognize rent expense on a straight-line basis over the lease term. At June 30, 2004, total future minimum lease payments are as follows (in thousands):

2004 (6 months)	$1,110
2005	2,072
2006	2,012
2007	425

Total	$5,619

Warranties

We generally provide customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is impacted by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense varies from the original estimates. The activity in our warranty accrual for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$276	$243	$252	$243
Accruals for warranties issued during the period	72	162	411	288
Warranty costs during the period	(116)	(111)	(431)	(237)

Balance at end of period	$232	$294	$232	$294

Litigation

We are involved in litigation and other legal matters arising in the normal course of business.

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“the Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that the Defendant has been, and is currently, infringing three patents issued to ArthroCare. Specifically, the Defendant uses, imports, markets and sells electrosurgical products under the names of Dyonics Control RF System, ElectroBlade and Saphyre™ that infringe these patents. ArthroCare seeks the following remedies: (1) a judgment that the Defendant has infringed these patents; (2) a permanent injunction precluding the Defendant from using, importing, marketing and selling the above-referenced products; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions with the damages to be trebled because of the Defendant’s willful infringement. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003. The court is to hold a second trial to award damages to us for the infringing activity of the Defendant. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted ArthroCare’s motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim. On April 27, 2004, the Court rejected Smith & Nephew’s request for a stay of the permanent injunction pending appeal. On June 10, 2004, the Court issued the injunction order. Smith & Nephew has appealed all of the above rulings in the Federal Circuit Court of Appeals. The Court of Appeals has rejected Smith & Nephew’s motion to stay the injunction pending appeal.

On April 3, 2003, Smith & Nephew filed a complaint against ArthroCare in the United States District Court, Western District of Tennessee for patent infringement of two patents and for violation of Section 43(a) of the Lanham Act. This case is still in the initial discovery stage. A jury trial is scheduled for October 31, 2005. Upon initial review, we believe this complaint is without merit, and we intend to defend ourselves vigorously.

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

As part of the acquisition of MDA, we inherited two product liability suits filed against Lysonix, Inc., a manufacturer of ultrasonic liposuction equipment and a wholly-owned subsidiary of MDA. At the time of the acquisition of MDA by the Company, MDA had sold the assets of Lysonix and was no longer selling any Lysonix equipment. In one of the cases, on November 15, 2002, a product liability suit was brought against Lysonix in the 120th Judicial District Court, El Paso County, Texas. The lawsuit alleges, among other things, that a patient died after an ultrasonic-assisted liposuction procedure on October 16, 2000 at least partly as a result of Lysonix’s failure to timely warn the physician of the potential risks associated with the product. This case has been settled. The settlement had an insignificant impact on our financial position. In the other case, on January 13, 2003, a product liability suit was brought against Lysonix in the Circuit Court of Jefferson County, Alabama. The lawsuit alleges, among other things, that a patient died on January 20, 2001 after a liposuction procedure at least partly as a result of a design defect with a pressure garment sold by Lysonix. This case is still in the initial discovery stage. Upon initial review, we believe these claims to be without merit and we intend to defend ourselves vigorously.

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

10. Debt

In December 2003, we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Banc of America Securities and Wells Fargo Bank as co-loaners. Under the terms of the revolving credit facility, we may borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to 2.25% at our discretion for operating needs. The increase over the base rate is determined by our leverage ratio, as defined in the credit facility. Under the terms of the term credit facility, we may borrow $15.0 million for specified acquisitions at the same rates as noted above. The credit facility contains covenants which specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. On January 28, 2004, in connection with the acquisition of Medical Device Alliance Inc., we borrowed $15.0 million under the term credit facility. The loan is due June 30, 2009 and bears interest at a variable interest rate which is updated every three months. At June 30, 2004, the interest rate was 2.88%.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
Coblation Sports Medicine	$20,408	57%	$18,032	63%	$40,447	58%	$35,793	65%
Atlantech	2,707	8%	2,241	8%	5,858	8%	4,906	9%

Total Sports Medicine	23,115	65%	20,273	71%	46,305	66%	40,699	74%
ENT	7,158	20%	4,124	15%	12,818	18%	7,133	13%
ArthroCare Spine	5,498	15%	3,537	12%	10,967	16%	6,174	11%
Coblation Technology	133	0%	467	2%	106	0%	844	2%

Total Product Sales	$35,904	100%	$28,401	100%	$70,196	100%	$54,850	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
United States	$26,908	75%	$21,669	76%	$51,936	74%	$41,641	76%
International	8,996	25%	6,732	24%	18,260	26%	13,209	24%

Total Product Sales	$35,904	100%	$28,401	100%	$70,196	100%	$54,850	100%

Long-lived assets by geography at the balance sheet dates shown were as follows:

	June 30, 2004	December 31, 2003
United States	$52,431	$19,696
International	21,856	21,804

Total long-lived assets	$74,287	$41,500

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
Revenues:
Product sales	$35,904	95%	$28,401	96%	$70,196	96%	$54,850	96%
Royalties, fees and other	1,761	5%	1,300	4%	3,058	4%	2,052	4%

Total revenues	37,665	100%	29,701	100%	73,254	100%	56,902	100%

Cost of product sales	11,867	32%	8,661	29%	24,947	34%	17,259	30%

Gross profit	25,798	68%	21,040	71%	48,307	66%	39,643	70%

Operating expenses
Research and development	3,531	9%	2,607	9%	6,651	9%	5,253	9%
Sales and marketing	14,088	38%	11,519	39%	28,416	39%	23,038	41%
General and administrative	4,302	11%	4,781	16%	7,620	10%	8,693	15%

Total operating expenses	21,921	58%	18,907	64%	42,687	58%	36,984	65%

Income from operations	3,877	10%	2,133	7%	5,620	8%	2,659	5%
Interest and other income, net	434	1%	697	3%	840	1%	1,045	1%

Income before income tax provision	4,311	11%	2,830	10%	6,460	9%	3,704	6%
Income tax provision	1,164	3%	868	3%	1,744	3%	1,148	2%

Net income	$3,147	8%	$1,962	7%	$4,716	6%	$2,556	4%

Comparison of Three and Six Months Ended June 30, 2004 and June 30, 2003

Revenues

Product sales consist of sales of controller units and disposable devices. Product sales by product market for the periods shown were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
Coblation Sports Medicine	$20,408	57%	$18,032	63%	$40,447	58%	$35,793	65%
Atlantech	2,707	8%	2,241	8%	5,858	8%	4,906	9%

Total Sports Medicine	23,115	65%	20,273	71%	46,305	66%	40,699	74%
ENT	7,158	20%	4,124	15%	12,818	18%	7,133	13%
ArthroCare Spine	5,498	15%	3,537	12%	10,967	16%	6,174	11%
Coblation Technology	133	0%	467	2%	106	0%	844	2%

Total Product Sales	$35,904	100%	28,401	100%	70,196	100%	54,850	100%

Product sales by geography for the periods shown were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
United States	$26,908	75%	$21,669	76%	$51,936	74%	$41,641	76%
International	8,996	25%	6,732	24%	18,260	26%	13,209	24%

Total Product Sales	$35,904	100%	$28,401	100%	$70,196	100%	$54,850	100%

The increase in sales for the three and six month periods ended June 30, 2004 over the corresponding periods in 2003 is mainly due to the following factors:

•	The increased acceptance of our products;

•	The continued increase in our direct sales presence;

•	The success of our promotional programs to build market share through placement of our controller units;

•	The introduction of new products designed to address surgical procedures that have traditionally been difficult to perform; and

•	The acquisition of technologies and businesses that complement our business, such as Atlantech and Parallax.

Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. Disposable device sales were 97 percent of product sales, excluding Atlantech and Parallax product sales, for the second quarter of both 2004 and 2003, and comprised approximately 97 percent and 98 percent for the six months ended June 30, 2004 and 2003, respectively. We anticipate that disposable device sales will remain the primary component of our product sales in the near future.

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $1.8 million for the quarter ended June 30, 2004, compared to $1.3 million for the second quarter of 2003. Royalties, fees and other revenues were $3.1 million for the six months ended June 30, 2004, compared to $2.1 million for the same period in 2003. The increase over the prior year periods is due to additional licensing of our products and higher sales of our licensed products.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Cost of product sales was $11.9 million, or 33% of product sales, for the three months ended June 30, 2004, as compared to $8.7 million, or 30% of product sales, for the second quarter of 2003. The increase in cost of product sales as a percentage of product sales is due principally to increased freight costs associated with the Parallax manufacturing process and increased costs associated with our move to a third-party logistics provider. These increases were partly offset by the continually increased efficiency of the manufacturing operations resulting mostly from the transition of manufacturing operations to our Costa Rica facility.

Cost of product sales was $24.9 million, or 36% of product sales, for the six months ended June 30, 2004, as compared to $17.3 million, or 31% of product sales, for the same period in 2003. Cost of product sales for the six months ended June 30, 2004 was adversely impacted by $1.2 million, or 2% of product sales, due to the higher cost of sales related to inventory acquired from Parallax. This included inventory acquired from Parallax at market value prior to the MDA acquisition of $0.9 million and the write-up to fair value of inventory acquired in the acquisition of $0.3 million. All such higher cost inventory was sold in the first quarter of 2004 and future costs of sales related to the sale of Parallax inventory is expected to be in line with our manufacturing cost. The remaining increase in cost of product sales as a percentage of product sales is due principally to increased freight costs associated with the Parallax manufacturing process and increased costs associated with our move to a third-party logistics provider. These increases were partly offset by the continually increased efficiency of the manufacturing operations resulting mostly from the transition of manufacturing operations to our Costa Rica facility.

Operating Expenses

Research and development expenses were $3.5 million, or 9% of total revenues, for the quarter ended June 30, 2004, compared to $2.6 million, or 9% of total revenues, for second quarter of 2003. The dollar increase is due to a continued investment in our Coblation technology, which we believe is essential for us to maintain our competitive position. The dollar increase consists of $0.8 million in increased compensation and related expenses due to increased headcount, and $0.1 million in increased prototype development costs as we continue to invest in developing our technology.

Research and development expenses were $6.7 million, or 9% of total revenues, for the six months ended June 30, 2004, compared to $5.3 million, or 9% of total revenues, for the same period in 2003. The dollar increase is due to a continued investment in our Coblation technology, which we believe is essential for us to maintain our competitive position. The increase consists of $1.1 million in increased compensation and related expenses due to increased headcount, and $0.3 million in increased prototype development costs. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

Sales and marketing expenses were $14.1 million, or 38% of total revenues, for the quarter ended June 30, 2004, compared to $11.5 million, or 39% of total revenues, for the second quarter of 2003. The dollar increase consists of $1.5 million in compensation and related expenses associated with our increased direct sales force, especially in Europe, $1.0 million in increased sales commissions related to the increased product sales and $0.1 million in increased promotional, demonstration and sample expenses as we continue to promote our Coblation solutions in addition to our Atlantech and Parallax product lines.

Sales and marketing expenses were $28.4 million, or 39% of total revenues, for the six months ended June 30, 2004, compared to $23.0 million, or 41% of total revenues, for the same period of 2003. The dollar increase consists of $3.2 million in compensation and related expenses associated with our increased direct sales force, especially in Europe, $1.3 million in increased sales commissions related to the increased product sales and $0.9 million in increased promotional, demonstration and sample expenses as we continue to promote our Coblation solutions in addition to our Atlantech and Parallax product lines. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products.

General and administrative expenses were $4.3 million, or 11% of total revenues, for the quarter ended June 30, 2004, compared to $4.8 million, or 16% of total revenues, for the second quarter of 2003. The dollar decrease consists of $2.0 million in decreased legal expenses due to high legal expenses in 2003 as the company fought general and patent litigation. This decrease was partially offset by increases of $0.2 million in consulting fees, mainly for expenses relating to compliance with the Sarbanes-Oxley act, $0.3 million of amortization of intangible assets purchased from MDA, and $0.3 million in additional facilities expenses related to additional facilities acquired in the MDA acquisition.

General and administrative expenses were $7.6 million, or 10% of total revenues, for the six months ended June 30, 2004, compared to $8.7 million, or 15% of total revenues, for the same period of 2003. The dollar decrease consists of $3.2 million in decreased legal expenses due to high legal expenses in 2003 as the company fought general and patent litigation. This decrease was partially offset by increases of $0.5 million in consulting fees, mainly for expenses relating to compliance with the Sarbanes-Oxley act, $0.5 million of amortization of intangible assets purchased from MDA, and $0.7 million in addition facilities expenses related to additional facilities acquired in the MDA acquisition. We expect general and administrative expenses to increase in absolute terms as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, Net

Interest and other income, net, decreased to $0.4 million for the quarter ended June 30, 2004, compared to $0.7 million for the second quarter of 2003. Interest and other income net for the six months ended June 30, 2004 was $0.8 million, compared to $1.0 million for the same period of 2003. The decrease in interest and other income, net for compared to the prior year periods is attributable to higher interest expense as a result of our outstanding debt acquired in conjunction with the Parallax acquisition, partially offset by net foreign exchange gains.

Income Tax Provision

The provision for income taxes was $1.2 million for an effective tax rate of 27 percent for the quarter ended June 30, 2004, compared to a provision of $0.9 million for an effective tax rate of 31 percent for the second quarter of 2003. The provision for income taxes was $1.7 million for an effective tax rate of 27 percent for the six months ended June 30, 2004, compared to a provision of $1.1 million for an effective tax rate of 31 percent for the same period of 2003. The improvement in the effective tax rate is related to changes in the world-wide apportionment of income and the differing tax rates to which that income is subjected.

Liquidity and Capital Resources

At June 30, 2004, we had $62.8 million in working capital, compared to $67.7 million at December 31, 2003. Our principal sources of liquidity consisted of $25.8 million in cash, cash equivalents and long-term available-for-sale securities. Cash equivalents consist of highly liquid investments with an original maturity of ninety days or less. $0.3 million of cash on hand was restricted for use to pay a stockholders’ agent related to the MDA acquisition.

Cash generated by operating activities for the six months ended June 30, 2004 was $5.4 million, mainly attributable to net income adjusted for non-cash items and increases in accounts receivable, inventories and prepaid expenses. The increase in accounts receivable is due mainly to the increase in revenue over prior periods. The increase in inventories is due to the need to manufacture to meet the demands of the increased sales. The increase in prepaid expenses is due mainly to the payment of our annual insurance premiums during the second quarter of 2004.

Cash used in investing activities for the six months ended June 30, 2004 was $35.5 million, due mainly to our purchase of MDA during the quarter. In addition, we capitalized $6.0 million of controllers and had additional capital purchases of $1.6 million. Additionally, we had net investment purchases of $3.2 million as we were able to temporarily invest excess cash in available-for-sale securities.

Cash provided by financing activities for the six months ended June 30, 2004 was $21.1 million, due mainly to the $15.0 million loan entered into in connection with the purchase of MDA. In addition, we received $5.8 million for stock option purchases in the period as a result of our stock price increasing, inducing employees to exercise options.

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

Critical Accounting Policies

Please refer to our description of our critical accounting policies as set forth in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

We have reviewed the accounting literature and have determined that there are no new pronouncements which would affect our accounting process. However, new pronouncements, including a pronouncement on the accounting for employee stock options, may be issued before the end of fiscal year 2004 which may have an impact on our accounting processes.

Additional Factors That Might Affect Future Results

We Are Dependent Upon Our Arthroscopic Surgery System.

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 58% of our product sales in the first six months of 2004, we are highly dependent on its sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

Commercial Success Of Our Non-Arthroscopic Products Is Uncertain.

We have developed several applications for our Coblation technology in spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiac surgery through our Coblation Technologies business unit. At the present time, we consider sports medicine, spine surgery and ENT surgery to be our core businesses. Sales of our spinal surgery and ENT surgery products accounted for 16% and 18%, respectively, of our product sales in the first six months of 2004 such that product sales in our three core businesses accounted for approximately 100% of our product sales in the first six months of 2004. Our products for neurosurgery, cosmetic surgery, gynecology, urology, general surgery and cardiac surgery–our non-core business–are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities for such products. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

In July 2001, we filed a lawsuit against Smith & Nephew (the “Defendant”) alleging infringement of several of our patents. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003. The court is to hold a second trial to award damages to us for the infringing activity of the Defendant. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The court also granted ArthroCare’s motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim. On April 27, 2004, the court rejected Smith & Nephew’s request for a stay of the permanent injunction pending appeal. On June 10, 2004, the court issued the injunction order. Smith & Nephew has appealed all of the above rulings in the Federal Circuit Court of Appeals. The Court of Appeals has rejected Smith & Nephew’s motion to stay the injunction pending appeal.

On April 3, 2003, Smith & Nephew filed a complaint against ArthroCare in the United States District Court, Western District of Tennessee for patent infringement of two patents and for violation of Section 43(a) of the Lanham Act. This case is still in the initial discovery stage. A jury trial is scheduled for October 31, 2005. Upon initial review, we believe this complaint is without merit, and we intend to defend ourselves vigorously.

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

The Market Price Of Our Stock May Be Highly Volatile.

During the three months ended June 30, 2004, our common stock traded between a range of $19.48 and $29.90 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

We currently account for stock options granted to employees using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price of the award on the date of the grant. On March 31, 2004, the Financial Accounting Standards Board, the principle United States accounting standards setting organization, issued a draft accounting pronouncement which, if implemented, will require us to record an expense for all outstanding unvested stock options and grants of new stock options effective January 1, 2005. The pronouncement as currently proposed would also require us to record an expense for our employee stock purchase plan. There is considerable uncertainty as to how the final pronouncement will deal with those issues. The final pronouncement will be issued in the third quarter of 2004 and certain portions of the proposed standard may change. If we are required to change our accounting policy in accordance with this draft accounting pronouncement, our reported earnings, beginning in the first quarter of 2005, would most likely be significantly negatively impacted.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on May 26, 2004.

(b) Votes regarding the election of our directors for terms expiring at our 2005 annual meeting of stockholders:

Term expiring in 2005	For	Withheld
Michael A. Baker	19,256,979	571,111
Barbara D. Boyan, Ph.D.	19,417,339	410,751
David F. Fitzgerald	18,692,088	1,136,002
James G. Foster	18,865,198	962,892
Tord B. Lendau	19,261,539	566,551
Jerry P. Widman	19,086,829	741,261
Peter L. Wilson	18,696,548	1,131,542

The above directors constitute our entire board of directors and are the only directors whose terms continued after our annual meeting of directors.

(c) In addition to the election of directors described above, the following matters were voted upon at our annual meeting of stockholders:

(i) Votes on the proposal to approve the amendment and restatement of the Company’s 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 150,000 shares were as follows:

FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
15,712,384	476,894	19,741

(ii) Votes on the proposal to approve the amendment and restatement of the Company’s 2003 Incentive Stock Plan to (a) increase the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares and (b) provide for the ability to issue stock appreciation rights, restricted stock units, dividend equivalents, performance awards and stock payments, in addition to stock options and restricted stock awards were as follows:

FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
8,717,704	7,360,056	131,606

(iii) Votes on the proposal to approve the amendment and restatement of the Company’s 1995 Director Option Plan to (a) provide for the ability to issue restricted stock awards in addition to non-statutory options, and (b) provide new formulas for the issuance of both restricted stock awards and non-statutory options to purchase the Company’s Common Stock were as follows:

FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
10,513,142	5,651,017	45,207

(iv) Votes on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the 2004 fiscal year were as follows:

FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
19,530,954	281,312	15,823

Item 6. Exhibits and Reports on Form 8–K

a)	Exhibits

10.41	Form of “Amendment to VP Continuity Agreement” between ArthroCare Corporation and its vice presidents.

10.42	Form of “Senior VP Continuity Agreement” between ArthroCare Corporation and its senior vice presidents.

10.43	Form of “Amendment to Senior VP Continuity Agreement” between ArthroCare Corporation and its senior vice presidents.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On April 12, 2004, ArthroCare filed a Form 8-K/A including Item 7 information relating to our acquisition of Medical Device Alliance Inc.

On April 29, 2004, ArthroCare filed a Form 8-K including Item 7 information regarding a press release announcing our results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: August 6, 2004	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2004	/s/ Fernando Sanchez
Fernando Sanchez
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)