Form 10-Q/A
period 2004-03-31
ARTHROCARE CORP
filed 2004-11-26
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment is being filed to reflect the correction of errors to the Company’s condensed financial statements, as discussed in Note 3 thereto and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revised quarterly results” and Item 4 of this report, and other information related to such amended financial statements. Except for Items 1, 2 and 4 of Part I, no other information included in the original report on Form 1O-Q is amended by this Form 10-Q/A.

Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the original Quarterly Report on Form 10-Q and the Company has not updated the disclosure in this report to a later date. Therefore, this amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q. Information in such reports and documents updates and supersedes certain information contained in this amendment.

ARTHROCARE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited) (as amended)
ASSETS
Current assets:
Cash and cash equivalents	$16,615	$20,890
Accounts receivable, net of allowances of $295 in 2004 and $289 in 2003	25,302	24,122
Inventories	35,101	33,072
Prepaid expenses and other current assets	6,747	6,921

Total current assets	83,765	85,005
Available-for-sale securities	9,000	10,428
Property and equipment, net	25,628	23,493
Related party receivables	1,075	1,205
Intangible assets	14,442	5,864
Goodwill	28,423	10,383
Other assets	5,393	1,760

Total assets	$167,726	$138,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,111	$6,808
Accrued liabilities	12,041	5,204
Accrued compensation	3,947	5,323
Current portion of loan payable	2,250	—

Total current liabilities	26,349	17,335
Loan payable, net of current portion	12,750	—
Other liabilities	3,822	155

Total liabilities	42,921	17,490

Commitments and contingencies: (Note 10)

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

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(as amended)
Revenues:
Product sales	$34,292	$26,449
Royalties, fees and other	1,297	752

Total revenues	35,589	27,201

Cost of product sales	12,848	8,598

Gross profit	22,741	18,603

Operating expenses
Research and development	3,120	2,646
Sales and marketing	14,328	11,519
General and administrative	3,318	3,912

Total operating expenses	20,766	18,077

Income from operations	1,975	526
Interest and other income, net	174	348

Income before income tax provision	2,149	874
Income tax provision	580	280

Net income	$1,569	$594

Basic net income per share	$0.07	$0.03

Shares used in computing basic net income per share	20,996	21,168

Diluted net income per share	$0.07	$0.03

Shares used in computed diluted net income per share	22,785	21,736

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

3. Correction of Errors

In the course of preparing its financial statements for the quarter ended September 30, 2004, the Company noted an error related to its European subsidiaries, which had the effect of overstating cost of goods sold and interest and other income, net and understating income from operations for the first quarter of 2004 for approximately $232,000. The error had no impact on revenues, net income or net income per share for the periods presented. The error has been corrected through the amendment of amounts previously presented. The error did not affect 2003 and prior periods.

The following summarized financial information shows the amounts previously reported and the amounts as amended (in thousands).

	3 months ended March 31, 2004
	As reported	As Amended
Revenues	$35,589	$35,589
Cost of product sales	13,080	12,848
Gross profit	22,509	22,741
Operating expenses	20,766	20,766
Income from operations	1,743	1,975
Interest and other income, net	406	174
Income tax provision	580	580
Net income	1,569	1,569

Also in the course of preparing its financial statements for the quarter ended September 30, 2004, the Company identified an error in the presentation of certain balances outstanding under the term credit facility (see note 11). This error had the effect of understating the current portion of loan payable by $2,250,000 and of overstating the non-current portion of loan payable by the same amount, with no impact on the aggregate balance reported. The error has been corrected through the amendment of amounts previously presented, as depicted in the table below (in thousands):

	March 31, 2004
	As reported	As Amended
Current portion of loan payable	$—	$2,250
Loan payable, net of current portion	15,000	12,750

Total loan payable	15,000	15,000

4. MDA Acquisition:

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

Pro Forma Results (unaudited)

The following table reflects the unaudited pro forma results of operations of ArthroCare assuming that the acquisition had occurred on January 1, 2004 or 2003, respectively. These unaudited pro forma results of operations have been prepared for illustrative purposes only. This information does not purport to represent what the actual results of operations of ArthroCare would have been if the merger had actually occurred on the dates assumed and does not necessarily indicate what ArthroCare’s future operating results will be (in thousands, except per share data).

	Three Months Ended March 31,
	2004	2003
Pro forma total revenues	$36,263	$28,944

Pro forma net income (loss)	$1,151	$(103)

Pro forma basic net income per share	$0.05	$0.00

Pro forma diluted net income per share	$0.05	$0.00

5. Stock-Based Compensation:

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

6. Computation of Net Income Per Share:

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

7. Comprehensive Income:

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

8. Inventories: (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$9,621	$9,451
Work-in-process	7,753	6,062
Finished goods	17,727	17,559

Total	$35,101	$33,072

9. Intangible Assets:

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

10. Commitments and Contingencies:

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

11. Debt

In December 2003, we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Banc of America Securities and Wells Fargo Bank as co-lenders. Under the terms of the revolving credit facility, we may borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to 2.25% at our discretion for operating needs. The increase over the base rate is determined by our leverage ratio, as defined in the credit facility. Under the terms of the term credit facility, we may borrow $15.0 million for specified acquisitions at the same rates as noted above. The credit facility contains covenants which specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. On January 28, 2004, in connection with the acquisition of Medical Device Alliance Inc., we borrowed $15.0 million under the term credit facility. In September 2004, we repaid the entire $15.0 million borrowed under the term credit facility.

In October 2004, in anticipation of our acquisition of Opus Medical, we amended and restated our existing credit facility with Banc of America Securities and Wells Fargo Bank as co-lenders. Under the terms of the amended and restated credit facility, we may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan.

We may borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a eurodollar rate. The increase over the base rate of either type of loan is determined by our leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contains covenants that specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. We anticipate future borrowings under the term credit facility.

12. Product Information:

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

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	March 31, 2004	December 31, 2003
United States	$52,205	$31,329
International	21,681	21,804

Total long-lived assets	$73,886	$53,133

13. Subsequent Events:

On November 12, 2004, we executed an agreement and plan of merger with Opus Medical, Inc. (“Opus”) under which we acquired Opus for an initial payment of $90.0 million, consisting of approximately $30.0 million in cash and approximately $60.0 million in ArthroCare common stock, plus subsequent future payments in cash or common stock aggregating up to $40.0 million, plus additional future payments contingent upon the achievement of certain 2005 net revenue goals. Opus Medical develops, manufactures and markets a new patented suture management and knotless anchoring technology for the total arthroscopic repair of rotator cuff and other soft tissue injuries.

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

Results of Operations

	Three Months Ended March 31,
	2004		2003
	(as amended)
	$	%	$	%
Revenues:
Product sales	$34,292	96%	$26,449	97%
Royalties, fees and other	1,297	4%	752	3%

Total revenues	35,589	100%	27,201	100%
Cost of product sales	12,848	36%	8,598	32%

Gross profit	22,741	64%	18,603	68%

Operating expenses
Research and development	3,120	9%	2,646	10%
Sales and marketing	14,328	40%	11,519	42%
General and administrative	3,318	9%	3,912	14%

Total operating expenses	20,766	58%	18,077	66%

Income from operations	1,975	6%	526	2%
Interest and other income, net	174	0%	348	1%

Income before income tax provision	2,149	6%	874	3%
Income tax provision	580	2%	280	1%

Net income	$1,569	4%	$594	2%

Revised quarterly results

The Company has revised its quarterly income statement for the period ended March 31, 2004 from that which was reported in its 10-Q filing dated May 10, 2004. In the course of preparing its financial statements for the quarter ended September 30, 2004, the Company noted an error related to its European subsidiaries, which had the effect of overstating cost of goods sold and interest and other income, net and understating income from operations for the first quarter of 2004 for approximately $232,000. The error had no impact on revenues, net income or net income per share for the periods presented. The error has been corrected through the amendment of amounts previously presented. The error did not affect 2003 and prior periods.

In this quarterly report on Form 10-Q/A, the errors have been corrected by revising the 2004 first quarter results. These errors had no effect on revenues, net income or net income per share for any period.

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

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Cost of product sales was $12.8 million, or 36% of product sales, for the quarter ended March 31, 2004, as compared to $8.6 million, or 32% of product sales, for the first quarter of 2003. Cost of product sales for the quarter ended March 31, 2004 was adversely impacted by $1.2 million, or 4% of product sales, due to the higher cost of sales related to inventory acquired from Parallax. This included inventory acquired from Parallax at market value prior to the MDA acquisition of $0.9 million and the write-up to fair value of inventory acquired in the acquisition of $0.3 million. During the three months ended March 31, 2004, all such higher cost inventory was sold and future costs of sales related to the sale of Parallax inventory is expected to be in line with our manufacturing cost. The remaining change in cost of product sales as a percentage of product sales is due to increased controller placement costs and the lower gross margin on Atlantech sales. These decreases were partly offset by the continually increased efficiency of the manufacturing operations resulting mostly from the transition of manufacturing operations to our Costa Rica facility.

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

Interest and Other Income, Net

Interest and other income, net, increased to $0.2 million for the quarter ended March 31, 2004, compared to $0.3 million for the quarter ended March 31, 2003. The decrease in interest and other income is attributable to interest expense on our new debt.

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

In December 2003, we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Banc of America Securities and Wells Fargo Bank as co-loaners. Under the terms of the revolving credit facility, we may borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to 2.25% at our discretion for operating needs. The increase over the base rate is determined by our leverage ratio, as defined in the credit facility. Under the terms of the term credit facility, we may borrow $15.0 million for specified acquisitions at the same rates as noted above. The credit facility contains covenants which specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. On January 28, 2004, in connection with the acquisition of Medical Device Alliance Inc., we borrowed $15.0 million under the term credit facility at an interest rate of 2.88% which will be paid off in quarterly payments beginning September 30, 2004 and continuing through June 30, 2009.

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

We currently account for stock options granted to employees using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price of the award on the date of the grant. On March 31, 2004, the Financial Accounting Standards Board, the principle United States accounting standards setting organization, issued a draft accounting pronouncement which, if implemented, will require us to record an expense for all outstanding unvested stock options and grants of new stock options effective July 1, 2005. The pronouncement as currently proposed would also require us to record an expense for our employee stock purchase plan. There is considerable uncertainty as to how the final pronouncement will deal with those issues. The final pronouncement will be issued in the fourth quarter of 2004 or first quarter of 2005 and certain portions of the proposed standard may change. If we are required to change our accounting policy in accordance with this draft accounting pronouncement, our reported earnings, beginning in the third quarter of 2005, would most likely be significantly negatively impacted.

Investor Confidence And Share Value May Be Adversely Impacted If We Are Unable To Satisfactorily Report On The Adequacy Of Our Internal Controls Over Financial Reporting As Of December 31, 2004, As Required By Section 404 Of The Sarbanes-Oxley Act Of 2002.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that we will not comply with all of the requirements imposed by Section 404 by the due date for the filing of the Company’s annual report on form 10-K. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but more difficult in smaller organizations. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our external auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal control or may issue an adverse opinion on the effectiveness of our internal controls.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

In the course of preparing its financial statements for the quarter ended September 30, 2004, the Company noted an error related to its European subsidiaries, which had the effect of overstating cost of goods sold and interest and other income, net and understating income from operations for the first quarter of 2004 for approximately $232,000. The error had no impact on revenues, net income or net income per share for the periods presented. The error has been corrected through the amendment of amounts previously presented. The error did not affect 2003 and prior periods.

Our independent auditors have provided management and our Audit Committee a letter related to this error, indicating the following internal control design deficiencies which constitute a material weakness:

1.	Inadequate monitoring of foreign subsidiaries

2.	Failure to analyze financial results

3.	Failure to timely address significant audit findings

In light of these matters, the Company’s Chief Executive Officer and Chief Financial Officer now believe that the Company’s disclosure control procedures were not effective as of the end of the fiscal quarter covered by this report, since a material weakness in the control structure of the Company existed during the quarter.

We are in the process of implementing a new control and reporting system for our European subsidiaries, which will allow us to maintain the books and records of these subsidiaries in U.S. dollars, rather than various European currencies. We believe these changes will greatly reduce or eliminate the risk of a recurrence of this problem. The Company is currently evaluating the design of a new monthly review control which may mitigate these deficiencies and will be implemented immediately. We expect that changes in the reporting system will be effective no later than the end of the first quarter of 2005.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that we will not comply with all of the requirements imposed by Section 404 by the due date for the filing of the Company’s annual report on form 10-K. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but more difficult in smaller organizations. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our external auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal control or may issue an adverse opinion on the effectiveness of our internal controls.

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

ARTHROCARE CORPORATION a Delaware corporation

Date: November 22, 2004	/s/ Michael A. Baker
Michael A. Baker President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 22, 2004	/s/ Fernando Sanchez
Fernando Sanchez Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)