Form 10-Q/A
period 2004-06-30
ARTHROCARE CORP
filed 2004-11-26
CIK 1005010

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

EXPLANATORY NOTE

This amendment is being filed to reflect the correction of errors to the Company’s condensed financial statements, as discussed in Note 3 thereto and in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revised quarterly and six month ended results” and Item 4 of this report, and other information related to such amended financial statements. Except for Items 1, 2 and 4 of Part I, no other information included in the original report on Form 1O-Q is amended by this Form 10-Q/A.

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
	(Unaudited)
	(as amended)
ASSETS
Current assets:
Cash and cash equivalents	$11,846	$20,890
Accounts receivable, net of allowances of $458 in 2004 and $289 in 2003	26,215	24,122
Inventories	35,889	33,072
Prepaid expenses and other current assets	10,520	6,921

Total current assets	84,470	85,005

Available-for-sale securities	13,942	10,428
Property and equipment, net	26,666	23,493
Related party receivables	1,075	1,205
Intangible assets	13,821	5,864
Goodwill	28,423	10,383
Other assets	5,377	1,760

Total assets	$173,774	$138,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,094	$6,808
Accrued liabilities	9,851	5,204
Accrued compensation	5,691	5,323
Current portion of loan payable	3,000	—

Total current liabilities	24,636	17,335

Loan payable, net of current portion	12,000	—
Other liabilities	3,826	155

Total liabilities	40,462	17,490

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

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(as amended)		(as amended)
Revenues:
Product sales	$35,904	$28,401	$70,196	$54,850
Royalties, fees and other	1,761	1,300	3,058	2,052

Total revenues	37,665	29,701	73,254	56,902
Cost of product sales	11,386	8,661	24,234	17,259

Gross profit	26,279	21,040	49,020	39,643

Operating expenses:
Research and development	3,531	2,607	6,651	5,253
Sales and marketing	14,088	11,519	28,416	23,038
General and administrative	4,302	4,781	7,620	8,693

Total operating expenses	21,921	18,907	42,687	36,984

Income from operations	4,358	2,133	6,333	2,659
Interest and other income (expense), net	(47)	697	127	1,045

Income before income tax provision	4,311	2,830	6,460	3,704
Income tax provision	1,164	868	1,744	1,148

Net income	$3,147	$1,962	$4,716	$2,556

Basic net income per share	$0.15	$0.09	$0.22	$0.12

Shares used in calculating basic net income per share	21,159	20,911	21,085	21,039

Diluted net income per share	$0.14	$0.09	$0.21	$0.12

Shares used in calculating diluted net income per share	22,765	21,858	22,779	21,728

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

3. Correction of Errors

In the course of preparing its financial statements for the quarter ended September 30, 2004, the Company noted an error related to its European subsidiaries, which had the effect of overstating cost of goods sold and other income, net and understating income from operations for the first and second quarters of 2004 and for the six months ended June 30, 2004 for approximately $232,000, $481,000 and $713,000, respectively. The error had no impact on revenues, net income or net income per share for the periods presented. The error has been corrected through the amendment of amounts previously presented. The error did not affect 2003 and prior periods.

The following summarized financial information shows the amounts previously reported and the amounts as amended (in thousands).

	3 months ended June 30, 2004		6 months ended June 30, 2004
	As reported	As Amended	As reported	As Amended
Revenues	$37,665	$37,665	$73,254	$73,254
Cost of product sales	11,867	11,386	24,947	24,234
Gross profit	25,798	26,279	48,307	49,020
Operating expenses	21,921	21,921	42,687	42,687
Income from operations	3,877	4,358	5,620	6,333
Interest and other income(expense), net	434	(47)	840	127
Income tax provision	1,164	1,164	1,744	1,744
Net income	3,147	3,147	4,716	4,716

Also in the course of preparing its financial statements for the quarter ended September 30, 2004, the Company identified an error in the presentation of certain balances outstanding under the term credit facility (see note 11). This error had the effect of understating the current portion of loan payable by $3.0 million and of overstating the non-current portion of loan payable by the same amount, with no impact on the aggregate balance reported. The error has been corrected through the amendment of amounts previously presented, as depicted in the table below (in thousands):

	June 30, 2004
	As reported	As Amended
Current portion of loan payable	$—	$3,000
Loan payable, net of current portion	15,000	12,000

Total loan payable	$15,000	$15,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Pro forma total revenues	$37,665	$31,960	$73,928	$60,904

Pro forma net income	$3,147	$1,169	$4,298	$1,066

Pro forma basic net income per share	$0.15	$0.06	$0.20	$0.05

Pro forma diluted net income per share	$0.14	$0.05	$0.19	$0.05

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

8. Inventories: (in thousands):

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

13. Subsequent Event

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2004 (as amended)		2003		2004 (as amended)		2003
	$	%	$	%	$	%	$	%
Revenues:
Product sales	$35,904	95%	$28,401	96%	$70,196	96%	$54,850	96%
Royalties, fees and other	1,761	5%	1,300	4%	3,058	4%	2,052	4%

Total revenues	37,665	100%	29,701	100%	73,254	100%	56,902	100%

Cost of product sales	11,386	30%	8,661	29%	24,234	33%	17,259	30%

Gross profit	26,279	70%	21,040	71%	49,020	67%	39,643	70%

Operating expenses
Research and development	3,531	9%	2,607	9%	6,651	9%	5,253	9%
Sales and marketing	14,088	38%	11,519	39%	28,416	39%	23,038	41%
General and administrative	4,302	11%	4,781	16%	7,620	10%	8,693	15%

Total operating expenses	21,921	58%	18,907	64%	42,687	58%	36,984	65%

Income from operations	4,358	12%	2,133	7%	6,333	9%	2,659	5%
Interest and other income (expense), net	(47)	(1)%	697	3%	127	0%	1,045	1%

Income before income tax provision	4,311	11%	2,830	10%	6,460	9%	3,704	6%
Income tax provision	1,164	3%	868	3%	1,744	3%	1,148	2%

Net income	$3,147	8%	$1,962	7%	$4,716	6%	$2,556	4%

Revised quarterly and six month ended results

The Company has revised its quarterly and six months income statement for the periods ended June 30, 2004 from that which was reported in its 10-Q filing dated August 6, 2004. In the course of preparing its financial statements for the quarter ended September 30, 2004, the Company noted an error related to its European subsidiaries, which had the effect of overstating cost of goods sold and other income, net and understating income from operations for the first and second quarters of 2004 and for the six months ended June 30, 2004 for approximately $232,000, $481,000 and $713,000, respectively. The error had no impact on revenues, net income or net income per share for the periods presented. The error has been corrected through the amendment of amounts previously presented. The error did not affect 2003 and prior periods.

In this quarterly report on Form 10-Q/A, the errors have been corrected by revising the 2004 second quarter results for the second quarter error and correcting the 2004 year-to-date results. The company has also filed an amended quarterly report on Form 10-Q/A for the first quarter of 2004.

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

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Cost of product sales was $11.4 million, or 30% of product sales, for the three months ended June 30, 2004, as compared to $8.7 million, or 29% of product sales, for the second quarter of 2003. The increase in cost of product sales as a percentage of product sales is due principally to increased freight costs associated with the Parallax manufacturing process and increased costs associated with our move to a third-party logistics provider. These increases were partly offset by the continually increased efficiency of the manufacturing operations resulting mostly from the transition of manufacturing operations to our Costa Rica facility.

Cost of product sales was $24.2 million, or 33% of product sales, for the six months ended June 30, 2004, as compared to $17.3 million, or 30% of product sales, for the same period in 2003. Cost of product sales for the six months ended June 30, 2004 was adversely impacted by $1.2 million, or 2% of product sales, due to the higher cost of sales related to inventory acquired from Parallax. This included inventory acquired from Parallax at market value prior to the MDA acquisition of $0.9 million and the write-up to fair value of inventory acquired in the acquisition of $0.3 million. All such higher cost inventory was sold in the first quarter of 2004 and future costs of sales related to the sale of Parallax inventory is expected to be in line with our manufacturing cost. The remaining increase in cost of product sales as a percentage of product sales is due principally to increased freight costs associated with the Parallax manufacturing process and increased costs associated with our move to a third-party logistics provider. These increases were partly offset by the continually increased efficiency of the manufacturing operations resulting mostly from the transition of manufacturing operations to our Costa Rica facility.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased to $0.0 million for the quarter ended June 30, 2004, compared to $0.7 million for the second quarter of 2003. Interest and other income, net for the six months ended June 30, 2004 was $0.1 million, compared to $1.0 million for the same period of 2003. The decrease in interest and other income, net for compared to the prior year periods is attributable to higher interest expense as a result of our outstanding debt acquired in conjunction with the Parallax acquisition.

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

In the course of preparing its financial statements for the quarter ended September 30, 2004, the Company noted an error related to its European subsidiaries, which had the effect of overstating cost of goods sold and other income, net and understating income from operations for the first and second quarters of 2004 and for the six months ended June 30, 2004 for approximately $232,000, $481,000 and $713,000, respectively. The error had no impact on revenues, net income or net income per share for the periods presented. The error has been corrected through the amendment of amounts previously presented. The error did not affect 2003 and prior periods.

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