Form 10-Q
period 2004-09-30
ARTHROCARE CORP
filed 2004-11-26
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

Act Rule 12b-2).    Yes  ☒     No  ☐.

The number of shares outstanding of the registrant’s common stock as of October 29, 2004 was 21,650,341.

ARTHROCARE CORPORATION

Part I. FINANCIAL INFORMATION Item 1. Financial Statements ARTHROCARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,450	$20,890
Accounts receivable, net of allowances of $580 in 2004 and $289 in 2003	27,908	24,122
Inventories	37,203	33,072
Prepaid expenses and other current assets	9,030	6,921

Total current assets	92,591	85,005

Available-for-sale securities	—	10,428
Property and equipment, net	27,640	23,493
Related party receivables	1,075	1,205
Intangible assets	13,158	5,864
Goodwill	28,423	10,383
Other assets	5,379	1,760

Total assets	$168,266	$138,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,254	$6,808
Accrued liabilities	11,383	5,204
Accrued compensation	6,101	5,323

Total current liabilities	24,738	17,335

Other liabilities	3,825	155

Total liabilities	28,563	17,490

Commitments and contingencies: (Note 9)

Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized: 75,000 shares
Issued and outstanding: 21,746 shares in 2004 and 21,025 shares in 2003	22	21
Treasury stock: 2,704 shares in 2004 and 2003	(42,158)	(42,158)
Additional paid-in capital	167,752	156,283
Deferred stock-based compensation	(1,882)	(951)
Accumulated other comprehensive loss	(657)	(836)
Retained earnings	16,626	8,289

Total stockholders’ equity	139,703	120,648

Total liabilities and stockholders’ equity	$168,266	$138,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product sales	$36,811	$28,559	$107,007	$83,409
Royalties, fees and other	1,383	881	4,441	2,933

Total revenues	38,194	29,440	111,448	86,342

Cost of product sales	12,139	9,066	36,373	26,325

Gross profit	26,055	20,374	75,075	60,017

Operating expenses:
Research and development	3,189	3,068	9,840	8,321
Sales and marketing	13,916	11,573	42,332	34,611
General and administrative	4,305	3,289	11,925	11,982

Total operating expenses	21,410	17,930	64,097	54,914

Income from operations	4,645	2,444	10,978	5,103
Interest and other income, net	316	591	443	1,636

Income before income tax provision	4,961	3,035	11,421	6,739
Income tax provision	1,340	941	3,084	2,089

Net income	$3,621	$2,094	$8,337	$4,650

Basic net income per share	$0.17	$0.10	$0.39	$0.22

Shares used in calculating basic net income per share	21,411	20,650	21,203	20,908

Diluted net income per share	$0.16	$0.10	$0.36	$0.21

Shares used in calculating diluted net income per share	23,194	21,796	22,926	21,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$8,337	$4,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,614	7,523
Loss on disposition of equipment	85	5
Provision for doubtful accounts and product returns	357	—
Provision for excess and obsolete inventory	247	227
Realized gain on sale of long-term investment	(333)	—
Stock compensation expense	569	366
Deferred rent	6	38
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(4,030)	(987)
Inventories	(3,158)	(9,738)
Prepaid expenses and other current assets	(2,024)	(462)
Other assets	134	(41)
Accounts payable	728	275
Accrued liabilities	788	(1,566)
Income taxes payable	1,589	2,202

Net cash provided by operating activities	12,909	2,492

Cash flows from investing activities:
Purchases of property and equipment	(11,441)	(9,485)
Purchases of intangible assets	—	(2,150)
Payment for purchase of MDA, net of cash acquired	(24,694)	—
Payment for purchase of Atlantech Austria, net of cash acquired	—	(630)
Purchases of available-for-sale securities	(50,932)	(32,170)
Sales or maturities of available-for-sale securities	61,855	44,337

Net cash used in investing activities	(25,212)	(98)

Cash flows from financing activities:
Purchase of treasury stock	—	(11,262)
Repayment on loan from bank	(15,000)	(49)
Proceeds from loan from bank, net of issuance costs	14,915	—
Proceeds from issuance of common stock, net of issuance costs	461	352
Proceeds from exercise of options to purchase common stock	9,509	1,487

Net cash provided by (used in) financing activities	9,885	(9,472)

Effect of exchange rate on changes in cash	(22)	17

Net decrease in cash and cash equivalents	(2,440)	(7,061)
Cash and cash equivalents, beginning of period	20,890	40,753

Cash and cash equivalents, end of period	$18,450	$33,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

The above condensed consolidated statements of cash flows and the end of period cash and cash equivalents balances do not include long-term available-for-sale securities of (in thousands) $0 and $10,428 at September 30, 2004 and December 31, 2003, respectively.

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

2. Basis of Presentation:

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and in accordance with the rules and regulations of Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission. Certain items relating to the classification of foreign exchange gains and losses on inventory transfers have been reclassified in the statement of operations for the nine months ended September 30, 2004 to conform to the prior year presentation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position, results of operations and cash flows of ArthroCare and its subsidiaries for the periods indicated.

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

3. MDA Acquisition:

On January 28, 2004, we completed our acquisition of Medical Device Alliance Inc. (“MDA”) and its majority-owned subsidiary Parallax Medical, Inc. (“Parallax”) for a total of $27.3 million, including consideration and estimates of acquisition-related expenses, net of cash acquired, of which $3.8 million remained unpaid as of September 30, 2004. In addition, ArthroCare will make a payment in 2006 to former MDA shareholders relating to net revenue on the sale of certain of MDA’s products during the 2005 calendar year. The amount of the payment will be a multiple of revenues related to the MDA technology, less consideration already paid and certain other holdbacks. Parallax owned a technology for the treatment of vertebral compression fractures and we intend to market the products based on this technology as a complement to our Coblation spine solutions.

The MDA acquisition was accounted for using the purchase method of accounting. The net purchase price included the original purchase price and contingent consideration based on the net assets acquired. The original purchase price was paid in January 2004. The majority of the contingent consideration was paid in April 2004. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, including intangible assets, and liabilities assumed based on the estimated fair values at the date of the acquisition. The value of assets and liabilities was estimated based on purchase price and future intended use. The value of intangible assets was estimated based on estimated future benefits of the various intangible assets acquired. The excess of the purchase price over the fair value of assets acquired and liabilities assumed has been recorded as goodwill. The premium paid for the acquisition over the valuation of the identifiable assets was based on management’s belief that MDA’s technology for bone access, percutaneous injection of bone cement and bone augmentation in the spine were of significant strategic importance in our expanded interventional spine strategy and to create a multi-procedure interventional spine business. Operating results from the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Pro forma total revenues	$38,194	$31,702	$112,121	$92,606

Pro forma net income	$3,621	$1,128	$7,919	2,194

Pro forma basic net income per share	$0.17	$0.05	$0.38	$0.10

Pro forma diluted net income per share	$0.16	$0.05	$0.35	$0.10

4. Stock-Based Compensation:

We account for stock-based employee compensation using the intrinsic value method of accounting. Under the intrinsic value method of accounting, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award.

We account for stock options issued to non-employees using the fair value method of accounting. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. Non-employee stock-based compensation expense was $60,000 and $44,000 for the three months ended September 30, 2004 and 2003, respectively, and $108,000 and $451,000 for the nine months ended September 30, 2004 and 2003, respectively. This stock-based compensation expense is included in sales and marketing and research and development expense.

Weighted-average assumptions used in determining the fair value of non-employee stock option grants using the Black-Scholes pricing model, were as follows for all periods presented:

Risk-free interest rate	2.92%
Expected life (in years)	5
Expected dividends	—
Expected volatility	70%

Had employee stock-based compensation been determined based on the fair value method as opposed to the intrinsic value method, the company’s net income (loss), net income (loss) per share and fully diluted net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income—as reported	$3,621	$2,094	$8,337	$4,650
Employee stock-based compensation expense determined under the fair value method, net of related tax effects	(2,854)	(3,295)	(9,042)	(9,315)

Pro forma net income (loss)	$767	$(1,201)	$(705)	$(4,665)

Net income (loss) per share:
Basic—as reported	$0.17	$0.10	$0.39	$0.22
Basic—pro forma	$0.04	$(0.06)	$(0.03)	$(0.22)
Diluted—as reported	$0.16	$0.10	$0.36	$0.21
Diluted—pro forma	$0.03	$(0.06)	$(0.03)	$(0.22)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,621	$2,094	$8,337	$4,650

Basic:
Weighted-average shares outstanding	21,411	20,650	21,203	20,908

Basic net income per share	$0.17	$0.10	$0.39	$0.22

Diluted:
Weighted-average shares outstanding used in basic calculation	21,411	20,650	21,203	20,908
Dilutive effect of outstanding options	1,702	1,051	1,651	752
Dilutive effect of unvested restricted stock	81	67	72	56
Dilutive effect of outstanding warrants	—	28	—	24

Weighted-average shares and equivalents	23,194	21,796	22,926	21,740

Diluted net income per share	$0.16	$0.10	$0.36	$0.21

Options excluded from calculation as their effect would be anti-dilutive	771	2,251	811	2,780

Price range of excluded options	$25.79 - $48.56	$17.06 - $48.56	$24.56 - $48.56	$14.20 - $48.56

6. Comprehensive Income:

The components of comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,621	$2,094	$8,337	$4,650
Unrealized gains(losses) on available-for-sale securities arising during the period, net of tax	37	—	275	556
Less: Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	—	—	(113)	(587)
Foreign currency translation adjustment	(24)	(111)	(4)	6

Comprehensive net income	$3,634	$1,983	$8,495	$4,625

7. Inventories: (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$11,511	$9,451
Work-in-process	4,416	6,062
Finished goods	21,276	17,559

Total	$37,203	$33,072

8. Intangible Assets:

Intangible assets resulting from acquisitions are estimates based on independent fair value assessments. Other intangible assets are valued at the amount paid for the assets. Intangible assets consist of the following (in thousands):

	December 31, 2003	Additions	June 30, 2004	Additions	September 30, 2004
Distribution/customer network	$2,900	$800	$3,700	$—	$3,700
OEM contractual agreements	1,100	60	1,160	—	1,160
Patents	200	1,800	2,000	—	2,000
Trade names/trademarks	700	600	1,300	—	1,300
Employment agreements	300	—	300	—	300
Non-competition agreements	100	200	300	—	300
Distributor agreements	450	—	450	—	450
Intellectual property rights	1,700	5,700	7,400	—	7,400

Gross intangible assets	7,450	9,160	16,610	—	16,610
Accumulated amortization	(1,586)	(1,203)	(2,789)	(663)	(3,452)

Net intangible assets	$5,864	$7,957	$13,821	$(663)	$13,158

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

Estimated future amortization expense for all intangible assets is as follows (in thousands):

2004 (3 months)	$662
2005	2,634
2006	2,523
2007	2,297
2008	1,474
2009 and thereafter	3,568

Total	$13,158

9. Commitments and Contingencies:

Operating Leases

We lease most of our facilities and certain equipment under operating leases. We recognize rent expense on a straight-line basis over the lease term. At September 30, 2004, total future minimum lease payments are as follows (in thousands):

2004 (3 months)	$556
2005	2,072
2006	2,012
2007 and thereafter	425

Total	$5,065

Warranties

We generally provide customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is impacted by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense varies from the original estimates. The activity in our warranty accrual for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$232	$294	$252	$243
Accruals for warranties issued during the period	108	214	519	503
Warranty costs during the period	(108)	(149)	(539)	(387)

Balance at end of period	$232	$359	$232	$359

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

As part of the acquisition of MDA, we inherited two product liability suits filed against Lysonix, Inc., a manufacturer of ultrasonic liposuction equipment and a wholly-owned subsidiary of MDA. At the time of the acquisition of MDA by the Company, MDA had sold the assets of Lysonix and was no longer selling any Lysonix equipment. In one of the cases, on November 15, 2002, a product liability suit was brought against Lysonix in the 120th Judicial District Court, El Paso County, Texas. The lawsuit alleges, among other things, that a patient died after an ultrasonic-assisted liposuction procedure on October 16, 2000 at least partly as a result of Lysonix’s failure to timely warn the physician of the potential risks associated with the product. This case has been settled. The settlement had an insignificant impact on our financial position. In the other case, on January 13, 2003, a product liability suit was brought against Lysonix in the Circuit Court of Jefferson County, Alabama. The lawsuit alleges, among other things, that a patient died after a liposuction procedure on January 20, 2001 at least partly as a result of a design defect with a pressure garment sold by Lysonix. This case is still in the initial discovery stage. Upon initial review, we believe these claims to be without merit and we intend to defend ourselves vigorously.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
Sports Medicine	23,340	64%	20,091	70%	69,645	65%	60,791	73%
ENT	7,423	20%	4,671	17%	20,241	19%	11,803	14%
Spine	5,961	16%	3,715	13%	16,928	16%	9,888	12%
Coblation Technology	87	0%	82	0%	193	0%	927	1%

Total Product Sales	$36,811	100%	$28,559	100%	$107,007	100%	$83,409	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
United States	$27,563	75%	$21,283	75%	$79,499	74%	$62,924	75%
International	9,248	25%	7,276	25%	27,508	26%	20,485	25%

Total Product Sales	$36,811	100%	$28,559	100%	$107,007	100%	$83,409	100%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	September 30, 2004	December 31, 2003
United States	$25,373	$18,956
International	8,722	7,502

Total long-lived assets	$34,095	$26,458

12. Correction of Errors

In the course of preparing its financial statements for the quarter ended September 30, 2004, the Company noted an error related to its European subsidiaries, which had the effect of overstating cost of goods sold and interest and other income, net and understating income from operations for the first and second quarters of 2004 and for the six months ended June 30, 2004 for approximately $232,000, $481,000 and $713,000, respectively. The error had no impact on revenues, net income or net income per share for the periods presented. The error has been corrected through the amendment of amounts previously presented. The Company has filed amended quarterly reports on Form 10-Q/A for each of the first two quarters of 2004. The error did not affect 2003 and prior periods.

The following summarized financial information shows the amounts previously reported and the amounts as amended:

	3 months ended March 31, 2004		3 months ended June 30, 2004
	As reported	As amended	As reported	As amended
Revenues	$35,589	$35,589	$37,665	$37,665
Cost of product sales	13,080	12,848	11,867	11,386
Gross profit	22,509	22,741	25,798	26,279
Operating expenses	20,766	20,766	21,921	21,921
Income from operations	1,743	1,975	3,877	4,358
Interest and other income (expense), net	406	174	434	(47)
Income tax provision	580	580	1,164	1,164
Net income	1,569	1,569	3,147	3,147

Also, in the course of preparing its financial statements for the quarter ended September 30, 2004, the Company identified an error in the presentation of certain balances outstanding under the term credit facility (see note 10). This error had the effect of understating the current portion of the loan payable by $2.250 million and 3.0 million and overstating the non-current portion by the same amount for the balances at March 31, 2004 and June 30, 2004, respectively. It had no impact on and the aggregate balance reported. The error has been corrected through the amendment of amounts previously presented, as depicted in the table below (in thousands):

	March 31, 2004		June 30, 2004
	As reported	As amended	As reported	As amended
Current portion of loan payable	$—	$2,250	$—	$3,000
Loan payable, net of current portion	15,000	12,750	15,000	12,000

Total loan payable	$15,000	$15,000	$15,000	$15,000

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

Overview

We are a multi-business medical device company that develops, manufactures and markets minimally invasive surgical products. Many of our products are based on our patented Coblation® technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue and thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate (or disintigrate or remove), shrink, sculpt, cut, aspirate and suction soft-tissue with one multi-purpose surgical system.

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

On November 12, 2004, we executed an agreement and plan of merger with Opus Medical, Inc. under which we acquired Opus Medical for an initial payment of $90.0 million, consisting of approximately $30.0 million in cash and approximately $60.0 million in ArthroCare common stock, plus subsequent future payments aggregating up to $40.0 million, plus additional future payments contingent upon the achievement of certain 2005 net revenue goals. Opus Medical develops, manufactures and markets a new patented suture management and knotless anchoring technology for the total arthroscopic repair of rotator cuff and other soft tissue injuries.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
Revenues:
Product sales	$36,811	96%	$28,559	97%	$107,007	96%	$83,409	97%
Royalties, fees and other	1,383	4%	881	3%	4,441	4%	2,933	3%

Total revenues	38,194	100%	29,440	100%	111,448	100%	86,342	100%

Cost of product sales	12,139	32%	9,066	31%	36,373	33%	26,325	30%

Gross profit	26,055	68%	20,374	69%	75,075	67%	60,017	70%

Operating expenses
Research and development	3,189	8%	3,068	10%	9,840	9%	8,321	10%
Sales and marketing	13,916	37%	11,573	40%	42,332	38%	34,611	40%
General and administrative	4,305	11%	3,289	11%	11,925	11%	11,982	14%

Total operating expenses	21,410	56%	17,930	61%	64,097	58%	54,914	64%

Income from operations	4,645	12%	2,444	8%	10,978	9%	5,103	6%
Interest and other income, net	316	1%	591	2%	443	(1)%	1,636	2%

Income before income tax provision	4,961	13%	3,035	10%	11,421	10%	6,739	8%
Income tax provision	1,340	4%	941	3%	3,084	3%	2,089	3%

Net income	$3,621	9%	$2,094	7%	$8,337	7%	$4,650	5%

Revised quarterly and year to date results

The Company has revised its quarterly and nine months income statement for the periods ended September 30, 2004 from that which was reported in its press release dated October, 19, 2004. In the course of preparing its financial statements for the quarter ended September 30, 2004, the Company noted an error related to its European subsidiaries, which had the effect of overstating cost of goods sold and interest and other income, net and understating income from operations for the first, second and third quarters of 2004 for approximately $232,000, $481,000 and $256,000, respectively. The error had no impact on revenues, net income or net income per share for the periods presented. The error has been corrected through the amendment of amounts previously presented. The error did not affect 2003 and prior periods.

In this quarterly report on Form 10-Q, the errors have been corrected by revising the 2004 third quarter results for the third quarter error and correcting the 2004 year-to-date results. The company has filed amended quarterly reports on Form 10-Q/A for the first and second quarters of 2004 to correct these errors.

Comparison of Three and Nine Months Ended September 30, 2004 and 2003

Revenues

Product sales consist of sales of disposable devices and controller units. Product sales by product market for the periods shown were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
Sports Medicine	23,340	64%	20,091	70%	69,645	65%	60,791	73%
ENT	7,423	20%	4,671	17%	20,241	19%	11,803	14%
Spine	5,961	16%	3,715	13%	16,928	16%	9,888	12%
Coblation Technology	87	0%	82	0%	193	0%	927	1%

Total Product Sales	$36,811	100%	$28,559	100%	$107,007	100%	$83,409	100%

Product sales by geography for the periods shown were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	$	%	$	%	$	%	$	%
United States	$27,563	75%	$21,283	75%	$79,499	74%	$62,924	75%
International	9,248	25%	7,276	25%	27,508	26%	20,485	25%

Total Product Sales	$36,811	100%	$28,559	100%	$107,007	100%	$83,409	100%

The increase in sales for the three and nine month periods ended September 30, 2004 over the corresponding periods in 2003 is mainly due to the following factors:

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

Overall, disposable devices are consistently sold at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. Disposable device sales were 97 percent of product sales, excluding Atlantech and Parallax product sales, for the third quarter of both 2004 and 2003, and comprised approximately 97 percent and 98 percent for the nine months ended September 30, 2004 and 2003, respectively. We anticipate that disposable device sales will remain the primary component of our product sales in the near future.

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $1.4 million for the quarter ended September 30, 2004, compared to $0.9 million for the third quarter of 2003. Royalties, fees and other revenues were $4.4 million for the nine months ended September 30, 2004, compared to $2.9 million for the same period in 2003. The increase over the prior year periods is due to additional licensing of our products and higher sales of our licensed products.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Cost of product sales for the quarters in 2003 and 2004 included amortization of capitalized controllers as follows:

	Q1 2003	Q2 2003	Q3 2003	Q4 2003	Q1 2004	Q2 2004	Q3 2004
Product Sales	26,449	28,401	28,559	31,310	34,292	35,904	36,811
Controller Depreciation	1,197	1,245	1,292	1,384	1,445	1,516	1,571
Depreciation as % of Product Sales	4.5%	4.4%	4.5%	4.4%	4.2%	4.2%	4.3%

Cost of product sales was $12.1 million, or 32% of product sales, for the three months ended September 30, 2004, as compared to $9.1 million, or 31% of product sales, for the third quarter of 2003. This increase in cost of product sales as a percentage of product sales was mainly due to increased freight costs associated with the Parallax manufacturing process and costs associated with our move to a third-party logistics provider. These increased costs more than offset the favorable impact of the continually increased efficiency of our Costa Rica manufacturing facility.

Cost of product sales was $36.4 million, or 33% of product sales, for the nine months ended September 30, 2004, as compared to $26.3 million, or 30% of product sales, for the same period in 2003. Cost of product sales for the nine months ended September 30, 2004 was adversely impacted by $1.2 million, or 2% of product sales, due to the higher cost of sales related to inventory acquired from Parallax. This included inventory acquired from Parallax at market value prior to the MDA acquisition of $0.9 million and the write-up to fair value of inventory acquired in the acquisition of $0.3 million. All such higher cost inventory was sold in the first quarter of 2004 and future costs of sales related to the sale of Parallax inventory is expected to be in line with our manufacturing cost.

The increase in cost of product sales as a percentage of product sales is due principally to increased freight costs associated with the Parallax manufacturing process and costs associated with our move to a third-party logistics provider. This was partially offset by the favorable impact of the continually increased efficiency of our Costa Rica manufacturing facility.

Operating Expenses

Research and development expenses were $3.2 million, or 8% of total revenues, for the quarter ended September 30, 2004, compared to $3.1 million, or 10% of total revenues, for the third quarter of 2003. The dollar increase is due to a continued investment in our Coblation technology, which we believe is essential for us to maintain our competitive position. The dollar increase consists of $0.4 million in increased compensation and related expenses due to increased headcount related to a continuing investment in our various product lines, partially offset by approximately $0.3 million in reduced prototype development costs.

Research and development expenses were $9.8 million, or 9% of total revenues, for the nine months ended September 30, 2004, compared to $8.3 million, or 10% of total revenues, for the corresponding period in 2003. The dollar increase is due to a continued investment in our Coblation technology, which we believe is essential for us to maintain our competitive position. The dollar increase consists of $1.4 million in increased compensation and related expenses due to increased headcount, and $0.7 million in additional infrastructure expenses related to our continuing investment in our various product lines, partially offset by $0.6 million in decreased prototype development costs. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents, but anticipate expenses to decrease slightly as a percentage of product sales.

Sales and marketing expenses were $13.9 million, or 37% of total revenues, for the quarter ended September 30, 2004, compared to $11.6 million, or 40% of total revenues, for the third quarter of 2003. The dollar increase consists of $0.7 million in additional compensation and related expenses associated with our increased direct sales force, especially in Europe, $1.3 million in increased sales commissions related to the increased product sales and $0.3 million in increased promotional, demonstration and sample expenses as we continue to promote our Coblation solutions in addition to our Atlantech and Parallax product lines.

Sales and marketing expenses were $42.3 million, or 38% of total revenues, for the nine months ended September 30, 2004, compared to $34.6 million, or 40% of total revenues, for the corresponding period of 2003. The dollar increase consists of $3.8 million in additional compensation and related expenses associated with our increased direct sales force, especially in Europe, $2.6 million in increased sales commissions related to the increased product sales and $1.1 million in increased promotional, demonstration and sample expenses as we continue to promote our Coblation solutions in addition to our Atlantech and Parallax product lines. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products.

General and administrative expenses were $4.3 million, or 11% of total revenues, for the quarter ended September 30, 2004, compared to $3.3 million, or 11% of total revenues, for the third quarter of 2003. The dollar increase consists of $0.5 million in increased consulting fees, mainly due to compliance with section 404 of the Sarbanes-Oxley Act, $0.3 million due to the amortization of intangible assets purchased from MDA and $0.2 million in additional facilities expenses related to additional facilities acquired in the MDA acquisition. These increases were partially offset by a decrease of $0.1 million in legal expenses due to high legal expenses in 2003 as the company fought general and patent litigation.

General and administrative expenses were $11.9 million, or 11% of total revenues, for the nine months ended September 30, 2004, compared to $12.0 million, or 14% of total revenues, for the corresponding period of 2003. The dollar decrease consists of $3.3 million in decreased legal expenses due to high legal expenses in 2003 as the company fought general and patent litigation. This decrease was partially offset by increases of $1.4 million in payroll-related expenses and consulting fees, mainly for expenses relating to compliance with the Sarbanes-Oxley act, $0.9 million of amortization of intangible assets purchased from MDA, and $1.0 million in addition facilities expenses related to additional facilities acquired in the MDA acquisition. We expect general and administrative expenses to increase in absolute terms as we continue business development activities and incur additional legal costs associated with patent infringement actions.

Interest and Other Income, Net

Interest and other income, net was $0.3 million for the quarter ended September 30, 2004, compared to a net gain of $0.6 million for the third quarter of 2003. Interest and other income, net was $0.4 million for the nine months ended September 30, 2004, compared to $1.6 for the corresponding period in 2003. The decrease in other income from 2003 to 2004 for the periods presented is due to foreign exchange gains in 2003 from our European subsidiaries as the US dollar declined in relation to the European currencies, whereas there have been foreign exchange losses in 2004. Also, in 2003, we had net interest income due to our lack of debt and higher cash balances, whereas we had debt and lower cash balances in 2004.

Income Tax Provision

The provision for income taxes was $1.3 million for an effective tax rate of 27 percent for the quarter ended September 30, 2004, compared to a provision of $0.9 million for an effective tax rate of 31 percent for the third quarter of 2003. The provision for income taxes was $3.1 million for an effective tax rate of 27 percent for the nine months ended September 30, 2004, compared to a provision of $2.1 million for an effective tax rate of 31 percent for the same period of 2003. The improvement in the effective tax rate is related to changes in the world-wide apportionment of income and the differing tax rates to which that income is subjected.

Liquidity and Capital Resources

At September 30, 2004, we had $68.0 million in working capital, compared to $67.7 million at December 31, 2003. Our principal sources of liquidity consisted of $18.5 million in cash and cash equivalents. Cash equivalents consist of highly liquid investments with an original maturity of ninety days or less.

Cash generated by operating activities for the nine months ended September 30, 2004 was $12.9 million, mainly attributable to net income adjusted for non-cash items and increases in accounts receivable, inventories and prepaid expenses. The increase in accounts receivable is due mainly to the increase in revenue over prior periods. The increase in inventories is due to the need to manufacture to meet the demands of the increased sales. The increase in prepaid expenses is due mainly to the payment of our annual insurance premiums during the second quarter of 2004.

Cash used in investing activities for the nine months ended September 30, 2004 was $25.2 million, due mainly to our purchase of MDA during the first quarter of 2004. In addition, we capitalized $9.1 million of controllers and had additional capital purchases of $2.2 million. Additionally, we had net investment sales of $10.7 million as we pulled from our investment portfolio to pay off our debt.

Cash provided by financing activities for the nine months ended September 30, 2004 was $9.9 million, due mainly to the $9.5 million received for stock option purchases in the period as a result of our stock price increasing, inducing employees to exercise options. The loan entered into in the first quarter was paid off during the third quarter.

In December 2003, we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Banc of America Securities and Wells Fargo Bank as co-lenders. Under the terms of the revolving credit facility, we may borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to

2.25% at our discretion for operating needs. The increase over the base rate is determined by our leverage ratio, as defined in the credit facility. Under the terms of the term credit facility, we may borrow $15.0 million for specified acquisitions at the same rates as noted above. The credit facility contains covenants which specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. On January 28, 2004, in connection with the acquisition of Medical Device Alliance Inc., we borrowed $15.0 million under the term credit facility. In September 2004, we repaid this facility in total.

In October 2004, in anticipation of our acquisition of Opus Medical, we amended and restated our credit facility with Banc of America Securities and Wells Fargo Bank as co-lenders. Under the terms of the amended and restated credit facility, we may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan under essentially the same terms as our original credit facility. The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. When the transaction with Opus Medical is finalized, we anticipate borrowing under the term credit facility.

We believe that our credit and term facilities, in addition to cash generated from operations, will be sufficient to fund our operations through fiscal year 2004 and in the near future.

Critical Accounting Policies

Please refer to our description of our critical accounting policies as set forth in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In October 2004, the United States Congress passed the American Jobs Creation Act of 2004 (the “Jobs Act”). This legislation contains provisions which may affect the calculation of our taxable income for federal income tax in future periods. Significant features of the Jobs Act include (i) enactment of a deduction from taxable income for certain US manufacturing activities, (ii) a one-time reduction of tax on qualifying repatriations of earnings from foreign subsidiaries. Also in October 2004, the Working Families Tax Relief Act of 2004 (the “Relief Act”) became law, and it provides for restoration of the research and experimentation tax credit, which had expired in June 2004. The Company is currently evaluating what effect, if any, the Jobs Act and Relief Act will have upon our future results of operations, financial position, or cash flows.

We have reviewed the accounting literature and have determined that there are no new accounting pronouncements which would affect our accounting process. However, new accounting pronouncements, including a pronouncement on the accounting for employee stock options, may be issued before the end of fiscal year 2004 which may have an impact on our accounting processes.

Additional Factors That Might Affect Future Results

We Are Dependent Upon Our Arthroscopic Surgery System.

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 57% of our product sales in the first nine months of 2004, we are highly dependent on its sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

Commercial Success Of Our Non-Arthroscopic Products Is Uncertain.

We have developed several applications for our Coblation technology in spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiac surgery through our Coblation

Technologies business unit. At the present time, we consider sports medicine, spine surgery and ENT surgery to be our core businesses. Sales of our spinal surgery and ENT surgery products accounted for 16% and 19%, respectively, of our product sales in the first nine months of 2004 such that product sales in our three core businesses accounted for approximately 100% of our product sales in the first nine months of 2004. Our products for neurosurgery, cosmetic surgery, gynecology, urology, general surgery and cardiac surgery–our non-core business–are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities for such products. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

Nucleoplasty is ArthroCare’s version of percutaneous discectomy, where tissue is removed from the nucleus to decompress the disc. Several payors consider percutaneous discectomy in any form investigational, and other cover percutaneous discectomy, but consider Nucleoplasty investigational. There is no assurance that we will be able to obtain coverage with these payors for percutaneous discectomy in general, and Nucleoplasty in general.

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

The Market Price Of Our Stock May Be Highly Volatile.

During the three months ended September 30, 2004, our common stock traded between a range of $21.69 and $30.45 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

Recently Enacted And Proposed Changes In Securities And Corporate Governance Laws And Regulations Are Likely To Increase Our Costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission and the NASDAQ exchange on which we are listed, have required changes to some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. We expect all of these new rules and regulations to increase our legal and financial compliance costs, to make some activities more difficult, time consuming and/or costly, and to make it more difficult and more expensive for us to obtain director and officer liability insurance, all of which may affect our financial performance. These new rules and regulations may also make it more difficult for us to attract or retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee.

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

The functional currency of Atlantech Medical Devices, Ltd. is the UK Pound; the functional currency of ArthroCare GmbH, ArthroCare Austria, ArthroCare France and ArthroCare Italy is the Euro. Accordingly, all balance sheet accounts of these three operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation on these financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income.”

The functional currency of ArthroCare AB, our Swedish entity, and ArthroCare Costa Rica, our manufacturing facility, is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and liabilities and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gain and losses from foreign currency transactions of these subsidiaries’ financial statements are recorded as other income or loss in the statement of operations.

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

In the course of preparing its financial statements for the quarter ended September 30, 2004, the Company noted an error related to its European subsidiaries, which had the effect of overstating cost of goods sold and interest and other income, net and understating income from operations for the first and second quarters of 2004 and for the six months ended June 30, 2004 for approximately $232,000, $481,000 and $713,000, respectively. The error had no impact on revenues, net income or net income per share for the periods presented. The error has been corrected through the amendment of amounts previously presented. The Company has filed amended quarterly reports on Form 10-Q/A for each of the first two quarters of 2004. The error did not affect 2003 and prior periods.

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

Sarbanes-Oxley Section 404 Compliance

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) adopted rules requiring public companies to include a report from management on the Company’s internal controls over financial reporting in Annual Reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that we will not comply with all of the requirements imposed by Section 404 by the due date for the filing of the Company’s annual report on Form 10-K. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but more difficult in smaller organizations. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our external auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal control or may issue a qualified opinion on the effectiveness of our internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item is incorporated into this Part II, Item I by reference to the section entitled “Litigation” in Note 8 to the Condensed Consolidated Financial Statements contained in Part I above.

Item 6. Exhibits

Exhibits

10.44	Employment Agreement between the Registrant and Michael Baker, dated January 1, 2003.

10.45	Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated October 15, 2004. †

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: November 26, 2004	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 26, 2004	/s/ Fernando Sanchez
Fernando Sanchez
Senior Vice President,
Operations and Chief
Financial Officer
(Principal Financial and Accounting Officer)