Form 10-K
period 2004-12-31
ARTHROCARE CORP
filed 2005-03-31
CIK 1005010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 0-27422

ARTHROCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	94-3180312
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer Identification number)

111 Congress Avenue, Suite 510, Austin, Texas 78701

(Address of principal executive offices and zip code)

(512) 391-3900

(Registrant’s telephone number, including area code)

Securities registered pursuant to 12 (b) of the Act:	None

Securities registered pursuant to section 12 (g) of the Act:	Common Stock, $0.001 Par Value; Preferred Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $404,591,000 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2005, the number of outstanding shares of the Registrant’s Common Stock was 23,892,558.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by item 5 of Part II of Form 10-K and items 10, 11, 12, 13 and 14 of Part III of Form 10-K is incorporated by reference from the Registrant’s proxy statement for the 2005 Annual Stockholders’ Meeting, which will be filed, with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2004.

PART I

ITEM 1.    BUSINESS

This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to ArthroCare Corporation (“ArthroCare,” “we,” “us,” “our,” and “company” refer to ArthroCare Corporation, a Delaware corporation, unless the context otherwise requires). Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference, and those factors described under “Additional Factors that Might Affect Future Results.”

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

Coblation technology is applicable across many soft-tissue surgical markets. Our systems are used to perform many types of surgical procedures. Our strategy includes applying our patented Coblation technology to a broad range of soft-tissue surgical markets, including arthroscopy, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiac applications. In addition to our Sports Medicine business unit, formerly called the Arthroscopy business unit, created to introduce Coblation-based surgical instruments for use in shoulder and knee arthroscopic procedures, we have formed the following business units to commercialize our technology in non-orthopedic markets: ArthroCare Spine™ to commercialize our technology in the spinal and neurosurgery markets; ENT to commercialize our ENT surgery products for use in head and neck surgical procedures and our Visage® products for use in various cosmetic surgery procedures; and ArthroCare Coblation Technologies to commercialize our Coblation-based products through OEM partnerships in gynecology, urology, laparoscopic and open surgical procedures for use in general surgery, and AngioCare for developing cardiovascular applications.

We have received 510(k) clearance from the United States Food and Drug Administration, or FDA, to market our Arthroscopic Surgery System, or Arthroscopic System, for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip. Our Arthroscopic System is comprised of an assortment of disposable bipolar multi-electrode and single electrode devices, a connecting cable, foot pedal or hand switch and a radio frequency controller. In addition, our Arthroscopic System is CE marked for use in arthroscopic surgery and the CE Mark is a requirement to sell our products in most of Western Europe. The FDA has cleared our Cosmetic Surgery System and it is CE marked for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. Our ENT Surgery System is CE marked, and we have applied for the CE mark and received 510(k) clearances from the FDA for use of our ENT Surgery System in general head, neck, oral and sinus surgery procedures, including tonsillectomy and adenoidectomy, turbinate reduction to relieve nasal obstruction and soft palate stiffening to treat snoring. Our Spinal Surgery System is CE marked, and we have received 510(k) clearances in the United States to market this system for spinal surgery and neurosurgery. We have also applied for the CE mark and have received 510(k) clearance from the FDA to market products based on Coblation technology for use in general surgery, gynecology, urology, plastic and reconstructive surgery, and orthopedic surgery.

We commercially introduced our Arthroscopic System in December 1995, and have derived a significant portion of our sales from this system. Through December 31, 2004, we had shipped more than 25,000 controller units and more than 3,265,000 disposable devices for a variety of indications. We are marketing and selling our arthroscopic, ENT, cosmetic surgery and spinal surgery products in the United States through a network of direct sales representatives and independent distributors supported by regional managers. We have also established distribution capability in Europe, Australia, New Zealand, China, Korea, Japan, Taiwan, Canada, Mexico, the Caribbean, North Africa, the Middle East and Central America. We have entered into a strategic relationship with ACMI, under which ACMI is marketing and selling our products for urologic indications, including transurethral resection of the prostate (TURP).

For information regarding the status of our regulatory approvals for our products, see the information under the heading “Government Regulation.”

ArthroCare was incorporated in California in 1993 and reincorporated in Delaware in 1995. We maintain an Internet website at http://www.arthrocare.com. On our website we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

ArthroCare Strategy

Our objective is to leverage our patented Coblation technology to design, develop, manufacture and sell innovative, clinically-superior surgical devices for the surgical treatment of soft-tissue conditions throughout the body. The key elements of our strategy include:

•	Expand our product offering to address large and rapidly growing markets. We are continuously expanding our portfolio of products and enhancing our existing products to serve the needs of physicians. For example, we have increased our penetration of arthroscopic procedures in the knee through the addition of disposable devices with suction capability and devices that provide low levels of tissue injury.

•	Replace current technology with Coblation technology. Coblation technology offers a variety of options for physicians performing soft-tissue surgery. Currently, our systems are being used to perform many types of arthroscopic, cosmetic, ENT, spinal, neurosurgery and general surgery procedures, which were traditionally performed by mechanical, electrosurgical or laser surgery tools. We believe that soft tissue anywhere in the body potentially can be treated with and benefit from our technology.

•	Focus on disposable device sales. We have utilized an aggressive promotional product placement program for placing our controllers in hospitals throughout the world. Once a controller is placed, it may be utilized by a variety of physicians who focus on different medical specialties. The same System 2000 controller may be used to perform arthroscopic, ENT, spinal, neurosurgery or general surgery. However, the Coblator II and Atlas, two controllers of ours introduced in 2003, are designed only for ENT and arthroscopic surgery, respectively.

•

Layer growth opportunities.    We have established an extensive distributor network, supported by our regional managers, in selected markets. We have been executing a global distribution strategy in which we have been expanding our direct sales presence in arthroscopy, spinal surgery and ENT markets. We have signed agreements with several marketing partners to assist with regulatory requirements and to market and distribute our products internationally. In addition, in October and November 2002, respectively, we acquired two of our European Distributors, Atlantech Medical Devices Ltd in the United Kingdom and Atlantech GmbH in Germany, providing us with an immediate direct sales force in two key European Markets. During the second quarter of 2003, we also acquired our Austrian distributor. In January 2004, we acquired Medical Device Alliance Inc. (MDA) and its majority-owned subsidiary, Parallax Medical, Inc. (Parallax), a business focused on the treatment of vertebral compression fractures. In November 2004, we acquired Opus Medical, Inc. (Opus), a business focused on soft tissue to bone repair systems, including systems for the treatment of rotator cuff injuries.

•	Establish strategic partnerships to commercialize our Coblation technology. Our urology products are currently being commercialized through a strategic partnership with ACMI. We also developed our gynecology products for commercialization through an agreement with GyneCare until the expiration of this agreement in September 2004. We intend to establish additional strategic partnerships, where beneficial, in the future.

Overview of Coblation Technology

Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation technology. Coblation technology involves an innovative use of a non-thermal process, and has the capability of performing at temperatures lower than traditional electrosurgical tools.

Traditional electrosurgical tools use heat to burn away targeted tissue, which often results in thermal damage to tissue surrounding the surgical area. Additionally, the lack of tactile feedback with traditional devices makes it difficult for surgeons to control the depth of tissue penetration. Coblation technology employs a highly targeted, non-thermal process that minimizes the risk of thermal burn to surrounding tissue while increasing the surgeon’s control and precision.

Coblation technology works by directing the flow of an electrically conductive fluid through the space between an active and return electrode(s) at the tip of the surgical tools. When an electrical current is passed from the electrode(s) into this fluid, it creates a charged layer of particles, or plasma, between the active and return electrode(s). As this plasma comes into contact with the targeted tissue, the charged particles in the plasma have sufficient energy to break down molecular bonds within the cells of the tissue, volumetrically dissolving the tissue cell layer by cell layer. Because this effect occurs only at the surface layer of the targeted tissue, minimal damage occurs to surrounding tissue, which can result in reduced pain and faster recovery for the patient. An additional advantage of Coblation is that it can be performed in a continuous fashion, resulting in efficient tissue removal, thereby reducing the overall procedure time as compared to conventional surgical methods. In addition to achieving more precise tissue removal and less damage to surrounding tissue, Coblation surgical tools can be designed to seal bleeding vessels near the surgical site.

We believe Coblation technology is applicable to soft-tissue surgery throughout the body, and we have expanded its use into several non-arthroscopic indications. In addition, we are exploring possibilities for the use of Coblation technology in other markets, such as laparoscopic general surgery, neurosurgery and cardiac surgery.

We commercially introduced our soft-tissue Arthroscopic System in December 1995 through what we call today our Sports Medicine business unit, formerly known as the Arthroscopy business unit. Since our Arthroscopic System accounts for a significant portion of our product sales, we are highly dependent on its sales. To date, our ArthroCare Spine, ArthroCare ENT and Coblation Technologies business units have sold a relatively smaller number of units compared to the unit sales in our Sports Medicine business unit. We cannot assure you that we will be able to continue to manufacture our products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology and continue working on new product development efforts specifically for knee applications. Furthermore, in order to maintain and increase current market penetration we must be aggressive in increasing our installed base of controllers to generate increased disposable device revenue. Currently, we place controller units with our customers at no cost or at substantial discounts in order to stimulate demand for our disposable devices.

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

To perform arthroscopic surgery, a surgeon uses a tool to view the site and other tools to perform the surgery. The tool used to view the site, called an arthroscope, is a small fiber-optic viewing instrument made up of a small lens, a light source and a video camera. During the arthroscopic procedure, an irrigating solution, such as saline, is flushed through the joint to permit clear visualization through the arthroscope and to create the space within the joint for the surgical procedure. The surgeon inserts the arthroscope into the joint through a portal measuring approximately six millimeters, or 1/4 of an inch, in length. Other portals are used for the insertion of surgical instruments to perform the surgery and to facilitate the flow of irrigants. With small incision sites and direct access to most areas of the joint, a surgeon can diagnose and correct an array of joint problems, such as cartilage and meniscus tears, ligament tears and removal of loose and degenerative tissue.

The advantages of arthroscopic surgery over open surgery are often significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits, including reduced pain, treatment on an outpatient basis, reduced hospitalization times, smaller scars, immediate joint mobility and less muscle atrophy, less surrounding tissue damage, a lower rate of complications and generally quicker rehabilitation. In addition, treatment on an outpatient basis and reduced operating time can significantly lower hospital costs.

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

Non-Traumatic Soft Tissue Injuries

It is estimated that nearly 15 million Americans suffer from injuries called tendonopathies, or tendonosis, which is a chronic pain associated with the degeneration of tendons commonly used in everyday activity. Runners’ knee, tennis and golfers’ elbow, jumpers’ knee and heel spurs are but a few of the conditions that cause pain in normal daily activities and otherwise limit normal lifestyles. Currently, the few options for these chronic conditions include rest, rehabilitation, bracing and steroid injections. Surgical options have until now been equally limited to surgical release procedures, grafts and surgical debridement, each with a significant recovery period.

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

Surgical procedures can employ one or more of four groups of surgical instruments: (1) powered or motorized instruments, such as cartilage and bone shavers; (2) mechanical instruments, such as basket punches, graspers and scissors; (3) electrosurgical systems; and (4) laser systems.

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

Mechanical instruments are typically hand held devices with sharpened tips that come in a variety of shapes, sizes and angles, referred to as basket punches, graspers, scissors and scalpels. These devices are used manually to remove or excise damaged tissue on the surface of the bones or joints or to remove damaged meniscal or cartilage tissue. Mechanical instruments must be resharpened at regular intervals and sterilized after each procedure.

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

The ArthroCare Arthroscopic System: A Solution

Our Arthroscopic System is a radio frequency surgical device intended to perform tissue ablation, resection, as well as seal bleeding vessels. Our Arthroscopic System is comprised of an assortment of disposable bipolar multi-electrode and single electrode devices, a connecting cable, foot pedal or hand switch and a radio frequency controller. We sell our Arthroscopic System for use in all six major joints: knee, shoulder, elbow, ankle, wrist and hip. Many types of tissue, including cartilage and ligaments, can be ablated using our Arthroscopic System.

Our controller delivers radio frequency energy to the disposable surgical device without the need for a ground or “return” pad, which is required for conventional monopolar electrosurgical systems. A surgeon can use the disposable device for ablation, resection, coagulation of soft tissue and to seal bleeding vessels. A surgeon can control the mode of operation and power setting with the foot pedal or keys on the front panel of the controller. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense.

A surgeon using our Arthroscopic System does not need to remove and insert a variety of instruments to perform various tasks as can be required when using conventional arthroscopic instruments. Our disposable devices are approved for sale in tip sizes ranging from 1.5 mm to 0.5 mm, and in tip angles ranging from zero to 90 degrees. We currently sell 40 models for arthroscopy in various tip sizes, angles and shapes, enabling a surgeon to ablate different volumes of tissue and to reach treatment sites not readily accessible by existing mechanical instruments and motorized cutting tools. In addition, some of our disposable devices provide integrated suction capability, and have a pre-connected disposable cable that connects directly to the controller.

We commercially introduced the Arthroscopic System in December 1995. We are marketing and selling our Arthroscopic System worldwide through a network of direct sales representatives and independent orthopedic distributors supported by regional managers. We have continually increased our manufacturing capabilities while maintaining yields.

The Atlantech Medical Devices, Ltd. Acquisition

In October and November of 2002, we acquired two of our European distributors: Atlantech Medical Devices, Ltd., a distributor of ArthroCare products in the United Kingdom, and Atlantech GmbH, our German distributor. The acquisitions accelerate the implementation of our direct sales strategy in Europe, providing us with an immediate direct sales force in two key markets. We also obtained a complementary line of sports medicine products through the purchase of Atlantech Medical Devices. This product line consists of over 1500 individual arthroscopic surgery items. Each year there are over 2.7 million arthroscopic knee procedures and 1.1 million shoulder procedures that may use some portion of the Atlantech product set.

The Opus Medical, Inc. Acquisition

In November of 2004, we acquired Opus Medical. Opus Medical’s initial strategy was to develop, manufacture and market devices that facilitate the arthroscopic repair of the rotator cuff in the shoulder. In this target application, Opus Medical’s products will eliminate the need to use open surgery to reattach the rotator cuff to the humerus bone.

Today, more than 90% of all surgical repairs of the anterior cruciate ligament (ACL) in the knee are performed arthroscopically. In contrast, while approximately 273,000 surgical repairs of the rotator cuff were performed in the U.S. in 2003, less than 10% of all surgical repairs of the rotator cuff are performed arthroscopically due to inadequate instrumentation and the requirement for substantial technical skills, such as knot tying and intracorporeal, inside the body, suturing. Nonetheless, there is a high level of interest among surgeons in achieving total arthroscopic repair of the rotator cuff. Arthroscopic repair typically results in faster recovery, rehabilitation, lower costs and better cosmesis compared to open procedures.

The vast majority of surgeries are open or mini-open techniques. Five significant problems that currently exist with existing rotator cuff surgery that must be overcome in order to offer a total arthroscopic system are the elimination of the eyelet type bone anchor, improved suture management, the elimination of complex knot tying techniques, elimination of bulky knots in the capsule and faster suturing of the rotator cuff. The Opus AutoCuff System addresses each of the requirements for a total arthroscopic repair through its proprietary family of specialized instruments and devices. The Opus AutoCuff System is comprised of two platform enabling technologies, including an automated suturing instrument called the SmartStitch Suturing Device and a “knotless” bone anchoring system called the Magnum Knotless Implant. This may greatly reduce the recovery and patient morbidity usually associated with non-arthroscopic treatment procedures. These products may enhance efficacy, decrease complications, reduce costs, reduce procedure time and broader the treatable patient base.

The Spinal Surgery Market

We believe the spine surgery market in 2004 totaled approximately $3.5 billion worldwide and represents the most rapidly growing segment of the orthopedic surgery market, increasing, we estimate, at the rate of 15%-20% annually. U.S. government statistics indicate that back and/or leg pain is the most common reason for activity limitation in those under age 45, and is the leading cause of disability in the 45-65 age group. The National Center for Health Statistics reports that 14% of new patient visits to physician offices, approximately 13 million visits annually, are for complaints of low back pain. Approximately 80% of the general population experiences an episode of low back pain at sometime during their life, and an estimated 18% have debilitating back pain at any given time. The total societal annual cost of back pain in the United States is estimated to be between $20 billion and $50 billion. A high percentage of back pain can be traced to problems associated with intervertebral discs. Intervertebral discs mainly function to cushion and tether the vertebrae, providing flexibility and stability to the patient’s spine. Problems that can occur with intervertebral discs include degeneration and herniation. With degeneration, discs lose their water content and height, bringing the adjoining vertebrae closer together. This results in a weakening of the shock absorption properties of the disc and a narrowing of the nerve openings in the sides of the spine, which may pinch these nerves. With herniation, the outer layer of the disc, which is called the annulus, bulges and/or ruptures. Both disc degeneration and herniation can eventually cause back pain and/or pain that radiates to the extremities, including the buttocks, legs, shoulders and arms).

Often, pain and inflammation from disc degeneration or herniation can be treated successfully with non-surgical means, such as rest, therapeutic exercise or through the use of anti-inflammatory medications. In some cases, disc herniation results in intractable pain, thereby necessitating a microdiscectomy, the removal of a portion of the disc to eliminate the source of inflammation and pressure. Microdiscectomy is currently the most common spine surgery procedure performed worldwide with nearly one million performed in 2004. In more severe cases, the adjacent vertebral bodies must be stabilized following excision of the disc material to avoid recurrence of the disabling back pain. One approach to stabilizing the vertebrae, termed spinal fusion, is to insert an interbody graft or implant into the space vacated by the degenerative disc. In this procedure, a small amount of bone may be grafted from other portions of the body, such as the hip, and packed into the implants. This allows the bone to grow through and around the implant, fusing the vertebral bodies, thereby alleviating the pain. More recently, the implantation of an artificial disc, termed disc arthroplasty, has become more popular primarily due to the potential for these artificial discs to preserve the natural motion of the spine and lead to faster recovery than fusion procedures.

Conventional Treatment Methodologies for Treatment of Spine Diseases and Disorders: The Problem

While the overall success rate for microdiscectomy with regard to significant reduction in pain is approximately 90%, published studies in peer reviewed journals indicate that the success rate is significantly lower for certain types of patients and that there are significant drawbacks to the procedure as currently performed. Specifically, according to these studies, patients with contained herniated discs, where the disc bulges but has not ruptured, achieve success rates in terms of pain relief that are below 50%. Currently, the vast majority of microdiscectomies are performed in an “open” fashion, where an incision is made that is large enough to expose the affected disc. In order to remove disc material, the surgeon creates a relatively large incision in the annulus, called an annulotomy. Several published studies have shown that microdiscectomy weakens the disc, increases the reherniation rate and may accelerate disc degeneration over time. The authors of these studies attribute these clinical side effects to the annulotomy.

The ArthroCare Spinal Surgery System: A Solution

Randomized controlled studies published in the literature have indicated that percutaneous disc decompression is an effective alternative to microdiscectomy for patients with contained herniated discs who have symptoms of back and/or radicular pain. Percutaneous disc decompression is a minimally invasive procedure where disc material is removed without making an incision. The disc is accessed through a narrow needle and the physician performs the procedure under fluoroscopic (live x-ray) guidance. During fiscal year 2001, we introduced the Perc-DLE Convenience Pack for percutaneous disc decompression, or volumetric tissue removal in the nucleus of the disc in the lumbar, or lower, spine. Nucleoplasty®, a minimally invasive percutaneous discectomy procedure utilizing our Coblation technology to treat symptomatic patients with contained herniated discs, employs the process of ablation of soft tissue for partial removal of the nucleus of a disc. Coblation ablates tissue via a low-temperature, molecular dissociation process to create small channels within the disc. Late in 2002, we introduced the Perc-DC, a surgical wand very similar to the Perc-D, but designed so it can be used to perform a Nucleoplasty procedure in the cervical portion of the spine. The Micro Discoblator was introduced in the spring of 2003 to enable minimally invasive disc decompression during microdiscectomy procedures, thus avoiding an annulotomy.

The Parallax Medical, Inc. Acquisition

In January 2004, we completed the acquisition of MDA and its wholly-owned subsidiary, Parallax, a leader in products for the treatment of vertebral compression fractures. Parallax’ product line includes vertebral access and bone biopsy needles, cement delivery systems, bone cement and opacifiers and ancillary devices.

Vertebral compression fractures occur primarily as a result of osteoporosis, although they can also be caused by tumors or trauma. We estimate that approximately 1.5 million vertebral compression fractures occur annually worldwide, that approximately one-third to one-half of these are symptomatic and that 125,000 vertebral compression fractures were treated in 2004.

The Ear, Nose and Throat (ENT) Market

We believe that in 2003, approximately six million ENT procedures were performed worldwide. The most common procedures are placement of ear tubes and the removal of tonsils and adenoids. We estimate that there are approximately two million tonsillectomies performed worldwide each year. Other commonly performed ENT procedures include endoscopic sinus surgery, septoplasty, turbinate reduction and procedures to remove or stiffen tissue to treat obstructive sleep apnea and snoring. Highly specialized ear, nose and throat surgeons, typically in an outpatient or ambulatory surgery center, perform these procedures. For decades, monopolar electrosurgical instruments (e.g. bovie) have been the standard for removal of soft tissue and cauterization in ENT procedures. As in other surgical procedures, the high levels of heat associated with bovies often results in significant post-operative pain and extended recovery periods.

The ArthroCare ENT Surgery System

We have been marketing ENT products through a network of direct sales representatives and independent distributors supported by sales managers since February 1999 for use in general head, neck and oral surgical procedures, including sinus surgery, the treatment of snoring, reduction of nasal turbinates, adenoidectomy and tonsillectomy. Our ENT Surgery System uses the same technology as our Arthroscopic System, which removes soft tissue through a more precise and significantly cooler process than that of traditional electrosurgery devices. Our controllers, System 2000 and Coblator II, are used to deliver radio frequency energy to the disposable devices. The disposable devices are intended for single use and utilize multiple or single electrodes.

We have three categories of disposable devices, or wands, to address the ENT Market. Suction wands simultaneously ablate and remove tissue in applications such as tonsillectomy, providing enhanced visibility. Channeling wands combine controlled ablation and effective coagulative lesion formation in applications such as turbinate reduction to relieve nasal obstruction and stiffening of the soft palate for the treatment of snoring. Excision wands provide precise dissection of soft tissue with minimal damage to surrounding tissue. Coblation devices have been used in over 150,000 tonsillectomy and/or adenoidectomy procedures to date. Published clinical data and anecdotal surgeon feedback indicate that Coblation-assisted tonsillectomy provides a better overall post-operative experience for patients, including less pain, a faster return to normal diet and activity and less need for prescription medications. Coblation devices have also been used in over 250,000 turbinate reduction and snoring procedures with the primary benefits versus competitive methods being faster lesion formation and fewer and less severe post-operative morbidity.

The Cosmetic Surgery Market

The cosmetic surgery market primarily consists of three segments: invasive surgical procedures that remove or alter body structures, such as rhytidectomy (face lift), rhinoplasty (nose restructuring), blepheroplasty (eye lift) and liposuction; resurfacing procedures that reduce wrinkles and even out skin tone, such as laser resurfacing and chemical peels and non-invasive or less-invasive cosmetic procedures, such as botulinum toxin, collagen injections, and microdermabrasion.

Conventional Treatment Techniques for Resurfacing: The Problem

Conventional treatments for skin resurfacing include chemical peels, dermabrasion and laser resurfacing. In chemical peels, an acid-based solution is used to improve the texture of the skin and reduce wrinkles by removing its damaged outer layers. Light chemical peels can improve texture but do not address wrinkles. Deeper chemical peels can reduce wrinkles but often produce uneven results and hypopigmentation, or loss of color. In dermabrasion, a mechanical device is used to remove the damaged outer layers of the skin. While dermabrasion has fallen out of favor in the majority of practices, laser resurfacing remains the most popular resurfacing procedure for the treatment of wrinkles. In particular, the carbon dioxide, or CO2, laser is considered the gold standard for efficacy in the treatment of wrinkles. However, the excessive heat diffusion into surrounding healthy skin cells during the procedure can result in an unacceptably long recovery period and a significant level of side effects, such as hypopigmentation and scarring.

The Visage Coblation Cosmetic Surgery System: A Solution

Our Cosmetic Surgery System utilizes the same technology as the Arthroscopic System and removes skin cells through a more precise and significantly cooler process than traditional electrosurgery systems or dermatologic lasers. Our Cosmetic Surgery System is a bipolar radio frequency, electrosurgical device used in skin resurfacing and other dermatologic and cosmetic procedures. Our Cosmetic Surgery System incorporates a bipolar disposable device, which is a connecting resterilizable headpiece with cable and a radio frequency controller. The controller delivers radio frequency energy to multi-electrode or single electrode disposable devices. Our Cosmetic Surgery System has been cleared by the FDA for skin resurfacing for treatment of wrinkles, as well as for general dermatologic procedures. We believe our Cosmetic Surgery System, when used for skin resurfacing, results in more rapid recovery than seen with CO2 laser systems. We are not focusing our direct sales organization or marketing investments on the Cosmetic surgery system at this time; instead, distribution activities for the Coblation Cosmetic Surgery System are limited to serving this market through distributor agreements.

The Coblation Technology Market

We established our Coblation Technologies division to develop and manufacture products as an OEM supplier of Coblation-based surgical instruments to companies in general surgery, cardiology, urology and gynecology markets. In urology, we have entered into a strategic relationship with ACMI, under which ACMI markets and sells our products for urologic indications, including transurethral resection of the prostate (TURP).

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

Research and Development

We have focused our research and development efforts in three areas. First, in response to physician feedback, we introduced two new generator platforms in 2003 with several innovative features allowing increased ablation performance for Sports Medicine and ENT, and more control and power for coagulation in

ENT. Second, we have continued to design new disposable devices that incorporate added functionalities for faster and easier use. Third, we have developed products for new applications like urology and are exploring other new applications of our Coblation technology in other soft-tissue surgical markets. Research and development expenses were $13.3 million in 2004, $10.6 million in 2003 and $8.8 million in 2002.

We have also undertaken preliminary studies and development for the use of our technology in several new fields. To this end, we continue to explore and develop the plasma physics underlying Coblation technology. We are engaged with a number of doctors, scientists and research institutions to further understand the technology and its additional applications and other technical improvements. We have also initiated a collaborative research effort with two major Russian plasma physics laboratories and the Lawrence Livermore Laboratory to extend the application of Coblation technology to other types of tissues. In this effort, the Russian plasma physics laboratories and the Lawrence Livermore Laboratory are supported by a financial grant from the Department of Energy in conjunction with that Department’s efforts to identify non-military, commercial applications for former Soviet institute technologies. These unique partnerships provide new resources and markets for U.S. companies, while establishing important private sector linkages for former Soviet weapons scientists and engineers.

Manufacturing

Our disposable devices are primarily manufactured at our 42,000 square foot facility located in a tax-advantaged industrial park in San Jose, Costa Rica. This facility commenced operations in 2002 and by year end 2004 was producing essentially all of our disposable device requirements at yields and quality levels similar to those generated in our Sunnyvale facility. In 2004, we transferred the manufacturing of our controllers from Sunnyvale to our Costa Rica facility. As of December 31, 2004, our Costa Rica facility was producing 100% of our requirements for controllers.

In 2003, we transformed our primary Sunnyvale facility from a general manufacturing facility to a facility with an increased focus on research, development and prototype manufacturing. This 52,000 square foot facility was acquired through a five-year lease agreement in September 2001 and became fully operational for our clean room manufacturing operations in January 2002. Approximately 50% of this facility is devoted to research and new product development. We believe that our Sunnyvale and Costa Rican operations will provide adequate capacity for our manufacturing needs through 2006.

Our products are manufactured from several components, most of which are supplied to us from third parties. Most of the components that we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternative sources of supply and the establishment of additional or replacement suppliers may not be accomplished quickly. In isolated cases, we rely upon single source suppliers. We also use a single subcontractor to sterilize our disposable devices, but do not believe a major disruption is likely because the supplier has multiple sterilization facilities throughout the United States as well as internationally, and there are competing sterilization companies that offer similar services. Our Atlantech product line of handheld instruments are primarily single sourced. Disruption of this supply source would result in a material disruption of our ability to sell this line of products for an extended time period. See “Additional Factors that Might Affect Future Results—We Have Limited Manufacturing Experience” for additional information regarding the potential disruption in supply of our products and risks to our operations resulting from our reliance upon single source suppliers.

We have established quality assurance systems in conformance with the FDA’s Quality System Regulation, or QSR. Our facilities in Sunnyvale and Costa Rica have received ISO 9001/and ISO 13485 and CMDCAS certification and are in conformance with the Medical Device Directive, or MDD, for the sale of products in Europe.

In 2003, we entered into a comprehensive agreement with DHL Worldwide Express, Inc. This agreement identifies DHL as the primary provider of a full suite of logistic services to include warehousing of finished goods, shipment of finished products to customers and field returns, along with management of a portion our in- bound freight requirements. We have experienced favorable cost performance and have gained an ability to scale our business at a faster pace due to this agreement. However, the complex nature of the underlying support technologies, such as “Electronic Data Interchange,” has, at times, caused disruptions in our ability to deliver products to customers on a timely basis. Failure of these supporting systems could impair our business for the duration of the failure. This agreement was executed in mid-2003 and expires in the fourth quarter of 2005, after which time we, at our sole discretion, may renew the agreement with DHL, terminate the agreement or move the business to a different logistics provider. Full implementation of this agreement in our international business is pending resolution of several operational and business issues.

Marketing and Sales

As of December 31, 2004, we have shipped more than 25,000 controller units and over 3,265,000 disposable devices for a variety of indications. We use a combination of distributors supported by regional sales mangers, a direct sales force and corporate partners to sell our products both domestically and internationally. In the U.S., we principally use distributors and field sales representatives to sell our products. In Europe, we accelerated our strategy to move to a direct sales organization, by acquiring Atlantech Medical Devices, our distributor in the United Kingdom, in October 2002, Atlantech GmbH, our German distributor, in November 2002, and Atlantech Medizinische Produkte Vertreibs, our Austrian distributor, in April 2003. These transactions have provided us with an immediate direct sales force in two key European markets. As of December 31, 2004, we employed 71 employees in Europe, 40 of whom are involved in sales and marketing.

Outside of the U.S. and Europe, we have established distribution capability in certain countries by means of exclusive and non-exclusive distribution agreements with corporations, including Kobayashi Pharmaceutical for the distribution of our arthroscopy, spinal surgery and ENT surgery products in Japan. We have also established distribution capability through relationships with distributors of arthroscopy products in Europe, South Africa, South and Central America and Russia. For information regarding product sales in certain product markets and geographic areas, see Note 18, “Segment Information,” in the Notes to Consolidated Financial Statements in this Form 10-K. ACMI is our worldwide distributor for urology.

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

Patents and Proprietary Rights

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology. We own over 125 issued U.S. patents and over 50 issued international patents. In addition, we have over 150 U.S. and international pending patent applications. We believe that our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office, or USPTO, to determine the priority of inventions. In July 2001, we filed a lawsuit against Smith & Nephew alleging infringement of several of our patents. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Smith & Nephew’s motions to overturn the jury’s verdict. On March 10, 2004, the U.S. District Court in Delaware granted our motion to permanently enjoin Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe our patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted our motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim. On April 27, 2004, the Court rejected Smith & Nephew’s request for a stay of the permanent injunction pending appeal. On June 10, 2004, the Court issued an injunction order enjoining Smith & Nephew from the use, manufacture and sale of the infringing products in the United States. Smith & Nephew has appealed the above rulings in the Federal Circuit Court of Appeals. The U.S. District Court is to hold a second trial to award damages to us for the infringing activity of Smith & Nephew. On April 3, 2003, Smith & Nephew filed a lawsuit against us in the United States District Court, Western Tennessee alleging that we infringed two Smith & Nephew patents. In addition, Smith & Nephew has alleged that we are in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew has requested that the Court issue a preliminary and permanent injunction preventing us from further infringement of the above mentioned patents and from making further false or misleading statements concerning Smith & Nephew’s medical devices. We believe these claims to be without merit and will defend ourselves vigorously. A jury trial is scheduled for October 2005.

The defense and prosecution of these lawsuits and intellectual property suits generally, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. We believe that this lawsuit was necessary, and if others violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel. An adverse determination in existing litigation, additional litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using certain technology. Furthermore, we cannot be sure that we could obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in judicial or administrative proceedings or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, results of operations, and future growth prospects.

Competition

We believe that the principal competitive factors in soft-tissue surgery markets include:

•	Acceptance by leading physicians;

•	Improved patient outcomes;

•	Superior product quality;

•	The publication of peer-reviewed clinical studies;

•	Product innovation;

•	Sales and marketing capability; and

•	Strong intellectual property.

Sports Medicine

We compete directly with the providers of tissue removal systems, including conventional electrosurgical systems, manual instruments, power shavers and laser systems. Smith & Nephew Endoscopy, which owns Acufex Microsurgical, Inc. and Dyonics, Inc. and has recently acquired Oratec Interventions, Inc., Conmed Corporation, including its Linvatec unit, Arthrex and Stryker Corporation each have large shares of the market for manual instruments, power shavers and arthroscopes.

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

These same competitors also compete against our Opus product set with rotator cuff repair systems that include suture passers and bone anchors to complete the repair. These same competitors also compete against our Atlantech product set by providing a wide range of instruments for arthroscopic knee and shoulder surgery.

Spinal Surgery

We believe that Coblation technology will compete effectively against other options for percutaneous disc decompression, including the DeKompressor™ from Stryker, which is a powered mechanical device, other mechanical devices and laser, or LASE, devices. We may indirectly compete with large companies in the spine fusion and discectomy markets such as DePuy Acromed, Medtronic Sofamor Danek, Stryker, Centerpulse and Synthes. In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our products. For example, Oratec Interventions, now part of the Smith & Nephew Endoscopy Division, manufactures and sells a catheter that uses resistive heating to reduce chronic low back pain caused by degenerative disc disease. Radionics, a division of Tyco, manufactures and sells a catheter that uses resistive heating to reduce chronic low back pain caused by degenerative disc disease.

In the vertebral compression fracture market, the primary direct competitors in the vertebroplasty market are Stryker, Cardinal Health/Allegiance and Cook Medical. Kyphon, with its balloon kyphoplasty procedure, is our leading competitor in the overall vertebral compression fracture market.

Ear, Nose and Throat Surgery (ENT)

There are large companies, such as Gyrus Medical Ltd. and Medtronic, Incorporated, which owns Xomed Surgical Products, Inc., which have shares of the ENT market for manual and powered instruments for ENT, head and neck surgical procedures. We expect that competition from these and other well-established competitors will increase as will competition from smaller medical device companies, such as Somnus Medical Technologies, Inc., owned by Gyrus Medical Ltd. Somnus Medical Technologies, Inc. manufactures and sells medical devices that utilize radio frequency energy for the treatment of upper airway disorders, such as turbinate reduction, snoring and obstructive sleep apnea.

Cosmetic Surgery

The cosmetic surgery industry includes a number of large and well established companies that provide devices for rejuvenating skin, hair removal, scar removal, the treatment of vascular and pigmented lesions and other applications, including companies that manufacture and sell dermabrasion equipment or chemical peels and companies that manufacture and sell lasers. In skin resurfacing, we directly compete with much larger companies that manufacture lasers for medical use, such as Lumenis, Inc., a company that resulted from the acquisition of Coherent Medical Group by ESC Medical Group. Lumenis develops and markets lasers for a broad range of cosmetic applications, including the non-invasive treatment of varicose veins and other benign vascular lesions, hair removal, skin rejuvenation and other applications. In addition, other large companies manufacture and sell medical devices that use radio frequency energy for certain applications in dermatology and cosmetic surgery.

We cannot assure you that we can effectively convince surgeons and physicians to adopt our Coblation technology in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. In fact, due to market conditions, we are not presently focusing our direct sales organization or marketing investments on the Cosmetic surgery system at this time. Instead our distribution activities for the Coblation Cosmetic surgery system are limited to serving this market through distributor agreements within and outside the U.S. We have received 510(k) clearances to market tissue ablation products to treat disorders in other surgical fields that we may enter. These fields are intensely competitive and we cannot assure you that these potential products would be successfully marketed.

Coblation Technologies

We believe that Coblation technologies will compete effectively against a variety of technologies used in gynecology, urology, laparoscopic and cardiology procedures. There are several large companies, such as Ethicon ENDO, a division of Johnson & Johnson; Valleylab, a division of U.S. Surgical; and Gyrus and Olympus Medical Systems Group, which have shares of the gynecology market for mechanical, ultrasonic, monopolar and bipolar instruments. In the field of urology, we face competition from companies that market monopolar, bipolar, mechanical, ultrasonic and laser devices for a variety of urological procedures, including transurethral prostatectomy (TURP) and transurethral incisions in the prostate (TUIP). These companies include Karl Storz, Olympus Medical Systems Group, C.R. Bard, Gyrus, Medtronic, Urologix and Laserscope. We expect that competition from these and other well-established competitors will increase as will competition from smaller medical device companies in both the field of gynecology and urology. Several large companies, including Edwards Lifescience, Medtronic, Guidant, Johnson & Johnson and St. Jude Medical, dominate cardiology. These companies, including several smaller companies, offer mechanical, powered, laser and electrosurgical systems.

We cannot assure you that we, or our corporate partners, can effectively convince surgeons and physicians to adopt Coblation technology in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do, or they have corporate partners with greater financial, manufacturing, marketing, distribution and technical resources than we have. The gynecology, urology and cardiology fields are intensely competitive and we cannot assure you that Coblation-based potential products would be successfully marketed by our corporate partners or us.

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

Nucleoplasty is our version of percutaneous discectomy. It involves the use of an ArthroCare Spine surgical device to remove a portion of the nucleus in order to decompress the disc. Several payors consider percutaneous discectomy in any form investigational, and others cover percutaneous discectomy, but consider Nucleoplasty investigational. Currently, major insurance carriers, such as United, Aetna, and the vast majority of Blue Cross and Blue Shield plans, do not cover Nucleoplasty. There is no assurance that we will be able to obtain coverage with these payors for percutaneous discectomy in general, and Nucleoplasty in particular.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing process may require a new 510(k) clearance and the FDA may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance is obtained. FDA guidance documents define when to submit premarket notifications for new or modified devices. These guidance documents also define modifications for which a new 510(k) is not required. We have modified some of our marketed devices, and have determined that in certain instances new 510(k) clearances are not required. When a 510(k) clearance has been required, premarket notifications have been submitted to the FDA documenting the specific device modifications. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. We have obtained regulatory clearance to market our Arthroscopic System in Europe, Japan, Australia, Taiwan, Korea, Canada, China, Israel, the Middle East, South America and Mexico; to market our cosmetic surgery products in Europe, Australia, Canada, the Middle East, Korea, South America and Israel; to market our ENT surgery products in Europe, Australia, Canada, China, Israel, Japan, Middle East, Korea Taiwan, Australia and South America; to market our spinal surgery products in Europe, Canada, Japan, South America, Australia, Korea, Mexico, the Middle East and Taiwan; to market our general surgery products in Europe, Canada, the Middle East, Korea, South America, and Taiwan; and to market neurosurgery products in Europe, Australia, South America and Japan, but we have not obtained any other international regulatory approvals in other international markets. We cannot assure you that we will obtain such clearances and approvals on a timely basis, or at all.

For European distribution, we have received ISO 9001 and ISO 13485 certification and the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, allowing us to CE mark our products after assembling appropriate documentation. ISO 9001 and ISO 13485 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. Failure to maintain the CE Mark will preclude us from selling our products in Europe. For Canadian distribution, we have received CMDCAS certification allowing us to market our products in Canada. We cannot assure you that we will be successful in maintaining certification requirements. During the years ended December 31, 2004, 2003 and 2002, approximately 25%, 24% and 18%, respectively, of our sales were derived internationally.

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

Employees

As of December 31, 2004, in North America, we had 643 employees, of which 322 were engaged in manufacturing activities, 71 in research and development activities, 179 in sales and marketing activities, 27 in regulatory affairs and quality assurance and 44 in administration and finance. In Europe, we have 81 employees in sales, marketing, product development, customer service and administration who are responsible for our international business. In Costa Rica, we have 306 employees engaged in manufacturing. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

Additional Factors That Might Affect Future Results

We Are Dependent Upon Our Arthroscopic System

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 56% of our product sales in 2004, we are highly dependent on its sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

Commercial Success of Products Outside of Our Core Businesses Is Uncertain

We have developed several applications for our Coblation technology in spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology and general surgery. Additionally we have established a program to explore the application of our Coblation technology in various areas within cardiac surgery through our Coblation Technologies business unit. At the present time, we consider sports medicine, spine surgery and ENT surgery to be our core businesses. Sales of our spinal surgery and ENT surgery products accounted for 15% and 19%, respectively, of our product sales in 2004 such that product sales in our three core businesses accounted for approximately 100% of our product sales in 2004. Our products for neurosurgery, cosmetic surgery, gynecology, urology, general surgery and cardiac surgery, our non-core business, are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities for any of these products. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

Development and commercialization of our current and future non-core business products are subject to the risks of failure inherent in the development for new medical devices. These risks include the following:

•	Such products may not be easy to use, may require extensive training or may not be cost-effective;

•	New products may experience delays in testing or marketing;

•	There may be unplanned expenditures or in expenditures above those anticipated by us;

•	Such products may not be proven safe or effective;

•	Third parties may develop and market superior or equivalent products;

•	Such products may not receive necessary regulatory clearances or approvals; and

•	Proprietary rights of third parties may preclude us and our collaborative partners from marketing such products.

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

We Are Dependent on Key Suppliers

Some of the key components of our products are purchased from single vendors. If the supply of materials from a sole source supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations or the availability of certain product drawings and/or specifications. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure you that we would be able to obtain the necessary regulatory approval for a new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

In addition, we currently single source our product sterilization requirements. While there are alternate sources available, we would be required to qualify and validate a new supplier(s), which could lead to a disruption in our operation and ability to supply products for a period of time.

We are also dependent on the performance of our 3PL logistics partner. Should this supplier experience a work stoppage for whatever reason, we would be unable to supply products to its customers on a timely basis. This work stoppage could take the form of labor action, significant weather events or extended systems downtime, which could materially adversely affect our business.

We Face Risks due to Business Integration

In 2003 and 2004, we acquired three companies representing three lines of business independent of our core Coblation platform: Atlantech and its mechanical handheld instruments; MDA and its line of Parallax bone cement and delivery systems; and Opus and its line of tissue suturing and anchoring products. Integration of these business has been a significant challenge to our the existing resources. At times, these integration issues have restricted sales of one or more product lines as a host of systems, distribution, logistics and product supply issues have materialized. While we are diligently focused on successful integration, the newness of these technologies along with the disbursed nature of the product development and supply chain represents a risk to our business and availability of internal resources. If we are unsuccessful in integrating these businesses, or experience disruptions related to our integration efforts, then our financial condition, results of operations and future growth prospects could be materially adversely affected.

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

In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp., and Arthrex. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing bipolar electrosurgical systems for tissue ablation and shrinkage. We are also aware of additional competitors that may commercialize products using technology similar to ours. In spinal surgery, we compete against companies that market products to remove tissue and treat spinal disorders. We compete against Stryker, which markets the Dekompressor device, which uses a mechanical auger to perform percutaneous discectomy. In addition, the Oratec division of Smith & Nephew, and the Radionics division of Tyco, are currently marketing percutaneous thermal heating products for treating certain types of disc pain. Our Coblation-assisted microdiscectomy (CAM) procedure competes indirectly with large spine companies and their mechanical instruments, such as DePuy Acromed, Medtronic Sofamor Danek, Centerpulse Spine Tech, Stryker Spine and Synthes. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc. (purchased by Gyrus Group International, Inc., a company based in Cardiff, Wales), also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea.

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

Nucleoplasty is our version of percutaneous discectomy, where tissue is removed from the nucleus to decompress the disc. Several payors consider percutaneous discectomy in any form investigational, and others cover percutaneous discectomy, but consider Nucleoplasty investigational. There is no assurance that we will be able to obtain coverage with these payors for percutaneous discectomy in general, and Nucleoplasty specifically.

Our Operating Results Will Fluctuate

We achieved profitability in 1999 and, as of December 31, 2004, we had an accumulated deficit of $17.9 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

•	The introduction of new product lines;

•	Increased penetration in existing applications;

•	Product returns;

•	Achievement of research and development milestones;

•	The amount and timing of receipt and recognition of license fees;

•	Manufacturing or supply disruptions;

•	Internal systems availability and uptimes;

•	Timing of expenditures;

•	Absence of a backlog of orders;

•	Receipt of necessary regulatory approvals;

•	The level of market acceptance for our products;

•	Timing of the receipt of orders and product shipments; and

•	Promotional programs for our products.

We cannot assure you that future quarterly fluctuations will not adversely affect our business, financial condition, results of operations of future growth prospects. Our revenues and profitability will be critically dependent on whether or not we can successfully continue to market our Coblation-based technology product lines and continue to integrate our recent acquisitions. We cannot assure you that we will maintain or increase our revenues or level of profitability.

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

In July 2001, we filed a lawsuit against Smith & Nephew alleging infringement of several of our patents. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Smith & Nephew’s motions to overturn the jury’s verdict. On March 10, 2004, the U.S. District Court in Delaware granted our motion to permanently enjoin Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe our patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted our motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim. On April 27, 2004, the Court rejected Smith & Nephew’s request for a stay of the permanent injunction pending appeal. On June 10, 2004, the Court issued an injunction order enjoining Smith & Nephew from the use, manufacture and sale of the infringing products in the United States. Smith & Nephew’s has appealed the above rulings in the Federal Circuit Court of Appeals. In addition, the U.S. District Court is to hold a second trial to award damages to us for the infringing activity of Smith & Nephew.

On April 3, 2003, Smith & Nephew filed a lawsuit against us in the United States District Court, Western Tennessee alleging that we infringed two Smith & Nephew patents—nos. 5,980,504 and 6,261,311. Smith & Nephew has also alleged that we are in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew has requested that the Court issue a preliminary and permanent injunction preventing us from further infringement of the above mentioned patents and from making further false or misleading statements concerning Smith & Nephew’s medical devices. In addition, Smith & Nephew has requested that the Court award compensatory damages and treble damages for willfulness, as well as legal fees. We believe these claims to be without merit and will defend ourselves vigorously. A jury trial is scheduled for October 2005.

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

The Market Price of Our Stock May Be Highly Volatile

During the fiscal year ended December 31, 2004 our common stock has traded between a range of $19.76 and $33.11 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against us. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for more information regarding fluctuations in the price of our common stock.

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

We rely exclusively on our San Jose, Costa Rica facility to manufacture our high-volume Coblation products. If our Costa Rica facility is unable to produce our Coblation products in sufficient quantities or with adequate quality, or if our operations at our Costa Rican facility are disrupted, we will be forced to find alternative manufacturing options, which could cause sales to be delayed or increase our manufacturing costs, which could harm our reputation and profitability

Our high-volume disposable devices and controllers are primarily manufactured at our company-owned facility in a tax-advantaged industrial park in San Jose, Costa Rica. This facility commenced operations in 2002 and by year end 2004 was producing approximately 90% of our disposable device requirements, including as of December 31, 2004, 100% of our requirements for controllers. If our Costa Rica facility is not able to produce sufficient quantities of our controllers and other high-volume Coblation products with adequate quality, or if our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God and other issues associated with significant operations that are remote from our headquarters and operations centers. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. We cannot guarantee that alternative manufacturing facilities offering the cost and tax advantages associated with our Costa Rica facility would be available on favorable terms, or at all.

ITEM 2.    PROPERTIES

We lease an approximately 4,800 square foot facility in Austin, Texas for general and administrative purposes. Our lease for this building will expire in June 2006. We lease an approximately 52,000 square foot facility in

Sunnyvale, California for administrative offices, research and development, general and administrative purposes, advanced manufacturing, warehousing, and distribution. Our lease for this building will expire in February 2007.

We also lease a 7,000 square foot warehouse in a neighboring building in Sunnyvale, California to support product development requirements. This lease expires at the end of 2005. Also in the United States, we lease approximately 2,000 square feet in Sanford, Florida, which is used to house and distribute trade show booths and other promotional materials. This lease expires in 2006. In addition, as a result of our acquisition of MDA, we assumed a lease for a 12,800 square foot facility in Scotts Valley, California. We have negotiated an exit agreement with the landlord of this facility and our occupancy and leasing of this facility is scheduled to end on April 15, 2005, at which time we will pay a $255,000 early cancelation payment. As a result of our acquisition of Opus Medical we have a 10,000 square foot facility in San Juan Capistrano, California. This facility houses product development and limited manufacturing capability associated with the Opus Medical product line. This lease expires at the end of 2005.

Internationally, we lease 4,100 square feet in Stockholm, Sweden, which serves as our headquarters for International Operations, approximately 750 square feet in Vesoul, France, 3,100 square feet in Harrogate, England and 1,400 square feet in Radevormwald, Germany, all for administrative, sales and marketing purposes. The Harrogate, U.K. facility also contributes to the product development process for a portion of our Sports Medicine product line. We also own a 42,000 square foot building in Costa Rica located in a tax-advantaged business park. This building serves as our principal manufacturing location for disposable devices.

We believe these facilities are sufficient for our operations through 2005.

ITEM 3.    LEGAL PROCEEDINGS

On July 25, 2001, we filed a lawsuit against Smith & Nephew, Inc. (Smith & Nephew) in the United States District Court of Delaware. The lawsuit alleges, among other things, that Smith & Nephew has been, and is currently, infringing three patents issued to ArthroCare. Specifically, Smith & Nephew uses, imports, markets and sells electrosurgical products under the names of Dyonics Control RF System, ElectroBlade and Saphyre™ that infringe these patents. We seek the following remedies: (1) a judgment that Smith & Nephew has infringed these patents; (2) a permanent injunction precluding Smith & Nephew from using, importing, marketing and selling the above-referenced products; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Smith & Nephew’s use of our inventions with the damages to be trebled because of Smith & Nephew’s willful infringement. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. On March 10, 2004, the U.S. District Court in Delaware granted our motion to permanently enjoin Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe our patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted our motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim. On April 27, 2004, the Court rejected Smith & Nephew’s request for a stay of the permanent injunction pending appeal. On June 10, 2004, the Court issued an injunction order enjoining Smith & Nephew from the use, manufacture and sale of the infringing products in the United States. Smith & Nephew’s has appealed the above rulings in the Federal Circuit Court of Appeals. In addition, the U.S. District Court is to hold a second trial to award damages to us for the infringing activity of Smith & Nephew.

On April 3, 2003, Smith & Nephew filed a lawsuit against us in the United States District Court, Western Tennessee alleging that we infringed two Smith & Nephew patents—nos. 5,980,504 and 6,261,311. Smith & Nephew has also alleged that we are in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew has requested that the Court issue a preliminary and permanent injunction preventing us from further infringement of the above mentioned patents and from making further false or misleading statements concerning

Smith & Nephew’s medical devices. In addition, Smith & Nephew has requested that the Court award compensatory damages and treble damages for willfulness, as well as legal fees. We believe these claims to be without merit and will defend ourselves vigorously. A jury trial is scheduled for October 2005.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit alleged that a patient suffered damage to his knee as a result of the use of an ArthroCare probe in an arthroscopic procedure. The lawsuit included a claim for punitive damages; however, the court on summary judgment dismissed this claim, along with others. A jury trial on the remaining allegations commenced on June 30, 2003 and was completed on July 15, 2003. The jury returned with a defense verdict, denying all of the plaintiff’s liability claims and finding that the ArthroCare probe does not have a design defect and ArthroCare did not fail to warn physicians about any alleged dangers of using the ArthroCare probe on articular cartilage.

In July 2003, a product liability suit was brought against us in the New York State Supreme Court, County of Westchester. The lawsuit alleged that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. We believe these claims to be without merit and will defend ourselves vigorously.

In August 2001, a product liability suit was brought against us in the Superior Court Arizona, county of Yavapai. The lawsuit alleges that a patient suffered internal and external injury to the patient’s knee as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. This case was settled in 2003 with no significant impact to ArthroCare’s financial condition.

In connection with a medical malpractice suit against a physician, a product liability suit was brought against us in the 269th Judicial District Court, Harris County, Texas in September 2002. The lawsuit alleged that a patient suffered internal and external injury to the patient’s ankle as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. The parties settled this suit in 2004.

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

On October 27, 2003, a product liability suit was brought against us in the 9th Judicial Circuit, Orange County, Florida. The lawsuit alleges, among other things, that a patient died on July 27, 2001 as a result of a defective ArthroCare product used in a tonsillectomy procedure on the patient. We believe these claims to be without merit and will defend ourselves vigorously.

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

On October 28, 2004, we received a letter from an attorney representing a patient who underwent a rotator cuff surgery on October 16, 2003 in Texarkana, Texas. The letter alleges, among other things, that the patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. The patient has not filed a lawsuit for this claim as of yet. We believe these claims to be without merit and intend to defend ourselves vigorously.

On January 10, 2005, we received a letter from an attorney representing a patient who underwent surgery to repair a torn ACL on May 14, 2003 in Massachusetts. The letter alleges, among other things, that the patient suffered burns on her leg as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. The patient has not filed a lawsuit for this claim as of yet. We believe these claims to be without merit and intend to defend ourselves vigorously.

On January 12, 2005, a product liability suit was brought against us in the 19th Judicial District Court Parish of East Baton Rouge, Louisiana. The lawsuit alleges, among other things, that a patient suffered injury as a result of a spinal procedure (annuloplasty and Nucleoplasty) conducted on February 12, 2004. Upon initial review, we believe these claims to be without merit and intend to defend ourselves vigorously.

On January 21, 2005, a product liability suit was brought against us in the United States District Court of Vermont. The lawsuit alleges, among other things, that a patient suffered injury as a result of an arthroscopic procedure involving the use of an ArthroCare wand. Upon initial review, we believe these claims to be without merit and intend to defend ourselves vigorously.

As part of our acquisition of MDA, we inherited two product liability suits filed against Lysonix, Inc., a manufacturer of ultrasonic liposuction equipment and a wholly-owned subsidiary of MDA. At the time of our acquisition of MDA, MDA had sold the assets of Lysonix and was no longer selling any Lysonix equipment. In one of the cases, a product liability suit was brought against Lysonix in the 120 th Judicial District Court, El Paso County, Texas. The lawsuit alleges, among other things, that a patient died after an ultrasonic-assisted liposuction procedure on October 16, 2000 at least partly as a result of Lysonix’s failure to timely warn the physician of the potential risks associated with the product. This case was settled in 2004. In the other case, a product liability suit was brought against Lysonix in the Circuit Court of Jefferson County, Alabama. The lawsuit alleges, among other things, that a patient died on January 20, 2001 after a liposuction procedure at least partly as a result of a design defect with a pressure garment sold by Lysonix. This case was settled in 2004.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by this item is incorporated by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on The Nasdaq Stock Market under the symbol ARTC. The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our common stock.

	2004
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$27.30	$29.35	$29.94	$33.11
Low	21.54	19.76	22.56	26.98

	2003
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$12.75	$18.20	$21.37	$25.88
Low	8.65	12.38	12.65	17.67

As of February 28, 2005, there were no outstanding shares of Preferred Stock and 376 holders of record of 23,892,558 shares of outstanding Common Stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

Information required by this item regarding our equity compensation plans is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future. Net loss for 2004 reflects significant charges related to acquisitions during the period, as described within Acquired in-process research and development costs in Item 7.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statements of Operations Data:
Product sales	$147,830	$114,719	$84,965	$70,300	$62,164
Royalties, fees and other	6,318	4,134	3,822	8,075	3,615
Total revenues	154,148	118,853	88,787	78,375	65,779
Gross profit	103,048	80,912	55,378	50,684	40,117
Operating expenses	126,801	72,767	56,225	42,994	32,619
Income/(Loss) before cumulative effect of change in accounting principle	(26,189)	7,456	1,132	10,060	15,845
Cumulative effect of the application of SAB 101	—	—	—	—	(4,300)
Net income/(loss)	(26,189)	7,456	1,132	10,060	11,545
Basic net income (loss) per share	$(1.21)	$0.36	$0.05	$0.45	$0.53
Diluted net income (loss) per share	$(1.21)	$0.34	$0.05	$0.43	$0.50

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities (including long-term portion)	$21,836	$31,318	$52,851	$76,695	$86,814
Working capital	80,912	67,670	72,939	98,642	97,013
Total assets	240,531	138,138	135,952	133,697	140,462
Long-term liabilities	34,290	155	161	53	4,758
Total stockholders’ equity(1)	175,252	120,648	118,163	125,093	126,345

(1)	We have not declared any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

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

In April 1998, we announced that we had entered the cosmetic surgery market and formed a business unit called Visage to commercialize Coblation technology in this field. In early 1999, we entered into a license and distribution agreement with Collagen Aesthetics, Inc., which was subsequently purchased by Inamed Corporation. Under this agreement, Inamed Corporation acquired exclusive, worldwide, marketing right for our cosmetic surgery line of products for the dermatology and cosmetic surgery markets. In March 2001, we terminated this contract, alleging breach by Inamed of certain terms of the contract. We signed a settlement agreement with Inamed mutually releasing all claims against each other in 2002. In April 2001, we began marketing and selling our cosmetic surgery product line through a network of distributors and direct sales representatives. In 2003, we granted exclusive distribution rights to one U.S. distributor to sell the Visage product line exclusively for Microtouch. In 2004, we terminated this distribution agreement and granted an option to purchase the exclusive distribution rights to the Visage product line to a small, privately-held company, NovaDermis. On December 31, 2004, this option expired and we now retain all rights to Coblation technology in this field.

In May 1998, we announced that we had entered the ear, nose and throat market and had formed a business unit called ENTec to commercialize Coblation technology in this field.

In September 1999, we announced that we had entered the spinal surgery market. In February 2000, we announced that we were expanding our marketing efforts for our spinal surgery system to specifically address selected applications in neurosurgery. We are marketing and selling our spinal surgery products through a network of independent distributors and direct sales representatives supported by regional managers worldwide. In January 2004, we acquired MDA and its majority-owned subsidiary, Parallax, a business focused on the treatment of vertebral compression fractures. In November 2004, we acquired Opus Medical, a business focused on soft tissue to bone repair systems, including systems for the treatment of rotator cuff injuries.

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

In December 1995, we introduced our Arthroscopy System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units at substantial discounts or placing controllers at customer sites at no cost in order to generate future disposable product revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets, including the products we have introduced in the fields of spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ENT surgery, cardiology and general surgery. We have received 510(k) clearance for use of our technology in several fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Results of Operations

	Year Ended December 31,
(Dollar amounts in thousands)	2004		2003		2002
Revenues:
Product sales	$147,830	96%	$114,719	97%	$84,965	96%
Royalties, fees and other	6,318	4%	4,134	3%	3,822	4%

Total revenues	154,148	100%	118,853	100%	88,787	100%
Cost of product sales	51,100	33%	37,941	32%	33,409	38%

Gross profit	103,048	67%	80,912	68%	55,378	62%

Operating expenses:
Research and development	13,346	9%	10,642	9%	8,826	10%
Sales and marketing	58,087	38%	46,100	39%	36,519	41%
General and administrative	16,310	10%	14,845	12%	10,679	12%
Amortization of intangible assets	2,658	2%	1,180	1%	201	0%
Acquired in-process research & development costs	36,400	23%	—		—

Total operating expenses	126,801	82%	72,767	61%	56,225	63%

Income (loss) from operations	(23,753)	-15%	8,145	7%	(847)	-1%
Interest income and other, net	824	0%	2,357	2%	2,545	3%

Income (loss) before income taxes	(22,929)	-15%	10,502	9%	1,698	2%
Income tax provision	3,260	2%	3,046	3%	566	1%

Net income (loss)	$(26,189)	-17%	$7,456	6%	$1,132	1%

Revenues

Product Sales consist of sales of disposable devices and controller units. Product sales for 2004 were $147.8 million, compared to $114.7 million and $85.0 million in fiscal 2003 and 2002, respectively. Product sales by product market for the periods shown were as follows (Dollar amounts in thousands):

	Year Ended December 31,
	2004		2003		2002
Sports Medicine	$97,574	66%	$82,114	72%	$65,412	77%
ENT	28,357	19%	17,169	15%	10,195	12%
ArthroCare Spine	21,614	15%	14,229	12%	8,606	10%
Coblation Technology	285	0%	1,207	1%	752	1%

Total Product Sales	$147,830	100%	$114,719	100%	$84,965	100%

Product sales by market for the years presented were favorably impacted by sales of our acquired product lines. Product sales included $23.3 million, $11.7 million and $2.8 million from the Company’s acquisitions of Atlantech, MDA & Opus Medical, for the years ended December 31, 2004, 2003 and 2002, respectively.

Product sales by geography for the periods shown were as follows (Dollar amounts in thousands):

	Year Ended December 31,
	2004		2003		2002
United States	$111,453	75%	$86,687	76%	$70,088	82%
United Kingdom	11,053	8%	8,476	7%	2,627	3%
Rest of World	25,324	17%	19,556	17%	12,250	15%

Total Product Sales	$147,830	100%	$114,719	100%	$84,965	100%

Several years ago, we began aggressively transitioning our distribution channel away from stocking distributors to a more direct sales model. The execution of this strategy was substantially complete by the end of 2002. In connection with this strategy, we recorded $0.7 million in revenue reduction adjustments and charges in 2002 due to termination of stocking distributor agreements. The increase in direct sales presence has had a positive effect on product sales since inception, as did the execution of our strategic plan to build market share through continued promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy and introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our improved presence in Europe and our acquisitions of the Atlantech, Parallax and Opus Medical product lines have added to our product sales growth.

We place controllers with our customers at no cost or sell them to customers at substantial discounts to generate demand for our disposable devices. We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. For fiscal years 2004, 2003, and 2002, disposable device sales comprised approximately 98%, 98% and 98%, respectively, of our product sales. We anticipate that disposable device sales will remain the primary component of our product sales in the near future. We shipped approximately 700,000 disposable devices in 2004, compared to approximately 600,000 and 499,000 devices in 2003 and 2002, respectively.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology, and continue to work on new product development efforts specifically for knee applications. We believe that, in our eight years of product shipments, we have penetrated 30% to 35% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 45% of our arthroscopy product sales are being generated by the sale of disposables for use in knee procedures. We expect our sales to continue to be strong in 2005, as we continue to increase our presence in Europe and add the recently acquired MDA and Opus Medical product lines to our sales mix.

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees, and other revenues increased to $6.3 million in 2004 from $4.1 million and $3.8 million in 2003 and 2002, respectively, as a result of increased sales of our products.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Cost of product sales for the quarters in 2003 and 2004 included amortization of capitalized controllers as follows (Dollar amounts in thousands):

	2003	2004
Product Sales	$114,719	$147,830
Controller Depreciation	4,968	6,331
Depreciation as % of Product Sales	4%	4%

Cost of product sales for 2004 was $51.1 million, or 35% of product sales, compared to $37.9 million, or 33% of product sales for 2003 and $33.4 million, or 39% of product sales, for fiscal 2002.

Gross product margin as a percentage of product sales decreased to 65% in 2004 from 67% in the prior year and increased in 2003 from 61% in 2002. The decrease in gross margin percentage compared to 2003 was a result of $1.4 million in charges relating to purchase price adjustments to inventory due to the MDA and Opus Medical acquisitions and start-up costs associated with our third-party logistics project. The increase in gross margin percentage compared to 2002 was mainly attributable to the increased efficiency of our manufacturing operations resulting mostly from the transition of manufacturing operations to our Costa Rica facility and increased production volume to cover our increased product sales, partially offset by the increased controller unit amortization and the lower gross margin on sales of Atlantech products. The 2002 gross product margin was additionally impacted by a $2.5 million charge to revalue inventory to bring it into line with our new, lower manufacturing cost structure and a $0.3 million charge relating to purchase price adjustments to inventory due to our acquisition of Atlantech.

We expect gross product margins to improve as we continue to experience savings from both our Costa Rica manufacturing facility and third party logistics infrastructure.

Operating Expenses

Research and development expense increased to $13.3 million, or 9% of total revenues, in 2004 from $10.6 million, or 9% of total revenues, in 2003 and from $8.8 million, or 10% of total revenues, in 2002. The increase in research and development costs in 2004 as compared to 2003 is primarily due to continued investments in Coblation based products and in the MDA product line. The increase in research and development expenses in 2003 as compared to 2002 is primarily due to our continued investment in Coblation technology, which we believe is essential for us to maintain and improve our competitive position. The increase consists of $1.2 million in increased compensation and related expenses due to increasing headcount, and $0.6 million in increased prototype development costs. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, including for the newly acquired MDA and Opus Medical products, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expense increased to $58.1 million, or 37.7% of total revenues, in 2004, from $46.1 million, or 38.8% of total revenues, in 2003, and from $36.5 million, or 41% of total revenues, in 2002. Increased expenses in 2004 as compared to 2003 related primarily to $3.7 million in increased sales commissions associated with the increased sales volume, $4.5 million in additional compensation and related expenses associated with our increased direct sales force and $2.5 million in sales and marketing expenses associated with the MDA and Opus Medical acquisitions. Increased expenses in 2003 as compared to 2002 related primarily to $3.6 million in increased sales commissions associated with the increased sales volume, $6.0 million in additional compensation and related expenses associated with our increased direct sales force, especially in Europe. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products. Further absolute dollar increases in sales and marketing expenses are expected to be driven by increased sales volumes from the MDA and Parallax product lines.

General and administrative expense increased to $16.3 million, or 11% of total revenues, in 2004, from $14.8 million, or 12% of total revenues, in 2003, and from $10.7 million, or 12% of total revenues, in 2002. The increase in general and administrative expenses in 2004 as compared to 2003 is due primarily to a $2.7 million increase in outside services, principally related to Sarbanes—Oxley compliance, and $1.9 million in increased facilities and depreciation expense relating to the MDA and Opus Medical acquisitions. These increases were partially offset by reduced patent-related legal spending. The increase in general and administrative expenses in 2003 as compared to 2002 is due primarily to a $2.4 million increase in compensation and related expenses due to increased staffing in the United States and international locations and a $1.3 million increase in legal costs due to the expenses involved in patent infringement litigation. We expect that general and administrative expenses will continue to decrease as a percentage of total revenues, but will increase in dollar amounts as we incur additional legal expenses and continue business development activities.

Amortization of intangible assets increased to $2.7 million or 2% of total revenues, in 2004, from $1.2 million, or 1% of total revenues, in 2003, and from $0.2 million, or 0.2% of total revenues, in 2002. The increase in amortization in 2004 as compared to 2003 relates to amortization of intangible assets acquired in the Opus Medical and MDA acquisitions. The increase in amortization in 2003 as compared to 2002 is attributed to the Atlantech acquisition, which was completed in October of 2002.

Acquired in-process research and development costs (IPR&D), in connection with our acquisition of Opus Medical during the fourth quarter of 2004, we expensed $36.4 million of the purchase price for IPR&D for projects related to automated suturing technology applicable to sports medicine surgical procedures. These projects related to technology which had not yet reached technological feasibility and had no future alternative use. Prior to the acquisition, we did not have a comparable product under development.

At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies. We expect to incur $1.6 million in costs in 2005 to bring these products to commercialization in the United States. These costs are expected to be funded by internally generated cash flows.

The products in the IPR&D (attached table) involve novel implantable technology and devices for improving both the shoulder joint repair and biceps tendon repair procedures.

Included in the projected completion costs are expenses associated with final product testing, FDA clearances and the development of high quality, high yield manufacturing processes.

	(In thousands)
Acquired IPR&D Project Type	Projected Cost to Complete	Estimated Completion Date	Value
Shoulder joint repairs	$784	December 31, 2005	$11,000
Implantables	392	December 31, 2005	25,000
Tendon repairs	392	December 31, 2005	400

Total	$1,568		$36,400

Interest and Other Income, Net

Interest and other income, net, decreased to $0.8 million in 2004 from $2.4 million in 2003 and from $2.5 million in 2002. The decrease in interest and other income in 2004 is due to lower cash balances and higher debt incurred due to our acquisitions of MDA and Opus Medical. The decrease in interest and other income, net, in 2003 is primarily due to lower interest income on lower average cash balances, partially offset by increased foreign exchange gains due to the strong European currencies in 2003. Due to the use of cash and borrowings in our purchase of MDA and Opus Medical in January and November of 2004, respectively, we anticipate interest and other income to decrease in the future.

Income Tax Provision

The provision for income taxes was $3.3 million for 2004, compared to $3.0 million for 2003 and $0.6 million for 2002. The effective tax rate for 2004 was 14%; however, excluding the Opus Medical in-process research and development charge, the effective rate was 24%, compared to 29% in 2003 and 33% in 2002. The improvement in the effective tax rate is primarily due to the continued expansion of business activities in our Costa Rican operations and to tax credits for research and development activities.

Liquidity and Capital Resources

As of December 31, 2004, we had $80.9 million in working capital, compared to $67.7 million at December 31, 2003. Our principal sources of liquidity consisted of $21.8 million in cash and cash equivalents. Cash equivalents are highly liquid with original maturities of ninety days or less.

Cash generated by operating activities was $17.2 million in 2004, mainly attributable to net income, excluding certain charges for non-cash items of $55.9 million, partially offset by an increased investment in inventory, necessary for our increased sales volume, and a buildup of accounts receivable and other assets, also precipitated by our increased sales volume and operating activity.

Inventories increased to $40.5 million at December 31, 2004 from $33.1 million at December 31, 2003. The increase in inventory was in order to support anticipated increasing product sales activity. Additionally, approximately $4.0 million of the increase related to the Opus product line. We expect future inventory levels to increase in absolute dollar value in order to support sales volume increases, to provide safety stock and support our expansion into additional markets.

Accounts receivable, net of allowances, increased to $34.0 million at December 31, 2004 from $24.1 million at December 31, 2003. The increase in accounts receivable in 2004 was due to the significant increase in sales, slightly offset by an improvement in average collection times. In addition, in connection with a review of outstanding U.S. accounts receivable, we wrote-off old credits of approximately $0.6 million in 2004. See Schedule II on page 79 for a summary of activity in this account.

Cash used in investing activities was $60.1 million in 2004, as compared to $15.0 million in 2003, due mainly to the purchases of MDA and Opus Medical of $56.1 million in addition to $15.0 million in investments in fixed assets, offset by net sales of available-for-sale securities of $11.0 million. Investments in property and equipment increased to $15.0 million for 2004, as compared to $13.8 million in 2003. The increase was primarily due to the capitalization of controllers placed with customers under various promotional programs, in addition to normal purchases of equipment.

Cash provided by financing activities was $43.8 million for 2004, compared to cash used in financing activities of $7.4 million in 2003, primarily due to loans taken out to finance our acquisitions. The increase in proceeds from the exercise of common stock options and warrants from 2003 is primarily driven by our higher stock prices in 2004, which led to increased exercises of options and warrants.

In the past, we have financed our operating and capital needs principally with cash from product sales, cash, cash equivalents, and available-for-sale securities and related interest income, and existing capital resources. However, in October 2003, we announced our intent to acquire MDA, an acquisition which was completed in January 2004, pursuant to which we were to make an initial cash payment of approximately $24.2 million in cash, net of certain holdbacks, which used a significant portion of our cash reserves. In anticipation of this acquisition, we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the revolving credit facility, we were able to borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to 2.25%, at our discretion, for operating needs. The increase over the base rate is determined by our leverage ratio, as defined in the credit facility. Under the terms of the term credit facility, we could borrow $15.0 million for specified acquisitions at the same rates as noted above. The credit facility contained covenants which specify minimum financial ratios and limit our ability to take on additional debt, or make future acquisitions or dispositions. On January 28, 2004, in connection with the acquisition of MDA, we borrowed $15.0 million under the term credit facility. In September 2004, we repaid the entire $15.0 million borrowed under the term credit facility.

In October 2004, in anticipation of our acquisition of Opus Medical, we amended and restated our existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, we may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan. We may borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a eurodollar rate. The increase over the base rate of either type of loan is determined by our leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contains covenants that specify minimum financial ratios and limit our ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may result in acceleration of our repayment obligation. In connection with our acquisition of Opus Medical, we borrowed $30.0 million against the term commitment loan in November, 2004. At December 31, 2004, we had not drawn upon the $20.0 million revolving line of credit. At December 31, 2004, the weighted average interest rate applicable to borrowings under the amended and restated credit facility was 3.8%.

Due to our net loss in the fourth quarter of 2004, the Company was not in compliance with certain prior covenant provisions of the amended and restated credit facility. On March 30, 2005, we entered into an amendment to our existing amended and restated credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders, effective as of the execution of our amended and restated credit facility, October 15, 2004. The amendment revises two provisions of the facility to address certain information that was not fully known by all of the parties at execution of the original agreement. Under the March 2005 amendment, we were in compliance with all restrictive covenants at December 31, 2004. The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. At December 31, 2004, available borrowing capacity under the credit facility was $20 million. We do not currently anticipate future borrowings under the term credit facility.

We believe that the above-described credit and term facilities, in addition to cash generated from operations, will be sufficient to fund our operations through fiscal year 2005 and in the near future. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2004:

	Payments Due by Period (In thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Lease Obligations	$4,798	$2,348	$2,450	$—	$—
Contractual Obligations to Former Atlantech Owners	$2,176	$1,064	$1,112	$—	$—
Debt Obligations	$28,929	$4,286	$12,857	$8,571	$3,214
Payments to MDA Shareholders and other assumed liabilities	$3,451	$3,451	$—	$—	$—
Payments to Opus Medical Shareholders	$40,316	$316	$40,000	$—	$—

Total	$79,670	$11,465	$56,419	$8,571	$3,214

In connection with the acquisition of MDA, which was consummated on January 28, 2004, we borrowed $15.0 million under our term credit facility. This amount was repaid on September 30, 2004. In connection with the acquisition of Opus Medical, which was consummated on November 12, 2004, we borrowed $ 30.0 million under our amended and restated term credit facility.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns; inventory allowances; warranty costs; impairment assessments for long-lived assets, including goodwill; contingencies and other special charges; and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

We recognize product and royalty revenue after shipment of our products to customers and fulfillment of any acceptance terms, and when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of a provision for estimated product returns. Revenue related to collaborative research and development contracts is recognized as the related work is performed.

We recognize license fee and milestone revenue over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Amounts billed to customers relating to shipping and handling costs are presented in the consolidated statements of operations within royalties, fees and other revenues and related costs are classified as a cost of product sales.

Inventory Allowance

Inventory purchases and commitments are based upon future demand forecasts. We record an allowance against our inventory value to the extent we believe that demand for certain inventory items has decreased or if certain inventory items have become obsolete. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.

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

Acquired In-Process Research and Development (IPR&D)

When we acquire another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets, and goodwill. Our policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility, have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Goodwill Impairment

We currently have recorded goodwill related to our acquisitions of Atlantech, MDA and Opus Medical. We perform goodwill impairment tests on an annual basis and more frequently in certain circumstances. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value.

Impairment of Long-Lived Assets.

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to eight years.

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

Stock-Based Compensation.

We account for stock-based employee compensation using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the award. We account for stock options issued to non-employees using the fair value method of accounting, which requires us to assign a value to the stock options issued based on the Black-Scholes pricing model and to record that value as a compensation expense. If we were to account for stock options issued to employees using the fair value method of accounting rather than the intrinsic value method, our results of operations would be significantly affected.

Recent Accounting Pronouncements

In October 2004, the United States Congress passed the American Jobs Creation Act of 2004 (the “Jobs Act”). This legislation contains provisions which may affect the calculation of our taxable income for federal income tax in future periods. Significant features of the Jobs Act include (i) enactment of a deduction from taxable income for certain U.S. manufacturing activities, (ii) a one-time reduction of tax on qualifying repatriations of earnings from foreign subsidiaries. Also in October 2004, the Working Families Tax Relief Act of 2004 (the “Relief Act”) became law, and it provides for restoration of the research and experimentation tax credit, which had expired in June 2004. We are currently evaluating what effect, if any, the Jobs Act and Relief Act will have upon our future results of operations, financial position, or cash flows.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43.” SFAS No. 151 requires that idle facility costs, freight and handling costs, and costs of wasted material be excluded from the cost of inventory and the costs of inventories be based on the normal capacity of the production facilities. SFAS No. 151 will be effective on January 1, 2006. SFAS No. 151 is not expected to have a material impact on our consolidated results of operations, results of operations, financial position or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of an enterprise’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method of Accounting Principles Board Opinion No. 25. Instead, it generally requires that such transactions be accounted for using a fair-value-based method. We expect to adopt this standard on its effective date, which is July 1, 2005. We are in the process of assessing the impact of this standard on our consolidated results of operations, financial position and cash flows. This assessment includes evaluating valuation methods and assumptions which would be applied to accounting for employee stock options.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, including short-term investments and cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio.

We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents.

The table below presents principal amounts and related weighted average interest rates as of December 31, 2004 for our cash and cash equivalents.

Cash and cash equivalents	$21,836
Average interest rate	2.2%

Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

Borrowings under our amended and restated credit facility incur interest based on current market interest rates. To the extent that these rates fluctuate, our results of operations and cash flows, as well as our ability to borrow needed capital at a critical time, could be significantly affected. We estimate that a 1% change in applicable interest rates would impact our annual interest expense by approximately $262,000 assuming our borrowings were unchanged.

A significant portion of our European sales and operating expenses are denominated in currencies other than the U.S. Dollar. In 2004, most of these currencies grew stronger against the U.S. Dollar. To the extent that these currencies continue to become stronger or become weaker against the U.S. Dollar, we will experience variations in our results of operation and financial condition.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“the Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness discussed below. Due to the material weakness described below, the Company performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Status of Management’s Report on Internal Control Over Financial Reporting

Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of our independent auditor, PricewaterhouseCoopers LLP, as required by Item 308(b) of Regulation S-K, management’s report on internal control over financial reporting and the associated report on the audit of management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed in April 2005.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is conducting an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2004. In making its assessment, management is using the criteria contained in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with this evaluation, management informed our Audit Committee of a material weakness in our internal control over financial reporting, which is described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

At December 31, 2004, we did not maintain effective controls over the accounting for foreign currency transactions. Specifically, we did not perform adequate analysis and review of the appropriateness of foreign currency transactions reported in the consolidated financial statements. Consequently, the Company’s controls failed to identify the improper classification of certain transactions related to our Swedish subsidiary. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the quarters ended March 31, 2004 and June 30, 2004. Additionally, this control deficiency could result in a misstatement to other income that would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. Upon completion of our assessment, management expects to conclude that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control—Integrated Framework.

Management’s evaluation of its internal control over financial reporting as of December 31, 2004 is not complete. Further, upon completion of our ongoing evaluation of internal control over financial reporting we may identify additional control deficiencies, and those deficiencies, alone or in combination with others, may be considered additional material weaknesses.

We also expect that the report of our independent registered public accounting firm will contain an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2004.

Remediation of the Material Weakness

To remediate the material weakness described above (1) management intends to increase staffing in our finance department in 2005 by approximately 50%, (2) management has implemented an internal control that requires our finance group to complete a top down review of the reasonableness of foreign currency transactions on a monthly basis and (3) our Swedish subsidiary will maintain its original accounting records in US Dollars, rather than in Swedish Krona, beginning in 2005. Management believes that these planned changes will be sufficient to correct the internal control design deficiency underlying the material weakness described above.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.  Financial Statement Schedule.    The following financial statement schedule of the company as of and for the years ended December 31, 2004, 2003 and 2002, is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the Financial Statements, and notes thereto, of the company.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	79

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3.  Exhibits (in accordance with Item 601 of Regulation S-K).

2.1

Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders’ Agents (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2004).

2.2

Amendment No. 1, dated as of October 6, 2004, to the Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders’ Agents (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 18, 2004).

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

10.41

Form of “Amendment to VP Continuity Agreement” between ArthroCare Corporation and its vice presidents (Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2004).

10.42

Form of “Senior VP Continuity Agreement” between ArthroCare Corporation and its senior vice presidents (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2004).

10.43

Form of “Amendment to Senior VP Continuity Agreement” between ArthroCare Corporation and its senior vice presidents (Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2004).

10.44

Employment Agreement between the Registrant and Michael Baker, dated January 1, 2003 (Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed on November 26, 2004).

10.45††

Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated October 15, 2004 (Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q filed on November 26, 2004).

10.46	2004/2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Current Report on Form 8-K/A filed on February 28, 2005).

10.47	2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.48

Form of Option Agreement under the Amended and Restated 2003 Incentive Plan (Incorporated herein by reference to Exhibit 10.48 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.49

Form of Restricted Stock Bonus Agreement under the Amended and Restated Director Option Plan (Incorporated herein by reference to Exhibit 10.49 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.50

Form of Restricted Stock Bonus Agreement under the Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.50 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.51††	First Amendment to Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated March 30, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Page 75).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to portions of this exhibit.
††	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

On October 12, 2004, ArthroCare filed a Form 8-K including Item 1.01 information filed, Item 8.01 information filed and Item 9.01 information filed relating to our acquisition of Opus Medical, Inc.

On October 20, 2004, ArthroCare filed a Form 8-K including Item 2.02 information filed and Item 9.01 information filed regarding financial results for the quarter ended September 30, 2004.

On October 21, 2004, ArthroCare filed a Form 8-K including Item 1.01 information filed and Item 2.03 information filed relating to our amended and restated credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association.

On November 16, 2004, ArthroCare filed a Form 8-K including Item 2.02 information filed and Item 9.01 information filed relating to a reclassification of certain foreign exchange transactions in our Swedish subsidiary for our financial results for the quarter ended September 30, 2004.

On November 18, 2004, ArthroCare filed a Form 8-K including Item 2.01 information filed, Item 8.01 information filed and Item 9.01 information filed relating to our acquisition of Opus Medical, Inc.

On November 22, 2004, ArthroCare filed a Form 8-K including Item 3.01 information filed relating to a letter we received from Nasdaq indicating that, due to our delay in filing our Form 10-Q for the quarter ended September 30, 2004 with the Securities and Exchange Commission, we failed to comply with filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14).

On November 26, 2004, ArthroCare filed a Form 8-K including Item 4.02 information filed and Item 8.01 information filed relating to the conclusion of our audit committee and management that the previously issued financial statements contained in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004 contained two errors and should therefore no longer be relied upon.

On December 3, 2004, ArthroCare filed a Form 8-K including Item 8.01 information filed relating the trading plan of Michael A. Baker, our President and Chief Executive Officer.

On January 10, 2005, ArthroCare filed a Form 8-K including Item 1.01 information filed relating to approved changes to the equity and cash compensation for non-employee directors.

On February 22, 2005, ArthroCare filed a Form 8-K including Item 1.01 information filed and Item 9.01 information filed relating to approval of compensation to listed executive officers and the adoption of cash bonus plans.

On February 28, 2005, ArthroCare filed a Form 8-K including Item 1.01 information filed and Item 9.01 information filed to amend and restate the Form 8-K filed on February 22, 2005

On March 16, 2005, ArthroCare filed a Form 8-K including Item 2.02 information filed and Item 9.01 information filed regarding financial results for the quarter ended and fiscal year ended December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of ArthroCare Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, CA

March 31, 2005

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$21,836	$20,890
Accounts receivable, net of allowance for doubtful accounts of $400 in 2004 and $289 in 2003	34,032	24,122
Inventories	40,484	33,072
Deferred tax assets	10,685	3,604
Prepaid expenses and other current assets	4,864	3,317

Total current assets	111,901	85,005

Available-for-sale securities	—	10,428
Property and equipment, net	29,396	23,493
Related party receivables	1,075	1,205
Deferred tax assets	—	1,409
Intangible assets	39,959	5,864
Goodwill	57,859	10,383
Other assets	341	351

Total assets	$240,531	$138,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,517	$6,808
Accrued liabilities	9,925	4,082
Accrued compensation	6,783	5,323
Income taxes payable	478	1,122
Current portion of loan payable	4,286	—

Total current liabilities	30,989	17,335
Loan payable, net of current portion	24,643	—
Deferred tax liabilities	9,493	—
Deferred rent	154	155

Total liabilities	65,279	17,490
Commitments and contingencies

Preferred stock, par value $0.001:
Authorized: 5,000 shares;
Issued and outstanding: none	—	—
Common stock, par value $0.001:
Authorized: 75,000 shares;
Issued and outstanding: 24,086 shares in 2004 and 21,025 shares in 2003	24	21
Treasury stock: 2,704 shares in 2004 and 2003	(42,158)	(42,158)
Additional paid-in capital	238,355	156,283
Deferred compensation	(2,477)	(951)
Accumulated other comprehensive loss	(592)	(836)
Retained earnings (Accumulated deficit)	(17,900)	8,289

Total stockholders’ equity	175,252	120,648

Total liabilities and stockholders’ equity	$240,531	$138,138

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$147,830	$114,719	$84,965
Royalties, fees and other	6,318	4,134	3,822

Total revenues	154,148	118,853	88,787
Cost of product sales	51,100	37,941	33,409

Gross profit	103,048	80,912	55,378

Operating expenses:
Research and development	13,346	10,642	8,826
Sales and marketing	58,087	46,100	36,519
General and administrative	16,310	14,845	10,679
Amortization of intangible assets	2,658	1,180	201
Acquired in-process research and development costs	36,400	—	—

Total operating expenses	126,801	72,767	56,225

Income (loss) from operations	(23,753)	8,145	(847)
Interest income	379	518	1,828
Interest expense	(930)	(84)	(94)
Foreign exchange gains, net	1,417	1,596	237
Other income (expense), net	(42)	326	574

Income (loss) before income taxes	(22,929)	10,502	1,698
Income tax provision	3,260	3,046	566

Net income (loss)	$(26,189)	$7,456	$1,132

Basic net income (loss) per share	$(1.21)	$0.36	$0.05

Shares used in computing basic net income (loss) per share	21,594	20,885	21,467

Diluted net income (loss) per share	$(1.21)	$0.34	$0.05

Shares used in computing diluted income (loss) per share	21,594	21,942	22,330

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balances, December 31, 2001	21,855	$22	$(18,987)	$146,081	$—	$(1,724)	$(299)	$125,093
Issuance of common stock through:
Exercise of options	293	—	—	1,989	—	—	—	1,989
Employee stock purchase plan	51	—	—	542	—	—	—	542
Restricted stock expense	—	—	—	23	—	—	—	23
Stock compensation	—	—	—	83	—	—	—	83
Income tax benefit resulting from exercise of stock options	—	—	—	679	—	—	—	679
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(80)	—	(80)	$(80)
Currency translation adjustment	—	—	—	—	—	820	—	820	820
Purchase of common stock	(1,027)	(1)	(12,117)	—	—	—	—	(12,118)
Net income	—	—	—	—	—	—	1,132	1,132	1,132

Balances, December 31, 2002	21,172	21	(31,104)	149,397	—	(984)	833	118,163	1,872

Issuance of common stock through:
Exercise of warrants and options	387	1	—	3,007	—	—	—	3,008
Employee stock purchase plan	67	—	—	752	—	—	—	752
Issuance of restricted stock	126	—	—	1,138	(1,138)	—	—	—
Stock compensation	—	—	—	392	187	—	—	579
Income tax benefit resulting from exercise of stock options	—	—	—	1,597	—	—	—	1,597
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(194)	—	(194)	(194)
Currency translation adjustment	—	—	—	—	—	342	—	342	342
Purchase of common stock	(727)	(1)	(11,054)	—	—	—	—	(11,055)
Net income	—	—	—	—	—	—	7,456	7,456	7,456

Balances, December 31, 2003	21,025	21	(42,158)	156,283	(951)	(836)	8,289	120,648	7,604

Issuance of common stock through:
Exercise of options	1,009	1	—	14,266	—	—	—	14,267
Employee stock purchase plan	44	—	—	879	—	—	—	879
Issuance of restricted stock	71	—	—	2,123	(2,123)	—	—	—
Purchase of Opus Medical	1,937	2	—	59,998	—	—	—	60,000
Stock compensation	—	—	—	176	597	—	—	773
Income tax benefit resulting from exercise of stock options	—	—	—	4,630	—	—	—	4,630
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	173	—	173	173
Currency translation adjustment	—	—	—	—	—	71	—	71	71
Net loss	—	—	—	—	—	—	(26,189)	(26,189)	(26,189)

Balances, December 31, 2004	24,086	$24	$(42,158)	$238,355	$(2,477)	$(592)	$(17,900)	$175,252	$(25,945)

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(26,189)	$7,456	$1,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development projects	36,400	—	—
Depreciation and amortization	13,523	9,772	7,589
Loss on disposition of equipment	85	30	—
Provision for doubtful accounts receivable and product returns	586	—	683
Provision for excess and obsolete inventory	246	193	143
Non-cash stock compensation expense	773	579	106
Realized gain on sale of long-term investment	(333)	—	—
Income tax benefit relating to employee stock options	4,630	1,597	679
Deferred rent	(1)	41	61
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(7,624)	(5,470)	1,614
Inventories	(2,627)	(10,028)	(5,832)
Deferred tax asset	3,766	301	—
Prepaid expenses and other current assets	(1,166)	(1,399)	437
Other assets	175	(58)	(99)
Accounts payable	(1,242)	(1,350)	2,619
Accrued liabilities	2,575	(390)	1,501
Income taxes payable and deferred tax liability	(6,376)	1,122	(1,144)

Net cash provided by operating activities	17,201	2,396	9,489

Cash flows from investing activities:
Purchases of property and equipment	(14,956)	(13,779)	(12,235)
Payment for purchase of Opus Medical, net of cash acquired	(30,910)	—	—
Payment for purchase of MDA, net of cash acquired	(25,183)	—	—
Purchases of intangible assets	—	(2,150)	—
Payment for purchase of Atlantech, net of cash acquired	—	(630)	(12,506)
Purchases of available-for-sale securities	(50,932)	(73,938)	(133,516)
Sales or maturities of available-for-sale securities	61,866	75,514	156,526

Net cash used in investing activities	(60,115)	(14,983)	(1,731)

Cash flows from financing activities:
Purchase of treasury stock	—	(11,055)	(12,118)
Repayment of loan from bank	(16,071)	(56)	—
Proceeds from loan from bank	44,750	—	47
Proceeds from issuance of common stock, net of issuance costs	879	752	542
Proceeds from exercise of options and warrants to purchase common stock, net of issuance costs	14,267	3,008	1,989

Net cash provided by (used in) financing activities	43,825	(7,351)	(9,540)

Effect of exchange rate on cash and cash equivalents	35	75	1,028
Net increase (decrease) in cash and cash equivalents	946	(19,863)	(754)

Cash and cash equivalents, beginning of year	20,890	40,753	41,507

Cash and cash equivalents, end of year	$21,836	$20,890	$40,753

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    FORMATION AND BUSINESS OF THE COMPANY:

ArthroCare Corporation (“we” or the “company”) was incorporated on April 29, 1993 and our principal operations commenced in August 1995. We design, develop, manufacture and market medical devices for use in soft-tissue surgery. Our products are based on our patented soft-tissue surgical controlled ablation technology, which we call Coblation technology. Coblation technology involves an innovative use of a non-thermal process and has the capability of performing at temperatures lower than traditional electrosurgical tools. Our strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. We are a global company with manufacturing facilities in the United States and Costa Rica and sales offices in the United States and Europe.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation.    We use the calendar year as our fiscal year.

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

Inventories.    Our inventories, which include material and labor costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis, not in excess of market value. We record reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value.

Property and Equipment.    Property and equipment, including equipment under capital leases, is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of three to five years. We place the majority of our manufactured controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized to cost of goods sold over a three- or four-year period. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term. Maintenance and repair costs are charged to operations as incurred.

Revenue Recognition.    We recognize product and royalty revenue after shipment of our products to customers and upon fulfillment of any acceptance terms, and when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of a provision for estimated product returns. Revenue related to collaborative research and development contracts is recognized as the related work is performed.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize license fee and milestone revenue over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. These items are classified as royalties, fees and other revenues on the accompanying statement of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales on the accompanying statement of operations.

Acquired In-Process Research and Development (IPR&D).    When we acquire another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets, and goodwill. Our policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility, have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Goodwill.    Goodwill is tested for impairment on an annual basis, and in the interim if events and circumstances indicate that goodwill may be impaired. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value. Aggregate goodwill acquired during the years ended December 31, 2004 and 2003 was approximately $47.5 million and $343,000, respectively. Through December 31, 2004, no goodwill impairment losses were required.

Impairment of Long-Lived Assets.    Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to eight years.

Research and Development.    Research and development costs consist mostly of payroll expenses and prototype development costs and are charged to operations as incurred.

Advertising Expense.    Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $4.0 million, $3.4 million and $3.1 million in 2004, 2003 and 2002, respectively.

Stock-Based Compensation.    We account for stock-based employee compensation using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the award. We account for stock options issued to non-employees using the fair value method of accounting. Assumptions used in determining the fair value of non-employee stock option grants in 2004, using the Black-Scholes pricing model, were: risk-free interest rate of 2.9%, expected life of 5 years, expected dividends of zero, and expected volatility of 70%.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had employee stock-based compensation been determined based on the fair value at the grant date for awards in fiscal years 2004, 2003, and 2002, the company’s basic and diluted net income (loss) per share would have been as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss)—as reported	$(26,189)	$7,456	$1,132
Employee stock-based compensation expense determined under the fair value method, net of related tax effects	(11,887)	(12,688)	(12,236)

Pro forma net loss	$(38,076)	$(5,232)	$(11,104)

Earnings (loss) per share:
Basic—as reported	$(1.21)	$0.36	$0.05
Basic—pro forma	$(1.76)	$(0.25)	$(0.52)
Diluted—as reported	$(1.21)	$0.34	$0.05
Diluted—pro forma	$(1.76)	$(0.25)	$(0.52)

In determining the pro forma net loss, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Stock Option Plans

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	2.7% - 4.0%	2.4% - 3.5%	2.6% - 5.0%
Expected life	5 years	5 years	5 years
Expected dividends	—	—	—
Expected volatility	70%	70%	70%

Employee Stock Purchase Plan

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	1.1% - 2.4%	1.2% - 1.3%	1.1% - 2.2%
Expected life	0.5 years	0.5 years	0.5 years
Expected dividends	—	—	—
Expected volatility	45%	45%	45%

The weighted average fair value of options granted to employees during the year ended December 31, 2004 was $15.26 per share. The weighted average fair value of shares under the employee stock purchase plan during the year ended December 31, 2004 was $6.59 per share.

We issued approximately 94,000 and 127,000 shares of restricted stock to certain employees in 2004 and 2003, respectively. The fair value of the stock was $2.4 million and $1.1 million in 2004 and 2003, respectively, and was charged to deferred compensation on the balance sheet and is being amortized to compensation expense over the vesting period of the restricted stock. Approximately $597,000 and $187,000 of compensation expense was recognized in connection with the restricted stock in 2004 and 2003, respectively.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation.    Certain of the company’s wholly owned subsidiaries have functional currencies other than the U.S. dollar. The functional currency of Atlantech Medical Devices, Ltd. (UK) is the British Pound. The functional currency of Atlantech GmbH (Germany), Atlantech Medizinische Produkte Vertreibs (Austria), ArthroCare Italy SPA and ArthroCare France SRL is the Euro. Accordingly, all balance sheet accounts of these operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of Atlantech’s financial statements are recorded directly into a separate component of stockholders’ equity under the caption accumulated other comprehensive income.

The functional currency of all other non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are remeasured into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are remeasured using historical rates of exchange. Income and expense elements are remeasured into U.S. dollars using average exchange rates in effect during the period. Gains and losses from currency transactions denominated in currencies other than the U.S. dollar are recorded as other income or loss in the statement of operations.

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

Fair Value of Financial Instruments.    The carrying values of our financial instruments approximate their fair values.

Income Taxes.    We account for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Reclassifications.    Amortization expense related to intangible assets have been reclassified from sales and marketing and general and administrative expense to amortization of intangible assets in the accompanying consolidated statement of operations.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements.    In October 2004, the United States Congress passed the American Jobs Creation Act of 2004 (the “Jobs Act”). This legislation contains provisions which may affect the calculation of our taxable income for federal income tax in future periods. Significant features of the Jobs Act include (i) enactment of a deduction from taxable income for certain US manufacturing activities, (ii) a one-time reduction of tax on qualifying repatriations of earnings from foreign subsidiaries. Also in October 2004, the Working Families Tax Relief Act of 2004 (the “Relief Act”) became law, and it provides for restoration of the research and experimentation tax credit, which had expired in June 2004. The Company is currently evaluating what effect, if any, the Jobs Act and Relief Act will have upon our future results of operations, financial position, or cash flows.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43.” SFAS No. 151 requires that idle facility costs, freight and handling costs, and costs of wasted material be excluded from the cost of inventory and the costs of inventories be based on the normal capacity of the production facilities. SFAS No. 151 will be effective on January 1, 2006. SFAS No. 151 is not expected to have a material impact on our consolidated results of operations, results of operations, financial position or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of an enterprise’s equity instruments or that may be settled by the issuance of equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method of Accounting Principles Board Opinion No. 25. Instead, it generally requires that such transactions be accounted for using a fair-value-based method. We expect to adopt this standard on its effective date, which is July 1, 2005. We are in the process of assessing the impact of this standard on the company’s consolidated results of operations, financial position and cash flows. This assessment includes evaluating valuation methods and assumptions which would be applied to accounting for employee stock options.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    COMPUTATION OF NET INCOME PER SHARE:

Basic net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of shares of common stock outstanding and potential shares of common stock when they are dilutive. The following is a reconciliation of the numerator (net income/(loss)) and the denominator (number of shares) used in the calculation of basic and diluted net income/(loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net Income (loss)	$(26,189)	$7,456	$1,132

Basic:
Weighted-average common shares outstanding	21,594	20,885	21,467

Basic net income (loss) per share	$(1.21)	$0.36	$0.05

Diluted:
Weighted-average common shares outstanding used in basic calculation	21,594	20,885	21,467
Options	—	978	832
Warrants	—	28	31
Unvested restricted stock	—	51	—

Weighted-average common stock and common stock equivalents	21,594	21,942	22,330

Diluted net income (loss) per share	$(1.21)	$0.34	$0.05

Options excluded from calculation as their effect would be anti-dilutive	5,363	2,556	4,359

Price range of excluded options	$0.20—$48.56	$16.22-$48.56	$13.42-$48.56

4.    AVAILABLE-FOR-SALE SECURITIES:

We held no available-for-sale securities at December 31, 2004. The following summarizes our available-for-sale securities at December 31, 2003 (in thousands):

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity date greater than 1 year but less than 5 years:
Corporate notes and bonds	$10,590	$—	$(162)	$10,428

Total	$10,590	$—	$(162)	$10,428

Net realized gains were $0.3 million, $0.7 million and $0.9 million in 2004, 2003 and 2002, respectively, and are included in other income on the consolidated financial statements.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    INVENTORY:

The following summarizes our inventories at December 31 (in thousands):

	December 31,
	2004	2003
Inventories
Raw materials	$10,809	$9,451
Work-in-progress	5,349	6,062
Finished goods	24,326	17,559

	$40,484	$33,072

6.    PROPERTY AND EQUIPMENT:

The following summarizes our property and equipment at December 31 (in thousands):

	December 31,		Estimated Useful Lives (Years)
	2004	2003
Property and equipment:
Controller placements	$40,971	$31,452	3 to 4
Computer equipment and software	11,674	7,760	3 to 5
Machinery and equipment	6,585	4,618	5
Furniture, fixtures and leasehold improvements	3,447	2,988	5
Construction in process	1,286	2,985	—
Building and improvements	2,435	1,930	30
Tooling and molds	2,683	1,779	5
Land	406	760	—

	69,487	54,272
Less accumulated depreciation	(40,091)	(30,779)

Property and equipment, net	$29,396	$23,493

Depreciation expense related to our property and equipment was $10.6 million, $8.4 million and $7.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INTANGIBLE ASSETS:

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business. Intangible assets consist of the following (in thousands):

	December 31,
	2004	2003
Intellectual property rights	$23,700	$1,700
Patents	10,500	200
Trade name/trademarks	4,400	700
Distribution/customer network	3,700	2,900
OEM contractual agreements	1,160	1,100
Distribution license	450	450
Employment agreements	300	300
Non-competition agreements	300	100

	44,510	7,450
Accumulated amortization	(4,551)	(1,586)

Net intangible assets	$39,959	$5,864

Intangible assets are amortized on a straight-line basis over the periods benefited, which range between one and ten years. Estimated future amortization expense is as follows:

2005	$6,122
2006	6,011
2007	5,784
2008	4,962
2009	4,815
Thereafter	12,265

$39,959

8.    ACCRUED LIABILITIES:

The following summarizes our accrued liabilities at December 31 (in thousands):

	December 31,
	2004	2003
Accrued liabilities:
Accrued acquisition fees	$4,234	$—
Accrued dealer commissions	2,157	1,470
Accrued professional fees	1,406	1,104
Accrued warranty	207	252
Accrued value added taxes	458	258
Other	1,463	998

	$9,925	$4,082

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    COMMITMENTS AND CONTINGENCIES:

Operating Leases

We lease our facilities and certain equipment under operating leases. The company recognizes rent expense on a straight-line basis over the lease term. At December 31, 2004, total future minimum lease payments are as follows (in thousands):

2005	$2,235
2006	1,912
2007	406

$4,553

Rent expense was $2.4 million, $2.0 million and $1.8 million in 2004, 2003 and 2002, respectively.

Warranties

The Company generally provides customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. We accrue for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We periodically evaluate and adjust the warranty reserve to the extent actual warranty expense varies form the original estimates. The following table describes the activity in our warranty accrual for the years ended December 31 (in thousands):

	2004	2003	2002
Balance at beginning of year	$252	$243	$238
Accruals for warranties issued during the period	746	576	482
Settlements made during the period	(791)	(567)	(477)

Balance at end of year	$207	$252	$243

Litigation

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that Smith & Nephew has been, and is currently, infringing three patents issued to ArthroCare. Specifically, Smith & Nephew uses, imports, markets and sells electrosurgical products under the names of Dyonics Control RF System, ElectroBlade and Saphyre™ that infringe these patents. ArthroCare seeks the following remedies: (1) a judgment that Smith & Nephew has infringed these patents; (2) a permanent injunction precluding Smith & Nephew from using, importing, marketing and selling the above-referenced products; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions with the damages to be trebled because of Smith & Nephew’s willful infringement. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted ArthroCare’s

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim. On April 27, 2004, the Court rejected Smith & Nephew’s request for a stay of the permanent injunction pending appeal. On June 10, 2004, the Court issued an injunction order enjoining Smith & Nephew from the use, manufacture and sale of the infringing products in the United States. Smith & Nephew’s has appealed the above rulings in the Federal Circuit Court of Appeals. In addition, the U.S. District Court is to hold a second trial to award damages to us for the infringing activity of Smith & Nephew.

On April 3, 2003, Smith & Nephew filed a lawsuit against us in the United States District Court, Western Tennessee alleging that we infringed two Smith & Nephew patents—nos. 5,980,504 and 6,261,311. In addition, Smith & Nephew has alleged that ArthroCare is in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew has requested the Court to issue preliminary and permanent injunction preventing ArthroCare from further infringement of the above mentioned patents and from making further false or misleading statements concerning Smith & Nephew’s medical devices. In addition, Smith & Nephew has requested the Court to award compensatory damages and treble damages for willfulness, as well as legal fees. We believe these claims to be without merit and will defend ourselves vigorously. A jury trial is scheduled for October 2005.

In April 2002, a product liability suit was brought against us in the United States District Court, District of Maine. The lawsuit alleged that a patient suffered damage to his knee as a result of the use of an ArthroCare probe in an arthroscopic procedure. The lawsuit included a claim for punitive damages; however, the court on summary judgment dismissed this claim, along with others. A jury trial on the remaining allegations commenced on June 30, 2003 and was completed on July 15, 2003. The jury returned with a defense verdict, denying all of the plaintiff’s liability claims and finding that the ArthroCare probe does not have a design defect and ArthroCare did not fail to warn physicians about any alleged dangers of using the ArthroCare probe on articular cartilage.

In July 2003, a product liability suit was brought against us in the New York State Supreme Court, County of Westchester. The lawsuit alleged that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. We believe these claims to be without merit and will defend ourselves vigorously.

In August 2001, a product liability suit was brought against us in the Superior Court Arizona, county of Yavapai. The lawsuit alleges that a patient suffered internal and external injury to the patient’s knee as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. This case was settled in 2003 with no significant impact to ArthroCare’s financial condition.

In connection with a medical malpractice suit against a physician, a product liability suit was brought against us in the 269th Judicial District Court, Harris County, Texas in September 2002. The lawsuit alleged that a patient suffered internal and external injury to the patient’s ankle as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. The parties settled this suit in 2004.

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

On October 27, 2003, a product liability suit was brought against us in the 9th Judicial Circuit, Orange County, Florida. The lawsuit alleges, among other things, that a patient died on July 27, 2001 as a result of a defective ArthroCare product used in a tonsillectomy procedure on the patient. We believe these claims to be without merit and will defend ourselves vigorously.

ARTHOCARE CORPORATION

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

On October 28, 2004, we received a letter from an attorney representing a patient who underwent a rotator cuff surgery on October 16, 2003 in Texarkana, Texas. The letter alleges, among other things, that the patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. The patient has not filed a lawsuit for this claim as of yet. We believe these claims to be without merit and intend to defend ourselves vigorously.

On January 10, 2005, we received a letter from an attorney representing a patient who underwent surgery to repair a torn ACL on May 14, 2003 in Massachusetts. The letter alleges, among other things, that the patient suffered burns on her leg as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. The patient has not filed a lawsuit for this claim as of yet. We believe these claims to be without merit and intend to defend ourselves vigorously.

On January 12, 2005, a product liability suit was brought against us in the 19th Judicial District Court Parish of East Baton Rouge, Louisiana. The lawsuit alleges, among other things, that a patient suffered injury as a result of a spinal procedure (annuloplasty and Nucleoplasty) conducted on February 12, 2004. Upon initial review, we believe these claims to be without merit and intend to defend ourselves vigorously.

On January 21, 2005, a product liability suit was brought against us in the United States District Court of Vermont. The lawsuit alleges, among other things, that a patient suffered injury as a result of an arthroscopic procedure involving the use of an ArthroCare wand. Upon initial review, we believe these claims to be without merit and intend to defend ourselves vigorously.

As part of our acquisition of MDA, we inherited two product liability suits filed against Lysonix, Inc., a manufacturer of ultrasonic liposuction equipment and a wholly-owned subsidiary of MDA. At the time of our acquisition of MDA, MDA had sold the assets of Lysonix and was no longer selling any Lysonix equipment. In one of the cases, a product liability suit was brought against Lysonix in the 120th Judicial District Court, El Paso County, Texas. The lawsuit alleges, among other things, that a patient died after an ultrasonic-assisted liposuction procedure on October 16, 2000 at least partly as a result of Lysonix’s failure to timely warn the physician of the potential risks associated with the product. This case was settled in 2004. In the other case, a product liability suit was brought against Lysonix in the Circuit Court of Jefferson County, Alabama. The lawsuit alleges, among other things, that a patient died on January 20, 2001 after a liposuction procedure at least partly as a result of a design defect with a pressure garment sold by Lysonix. This case was settled in 2004.

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

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    DEBT

In December 2003, we entered into a $15.0 million revolving credit facility and a $15.0 million term credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the original terms of the revolving credit facility, we were permitted to borrow up to $15.0 million at the Bank of America prime rate plus 0.0% to 0.5% or at LIBOR plus 1.75% to 2.25%, at our discretion, for operating needs. The increase over the base rate was determined by our leverage ratio, as defined in the credit facility. On January 28, 2004, in connection with the acquisition of MDA, we borrowed $15.0 million under the term credit facility. In September 2004, we repaid the entire $15.0 million borrowed under the term credit facility.

In October 2004, in anticipation of our acquisition of Opus Medical, we amended and restated our existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, we may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan. We may borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a eurodollar rate. The increase over the base rate of either type of loan is determined by our leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contains covenants that specify minimum financial ratios and limit our ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may result in acceleration of our repayment obligation. In connection with our acquisition of Opus Medical, we borrowed $30.0 million against the term commitment loan in November, 2004. At December 31, 2004, we had not drawn upon the $20.0 million revolving line of credit. At December 31, 2004, the weighted average interest rate applicable to borrowings under the amended and restated credit facility was 3.8%.

Due to our net loss in the fourth quarter of 2004, the Company was not in compliance with certain prior covenant provisions of the amended and restated credit facility. On March 30, 2005, we entered into an amendment to our existing amended and restated credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders, effective as of the execution of our amended and restated credit facility, October 15, 2004. The amendment revises two provisions of the facility to address certain information that was not fully known by all of the parties at execution of the original agreement. Under the March 2005 amendment, we were in compliance with all restrictive covenants at December 31, 2004. The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. At December 31, 2004, available borrowing capacity under the credit facility was $20 million. We do not currently anticipate future borrowings under the term credit facility.

We began making scheduled repayments of the term commitment loan in December 2004. Future contractual debt payments are as follows:

2005	$4,286
2006	4,286
2007	4,286
2008	4,286
2009	4,286
Thereafter	7,499

Total	$28,929

11.    STOCKHOLDERS’ EQUITY:

Preferred Stock.    Under our Certificate of Incorporation, we are authorized to issue preferred stock. At December 31, 2003, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Option Plans.

In May 1993, we approved the 1993 Stock Plan (1993 Plan) under which the Board of Directors is authorized and directed to enter into stock option agreements with selected individuals. Under the 1993 Plan, we are authorized to issue options for up to 5,372,050 shares, which generally become exercisable over a 48 month period. In 2003, we granted 127,000 shares of restricted stock in accordance with the terms of the 1993 Plan, which vest in 2008. At the end of 2004, 2003 and 2002, there were 1,669,000, 1,889,000 and 1,765,000 options, respectively, exercisable under the 1993 Plan. The 1993 Plan expired in May 2003.

Activity under the 1993 Plan is as follows (in thousands, except per share data):

	Outstanding Options
	For Grant	Number of Shares	Weighted- Average Exercise Price
Balances, December 31, 2001	627	2,430	$12.82
Additional shares authorized	250	—
Options granted	(691)	691	$12.17
Options exercised	—	(250)	$6.33
Options cancelled	18	(18)	$10.00

Balances, December 31, 2002	204	2,853	$13.25
Options granted	(199)	199	$13.67
Restricted stock issued	(127)	—
Options exercised	—	(260)	$7.45
Options cancelled	138	(138)	$19.74
Plan shares expired	(16)	—

Balances, December 31, 2003	—	2,654	$13.52
Options exercised	—	(507)	$11.39
Options cancelled	138	(138)	$18.13
Plan shares expired	(138)	—

Balances, December, 31, 2004	—	2,009	$13.74

In December 1995, we adopted the Director Option Plan (“Director Plan”) and reserved 200,000 shares of common stock for issuance to directors under this plan. The plan allows for an initial grant and automatic annual grants of options to outside directors of the company. In May 2004, our shareholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 100,000 shares, to a total of 690,000 shares. At December 31, 2004, 2003 and 2002 outstanding options under the Director Plan were 440,000, 340,000 and 398,000, respectively. There were 271,000 options exercisable as of December 31, 2004. No shares were exercised in 2004.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 1999, we approved the Nonstatutory Option Plan (“1999 Plan”). In June 2001 we authorized an amendment, effective April 26, 2001, setting the aggregate number of shares authorized under the 1999 Plan at 2,150,000. At December 31, 2004, 2003 and 2002 there were 2,455,000, 2,883,000 and 2,681,000 options outstanding, respectively. There were 1,447,000 options exercisable as of December 31,2004. Shares exercised in 2004 were 502,000.

In May 2003, we approved the 2003 Incentive Stock Plan (“2003 Plan”) under which the Board of Directors is authorized to grant incentive and nonstatutory stock option agreements to employees. In May 2004, our shareholders approved an amendment to the 2003 Plan to increase the number of shares available for issuance by 750,000 shares, to a total of 1,250,000. Options granted under the 2003 Plan generally become exercisable over a 48-month period. At December 31, 2004 and 2003, there were 459,000 and 21,000 options outstanding, respectively. There were 68,000 exercisable as of December 31, 2004. Shares exercised in 2004 were 500.

Options outstanding and currently exercisable by exercise price for all plans at December 31, 2004 were as follows (in thousands, except per share data and contractual life):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31, 2004	Weighted Average Exercise Price
$ 0.20 - $ 7.62	610,480	2.68	$4.81	610,480	$4.81
8.62 - 10.71	661,782	7.09	10.03	357,173	9.84
11.45 - 13.59	787,025	7.73	12.63	306,636	12.87
13.60 - 15.55	576,857	7.57	14.17	330,724	14.07
15.97 - 19.44	564,470	6.24	17.09	489,944	17.20
19.56 - 23.00	863,072	6.35	22.36	665,077	22.50
23.41 - 27.56	878,042	7.96	26.08	470,435	26.79
27.75 - 31.00	333,842	8.07	30.00	137,819	29.88
39.06 - 46.62	87,249	5.35	43.14	87,249	43.14
48.56 - 48.56	500	5.21	48.56	500	48.56

	5,363,319	6.70	$17.40	3,456,037	$17.06

Employee Stock Purchase Plan.    In December 1995, we approved the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under this plan. In May 2004, our shareholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares available for issuance by 150,000 shares. For 2004, 2003 and 2002, 44,000, 67,000 and 51,000 shares of common stock were sold under the Employee Stock Purchase Plan, respectively. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10% of base compensation to the semi-annual purchase of shares of ArthroCare common stock. The purchase price is 85% of the fair market value at certain plan-defined dates.

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

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    ACQUISITIONS:

Medical Device Alliance Inc.

On January 28, 2004, we completed our acquisition of Medical Device Alliance Inc. (“MDA”) and its subsidiary, Parallax Medical, Inc. (“Parallax”) for a total of $27.3 million, including consideration and acquisition-related expenses, net of cash acquired, of which $2.1 million remained unpaid as of December 31, 2004. In addition, ArthroCare will make a payment in 2006 to former MDA shareholders relating to net revenue on the sale of certain of MDA’s products during the 2005 calendar year. The amount of the payment will be a multiple of revenues related to the MDA technology, less consideration already paid and certain other holdbacks. Parallax owned a technology for the treatment of vertebral compression fractures and we intend to market the products based on this technology as a complement to our Coblation spine solutions.

The MDA acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, including intangible assets, and liabilities assumed based on the estimated fair values at the date of the acquisition. The value of assets and liabilities is estimated based on purchase price and future intended use. The value of intangible assets is estimated based on estimated future benefits of the various intangible assets acquired. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The premium paid for the acquisition over the valuation of the identifiable assets was based on management’s belief that MDA’s technology for bone access, percutaneous injection of bone cement and bone augmentation in the spine were of significant strategic importance in our expanded interventional spine strategy and to create a multi-procedure interventional spine business. The resulting goodwill is not deductible for income taxes. Operating results from the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets (primarily inventory, fixed assets and accounts receivable)	$2,339
Intangible assets	9,160
Deferred tax assets	4,892
Goodwill	17,010
Liabilities assumed	(2,053)
Deferred tax liabilities	(4,065)

Total purchase price, net of cash acquired	$27,283

Opus Medical, Inc.

On November 12, 2004, we completed our acquisition of Opus Medical, Inc., (“Opus”), for total initial consideration of $91.7 million, including consideration and estimates of acquisition-related expenses, net of cash acquired. Of the initial consideration, $0.8 million remained unpaid as of December 31, 2004. The consideration included $60.0 million in our common stock. In addition, ArthroCare will make a payment in 2005 of $40.0 million, less certain potential holdbacks and contingent deductions, consisting in either cash or our common stock at our election. ArthroCare will pay additional consideration, if the Opus products reach certain revenue goals during 2005. Opus owned a technology for reconnecting bone and tissue used commonly in rotator cuff surgery.

The Opus acquisition was accounted for using the purchase method of accounting. The premium paid for the acquisition over the valuation of the identifiable assets was based on management’s belief that Opus’ technology, especially when combined with our existing technology for arthroscopic surgery, gives us a significant advantage in providing a full solution for certain shoulder surgeries. The resulting goodwill is not deductible for income taxes.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our acquisition of Opus during the fourth quarter of 2004, we expensed $36.4 million of the purchase price for IPR&D projects. These costs were for significant projects related to automated suturing technology applicable to sports medicine surgical procedures. These projects related to technology which had not yet reached technological feasibility and had no future alternative use. Prior to the acquisition, we did not have comparable products under development. We expect to incur $1.6 million in costs in 2005 to bring these products to commercialization in the United States.

We are responsible for the valuation of IPR&D charges. The values assigned to IPR&D are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All values were determined by identifying research projects in areas for which technological feasibility had not been established. Additionally, the values were determined by estimating the revenue and expenses associated with a project’s sales cycle and the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return of 20% to 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies.

The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets (primarily inventory, fixed assets and accounts receivable)	$7,770
Intangible assets	64,300
Deferred tax assets	4,546
Goodwill	30,458
Liabilities assumed	(4,220)
Deferred tax liabilities	(11,160)

Total purchase price, net of cash acquired	$91,694

Pro Forma Results (unaudited)

The following table reflects the unaudited pro forma results of operations of ArthroCare assuming that the acquisitions of MDA and Opus had occurred on January 1, 2004 or 2003, respectively. These unaudited pro forma results of operations have been prepared for illustrative purposes only. Pro forma net loss for 2004, shown below, includes a $36.4 million non-recurring charge for IPR&D projects. This information does not purport to represent what the actual results of operations of ArthroCare would have been if the merger had actually occurred on the dates assumed and does not necessarily indicate what ArthroCare’s future operating results will be.

	Year Ended December 31,
	2004	2003
Pro forma total revenues	$168,938	$129,381

Pro forma net loss	$(33,901)	$(2,583)

Pro forma basic net loss per share	$(1.57)	$(0.12)

Pro forma diluted net loss per share	$(1.57)	$(0.12)

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Atlantech

On October 21, 2002, the Company acquired all of the outstanding common stock of Atlantech Medical Devices, Ltd. (“Atlantech UK”), on November 11, 2002, the Company acquired all of the outstanding common stock of Atlantech GmbH (“Atlantech Germany”), and, on April 25, 2003, the Company acquired all of the outstanding common stock of Atlantech Medizinische Produkte Vertreibs (“Atlantech Austria”, together, “Atlantech”) in a cash acquisition totaling $13.1 million, net of cash acquired. Prior to this acquisition, Atlantech served as one of our distributors in the United Kingdom, Germany and Austria and also distributed a separate line of sports medicine products. The Company intends to expand its international base of operations through this acquisition and this purchase of our distributors in the United Kingdom, Germany and Austria is for the purpose of expanding our international base of operations. The addition of their complementary line of sports medicine products will allow us to compete across a broader base of the sports medicine market in selected geographies. The purchase price of $13.1 million, which includes the original purchase price and contingent consideration based upon the net assets of the acquired business and on revenue targets, was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed based on the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed has been recorded as goodwill. Operating results from the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

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

13.    RELATED PARTIES:

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

In June 1997, we loaned an officer $500,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If we terminate the officer or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2004, $500,000 of principal was outstanding on this note.

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 1997, we issued a relocation loan of $130,000 to an employee. This loan is collateralized by the employee’s residence and is due and payable upon either the sale or transfer of the property or the termination of the officer’s employment with us and bears no interest. This loan was repaid in full in 2004.

In April 1999, we loaned an officer $225,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If we terminate the officer or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2004, $225,000 of principal was outstanding on this note.

In May 1999, we loaned an officer $350,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If we terminate the officer or if we are acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2004, $350,000 of principal was outstanding on this note.

14.    INCOME TAXES:

The income tax provision consisted of the following (in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002
Current
Federal	$2,321	$1,764	$576
State	330	649	58
Foreign	468	332	—

Total current	3,119	2,745	634

Deferred
Federal	1,733	1,338	71
State	80	191	(132)
Foreign	(1,672)	(1,228)	(7)

Total deferred	141	301	(68)

Total income tax provision	$3,260	$3,046	$566

The income tax provision differed from a provision computed at the U.S. statutory tax rate as follows:

	2004		2003		2002
Statutory rate tax provision (benefit)	$(8,025)	(35)%	$3,676	35%	$588	35%
State income taxes	(1,146)	(5)%	525	5%	97	5%
Differences in foreign tax rates	(412)	(2)%	(752)	(8)%	216	13%
Nondeductible expenses	142	1%	262	2%	114	7%
Research and development credits	(1,685)	(7)%	(528)	(5)%	(449)	(27)%
Charges for acquired IPR&D projects	14,560	63%	—	—	—	—
Other	(174)	(1)%	(137)	(1)%	—	—

Total income tax provision	$3,260	14%	$3,046	29%	$566	33%

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company had acquired net operating loss carryforwards of approximately $25 million which will be subject to an annual utilization limitation of approximately $5.7 million under Section 382 of the Internal Revenue Code. These loss carryforwards will begin to expire in 2017. The Company has utilized all of its self-generated loss carryforwards.

At December 31, 2004 and 2003, the Company had federal and state research and development credit carryforwards of approximately $4.7 million and $2.5 million, respectively, available to offset future income taxes. These federal credits will begin to expire in 2008; the state credits are not subject to expiration.

Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits that could be utilized to offset future tax liabilities.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$8,856	$571
Capitalized research and development costs	—	960
R&D and MIC credits	6,102	4,797
Allowances and reserves	1,657	780
Deferred intercompany transactions	1,066	814
Alternative minimum tax credits	175	175
Non-goodwill intangibles	(14,987)	(1,664)
R&D cost share and other	(1,677)	(1,420)

Net deferred tax assets	$1,192	$5,013

Income tax benefits resulting from the exercise of options of $4.6 million, $1.6 million, and $0.7 million were credited to additional paid in capital for 2004, 2003 and 2002, respectively.

Deferred taxes are not provided for the earnings of the Company’s foreign subsidiaries, as those earnings are considered permanently reinvested in the operations of the foreign subsidiaries and the Company intends to continue to reinvest its undistributed international earnings to expand its international operations. It is not practical to estimate the amount of additional tax that might be payable on the foreign earnings should they become subject to tax in the United States.

15.    EMPLOYEE BENEFIT PLAN:

We maintain a Retirement Savings and Investment Plan (401(k) Plan), which covers all United States-based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. We matched approximately $104,000, $106,000 and $95,000 of employee contributions to the 401(k) Plan in 2004, 2003 and 2002, respectively.

16.    SEGMENT INFORMATION:

We have organized our marketing and sales efforts based on four operating segments which are aggregated into one reportable segment—the development, manufacture and marketing of products based on our Coblation technology. Each of our operating segments has similar economic characteristics, technology, manufacturing

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2004		2003		2002
Sports Medicine	$97,574	66%	$82,114	72%	$65,412	77%
ENT	28,357	19%	17,169	15%	10,195	12%
ArthroCare Spine	21,614	15%	14,229	12%	8,606	10%
Coblation Technology	285	0%	1,207	1%	752	1%

Total Product Sales	$147,830	100%	$114,719	100%	$84,965	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2004		2003		2002
Product sales:
United States	$111,453	75%	$86,687	76%	$70,088	82%
United Kingdom	11,053	8%	8,476	7%	2,627	3%
Rest of World	25,324	17%	19,556	17%	12,250	15%

Total product sales	$147,830	100%	$114,719	100%	$84,965	100%

Long-lived assets:
United States	$22,302	72%	$18,956	72%	$13,719	58%
International	8,510	28%	7,502	28%	10,128	42%

Total long-lived assets	$30,812	100%	$26,458	100%	$23,847	100%

ARTHOCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    QUARTERLY FINANCIAL INFORMATION (Unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the years ended December 31, 2004 and December 31, 2003 (in thousands, except per share data). In our opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented.

2004	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenues	$35,589	$37,665	$38,194	$42,700
Gross profit	22,741	26,279	26,055	27,973
Net income (loss)	1,569	3,147	3,621	(34,526)
Basic net income (loss) per share	0.07	0.15	0.17	(1.52)
Diluted net income (loss) per share	0.07	0.14	0.16	(1.52)

2003	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenue	$27,201	$29,701	$29,439	$32,512
Gross profit	18,603	21,040	20,373	20,896
Net income	594	1,962	2,094	2,806
Basic net income per share	0.03	0.09	0.10	0.13
Diluted net income per share	0.03	0.09	0.10	0.13

The above information for Quarter 4 of 2004 reflects a charge of approximately $36.4 million for acquired in-process research and development (see Note 12).

Schedule II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additional Charged to Costs and Expenses	Deduction	Balance at End of Period
Year Ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$289	$586	$(475)	$400
Allowance for excess and obsolete inventory	754	246	—	1,000

Year Ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$1,073	$—	$(784)	$289
Allowance for excess and obsolete inventory	583	193	(22)	754

Year Ended December 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$776	$683	$(386)	$1,073
Allowance for excess and obsolete inventory	440	143	—	583

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION a Delaware Corporation

By:	/s/ MICHAEL A. BAKER Michael A. Baker President and Chief Executive Officer

Date: March 31, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below:

Signature	Title	Date

/s/ MICHAEL A. BAKER Michael A. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ FERNANDO SANCHEZ Fernando Sanchez	Senior Vice President Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 31, 2005

/s/ DAVID F. FITZGERALD David F. Fitzgerald	Director	March 31, 2005

/s/ JAMES FOSTER James Foster	Director	March 31, 2005

/s/ PETER L. WILSON Peter L. Wilson	Director	March 31, 2005

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	March 31, 2005

/s/ TORD B. LENDAU Tord B. Lendau	Director	March 31, 2005

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

10.51††	First Amendment to Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated March 30, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 81).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment has been required as to portions of this exhibit.

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.