Form 10-K/A
period 2004-12-31
ARTHROCARE CORP
filed 2005-04-29
CIK 1005010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2004 (the “Original Report”), to (1) provide the information required by Part III, and certain information required by Item 5, of Form 10-K, (2) revise our disclosure in Item 9A under the heading “Controls and Procedures” and (3) include the attestation of our independent registered public accounting firm, PricewaterhouseCoopers LLP. We have included the information required by Part III, and certain information required by Item 5, of Form 10-K herein because our definitive proxy statement for the year ended December 31, 2004 will not be filed within 120 days of year end. The revised disclosure in Item 9A under the heading “Controls and Procedures” and the inclusion of the attestation of our independent registered public auditors has been made in reliance upon the Order of the SEC under Section 36 of the Securities Exchange Act of 1934 (Release No. 34-50754, November 30, 2004). We have also updated the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Report. No other changes to the Original Report have been made.

Except as otherwise expressly stated in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report, including any amendments and exhibits to those filings.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans, including the Company’s 2003 Incentive Stock Plan, 1993 Incentive Stock Plan, 1995 Director Option Plan and 1996 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,908,066	$13.44	1,077,404	(1)
Equity compensation plans not approved by security holders (2)	2,455,253	$18.11	302,307

Total	5,363,319	$17.40	1,379,711

(1)	Includes 131,775 shares remaining available for future issuance under the Company’s 1996 Employee Stock Purchase Plan.
(2)	Consists of shares issuable under our Amended and Restated Non-statutory Option Plan, which does not require the approval of and has not been approved by our stockholders.

AMENDED AND RESTATED NONSTATUTORY OPTION PLAN

The Company’s Amended and Restated Nonstatutory Option Plan (the “NSO Plan”) provides for the grant of options to employees and consultants of the Company. The NSO Plan was initially adopted by the Board of Directors of the Company in May 1999. As of April 1, 2005, a total of 3,550,000 shares of common stock are reserved for issuance under the NSO Plan, options for 2,455,253 shares were outstanding under the NSO Plan, and 302,307 remained available for future grants. The NSO Plan is not required to be and has not been approved by the Company’s stockholders.

Options granted under the NSO Plan will be non-statutory stock options. Incentive stock options, within the meaning of Section 422 of the Code, may not be granted under the NSO Plan. The NSO Plan also authorizes the grant of stock purchase rights to our employees and consultants.

Eligibility; Administration.    The NSO Plan provides that awards may be granted to employees and consultants of the Company or any parent or subsidiary of the Company. However, officers and directors of the Company are not eligible to receive awards under the NSO Plan. As of April 1, 2005, approximately 295 people were eligible to participate in the NSO Plan. The NSO Plan may be administered by the Board or Board Committees (the “Administrator”). The Administrator of the NSO Plan will have full power to select, from among the employees and consultants of the Company eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to any participant and to determine the specific terms of each grant, subject to the provisions of the NSO Plan. The interpretation and construction of any provision of the NSO Plan by the Administrator will be final and conclusive.

Exercise Price.    The exercise price of options granted under the NSO Plan is determined by the Administrator. Non-statutory options may be granted with a per share exercise price below the fair market value per share of the common stock at the time of grant. In the event of any such below fair market value grant, the difference between fair market value on the date of grant and the exercise price will be treated as the compensation expense for accounting purposes and will therefore affect the Company’s earnings.

Exercisability.    The Administrator has discretion in determining the vesting schedule for each option granted. Options granted to new optionees under the NSO Plan generally become exercisable starting one year after the date of grant with 25% of the shares covered thereby becoming exercisable at that time and with an additional 1/48 of the total number of options becoming exercisable at the beginning of each full month thereafter, with full vesting occurring on the fourth anniversary of the date of grant. The term of an option will be determined by the Administrator.

Exercisability Following Termination of Employment.    If an optionee’s employment or consulting relationship terminates for any reason (other than death or disability), then all options held by the optionee under the NSO Plan expire on the earlier of (1) the date set forth in his or her notice of grant, or (2) the expiration date of such option. In the absence of a specified time in the notice of grant, an option will remain exercisable for 90 days following an optionee’s termination (other than for death or disability). To the extent the option is exercisable at the time of the optionee’s termination, the optionee may exercise all or part of his or her option at any time before it terminates.

Exercisability Following Disability.    If an optionee’s employment or consulting relationship terminates as a result of disability, then all options held by such optionee under the NSO Plan expire on the earlier of (1) 12 months from the date of such termination or (2) the expiration date of such option. The optionee (or the optionee’s estate or a person who has acquired the right to exercise the option by bequest or inheritance) may exercise all or part of the option at any time before such expiration to the extent that the option was exercisable at the time of such termination.

Exercisability Following Death.    In the event of an optionee’s death, the option may be exercised at any time within 12 months of the date of death (but no later than the expiration date of such option) by the optionee’s estate or a person who has acquired the right to exercise the option by bequest or inheritance, but only to the extent that the option was exercisable at the time of such death.

Stock Purchase Rights.    The NSO Plan permits the Company to grant rights to purchase common stock. After the Administrator determines that it will offer stock purchase rights under the NSO Plan, it will advise the offeree in writing or electronically of the terms, conditions and restrictions related to the offer, including the number of shares that the offeree will be entitled to purchase, and the time within which the offeree must accept such offer. The Administrator will establish the purchase price, if any, and form of payment for each stock purchase right. The offer will be accepted by execution of a stock purchase agreement or a stock bonus agreement in the form determined by the Administrator.

Unless the Administrator determines otherwise, the stock purchase agreement or a stock bonus agreement will grant the Company a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason. The purchase price for shares repurchased pursuant to the stock purchase agreement or a stock bonus agreement will be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to the Company. The repurchase option will lapse at such rate as the Administrator may determine.

Transferability of Awards.    No award may be transferred by the holder other than by will or the laws of descent or distribution. Each award may be exercised, during the lifetime of the holder only by such holder.

Adjustments Upon Changes in Common Stock.    If any change is made in the common stock subject to the NSO Plan, without receipt of consideration by the Company (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or otherwise), the number of shares reserved for issuance under the NSO Plan and awards outstanding thereunder and the class, number of shares and price per share of common stock subject to outstanding awards will be appropriately adjusted. The conversion of convertible securities of the Company will not be deemed to have been “effected without receipt of consideration.”

In the event of the dissolution or liquidation of the Company, each outstanding award will terminate immediately prior to the consummation of such proposed action. The Administrator may provide that the vesting of outstanding awards will be accelerated and such awards will be fully exercisable prior to such transaction.

In the event of a merger of the Company with or into another corporation or the sale of all or substantially all of the assets of the Company, then outstanding options will be assumed or substituted for by the acquiring company or one of its affiliates. In the absence of or in lieu of any such assumption or substitution, the Administrator may provide that the vesting of outstanding awards will be accelerated and such awards will be fully exercisable for a period of at least 15 days prior to such transaction. Awards that are not assumed or substituted for and accelerated options not exercised before the closing of such a transaction will terminate automatically at the closing of the transaction.

Amendment and Termination of the NSO Plan.    The Board may amend or terminate the NSO Plan at any time. However, no action by the Board may alter or impair any option previously granted under the NSO Plan. The Administrator may accelerate any option or waive and condition or restriction pertaining to such option at any time. Any options outstanding under the Plan at the time of its termination will remain outstanding until they expire by their terms.

FEDERAL INCOME TAX CONSEQUENCES

Non-Statutory Stock Options.    An optionee does not recognize any taxable income at the time he or she is granted a non-statutory stock option. Upon exercise, the optionee recognizes taxable income generally measured by the excess of the then fair market value of the shares over the exercise price. Any taxable income recognized in connection with an option exercise by an employee of the Company is subject to tax withholding by the Company. The Company is generally entitled to a deduction in the same amount as the ordinary income recognized by the optionee. Upon a disposition of such shares by the optionee, any difference between the sale price and the optionee’s exercise price, to the extent not recognized as taxable income as provided above, is treated as long-term or short-term capital gain or loss, depending on the holding period.

Stock Purchase Rights.    For federal income tax purposes, if an individual is granted a stock purchase right, the recipient generally will recognize taxable ordinary income equal to the excess of the common stock’s fair market value over the purchase price, if any. However, to the extent the common stock is subject to certain types of restrictions, such as a repurchase right in favor of the Company, the taxable event will be delayed until the vesting restrictions lapse unless the recipient makes a valid election under Section 83(b) of the Code. If the recipient makes a valid election under Section 83(b) of the Code with respect to restricted stock, the recipient generally will recognize ordinary income at the date of acquisition of the restricted stock in an amount equal to the difference, if any, between the fair market value of the shares at that date over the purchase price for the restricted stock. If, however, a valid Section 83(b) election is not made by the recipient, the recipient will generally recognize ordinary income when the restrictions on the shares of restricted stock lapse, in an amount equal to the difference between the fair market value of the shares at the date such restrictions lapse over the purchase price for the restricted stock. With respect to employees, the Company is generally required to withhold from regular wages or supplemental wage payments an amount based on the ordinary income recognized. Generally, the Company will be entitled to a business expense deduction equal to the taxable ordinary income realized by the recipient. Upon disposition of the common stock, the recipient will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such common stock, if any, plus any amount recognized as ordinary income upon acquisition (or the lapse of restrictions) of the common stock. Such gain or loss will be long-term or short-term depending on how long the common stock was held. Slightly different rules may apply to recipients who are officers, directors or 10% stockholders of the Company.

The foregoing is only a summary of the effect of federal income taxation upon optionees, holders of restricted stock awards or stock bonus awards and the Company with respect to the grant and exercise of awards under the NSO Plan. It does not purport to be complete, and does not discuss the tax consequences of the employee’s or consultant’s death or the provisions of the income tax laws of any municipality, state or foreign country in which the employee or consultant may reside.

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

Accounts receivable, net of allowances, increased to $34.0 million at December 31, 2004 from $24.1 million at December 31, 2003. The increase in accounts receivable in 2004 was due to the significant increase in sales, slightly offset by an improvement in average collection times. In addition, in connection with a review of outstanding U.S. accounts receivable, we wrote-off old credits of approximately $0.6 million in 2004. See Schedule II on page 101 for a summary of activity in this account.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, our CEO and CFO have concluded that, because of the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2004. In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Management has excluded Opus Medical, Inc. (“Opus”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 because Opus was acquired through a purchase business combination in November 2004. Opus’s total assets and total revenue represent approximately 17% and 2%, respectively, of our related consolidated financial statements amounts as of and for the year ended December 31, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we identified a material weakness in our internal control over financial reporting, which is described below.

At December 31, 2004, we did not maintain effective controls over the recording of certain foreign exchange transactions. Specifically, we did not perform adequate analysis and review of the accuracy of the recording of the translation of our foreign subsidiaries’ financial information denominated in currencies other than U.S. dollars. This control deficiency resulted in the restatement of our consolidated financial statements for the quarters ended March 31, 2004 and June 30, 2004. Additionally, this control deficiency could result in a misstatement to the other income or related accounts that would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, to remediate the material weakness described above, management is implementing an internal control that requires our finance group to complete a top down review of the reasonableness of foreign currency transactions on a monthly basis and our Swedish subsidiary will maintain its original accounting records in US Dollars, rather than in Swedish Krona, beginning in 2005. Management believes that these planned changes will be sufficient to correct the internal control design deficiency underlying the material weakness described above.

Management continues to actively work to strengthen our accounting and finance teams to correct identified internal control deficiencies and ensure timely and accurate financial reporting. During 2005, we plan to increase our accounting staff level by approximately 50% over 2004 levels to address our growing business needs. To date, we have hired a new controller, SEC compliance manager, internal audit director and other accounting staff.

ITEM 9B.    OTHER INFORMATION

None.

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

DIRECTORS OF THE COMPANY

The Company’s Board of Directors currently consists of seven members. The directors of the Company and their ages as of April 1, 2005 are as follows:

Name of Nominee	Age	Position and Offices Held in the Company	Director Since
Michael A. Baker (2)	46	President and Chief Executive Officer, Director	July 1997
Barbara D. Boyan, Ph.D. (1)	57	Director	March 2004
David F. Fitzgerald (3) (4)	71	Director	April 2003
James G. Foster (2) (3)	58	Director	August 2002
Tord B. Lendau (1) (2)	48	Director	June 2001
Jerry P. Widman (1) (4)	62	Director	November 2002
Peter L. Wilson (2) (3) (4)	60	Director	June 2001

(1)	Member of Nominating and Corporate Governance Committee
(2)	Member of Corporate Strategy Committee
(3)	Member of Compensation Committee
(4)	Member of Audit Committee

There are no family relationships among any directors or executive officers of the Company.

Michael A. Baker has served as President, Chief Executive Officer and a director of the Company since July 1997. From 1989 to 1997, Mr. Baker held several positions in planning, corporate development and senior management at Medtronic, Inc., a multi-billion dollar medical technology company specializing in implantable and invasive therapies. His most recent position at Medtronic, Inc., was Vice President, General Manager of Medtronic’s Coronary Vascular Division. Since September 30, 2003, Mr. Baker has served as a director, and a member of the Audit Committee, of Conceptus, Inc. Mr. Baker holds a B.S. from the United States Military Academy at West Point and a M.B.A. from the University of Chicago.

Barbara D. Boyan, Ph.D. became a director of the Company in March 2004. From 2002, Dr. Boyan has been a Professor in the Wallace H. Coulter Department of Biomedical Engineering at Georgia Tech and Emory University, Georgia Institute of Technology in Atlanta, Georgia. During the same timeframe, Dr. Boyan has also held the Price Gilbert, Jr. Chair in Tissue Engineering at the Georgia Institute of Technology and Dr. Boyan has been Deputy Director for Research, Georgia Tech/Emory Center for Engineering of Living Tissues, Georgia Institute of Technology. From 1981 to 2002, Dr. Boyan was Professor and Vice Chair for Research, Department of Orthopaedics, and the University of Texas Health Science Center at San Antonio, San Antonio, Texas, where she also served as Director, Industry University Cooperative Research Center and Director, Center for the Enhancement of the Biology/Biomaterials Interface. Dr. Boyan is a founder of Osteobiologics, Inc. and a founder and Chief Scientific Officer of Orthonics, Inc., two companies that specialize in orthopedics. Dr. Boyan is a consultant to several companies and institutes, including: EBI, LLP; Exactech, Inc.; Musculoskeletal Transplant Foundation; Spinology, Inc.; Biomimetics Pharmaceuticals, Inc; OrthoLogic Corporation; Chrysalis BioTechnology, Inc.; and Institut Straumann AG. These companies and institutes focus on a variety of biomedical technologies, including, among other things, bone graft substitutes, cartilage repair and electromagnetic fields, and dental implant materials. Dr. Boyan has also served on the board of directors of various charitable and non-profit organizations, and educational institutions, including the International Conferences on the Chemistry and Biology of Mineralized Tissue, the International Conferences on the Growth Plate and the Dentistry Division of the American Association for the Advancement of Science. Dr. Boyan is also a member of the following committees of the American Academy of Orthopedic Surgeons: Women’s Health Initiatives; Orthopedic Device Forum and Biologic Implants. Dr. Boyan holds a B.A., M.A. and Ph.D. in biology from Rice University.

David F. Fitzgerald became a director of the Company in April 2003. Mr. Fitzgerald spent twenty-five years in management positions at Pfizer, Inc., serving as President and Chief Executive Officer of its Howmedica division during his last fifteen years with the company, prior to retiring in 1996. Mr. Fitzgerald also serves on the boards of LifeCell Corporation and Orthovita, Inc. He holds a B.S. from American International College and a M.B.A. from New York University.

James G. Foster became a director of the Company in August 2002. From December 1994 until he retired in June 2001, Mr. Foster was Vice President and General Manager of Medtronic Heart Valves, a division of Medtronic, Inc., a medical device company. From February 1984 to December 1994, Mr. Foster held various positions at Medtronic, including Vice President of Cardiac Surgery Sales & Strategic Planning in 1994, Vice President and General Manager of Medtronic Neurological Implantables from 1992 to 1994, Vice President and General Manager of Medtronic Interventional Vascular from 1990 to 1992 and Vice President and General Manager of Medtronic Blood Systems from 1983 to 1989. Since March 1995, Mr. Foster has also been a director of LifeCell Corporation, a company engaged in the development and commercialization of biological products to repair and replace damaged human tissue. Since July 2003, Mr. Foster has been a director of Neothermia Corp., a company engaged in the development and marketing of a unique, state-of-the-art breast biopsy technology and products. Mr. Foster also serves on the boards of the International Heart Institute of Montana Foundation and Life Coaches. He holds a master’s degree in management from the Sloan School at MIT and a B.S. from St. Joseph’s University in Philadelphia.

Tord B. Lendau became a director of the Company in June 2001. Mr. Lendau is the Chief Executive Officer of Artimplant AB, a biomaterials company listed on the O-list of the Stockholm Stock Exchange. From 1998 to 2001, Mr. Lendau was President of Noster Systems AB, a medical device company developing a system to detect the bacteria that causes stomach ulcers. During 1998, Mr. Lendau was president of Bottnia Internet Provider AB, a media and internet provider. From 1997 to 1998, he acted as president of ArthroCare Europe AB, overseeing the start-up of its international operations. Mr. Lendau was vice president and general manager of Medtronic/Synectics from 1996 to 1997 after the acquisition of Synectics Medical AB by Medtronic, Inc. Prior to this acquisition, from 1991 to 1996, Mr. Lendau was the CEO of Synectics Medical AB, a Swedish public company. Mr. Lendau also serves on the board of directors of ArthroCare Europe AB, Diamyd AB and Noster Systems AB. Mr. Lendau studied in M.Sc. at Linköping University and has a B.S. degree in Electronics from Sw. Gymnasieingenjör El-Tele in Borlänge, Sweden.

Jerry P. Widman became a director of the Company in November 2002. From 1982 to 2001, Mr. Widman served as the Chief Financial Officer of Ascension Health, a large U.S. not-for-profit multi-hospital system. Mr. Widman currently serves as a member of the board of directors and the audit committee of United Surgical Partners International, Inc., a publicly-traded ambulatory surgery centers company, Cutera, Inc., a publicly-traded laser and other light-based products company, and The TriZetto Group, Inc., a publicly-traded company in the information technology business serving health plans and benefits administrators. Mr. Widman also serves as a member of the board of directors of several privately-held companies and is on the advisory board of Seneca

Health Partners, a private equity firm. Mr. Widman holds a B.A. in Business from Case-Western Reserve University, a M.B.A. from the University of Denver, and a J.D. from Cleveland State University, and is a Certified Public Accountant.

Peter L. Wilson became a director of the Company in June 2001. Mr. Wilson currently serves on the board of directors of Conceptus, Inc., a marketer of The Essure permanent birth control device, and of Microban International, a marketer of antimicrobial compounds for use in plastics and synthetic fibers. Mr. Wilson was President and Chief Executive Officer of Patient Education Systems from 1995 to 1998. Between 1992 and 1994, Mr. Wilson was an independent consultant in healthcare business development and marketing. From 1972 to 1992, Mr. Wilson worked for Proctor & Gamble / Richardson Vicks, where he held various positions, including President of Richardson Vicks, Vice President/General Manager of Proctor & Gamble Vicks Healthcare, President/General Manager of the Vidal Sassoon Division and President/General Manager of the Personal Care Division. Mr. Wilson holds a M.B.A in marketing from Columbia University and a B.A. from Princeton University.

BOARD MEETINGS AND COMMITTEES

The Board of Directors of the Company held 15 meetings during the year ended December 31, 2004 (the “Last Fiscal Year”). The Board of Directors has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Corporate Strategy Committee. From time to time, the Board has created other ad hoc committees for special purposes. The Board of Directors has no such ad hoc committees at this time.

Audit Committee.    During the Last Fiscal Year, the Audit Committee consisted of Messrs. Widman, Wilson and Fitzgerald. The Audit Committee is responsible for, among other duties, reviewing the results and scope of the audit and other services provided by the Company’s independent registered public accounting firm and reviewing and discussing audited financial statements and other accounting matters with the management of the Company. During the Last Fiscal Year, the Audit Committee held 19 meetings during which they reviewed and discussed financial presentations and related matters. The Audit Committee also met with the Company’s independent registered public accounting firm to discuss the audit for the Last Fiscal Year.

Our board has determined that the three members who have served on the Audit Committee during the Last Fiscal Year, Messrs. Fitzgerald, Widman and Wilson, are independent under SEC rules and Nasdaq listing standards. Furthermore, our Board of Directors has determined that at least one Audit Committee member qualifies as an independent “audit committee financial expert” under SEC rules and has accounting or related financial expertise under Nasdaq listing standards. Mr. Widman has been identified as an independent audit committee financial expert. No member of the Audit Committee serves on more than three audit committees of publicly-held companies.

The Company has adopted an Audit Committee Charter. Our Audit Committee Charter is available on our website at www.arthrocare.com. We intend to post all amendments, if any, to our Audit Committee Charter on our website.

Compensation Committee.    During the Last Fiscal Year, the Compensation Committee consisted of Messrs. Foster, Wilson and Fitzgerald. The Compensation Committee is responsible for, among other duties, reviewing and approving the compensation arrangements for the Company’s senior management and any compensation plans in which the executive officers and directors are eligible to participate. The Compensation Committee held 12 meetings during the Last Fiscal Year.

The Company has adopted a Compensation Committee Charter, a copy of which is available on our website at www.arthrocare.com. We intend to post all amendments, if any, to our Compensation Committee Charter on our website.

Corporate Strategy Committee.    During the Last Fiscal Year, the Corporate Strategy Committee consisted of Messrs. Baker, Foster, Lendau and Wilson. The Corporate Strategy Committee is responsible for, among other duties, assisting the Company’s management in forming and implementing corporate strategy, and in evaluating possible strategic transactions. The Corporate Strategy Committee held 2 meetings during the Last Fiscal Year.

The Company has adopted a Corporate Strategy Committee Charter, a copy of which is available on our website at www.arthrocare.com. We intend to post all amendments, if any, to our Corporate Strategy Committee Charter on our website.

Nominating and Corporate Governance Committee.    During the Last Fiscal Year, the Nominating and Corporate Governance Committee consisted of Mr. Lendau, Mr. Widman and Dr. Boyan. The Nominating and Corporate Governance Committee is responsible for, among other duties, identifying appropriate candidates for nomination to membership on the Board of Directors. The Nominating and Corporate Governance Committee held three meetings during the Last Fiscal Year. The Nominating and Corporate Governance Committee is also responsible for reviewing director nominees recommended by stockholders of the Company. The procedures for making such a recommendation are described in the Company’s bylaws and below in the section entitled “Process for Identification and Recommendation of Director Candidates.” Our board has determined that the three members who serve on the Nominating and Corporate Governance Committee during the Last Fiscal Year, Mr. Lendau, Mr. Widman and Dr. Boyan, are independent under SEC rules and Nasdaq listing standards.

The Company has adopted a Nominating and Corporate Governance Committee Charter, a copy of which is available on our website at www.arthrocare.com. We intend to post all amendments, if any, to our Nominating and Corporate Governance Committee charter on our website.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of April 1, 2005 are as follows:

Name	Age	Position	Executive Officer Since
Michael A. Baker	46	President and Chief Executive Officer	July 1997
Richard A. Christensen	45	Senior Vice President, Operations	November 2002
John H. Giroux	60	Senior Vice President, Surgical Business Units	November 2002
John T. Raffle, Esq.	36	Vice President, Corporate Development and Legal Affairs	July 2000
Fernando V. Sanchez	52	Senior Vice President and Chief Financial Officer	March 2002
John R. Tighe	44	Senior Vice President, Sales & Marketing	April 2000

Michael A. Baker has served as our President, Chief Executive Officer and a director since July 1997. From 1989 to 1997, Mr. Baker held several positions in planning, corporate development and senior management at Medtronic, Inc., a multi-billion dollar medical technology company specializing in implantable and invasive therapies. His most recent position at Medtronic, Inc., was Vice-President, General Manager of Medtronic’s Coronary Vascular Division. Since September 30, 2003, Mr. Baker has served as a director of Conceptus, Inc. Mr. Baker holds a B.S. from the United States Military Academy at West Point and an M.B.A. from the University of Chicago.

Richard A. Christensen joined our Company in August 2002 as Senior Vice President, Operations. Mr. Christensen became our Administrative Manager for ArthroCare Costa Rica SRL in August 2003. From February to August 2002, Mr. Christensen oversaw the operational aspects of the launch of a new American car company as Vice President Operations for Build-To-Order, Inc. From September 2001 to February 2002, he was Executive-In-Charge of GM/Build-To-Order Project for General Motors Corporation (GM). From August 2000 to September 2001, Mr. Christensen was General Manager, Personal Calling Business Unit of GM’s OnStar Division. From June 1999 to August 2000, he was Director, Business Alliances and New Ventures GM e-commerce business unit. From January 1998 to June 1999, Mr. Christensen was Executive-In-Charge GM North American Project Center. Mr. Christensen holds a B.A. in Economics from the University of Illinois (Champaign) and an M.B.A. from the University of Chicago.

John H. Giroux joined our Company in October 2002 as Senior Vice President, Surgical Business Units. From October 2000 to June 2002, Mr. Giroux was Executive Vice President, Commercial Operations at Guava Technologies Inc. While at Guava Technologies, he established and supervised the Sales and Marketing functions, Manufacturing Operations, Customer Service and Technical Support and Finance functions. From 1995 to 1999, he was President, North America at ReSound Corporation, during which time he held complete responsibility for the sales and profits of its North American business. Between 1991 and 1995 Mr. Giroux was Vice President Sales and Marketing at ReSound Corporation. Mr. Giroux holds a B.A. in Economics from Providence College in Providence, Rhode Island.

John T. Raffle, Esq. joined our Company in September 1997 as Director, Intellectual Property. He was promoted in January 2001 to Managing Director, Corporate Development and Legal Affairs and to Vice President, Corporate Development and Legal Affairs in June 2001. From June 1993 to September 1997, Mr. Raffle was an associate at Townsend and Townsend and Crew LLP. Mr. Raffle holds a B.S. degree in Aeronautical Engineering from M.I.T. and a J.D. from Duke University School of Law.

Fernando V. Sanchez joined our Company in March 2002 as a Senior Vice President. In May 2002 Mr. Sanchez was elected as our Chief Financial Officer. Mr. Sanchez has also served as our Assistant Secretary since August 2002. Prior to joining ArthroCare, and beginning in 2000, Mr. Sanchez was Chief Financial Officer and Treasurer for Novopoint.com, Inc., a private internet supply chain solution provider. From 1997 to 1999, Mr. Sanchez was the Chief Financial Officer for Esoterix, Inc., a private medical laboratory company. Mr. Sanchez was Vice President, Finance of the Vascular Group of Medtronic, Inc. from 1996 to 1997. Mr. Sanchez holds an M.B.A. in Corporate Policy and Finance from the University of Michigan and a B.S. in Mechanical and Ocean Engineering from the University of Miami.

John R. Tighe joined our Company in May 1995 as the Director of Sales. He was appointed Vice President, Worldwide Sales and Marketing in January 1999 and Senior Vice President, General Manager of Strategic Business Units in September 2004. From December 1988 to April 1995, Mr. Tighe held various sales positions with Acufex Microsurgical, Inc., a manufacturer of arthroscopic instruments. His most recent position at Acufex Microsurgical, Inc. was National Sales Manager. Mr. Tighe holds a B.S. degree in Civil Engineering from the University of Maryland.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and officers and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and reports of changes in the ownership with the Securities and Exchange Commission (the “SEC”). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms submitted to it during the Last Fiscal Year, the Company believes that, during the Last Fiscal Year, all such reports were timely filed.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation for fiscal years 2004, 2003 and 2002 received by the Company’s Chief Executive Officer and the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, each of whom was serving as an executive officer at the end of the fiscal year 2004 and whose total annual salary and bonus exceeded $100,000 for fiscal year 2004 (the “Named Executive Officers”):

	Fiscal Year	Annual Compensation		Long Term Compensation Awards
				Restricted Stock Awards		Securities Underlying Options (# of shares)	All Other Compensation ($)(2)
Name and Principal Position		Salary ($)	Bonus ($)(1)
Michael A. Baker President and Chief Executive Officer	2004 2003 2002	$387,715 395,000 362,019	$231,445 252,405 —	15,000 30,000 —	(4) (3)	115,000 30,808 60,000	$	— 15,466 28,985

Fernando V. Sanchez Chief Financial Officer and Senior Vice President	2004 2003 2002	$213,208 215,476 167,795	$120,043 119,019 —	4,000 10,250 —	(4) (3)	20,000 21,208 180,000	$	— 15,948 8,789

Richard A. Christensen Senior Vice President—Operations	2004 2003 2002	$210,005 211,236 76,928	$168,479 117,231 —	4,000 5,000 —	(4) (3)	60,000 21,208 160,000	$	— — —

John H. Giroux Senior Vice President— Surgical Business Units	2004 2003 2002	$211,506 210,718 45,383	$117,799 116,673 —	4,000 5,000 —	(4) (3)	20,000 21,208 160,000	$	— 12,333 —

John R. Tighe Senior Vice President— Sales and Marketing	2004 2003 2002	$205,706 201,770 188,015	$113,930 112,505 —	5,000 8,500 —	(4) (3)	25,000 24,208 35,000	$	— 500 836

(1)	Except as otherwise noted, all bonuses were earned by the named officer in the fiscal year indicated and approximately 75% of which were paid to the named officer in the subsequent year.
(2)	Consists of 401(k) matching company payments, life insurance premiums paid in excess of $50,000 coverage and Employee Stock Purchase gains beyond the excess of the market price at the time of purchase over the price paid by the Executive.
(3)	Consists of one grant of the Company’s common stock on February 27, 2003 (market value of $8.94 per share), entire amount to be vested five years after grant date based on such individual’s continued employment with the company.
(4)	Consists of one grant of the Company’s common stock on April 1, 2004 (market value of $23.25 per share), entire amount to be vested five years after grant date based on such individual’s continued employment with the company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table provides information pertaining to option grants made to each of the Named Executive Officers in 2004. No stock appreciation rights were granted to these individual during such year.

	Individual Grants						Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
	Number of Underlying Options Granted		% of Total Options Granted to Employees in Fiscal 2004 (1)		Exercise Price Per Share (2)
Name								5%	10%
Michael A. Baker	75,000 40,000	(4) (5)	8.6 4.6	% %	$ $	24.50 24.38	1/2/2014 3/10/2014	$1,155,594 613,298	$2,928,502 1,554,218

Fernando V. Sanchez	20,000	(6)	2.3%			$24.38	3/10/2014	306,649	777,109

Richard A. Christensen	20,000 40,000	(7) (8)	2.3 4.6	% %	$ $	24.38 21.05	3/10/2014 4/29/2014	306,649 529,529	777,109 1,341,931

John H. Giroux	20,000	(9)	2.3%			$24.38	3/10/2014	306,649	777,109

John R. Tighe	25,000	(10)	2.9%			$24.38	3/10/2014	383,311	971,386

(1)	Based on an aggregate of 868,000 options granted by the Company during 2004 to employees and non-employee directors of and consultants to the Company, including options granted to the Named Executive Officers.
(2)	Options are granted at an exercise price equal to the closing market price per share on the day before the date of grant.
(3)	The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive office or any other holder of the Company’s securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.
(4)	Consists of one option to purchase shares of the Company’s common stock granted on January 2, 2004 at an exercise price of $24.50 per share. The option vests at the rate of one forty-eighth (1/48) of the total number of shares subject to the option commencing 30 days after the grant date and on the first day of each month thereafter until all such shares are exercisable based upon such individual’s continued employment by the Company.
(5)	Consists of one option to purchase shares of the Company’s common stock granted on March 10, 2004 at an exercise price of $24.50 per share. The option vests at the rate of one forty-eighth (1/48) of the total number of shares subject to the option commencing 30 days after the grant date and on the first day of each month thereafter until all such shares are exercisable based upon such individual’s continued employment by the Company.
(6)	Consists of one option for shares of the Company’s common stock granted on March 10, 2004 at an exercise price of $24.38 per share. This option vests at the rate of one forty-eighth (1/48) of the total number of shares subject to the option commencing 30 days after the grant date and on the first day of each month thereafter until all such shares are exercisable based upon such individual’s continued employment by the Company.
(7)	Consists of one option for shares of the Company’s common stock granted on March 10, 2004 at an exercise price of $24.38 per share. This option vests at the rate of one forty-eighth (1/48) of the total number of shares subject to the option commencing 30 days after the grant date and on the first day of each month thereafter until all such shares are exercisable based upon such individual’s continued employment by the Company.
(8)

Consists of one option for shares of the Company’s common stock granted on April 29, 2004 at an exercise price of $21.05 per share. This option vests at the rate of one forty-eighth (1/48) of the total number of shares subject to the option commencing 30 days after the grant date and on the first day of each month thereafter until all such shares are exercisable based upon such individual’s continued employment by the Company.
(9)	Consists of one option for shares of the Company’s common stock granted on March 10, 2004 at an exercise price of $24.38 per share. This option vests at the rate of one forty-eighth (1/48) of the total number of shares subject to the option commencing 30 days after the grant date and on the first day of each month thereafter until all such shares are exercisable based upon such individual’s continued employment by the Company.
(10)	Consists of one option for shares of the Company’s Common Stock granted on March 10, 2004 at an exercise price of $24.38 per share. This option vests at the rate of one forty-eighth (1/48) of the total number of shares subject to the option commencing 30 days after the grant date and on the first day of each month thereafter until all such shares are exercisable based upon such individual’s continued employment by the Company.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

The following table provides information on option exercises in the Last Fiscal Year by the Named Executive Officers and the number and value of such officers’ unexercised options at December 31, 2004. No stock appreciation rights were granted to these individual during such year.

	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Unexercised Options at December 31, 2004 (#)		Value of Unexercised In-The-Money Options at December 31, 2004 ($) (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael A. Baker	44,000	$1,082,496	741,005	146,535	$14,444,378	$1,518,509
Fernando V. Sanchez	—	—	141,120	80,088	2,548,580	1,311,060
Richard A. Christensen	50,000	682,408	55,794	135,414	1,114,703	2,219,089
John H. Giroux	10,000	208,691	89,127	102,081	1,873,896	1,966,496
John R. Tighe	32,001	290,841	125,828	51,937	1,500,951	709,534

(1)	Based upon the fair market value of one share of the Company’s common stock on the date that the option was exercised, less the exercise price per share multiplied by the number of shares received upon exercise of the option.
(2)	Based upon a fair market value of $32.06 per share as of December 31, 2004 minus the exercise price per share multiplied by the number of shares underlying the option.

The Company has not established any long-term incentive plans or defined benefit or actuarial plans covering any of the Named Executive Officers.

DIRECTOR COMPENSATION

As of April 1, 2005, eachnon-employee director who does not occupy a leadership position on the Board of Directors, as described hereafter, receives an annual retainer of $10,000. The Audit Committee chairman and the lead independent director each receive an annual retainer of $25,000. The Compensation Committee chairman receives an annual retainer of $20,000. The Nominating and Corporate Governance Committee chairman receives an annual retainer of $15,000. Non-employee directors’ attendance at meetings of the Board of Directors is compensated, in addition to the annual retainers noted above, at the rates of $2,000 for in-person meetings and $500 for telephonic attendance in the event the board meeting is less than two hours in length and $1,000 if it is more than two hours in length. In addition, non-employee directors’ attendance at committee meetings is compensated at the rate of $500 per meeting, unless the committee meeting is held in conjunction with an in-person board meeting, in which case no compensation is paid for attendance at the committee meeting. Directors are reimbursed for out-of-pocket expenses they incur in connection with their attendance at meetings of the Board of Directors and committees of the Board of Directors. To the extent a telephonic meeting is less than a half hour in length, it will be added together with another similar length telephonic meeting to constitute one meeting of an hour in length. Telephonic meetings that run over two hours will be billed at $500 per hour over two hours, with only extra half hours accrued towards the next meeting.

Under our Amended and Restated Director Option Plan, which is described below, each member of our Board of Directors who is not an employee will automatically receive an option to purchase 25,000 shares of the Company’s common stock (an “Initial Option”) and 2,500 shares of restricted stock (an “Initial Equity Grant”) on the date on which he or she first becomes a director, whether through election by the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. The exercise price per share of the Initial Option is equal to the closing price of the common stock subject to the option on the day before the date of the grant of the Initial Option. Assuming continued service with the Board of Directors, the Initial Equity Grant vests as to 25% of the shares on each anniversary of its grant date. Thereafter, each non-employee director automatically receives an option to purchase 10,000 shares of the Company’s common stock (a “Subsequent Option”) and 1,500 shares of restricted stock (a “Subsequent Equity Grant”) on the date of the Company’s annual meeting of stockholders, upon such director’s re-election to the Board of Directors, if, on such date, he or she has been on the Board for at least six months. The exercise price per share of the Subsequent Option is equal to the closing price of one share of the Company’s common stock on the day before the date of the grant of the Subsequent Option. Assuming the director’s continued service with the Board of Directors, the Subsequent Option Grant vests as to 12.5% of the shares on the first day of each month following its grant date. Also assuming the director’s continued service with the Board of Directors, the Subsequent Equity Grant vests in sixty (60) equal monthly installments beginning on the first day of the month following its grant. Options granted prior to 2005 have a term of 10 years. Options granted in 2005 and beyond have a term of 7 years. If elected to our Board of Directors at the 2005 Annual Meeting of Stockholders, outside director nominees Dr. Boyan and Messrs. Fitzgerald, Foster, Lendau, Widman and Wilson each will be granted a Subsequent Option and a Subsequent Equity Grant.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

In January 2003, the Company entered into a new Employment Agreement with Mr. Baker, which superseded Mr. Baker’s prior Employment Agreement. The new agreement provides for a base salary to be reviewed, and adjusted as necessary, annually by the Company’s Board of Directors or Compensation Committee, a potential annual cash bonus of up to 60% of the base salary and a potential annual equity bonus of up to 40% of the base salary, to be determined by the Board or the Compensation Committee, with reference to certain performance objectives established each year. The agreement also provides for the accelerated vesting of 50% of Mr. Baker’s then-current unvested and outstanding stock options and/or restricted stock upon a Change of Control (as defined below). In the event of a hostile takeover, all of Mr. Baker’s unvested and outstanding stock options and/or restricted stock will vest in full. If Mr. Baker is involuntarily terminated within 24 months following a Change of Control, he would continue to receive compensation at his then-current salary for the next 36 months and three times his maximum annual cash bonus for the year of termination. He would also continue to receive medical coverage at the Company’s expense for the next 36 months. In the event of an involuntary termination that does not follow within 24 months of a Change of Control, Mr. Baker would be entitled to receive, in a lump sum, 18 months of his then-current monthly salary, an amount equal to his base salary for the fiscal year in which such involuntary termination occurs, continued medical benefits for 18 months, and all of his then-current unvested and outstanding stock options and/or restricted stock will vest in full. The agreement provides for no severance benefits in the event Mr. Baker voluntarily terminates without good reason his employment or is terminated for cause, regardless of whether the termination follows a Change of Control.

The Company has also entered into Continuity Agreements with each of the Company’s executive officers that are Senior Vice Presidents of the Company or Vice Presidents of the Company, including each of the four named executives listed in the “Summary Compensation” table above. These Continuity Agreements provide certain compensation and benefits in the event of a Change of Control of the Company. A Change of Control is defined as (i) a change of beneficial ownership of at least 15% of the voting power of the Company without the approval of the Board, (ii) a merger or sale of the Company whereby the Company stockholders immediately prior to such merger or sale do not maintain at least 50% of the voting power of the surviving Company, (iii) the approval by the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of the Company’s assets, or (iv) a change in the composition of the Board of Directors such that at least 50% of the members are not incumbents or elected by incumbent directors. In the event of a Change of Control, the Continuity Agreements provide for accelerated vesting of 50% of the then-current unvested and outstanding stock options of each executive officer. In the event of a hostile takeover, the vesting is accelerated as to 100% of the outstanding unvested options of each executive officer. Further, in the event of an involuntary termination of employment of an executive officer within 24 months of a Change of Control, certain severance benefits will be provided. These benefits include 24 months of continued monthly compensation, continued medical benefits during the severance period and immediate vesting of all outstanding and unvested stock options.

Executive officers who are also Senior Vice Presidents also receive additional severance benefits under their Continuity Agreements in the event of a termination of their employment by the Company without cause that does not follow within 24 months of a Change of Control. In the event of such a termination, the executive would be entitled to receive compensation at his or her then-current salary for the next six months and continued medical benefits for 6 months. The Continuity Agreements with the Company’s Senior Vice Presidents also contain standard non-solicitation and non-disparagement provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the Last Fiscal Year, each of Messrs. Fitzgerald, Foster and Wilson served as members of the Compensation Committee of the Board of Directors. None of such Compensation Committee members has ever been an officer or employee of the Company or any of its subsidiaries. In addition, during the Last Fiscal Year, no member of our Board of Directors or of our Compensation Committee, and none of our executive officers, served as a member of the board of directors or compensation committee of an entity that has one or more executive officers serving as members of our Board of Directors or our Compensation Committee. Tord Lendau is a director of ArthroCare Europe AB, a wholly owned subsidiary of the Company.

COMPENSATION COMMITTEE REPORT

The following is a report of the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee is currently comprised of Messrs. Foster, Fitzgerald and Wilson, none of whom is currently an officer or employee of the Company and each of whom is a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. The Compensation Committee’s purpose is to recommend salaries, incentives and other forms of compensation for the Company’s directors, officers and other senior management employees, administer various incentive compensation and benefit plans (including stock plans) and recommend policies relating to such incentive compensation and benefit plans.

Executive Compensation Policy

Philosophy

The Compensation Committee believes the Company’s executive compensation policy should ensure that an appropriate relationship exists between executive pay and the creation of long-term investor value, while at the same time helping to recruit, reward, motivate and retain key employees. In determining compensation levels, we consider individual job duties and responsibilities as well as individual and Company performance. We believe that ours is a competitive marketplace for skilled and employees and that the Company must remain competitive with the compensation levels provided by other employers with whom we are competing for talented employees. Finally, we believe that compensation packages should include both annual and long-term components, consistent with our desire to encourage key employees to remain with the Company while promoting long-term value for our shareholders.

Executive compensation is current comprised of two primary elements: (1) cash and (2) equity compensation. Cash compensation paid to the Company’s executives consists, in turn, of base salary and annual performance-based bonuses. Equity compensation consists of grants of stock options and restricted stock. Executive compensation does not include forms of compensation such as SERPs or nonqualified deferred compensation plans. Nor does the Company sponsor any defined benefit pension plans.

Methodology

At the end of each fiscal year, the Compensation Committee engages in a comprehensive performance review of all executive employees of the Company. The Chief Executive Officer provides the Compensation Committee with his assessment of the performance of officers reporting directly to him and other key executives, together with his recommendations regarding compensation levels.

The Compensation Committee reviewed all components of the Chief Executive Officer’s and other officers’ and senior management employees’ compensation, including annual base salary, bonuses based on corporate and individual performance, equity compensation, accumulated realized and unrealized stock option and restricted stock gains, the dollar value to the executive and cost to the Company of all perquisites and other personal benefits and the actual and projected payouts obligations under several potential severance and change-in-control scenarios. A tally sheet setting forth all the above components was prepared and reviewed affixing dollar amounts under various payment scenarios. Revisions to compensation levels are proposed based on review of Company and individual performance against previously established goals, objectives and job criteria.

In addition, a market analysis was conducted to ascertain the relative compensation positions of the Chief Executive Officer and other officers compared to peers at similar organizations. All elements of officers’ pay were considered. In order to determine the competitive market within the peer groups, data from multiple sources was considered, including private compensation survey data and reference information for senior positions and officers at comparable medical device companies and other peer companies with relevant geography and similar United States employee populations.

The Compensation Committee, from time to time, uses the services of an independent executive compensation consultant to prepare and advise on the competitive compensation data described above and assist us in setting the Chief Executive Officer’s and other officers’ compensation. The consultant reports directly to the Compensation Committee and the Compensation Committee has sole authority to engage and terminate outside compensation consultants.

Base Salaries for Fiscal 2004

Executive officer salaries are reviewed based on the methodology described above. In order to attract, retain, and motivate its executives, the Compensation Committee believes that aggregate executive remuneration should fall between the 50th and 75th percentile of remuneration provided by comparator companies to their own executives. While it is the Compensation Committee’s intent to continue to review periodically base salary information to monitor competitive ranges within the applicable market, including information related to geographic location and individual job responsibilities, it is further the intent of the Compensation Committee to maintain a close relationship between the Company’s performance and the base salary component of the Company’s executive officers’ compensation.

Annual Incentive Bonuses

Cash bonuses for our executive officers, normally tied to a fiscal year, will be paid for the 15 month period January 1, 2004 through March 31, 2005 pursuant to the modified 2004 Executive Officer Bonus Plan. This extended period was used to align incentive bonuses with key goals pertaining to the integration of the Opus Medical acquisition, which occurred in the last quarter of 2004 and first quarter of 2005. For the period commencing January 1, 2005 through December 31, 2005, executive officers are eligible to receive bonuses under our 2005 Executive Officer Bonus Plan. Each of the 2004/2005 Executive Officer Bonus Plan and the 2005 Executive Officer Bonus Plan have been filed as attachments to the Form 8-K filing made by the Company on February 22, 2005 (and subsequently amended by Form 8-K/A filed February 28, 2005).

Under each of these plans, all named executive officers, except the Chief Executive Officer, are eligible to receive a cash bonus equal to up to 50% of their base salary, subject to certain bonus multipliers. The Chief Executive Officer is eligible to receive a bonus equal to up to 60% of his base salary under these plans, subject to certain bonus multipliers. The actual bonus awarded under these plans generally depends on the level of achievement attained by the Company as it relates to the Company’s sales, earnings per share and return on net working capital goals, as set forth in the Company’s operating budget for the applicable period, as approved by the Board.

Equity Compensation Awards

The Company grants executive officers and other key employees stock options and restricted stock as part of its policy to provide management with longer-term incentives that promote shareholder value. These grants are normally made after the close of a fiscal year and are closely tied to job position and the individual’s performance. Grants of stock options are made with a per share exercise price of 100% of market value of our underlying stock on the day before the date of grant, have a ten year term and typically vest over four years. Restricted stock awards are generally issued for a nominal purchase price, if any, and typically vest over a three-year period. Beginning in 2005 stock option grants will have a term of seven years while restricted stock awards will vest over a five-year period.

The Compensation Committee believes that awards of stock options and restricted stock are essential in aligning the interests of management and the stockholders in enhancing the long-term value of the Company’s equity. In determining the amount of individual grants, the Compensation Committee considers job position, corporate, financial and individual performance, peer group data and the amount of historical equity grants made to each individual. The Board of Directors has the ultimate responsibility of administering the Company’s stock incentive plans and has granted authority to the Compensation Committee to carry out these responsibilities.

Compensation of the Chief Executive Officer

Compensation for Michael A. Baker, the Company’s Chief Executive Officer is reviewed annually and the levels of cash and equity compensation are set in the context of performance against pre-established goals and objectives that have been approved by the Board. The fiscal year 2004 compensation of the Chief Executive Officer consisted of base salary of $387,715 and the grant of 15,000 shares of restricted stock and options to purchase 115,000 shares of common stock. Results of the analysis performed by the Compensation Committee suggest that the Chief Executive’s base salary approximates the fiftieth percentile of the comparator groups. As with the Company’s other executive officers, the Chief Executive Officer’s cash compensation and stock awards are based on the Compensation Committee’s review of the Company’s and the Chief Executive Officer’s performance and analysis under the methodology described above. The Summary Compensation Table includes additional information regarding the other compensation and benefits paid to the Company’s Chief Executive Officer.

Deductibility of Executive Compensation

The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and four other most highly compensated executive officers, unless such compensation meets the requirements for the “performance-based” exception to the general rule. The cash compensation paid to its Chief Executive Officer for 2004 did not exceed $1 million. Since the cash compensation the Company paid to each of the Company’s other executive officers in 2004 is expected to be well below $1 million, the Compensation Committee believes that this section otherwise will not affect the tax deductions available to the Company. The cash compensation payable to each of the Company’s executive officers, including the Chief Executive Officer, in 2005 is expected to be well below $1 million. It will be the Compensation Committee’s policy to qualify, to the extent reasonable, the executive officers’ compensation for deductibility under applicable tax law.

Summary and Conclusion

Based on its review, the Compensation Committee believes that the Chief Executive Officer and other officers are paid fairly, competitively, and not excessively, considering the Company’s business complexity and results. The Compensation Committee believes that the Company’s compensation policy as practiced to date has been successful in attracting and retaining qualified employees and in tying compensation to corporate and individual performance. The Company’s compensation policy will evolve over time as the Company attempts to achieve the many short-term goals it has set while maintaining its focus on building long-term stockholder value through technological leadership and development and expansion of the market for the Company’s products.

The Compensation Committee,

James G. Foster, Chairman

David F. Fitzgerald

Peter L. Wilson

The foregoing Report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

PERFORMANCE GRAPH

The following graph shows a comparison of total stockholder return for holders of the Company’s common stock for the five years ended December 31, 2004 compared with the NASDAQ Stock Market, U.S. Index, the Hambrecht & Quist Healthcare Index (excluding Biotechnology) and the NASDAQ Health Services Index. This graph is presented pursuant to SEC rules. The Company believes that while total stockholder return can be an important indicator of corporate performance, the stock prices of medical device stocks like that of the Company are subject to a number of market-related factors other than Company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical device and small-cap stocks.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG ARTHROCARE CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ HEALTH SERVICES INDEX

*	$100 invested on December 31, 1999 in stock or in index—including reinvestment of dividends. The Company’s most recent fiscal year ended December 31, 2004.

	Cumulative Total Return
	12/99	12/00	12/01	12/02	12/03	12/04
ArthroCare Corporation	100.00	63.93	58.79	32.30	80.33	105.11
NASDAQ Stock Market (U.S.)	100.00	59.19	44.90	25.97	37.93	40.26
NASDAQ Health Services	100.00	78.34	82.81	74.97	95.07	111.29

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s common stock as of April 1, 2005 by:

•	each of the Company’s directors,

•	each Named Executive Officer named in the Summary Compensation Table appearing herein,

•	all directors and executive officers of the Company as a group, and

•	each person known by the Company to beneficially own more than 5% of the Company’s common stock (based on information supplied in Schedules 13D and 13G filed with the SEC).

The address for all executive officers and directors is c/o ArthroCare Corporation, 680 Vaqueros Avenue, Sunnyvale, CA 94085.

Name and Address	Common Stock Beneficially Owned Excluding Options Exercisable Within 60 Days of April 1, 2005	Stock Options Exercisable Within 60 Days of April 1, 2005	Total Common Stock Beneficially Owned (1)	Approximate Percentage of Class Owned (2)
Kern Capital Management, LLC (3)	1,828,600	—	1,828,600	7.7%
Brown Advisory Holdings Incorporated (4)	1,624,839	—	1,624,839	6.8%
Wellington Management Company, LLP (5)	1,337,400	—	1,337,400	5.6%
Veredus Asset Management, LLC (6)	1,262,250	—	1,262,250	5.3%

Board of Directors
Michael A. Baker	214,874	782,476	997,350	4.0%
Barbara D. Boyan, Ph.D.	—	12,500	12,500	*
David F. Fitzgerald	—	35,000	35,000	*
James G. Foster	—	50,000	50,000	*
Tord B. Lendau	—	77,500	77,500	*
Jerry Widman	—	50,000	50,000	*
Peter L. Wilson	5,000	77,500	82,500	*

Named Executive Officers
Fernando V. Sanchez	38,865	164,477	203,342	*
Richard Christensen	1,334	77,689	79,023	*
John H. Giroux	1,334	111,334	112,668	*
John R. Tighe	13,337	139,282	152,619	*
All directors and executive officers as a group (12 persons)	276,411	1,713,048	1,989,459	7.8%

*	Represents less than 1% of class.
(1)	Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Applicable percentage ownership is based on 23,902,930 shares of common stock outstanding as of April 1, 2005 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Shares of common stock subject to the options currently exercisable, or exercisable within 60 days of April 1, 2005, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	As reported in a Schedule 13G on February 14, 2005. Kern Capital Management, LLC (“KCM”) has shared power to vote or direct the vote of 1,779,200 shares, and shared power to dispose or to direct the disposition of 1,828,600 shares. KCM’s address is 114 West 47th Street Suite 1926, New York, New York 10036.
(4)	As reported in a Schedule 13G filed on February 15, 2005. Brown Advisory Holding Incorporated (“BAHI”) has sole power to vote or direct the vote of 1,312,384 shares, sole power to dispose of or to direct the disposition of 1,607,308 shares, and shared power to dispose or to direct the disposition of 16,575 shares. BAHI’s address is 901 South Bond Street, Suite 400 Baltimore, Maryland 21231.
(5)	As reported in a Schedule 13G filed on February 14, 2005. Wellington Management Company, LLP (“WMC”) has shared power to vote or direct the vote of 1,276,500 shares, and shared power to dispose or direct the disposition of 1,337,400 shares. WMC’s address is 75 State Street, Boston, Massachusetts 02109.
(6)	As reported in a Schedule 13G filed on February 1, 2005. Veredus Asset Management, LLC (“VAM”) has sole power to vote or direct the vote of 1,016,450 shares, shared power to vote or direct the vote of 245,800 shares, and sole power to dispose or direct the disposition of 1,262,250 shares. VAM’s address is 6060 Dutchmans Lane, St. 320, Louisville, Kentucky 40205.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 1, 2003, the Company entered into a new Employment Agreement with Mr. Baker, the Company’s President and Chief Executive Officer, which superseded Mr. Baker’s prior Employment Agreement. The new agreement provides for a base salary to be reviewed, and adjusted as necessary, annually by the Company’s Board of Directors or Compensation Committee, a potential annual cash bonus of up to 60% of the base salary and a potential annual equity bonus of up to a 40% of the base salary, to be determined by the Board or the Compensation Committee, with reference to certain performance objectives established each year. The agreement also provides for the accelerated vesting of 50% of Mr. Baker’s then current unvested and outstanding stock options and/or restricted stock upon a Change of Control (as defined below). In the event of a hostile takeover, all of Mr. Baker’s unvested and outstanding stock options and/or restricted stock will vest in full. If Mr. Baker is involuntarily terminated within 24 months following a Change of Control, he would continue to receive compensation at his then-current salary for the next 36 months and three times his maximum annual cash bonus for the year of termination. He would also continue to receive medical coverage at the Company’s expense for the next 36 months. In the event of an involuntary termination that does not follow within 24 months of a Change of Control, Mr. Baker would be entitled to receive, in a lump sum, 18 months of his then-current monthly salary, an amount equal to his base salary for the fiscal year in which such involuntary termination occurs, continued medical benefits for 18 months, and all of his then-current unvested and outstanding stock options and/or restricted stock will vest in full. The agreement provides for no severance benefits in the event Mr. Baker voluntarily terminates without good reason his employment or is terminated for cause, regardless of whether the termination follows a Change of Control.

The Company has entered into Continuity Agreements with each of the Company’s executive officers that are Senior Vice Presidents of the Company or Vice Presidents of the Company, including each of the four Named Executive Officers listed in the “Summary Compensation” table above. These Continuity Agreements provide certain compensation and benefits in the event of a Change of Control of the Company. A Change of Control is defined as (i) a change of beneficial ownership of at least 15% of the voting power of the Company without the approval of the Board of Directors, (ii) a merger or sale of the Company whereby the Company stockholders immediately prior to such merger or sale do not maintain at least 50% of the voting power of the surviving Company, (iii) the approval by the stockholders of the Company of a plan of complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of the Company’s assets, or (iv) a change in the composition of the Board of Directors such that at least 50% of the members are not incumbents or elected by incumbent directors. In the event of a Change of Control, the Continuity Agreements provide for accelerated vesting of 50% of the then-current unvested and outstanding stock options of each executive officer. In the event of a hostile takeover, the vesting is accelerated as to 100% of the outstanding unvested options of each executive officer. Further, in the event of an involuntary termination of employment of an executive officer within 24 months of a Change of Control, certain severance benefits will be provided. These benefits include 24 months of continued monthly compensation, continued medical benefits during the severance period and immediate vesting of all outstanding and unvested stock options. Executive officers who are also Senior Vice Presidents also receive additional severance benefits under their Continuity Agreements in the event of a termination of their employment by the Company without cause that does not follow within 24 months of a Change of Control. In the event of such a termination, the executive would be entitled to receive compensation at his or her then-current salary for the next six months and continued medical benefits for 6 months. The Continuity Agreements with the Company’s Senior Vice Presidents also contain standard non-solicitation and non-disparagement provisions.

On June 20, 1997, the Company and Mr. Baker entered into an employment offer letter, which, in addition to an annual salary and bonus, benefits and vacation time, provided for an interest-free loan by the Company in the principal amount of $500,000 in connection with Mr. Baker’s purchase of a home, payable upon the earlier of termination of employment or sale of the home.

In February 1999, the Company and Dr. Woloszko, the Company’s Vice President Research and Development, entered into an employment offer letter, which, in addition to an annual salary and bonus, benefits and vacation time, provided for an interest-free loan by the Company in the principal amount of $225,000 in connection with Dr. Woloszko’s purchase of a home, payable upon the earlier of termination of employment or sale of the home.

In February 1999, the Company and Mr. Tighe, the Company’s Vice President Sales and Marketing, entered into an employment offer letter, which, in addition to an annual salary and bonus, benefits and vacation time, provided for an interest-free loan by the Company in the principal amount of $350,000 in connection with Mr. Tighe’s purchase of a home, payable upon the earlier of termination of employment or sale of the home.

CERTAIN LEGAL PROCEEDINGS

There are currently no material proceedings in which any director, director nominee or executive officer is a party or has a material interest that is adverse to the Company or any of its subsidiaries.

PART IV

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during the fiscal years ended December 31, 2004 and 2003, and fees billed for other services rendered by PwC during those periods.

	Fiscal 2004	Fiscal 2003
Audit Fees (1)	$889,961	$326,088
Audit-Related Fees (2)	212,213	336,536
Tax Fees (3)	35,000	79,750
All Other Fees (4)	—	3,185

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of interim consolidated financial services that are normally provided by PwC in connection with statutory and regulatory filings or engagements. The increase in 2004 over 2003 is primarily attributable to fees associated with services rendered to comply with the Sarbanes Oxley Act of 2002. The Company’s Audit Committee approved 100% of the services described in this paragraph.
(2)	Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”, including those associated with acquisitions, employee benefit plans, Sarbanes Oxley advisory services and due diligence. The Company’s Audit Committee approved 100% of the services described in this paragraph.
(3)	Tax Fees consist of fees billed for professional services rendered for the preparation of federal and state income tax returns and tax planning. The Company’s Audit Committee approved 100% of the services described in this paragraph.
(4)	All Other Fees consist of fees for products and services other than the services reported above. In 2004, there were no Other Fees incurred. In 2003, the Other Fees related to a subscription for PwC’s online accounting database.

The Company did not incur any other fees for professional services rendered by PwC other than those disclosed above for the fiscal years 2004 and 2003.

AUDIT COMMITTEE PRE-APPROVAL PROCESS

Pursuant to our Audit Committee Charter, before the independent auditor is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. Audit Committee pre-approval of non-audit services (other than review and attest services) also is not be required if such services fall within available exceptions established by the SEC.

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

Schedule	Title	Page
II	Valuation and Qualifying Accounts	100

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

10.51††**	First Amendment to Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated March 30, 2005.

21.1**	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to portions of this exhibit.
††	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.
**	Previously filed as an Exhibit to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ArthroCare Corporation:

We have completed an integrated audit of ArthroCare Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that ArthroCare Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness in its controls surrounding foreign currency transactions, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. At December 31, 2004, the Company did not perform adequate analysis and review of the accuracy of the recording of the translation of its foreign subsidiaries’ financial information denominated in currencies other than U.S. dollars. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the quarters ended March 31, 2004 and June 30, 2004. Additionally, this control deficiency could result in a misstatement to other income or related accounts that would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Opus Medical, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination in November 2004. We have also excluded Opus Medical, Inc. from our audit of internal control over financial reporting. Opus Medical, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 17% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

In our opinion, management’s assessment that ArthroCare Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ArthroCare Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 31, 2005 with respect to our opinion

relating to the consolidated financial statements

and financial statement schedule and

April 28, 2005 with respect to our

opinions relating to internal control over

financial reporting

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

Date: April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below:

Signature	Title	Date

/s/ MICHAEL A. BAKER Michael A. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2005

/s/ FERNANDO SANCHEZ Fernando Sanchez	Senior Vice President Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	April 29, 2005

/s/ DAVID F. FITZGERALD David F. Fitzgerald	Director	April 29, 2005

/s/ JAMES FOSTER James Foster	Director	April 29, 2005

/s/ PETER L. WILSON Peter L. Wilson	Director	April 29, 2005

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	April 29, 2005

/s/ TORD B. LENDAU Tord B. Lendau	Director	April 29, 2005

/s/ BARBARA D. BOYAN Barbara D. Boyan	Director	April 29, 2005

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

10.51††**	First Amendment to Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated March 30, 2005.

21.1**	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment has been required as to portions of this exhibit.

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.

**	Previously filed as an Exhibit to the Company’s report on Form 10-K for the fiscal year ended December 31, 2004.