Form 10-Q
period 2005-03-31
ARTHROCARE CORP
filed 2005-05-10
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27422

ArthroCare Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3180312
(State of incorporation)	(I.R.S. Employer Identification No.)

111 Congress Avenue, Suite 510, Austin, TX 78701

(Address of principal executive offices)

(512) 391-3900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☒    No  ☐.

The number of shares outstanding of the registrant’s common stock as of April 29, 2005 was 24,242,315.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended March 31, 2005

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$23,920	$21,836
Accounts receivable, net of allowances of $363 at 2005 and $400 at 2004	39,437	34,032
Inventories	39,064	40,484
Prepaid expenses and other current assets	16,388	15,549

Total current assets	118,809	111,901

Property and equipment, net	29,992	29,396
Related party receivables	1,075	1,075
Intangible assets	38,424	39,959
Goodwill	57,859	57,859
Other assets	334	341

Total assets	$246,493	$240,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,500	$9,517
Accrued liabilities	8,943	9,925
Accrued compensation	5,934	6,783
Income taxes payable	1,394	478
Current portion of loan payable	4,286	4,286

Total current liabilities	34,057	30,989

Loan payable, net of current portion	23,571	24,643
Deferred taxes and other liabilities	9,640	9,647

Total liabilities	67,268	65,279

Commitments and contingencies: (Note 7)

Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized: 75,000 shares:
Issued and outstanding: 26,919 shares and 24,215 shares at 2005 and 26,790 shares and 24,086 shares at 2004, respectively	24	24
Treasury stock: 2,704 shares at 2005 and 2004	(42,158)	(42,158)
Additional paid-in capital	241,138	238,355
Deferred stock-based compensation	(4,428)	(2,477)
Accumulated other comprehensive loss	(612)	(592)
Accumulated deficit	(14,739)	(17,900)

Total stockholders’ equity	179,225	175,252

Total liabilities and stockholders’ equity	$246,493	$240,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues
Product sales	$47,834	$34,292
Royalties, fees and other	1,849	1,297

Total revenues	49,683	35,589

Cost of product sales	15,477	12,848

Gross profit	34,206	22,741

Operating expenses
Research and development	4,852	3,120
Sales and marketing	18,350	14,033
General and administrative	4,561	3,107
Amortization of intangible assets	1,458	506

Total operating expenses	29,221	20,766

Income from operations	4,985	1,975

Interest and other income (expense), net	(770)	174

Income before income tax provision	4,215	2,149
Income tax provision	1,054	580

Net income	$3,161	$1,569

Basic net income per share	$0.13	$0.07

Shares used in computing basic net income per share	23,916	20,996

Diluted net income per share	$0.12	$0.07

Shares used in computing diluted net income per share	25,741	22,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,161	$1,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,448	3,033
Loss on disposition of equipment	12	11
Provision for doubtful accounts and product returns	43	31
Provision for excess and obsolete inventory	93	8
Realized gain on sale of available-for-sale securities	—	(155)
Stock compensation expense	229	62
Deferred rent	(7)	3
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
Accounts receivable	(5,426)	(1,079)
Inventories	1,347	(809)
Prepaid expenses and other current assets	(838)	260
Other assets	7	105
Accounts payable	3,976	1,595
Accrued and other liabilities	(1,831)	(2,367)
Income taxes payable	916	(167)

Net cash provided by operating activities	6,130	2,100

Cash flows from investing activities:
Purchases of property and equipment	(3,521)	(4,058)
Payment for purchase of MDA, net of cash acquired	—	(21,264)
Purchases of available-for-sale securities	—	(19,616)
Sales or maturities of available-for-sale securities	—	21,361

Net cash used in investing activities	(3,521)	(23,577)

Cash flows from financing activities:
Repayment on loan from bank	(1,072)	—
Proceeds from loan from bank	—	14,915
Proceeds from exercise of options to purchase common stock	603	2,308

Net cash (used in) provided by financing activities	(469)	17,223

Effect of exchange rate changes on cash and cash equivalents	(56)	(21)

Net increase (decrease) in cash and cash equivalents	2,084	(4,275)
Cash and cash equivalents, beginning of period	21,836	20,890

Cash and cash equivalents, end of period	$23,920	$16,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

ArthroCare Corporation (“ArthroCare”, “we” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. ArthroCare designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Its products are based on its patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology involves an innovative use and the capability of performing at temperatures lower than traditional electrosurgical tools. The Company’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. ArthroCare is a global company with manufacturing facilities in the United States and Costa Rica and sales offices in the United States and Europe.

The unaudited interim condensed consolidated financial statements include the accounts of ArthroCare Corporation and its wholly owned subsidiaries (collectively, the “Company” or “ArthroCare”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The condensed consolidated balance sheet at December 31, 2004 was derived from the Company’s audited consolidated financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income. Amortization expense related to intangible assets has been reclassified from sales and marketing and general and administrative expense to amortization of intangible assets in the accompanying condensed consolidated statements of operations.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company accounts for stock-based employee compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant or issuance, no stock-based compensation costs are recorded. In the event that options are granted or restricted shares are issued at an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the respective option or restricted stock.

Stock options issued to non-employees are accounted for using the fair value method of accounting. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. Non-employee stock-based compensation expense for the three months ended March 31, 2005 and 2004 was $11,000 and $20,000, respectively. Stock-based compensation is included in sales and marketing, general and administrative, and research and development expense in the condensed consolidated statements of operations.

Had employee stock-based compensation been determined based on the fair value method as opposed to the intrinsic value method, the company’s net income (loss), net income (loss) per share and fully diluted net income (loss) per share for the three months ended March 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income—as reported	$3,161	$1,569
Add: Stock-based employee compensation expense recognized in net income, net of related tax effects	218	42
Less: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(3,040)	(2,978)

Pro forma net income (loss)	$339	$(1,367)

Net income (loss) per share:
Basic—as reported	$0.13	$0.07
Basic—pro forma	$0.01	$(0.07)
Diluted—as reported	$0.12	$0.07
Diluted—pro forma	$0.01	$(0.07)

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In determining the pro forma net income (loss), the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

Employee Stock Purchase Plan

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	1.14% - 2.38%	1.14%
Expected life	0.5 years	0.5 years
Expected dividends	—	—
Expected volatility	46%	45%
Weighted-average fair value per share	$ 8.75	$ 6.27

Stock Option Plans

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	2.43% -3.50%	2.71% -3.36%
Expected life	5 years	5 years
Expected dividends	—	—
Expected volatility	65%	70%
Weighted-average fair value per share	$ 17.37	$ 14.51

Equity instruments issued to non-employees are recorded at their fair value in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

During the quarter ended March 31, 2005, the Company issued 70,000 restricted common stock shares to certain employees, under its 2003 Incentive Stock Plan. These awards vest over a period of five years. In connection with the restricted stock grant, the Company recorded an increase of approximately $2.1 million to deferred stock-based compensation for the value of these awards. Deferred stock-based compensation will be amortized to operating expense over the vesting period of the awards.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - Computation of Net Income Per Share

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

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net Income	$3,161	$1,569

Basic:
Weighted-average shares outstanding	23,916	20,996

Basic net income per share	$0.13	$0.07

Diluted:
Weighted-average shares outstanding used in basic calculation	23,916	20,996
Dilutive effect of outstanding options	1,825	1,789

Weighted-average shares and equivalents	25,741	22,785

Diluted net income per share	$0.12	$0.07

Options excluded from calculation as their effect would be anti-dilutive	504	810

Price range of excluded options	$29.21 - $ 48.56	$24.64 - $ 48.56

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) unrealized gains and losses on investments designated as available-for-sale, including reclassification adjustments, and (iii) foreign currency translation adjustments.

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$3,161	$1,569
Net unrealized gains on available-for-sale securities arising during the period, net of tax	—	275
Less: Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	—	(113)
Foreign currency translation adjustment	(20)	56

Comprehensive income	$3,141	$1,787

NOTE 5 – Inventories

The Company’s inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$11,698	$10,809
Work-in-process	4,563	5,349
Finished goods	22,803	24,326

Total	$39,064	$40,484

The Company’s inventories, which include material and labor costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 - Intangible Assets

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business. Intangible assets consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Intellectual property rights	$23,700	$23,700
Patents	10,500	10,500
Trade name/trademarks	4,400	4,400
Distribution/customer network	3,700	3,700
OEM contractual agreements	1,160	1,160
Distribution license	450	450
Employment agreements	300	300
Non-competition agreements	300	300

	44,510	44,510
Accumulated amortization	(6,086)	(4,551)

Net intangible assets	$38,424	$39,959

Intangible assets with definite lives are being amortized on a straight-line basis over the assets’ estimated useful lives, which range between one and ten years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended March 31, 2005 and 2004 was approximately $1.5 million and $0.5 million, respectively, and is recorded as a separate line item on the Company’s condensed consolidated statements of operations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), the Company assesses its goodwill on December 31 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Amortization expense related to intangible assets has been reclassified from sales and marketing and general and administrative expense to amortization of intangible assets in the condensed consolidated statements of operations, as indicated above.

Estimated amortization expense for the nine months ended December 31, 2005 and the next five years is as follows for all intangible assets (in thousands):

For the nine months ended December 31, 2005	$4,591
For the year ended December 31, 2006	6,011
For the year ended December 31, 2007	5,784
For the year ended December 31, 2008	4,962
For the year ended December 31, 2009	4,815
For the year ended December 31, 2010	4,597

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 - Commitments and Contingencies

Operating Leases

The Company leases most of its facilities and certain equipment under operating leases. It recognizes rent expense on a straight-line basis over the lease term. Rent expense was $0.6 million for each of the three months ended March 31, 2005 and March 31, 2004. At March 31, 2005, total future minimum lease payments are as follows (in thousands):

For the nine months ended December 31, 2005	$1,677
For the year ended December 31, 2006	1,912
For the year ended December 31, 2007	406

Total	$3,995

The Company does not have any significant contractual obligations other than those leases disclosed above.

Warranties

The Company generally provides customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. It accrues for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is impacted by product failure rates, material usage and service delivery costs incurred in correcting a product failure. It periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates. The activity in its warranty accrual for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$207	$252
Accruals for warranties issued during the period	381	339
Warranty costs incurred during the period	(435)	(315)

Balance at end of period	$153	$276

Litigation

In July 2003, a product liability suit was brought against the Company in the New York State Supreme Court, County of Westchester. The lawsuit alleged that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. This lawsuit was settled in April of 2005 with no significant impact to ArthroCare’s financial condition.

On October 27, 2003, a product liability suit was brought against the Company in the 9th Judicial Circuit, Orange County, Florida. The lawsuit alleges, among other things, that a patient died on July 27, 2001 as a result of a defective ArthroCare product used in a tonsillectomy procedure on the patient. This lawsuit was settled in April of 2005 with no significant impact to ArthroCare’s financial condition.

On March 1, 2004, a product liability suit was brought against the Company in the Circuit Court of Tennessee for the 30th Judicial District at Memphis. The lawsuit alleges that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. The Company believes these claims to be without merit and intends to defend itself vigorously.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 13, 2005, a product liability suit was brought against the Company in the United States District Court, Eastern District of Texas. The lawsuit alleges, among other things, that a patient suffered injury to his shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. Upon initial review, the Company believes these claims to be without merit and intends to defend itself vigorously.

On January 12, 2005, a product liability suit was brought against ArthroCare in the 19th Judicial District Court Parish of East Baton Rouge, Louisiana. The lawsuit alleges, among other things, that a patient suffered injury as a result of a spinal procedure (annuloplasty and Nucleoplasty) conducted on February 12, 2004. Upon initial review, the Company believes these claims to be without merit and intends to defend itself vigorously.

On January 21, 2005, a product liability suit was brought against ArthroCare in the United States District Court of Vermont. The lawsuit alleges, among other things, that a patient suffered injury as a result of an arthroscopic procedure involving the use of an ArthroCare wand. Upon initial review, the Company believes these claims to be without merit and intends to defend itself vigorously.

The Company believes that it has meritorious defenses against the above claims and intends to vigorously contest them. The outcomes of the outstanding litigation matters discussed above are not considered probable or cannot be reasonably estimated for the purpose of recording a liability. Also, except as otherwise described above, the Company has product liability insurance coverage in amounts it considers necessary to prevent material losses. The Company recognizes losses when they are known or considered probable and the amount can be reasonably estimated.

NOTE 8 - DEBT

In October 2004, in anticipation of our acquisition of Opus Medical, the Company amended and restated its existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, ArthroCare may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan. The Company may borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a Eurodollar rate. The increase over the base rate of either type of loan is determined by our leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contains covenants that specify minimum financial ratios and limit our ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may result in acceleration of our repayment obligation. In connection with its acquisition of Opus Medical, the Company borrowed $30.0 million against the term commitment loan in November 2004.

On March 30, 2005, the Company entered into an amendment to the existing amended and restated credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders, effective as of the execution of our amended and restated credit facility, October 15, 2004. The amendment revises two provisions of the facility to address certain information that was not fully known by all of the parties at the time of the closing. The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. At March 31, 2005, the Company had not drawn upon the $20.0 million revolving line of credit. At March 31, 2005, the weighted average interest rate applicable to borrowings under the amended and restated credit facility was approximately 4.6%.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 - Segment Information

The Company has organized its marketing and sales efforts based on four operating segments which are aggregated into one reportable segment – the development, manufacture and marketing of products based on our Coblation technology. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These operating segments, which are referred to as product markets, are Sports Medicine (shoulder and knee arthroscopic products), ENT, (ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (spinal and neuro surgery products) and Coblation Technology (gynecology, urology, laparoscopic, general surgical and cardiology products).

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2005		2004
Sports Medicine	$33,373	70%	$23,191	67%
ENT	8,932	19%	5,660	17%
ArthroCare Spine	5,485	11%	5,469	16%
Coblation Technology	44	0%	(28)	0%

Total Product Sales	$47,834	100%	$34,292	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2005		2004
United States	$37,491	78%	$25,110	73%
United Kingdom	3,167	7%	3,240	10%
Rest of World	7,176	15%	5,942	17%

Total Product Sales	$47,834	100%	$34,292	100%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	March 31, 2005		December 31, 2004
United States	$23,008	73%	$22,302	72%
International	8,393	27%	8,510	28%

Total long-lived assets	$31,401	100%	$30,812	100%

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 – Recently Issued Accounting Pronouncement

In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, Share-Based Payment (“Statement 123R”). Generally, the approach under Statement 123R will require companies to recognize as compensation expense in the statements of operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. The Company is required to adopt Statement 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the notes to condensed consolidated financial statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. Although the Company has not yet determined whether the adoption of Statement 123R will result in amounts that are similar to the current pro forma disclosures under Statement 123, it is evaluating the requirements of Statement 123R, including the adoption methods.

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

Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the sections entitled “Government Regulation”, “Patents and Proprietary Rights”, “Competition” and “Additional Factors That Might Affect Future Results” in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historical results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

ARTHROCARE CORPORATION

Overview

We are a medical device company that develops, manufactures and markets products based on our patented Coblation® technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue and thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate (or disintigrate or remove), shrink, sculpt, cut, aspirate and suction soft tissue with one multi-purpose surgical system.

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

We have received 510(k) clearance to market our Arthroscopic System in the United States for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip, and our Arthroscopy System is CE marked for use in arthroscopic surgery in Europe. Our Spinal surgery System is CE marked and we have received 510(k) clearance in the United States to market this system for spinal surgery and neurosurgery. Our ENT Surgery System has received 510(k) clearance in the United States and is CE marked for general head, neck and oral surgical procedures, including tonsillectomy, adenoidectomy, snoring and the treatment of hypertrophic nasal turbinate and submucosal tissue channeling and shrinkage. Our Cosmetic Surgery System is CE marked for general

ARTHROCARE CORPORATION

dermatology and skin resurfacing for the purpose of wrinkle reduction procedures and we have received 510(k) clearance for use of our Cosmetic Surgery System in general dermatology procedures and for skin resurfacing for the purpose of wrinkle reduction in the United States. We have received 510(k) clearance to market Coblation technology for general surgery, gynecology and urology.

In December 1995, we introduced our Arthroscopy System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, which enable use of our disposable Coblation products, at substantial discounts or placing controllers at customer sites at no cost in order to generate future disposable product revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets, including the products we have introduced in the fields of spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ENT surgery, cardiology and general surgery. We have received 510(k) clearance for use of our technology in several fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

Overview of First Quarter Results

Relative to the fourth quarter of 2004, total revenue for the first quarter of 2005 increased 16% to $49.7 million. The increase was driven by the combined performance of all business units. Total revenue for the first quarter of 2005 increased 40% compared to the first quarter of 2004. This significant increase was driven by increased sales performance and to products associated with our acquisitions of Opus and MDA in 2004. International revenue represented approximately 22% of net product sales in the quarter. No single customer accounted for more than 10% of our net product sales.

Total operating expenses were approximately $29.2 million for the quarter, compared to $22.0 million, excluding the impact of the Opus acquisition in the fourth quarter of 2004. This $7.2 million increase was driven by the following factors: approximately $2.7 million represents increased sales and marketing expenses driven by our larger sales force; $2.2 million of this increase is a result of higher research and development spending; $1.4 million in increased commissions associated with our volume-driven distributor commissions; and intangible asset amortization of $0.9 million resulting from our Opus acquisition.

Our cash and cash equivalents balance at March 31, 2005 was $23.9 million, an increase of approximately $2.1 million from the fourth quarter.

Our headcount at March 31, 2005 was 708, an increase of 10% from 645 at December 31, 2004 and an increase of 24% from 574 at March 31 2004. Headcount increases are primarily attributable to increases in manufacturing personnel in Costa Rica associated with the Opus acquisition, and additions of personnel in administration and finance.

ARTHROCARE CORPORATION

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004 (in thousands, unless otherwise noted).

	Three Months Ended March 31,
	2005		2004
Product sales	$47,834	96%	$34,292	96%
Royalties, fees and other	1,849	4%	1,297	4%

Total revenues	49,683	100%	35,589	100%

Cost of product sales	15,477	31%	12,848	36%

Gross profit	34,206	69%	22,741	64%

Operating expenses
Research and development	4,852	10%	3,120	9%
Sales and marketing	18,350	37%	14,033	39%
General and administrative	4,561	9%	3,107	9%
Amortization of intangible assets	1,458	3%	506	1%

Total operating expenses	29,221	59%	20,766	58%

Income from operations	4,985	10%	1,975	6%
Other income (expense), net	(770)	-2%	174	0%

Income before income tax provision	4,215	8%	2,149	6%
Income tax provision	1,054	2%	580	2%

Net income	$3,161	6%	$1,569	4%

Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended March 31, 2005 were $47.8 million, compared to $34.3 million for the quarter ended March 31, 2004. Product sales by product market for the periods shown were as follows:

	Three Months Ended March 31,
	2005		2004
Sports Medicine	$33,374	70%	$23,191	67%
ENT	8,932	19%	5,660	17%
ArthroCare Spine	5,485	11%	5,469	16%

Coblation Technology	43	0%	(28)	0%

Total Product Sales	$47,834	100%	$34,292	100%

ARTHROCARE CORPORATION

The Company made two acquisitions in fiscal 2004: MDA and Opus Medical. Product sales by market for the periods presented were favorably impacted by sales of our acquired product lines. Product sales for the three months ended March 31, 2005 and 2004 included $9.8 million and $2.4 million from these acquisitions, respectively, primarily in the Company’s Sports Medicine and Spine product lines.

Product sales by geography for the periods shown were as follows:

	Three Months Ended March 31,
	2005		2004
United States	$37,491	78%	$25,110	73%
United Kingdom	3,167	7%	3,240	10%
Rest of Word	7,176	15%	5,942	17%

Total Product Sales	$47,834	100%	$34,292	100%

Our sustained increase in direct sales presence has continued to have a positive effect on product sales since inception, as did the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our improved presence in Europe and our acquisitions of Atlantech, Parallax, and Opus Medical product lines have continued to have a positive effect on sales growth in the first quarter of 2005.

We place controllers with our customers at no cost or sell them to customers at substantial discounts to generate demand for our disposable devices. We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. For the three months ended March 31, 2005 and 2004, disposable device sales comprised approximately 81% and 80% of product sales, respectively. We anticipate that disposable device sales will remain the primary component of our product sales in the near future.

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $1.8 million for the quarter ended March 31, 2005, compared to $1.3 million for the quarter ended March 31, 2004. The quarter over quarter increase is related to growth in the markets in which the Company receives royalties. The percentage of royalties, fees and other revenues as a percentage of income was 4% for both the quarter ended March 31, 2005 and March 31, 2004.

Cost of Product Sales

Cost of product sales consist of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit.

ARTHROCARE CORPORATION

Cost of product sales for the first quarter in 2005 and 2004 included amortization of capitalized controllers as follows:

	2005	2004
Product Sales	$47,834	$34,292

Controller Depreciation	$1,793	$1,503

Depreciation as % of Product Sales	3.7%	4.4%

Cost of product sales was $15.5 million, or 31% of revenue for the three months ended March 31, 2005, as compared to $12.8 million, or 36% of revenue, for the quarter ended March 31, 2004. Gross product margin as a percentage of product sales increased to 69% in the first quarter of 2005 from 64% during the same period in the prior year. The increase in gross margin percentage compared to 2004 and favorable increase in cost of product sales quarter over quarter is due to lower manufacturing costs at the Costa Rican manufacturing facility. Controller manufacturing was principally conducted in Costa Rica during the first quarter of fiscal year 2005 resulting in reduced facility requirements and comparatively lower labor rates in Costa Rica, as compared to the previous quarter.

Operating Expenses

Research and development expenses were $4.9 million, or 10% of total revenues, for the quarter ended March 31, 2005, compared to $3.1 million, or 9% of total revenues, for the quarter ended March 31, 2004. The dollar increase is due to a continued investment in our Coblation-based products and in the MDA product line. The increase is primarily attributable to $1.3 million in increased compensation and related expenses due to additional headcount, and $0.3 million in increased prototype development costs, and miscellaneous research costs totaling $0.2 million. We continue to expect to increase the dollar amount of research and development expenses through additional expenditures on new product development, including the newly acquired MDA and Opus Medical products, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expenses were $18.4 million, or 37% of total revenues, for the quarter ended March 31, 2005, compared to $14.0 million, or 39% of total revenues, for the quarter ended March 31, 2004. The increase in absolute dollars for the first quarter of 2005 compared to the first quarter of 2004 related primarily to $2.5 million in increased sales commissions associated with the increased sales volume, $1.5 million in additional compensation and related expenses associated with our increased direct sales force, and $0.4 million in freight, postage, outside training, and allocated charges. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products. Further absolute dollar increases in sales and marketing expenses are expected to be driven by increased sales volumes from the MDA and Parallax product lines.

General and administrative expenses were $4.6 million, or 9% of total revenues, for the quarter ended March 31, 2005, compared to $3.1 million, or 9% of total revenues, for the quarter ended March 31, 2004.

ARTHROCARE CORPORATION

The increase in general and administrative expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is due primarily to approximately $0.8 million in additional compensation and related expenses due to increased staffing in the United States and international locations, a $0.5 million increase in outside services, principally related to Sarbanes Oxley compliance, and a $0.2 million increase resulting from business insurance rate increases. These increases were partially offset by reduced patent-related legal spending. We expect that general and administrative expenses will decrease as a percentage of total revenues, but will increase in dollar amounts as we incur legal expenses associated with patent infringement litigation and continue business development activities.

Amortization of intangible assets increased to $1.5 million or 3% of total revenues, during the first quarter of 2005, compared to $0.5 million, or 1% of total revenues, in the first quarter of 2004. The increase in amortization for the three months ended March 31, 2005 as compared to the same period in 2004 relates to amortization of intangible assets acquired in the Opus Medical and MDA acquisitions.

Interest and other income (expense), net declined to a net expense of $0.7 million for the quarter ended March 31, 2005, compared to interest and other income, net of $0.2 million for the quarter ended March 31, 2004. The increase in net interest expense of $0.2 million for the quarter ended March 31, 2005 compared to the quarter end March 31, 2004 is primarily a result of debt incurred due to our acquisitions of MDA and Opus Medical. The remaining net expense increase of $0.7 million is attributed to foreign exchange losses in the quarter ended March 31, 2005, whereas we had foreign exchange gains in the same period in 2004. We anticipate interest and other income to continue to decrease in the future due to the use of cash and borrowings in our purchase of MDA and Opus Medical in January and November of 2004, respectively.

Income Tax Provision

The provision for income taxes was $1.1 million for an effective tax rate of 25 percent for the quarter ended March 31, 2005, compared to $0.6 million for an effective tax rate of 27 percent for the quarter ended March 31, 2004. The improvement in the effective tax rate is primarily due to the continued expansion of business activities in our Costa Rican operations and to tax credits for research and development activities.

Liquidity and Capital Resources

As of March 31, 2005, we had $84.8 million in working capital, compared to $80.9 million at December 31, 2004. Our principal sources of liquidity consisted of $23.9 million in cash and cash equivalents. Cash equivalents consist of highly liquid demand securities.

Cash generated by operating activities for the quarter ended March 31, 2005 was $6.1 million, primarily attributable to net income adjusted for non-cash items and increases in accounts payable, partially offset by an increase in accounts receivable and a decrease in accrued liabilities. Cash generated by operating activities for the quarter ended March 31, 2004 was $2.1 million, mainly attributable to net income adjusted for non-cash items and increases in accounts payable and accrued liabilities.

Cash used in investing activities for the quarter ended March 31, 2005 was $3.5 million, due primarily to the capitalization of controllers. Cash used in investing activities for the quarter ended March 31, 2004 was $23.6 million, due mainly to our purchase of MDA during the quarter. In addition, we had capital purchases of $4.1 million and net investment maturities of $1.7 million during the three months ended March 31, 2004.

Cash used in financing activities for the quarter ended March 31, 2005 was $0.5 million, due primarily to debt repayments. Cash provided by financing activities for the quarter ended March 31, 2004 was $17.2 million, due mainly to the $15.0 million loan entered into in connection with the purchase of MDA. In addition, we received $2.3 million for stock option purchases in the first quarter of 2004 as a result of our stock price increasing, inducing employees to exercise options.

In October 2004, in anticipation of our acquisition of Opus Medical, we amended and restated our existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, we may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan. We may borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a eurodollar

ARTHROCARE CORPORATION

rate. The increase over the base rate of either type of loan is determined by our leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contains covenants that specify minimum financial ratios and limit our ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may result in acceleration of our repayment obligation. In connection with our acquisition of Opus Medical, we borrowed $30.0 million against the term commitment loan in November 2004.

On March 30, 2005, the Company entered into an amendment to our existing amended and restated credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders, effective as of the execution of our amended and restated credit facility, October 15, 2004. The amendment revises two provisions of the facility to address certain information that was not fully known by all of the parties at the time of the closing. The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. At March 31, 2005, the Company had not drawn upon the $20.0 million revolving line of credit. At March 31, 2005, the weighted average interest rate applicable to borrowings under the amended and restated credit facility was 4.6%. We do not currently anticipate future borrowings under the term credit facility.

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

There have been no significant changes in our contractual obligations and other commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We have no off-balance sheet financing arrangements other than certain operating leases as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies and critical accounting estimates are described in Note 2 to the 2004 Consolidated Financial Statements in our Form 10-K for the fiscal year ended December 31, 2004. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Management has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of ArthroCare’s Board of Directors, and the Audit Committee has reviewed the Corporation’s disclosures relating to these estimates.

Additional Factors That Might Affect Future Results

There are numerous factors that affect ArthroCare’s business and the results of its operations. These factors include general economic and business conditions; our dependency upon our Arthroscopic Surgery System; uncertainty of the commercial success of products outside of our core businesses; our limited marketing and sales experience; our dependency on key suppliers; the level and intensity of competition in our core businesses; uncertainty over reimbursement from health care payers for procedures in which our products are used or adverse changes in environmental and private third-party payers’ policies toward reimbursement;

ARTHROCARE CORPORATION

business integration risks; fluctuating operating results due to many factors, including, but not limited to, product and production-related as well as research and development activities; risks associated with our ability to protect our intellectual property; risks associated with potential patent litigation; the potential volatility of our stock; Delaware law provisions in our charter and our stockholder rights plan could make the acquisition of our company by another company more difficult; the requirement that we must obtain governmental clearances or approvals before we can sell our products and we must continue to comply with applicable laws and regulations; and, future changes in the accounting treatment for employee stock options may cause adverse unexpected fluctuations and affect our reported results of operations. For a discussion of these and other factors affecting ArthroCare’s business, see “Item 1 — Business — Additional Factors That Might Affect Future Results “ in our Form 10-K for the fiscal year ended December 31, 2004. In addition to the factors listed above and discussed in detail in our Form 10-K for the fiscal year ended December 31, 2004, the following factors could also affect our business and results of operations, as discussed below.

Our Business May Become Increasingly Susceptible to Risks Associated with International Operations

International operations are generally subject to a number of risks, including:

•	protectionist laws and business practices that favor local competition;

•	changes in jurisdictional tax laws including laws regulating intercompany transactions;

•	dependence on local vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	difficulties in collecting accounts receivable;

•	seasonality of operations;

•	difficulties in staffing and managing foreign operations;

•	licenses, tariffs, and other trade barriers;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	foreign currency exchange rate fluctuations; and

•	political and economic instability.

We derived 22% and 27% of our total revenue for the quarters ended March 31, 2005 and 2004, respectively, from customers located outside of the United States. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

ARTHROCARE CORPORATION

Circumstances Associated with the Company’s Acquisition Strategy and Internal Growth May Adversely Affect the Company’s Operating Results

An important element of our growth strategy has been the pursuit of acquisitions of other businesses which expand or complement our existing products. Integrating businesses, however, involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems assimilating and retaining our employees or the employees of the acquired company, accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, regulatory or compliance issues that could exist at an acquired company, challenges in retaining our customers or the customers of the acquired company following the acquisition and potential adverse short term effects on operating results through increased costs or otherwise. In addition, we may incur debt to finance future acquisitions and/or may issue securities in connection with future acquisitions which may dilute the holdings of its current and future shareholders.

In addition to the risks associated with acquisition-related growth, our business has grown in size and complexity over the past few years as a result of internal growth. This growth and increase in complexity have placed significant demands on management, systems, internal controls and financial and physical resources. To meet such demands, we intend to continue to invest in new technology, make other capital expenditures and, where appropriate, hire and/or train employees with expertise to handle these particular demands. If the Company is unable to successfully complete and integrate strategic acquisitions in a timely manner or if the Company fails to efficiently manage operations in a way that accommodates continued internal growth, its business, financial condition or operating results could be adversely affected.

Recently Issued Accounting Pronouncement

In October 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 123R, Share-Based Payment (“Statement 123R”), which is a proposed amendment to Statement 123. Generally, the approach under Statement 123R will require companies to recognize as compensation expense in the statements of operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. The Company is required to adopt Statement 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the notes to condensed consolidated financial statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended March 31, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. Although we have not yet determined whether the adoption of Statement 123R will result in amounts that are similar to the current pro forma disclosures under Statement 123, we are evaluating the requirements under Statement 123R, including the adoption methods.

ARTHROCARE CORPORATION

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

The functional currency of Atlantech Medical Devices, Ltd. is the UK Pound, and for Atlantech GmbH and Atlantech Austria it is the Euro. Accordingly, all balance sheet accounts of this operation are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of Atlantech’s financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income.”

The functional currency of all other non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are remeasured into U.S. dollars at current period-end exchange rates and non-monetary assets and liabilities and related elements of expense are remeasured using historical rates of exchange. Income and expense elements are remeasured to U.S. dollars using average exchange rates in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries’ financial statements are recorded as other income or loss in the statement of operations.

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

As of December 31, 2004, we reported that management had identified a material weakness in its internal controls over financial reporting. At that time we concluded that we did not maintain effective controls over the recording of certain foreign exchange transactions. Specifically, we did not perform adequate analysis and review of the accuracy of the recording of the translation of our foreign subsidiaries’ financial information denominated in currencies other than U.S. dollars. This control deficiency resulted in the restatement of our consolidated financial statements for the quarters ended March 31, 2004 and June 30, 2004. Additionally, this control deficiency could result in a misstatement to the other income or related accounts that would result in a material misstatement of annual or interim financial statements that

ARTHROCARE CORPORATION

would not be prevented or detected. As a result, we reported in our 2004 Annual Report on Form 10-K/A that management concluded that as a result of such material weakness, our disclosure controls were not effective as of December 31, 2004.

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiencies relating to the reported material weakness had not been effectively remediated as of March 31, 2005.

Based upon this evaluation, our CEO and CFO have concluded that, because of the material weakness identified as part of our annual evaluation and discussed in Management’s Report on Internal Control over Financial Reporting in Item 9A of our most recently filed 10-K/A and described above, our disclosure controls and procedures were not effective as of March 31, 2005. In light of the material weakness, we performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, to remediate the material weakness described above, management is implementing an internal control that requires our finance group to complete a top down review of the reasonableness of foreign currency transactions on a monthly basis and our Swedish subsidiary will maintain its original accounting records in US Dollars, rather than in Swedish Krona, beginning in 2005. This project is underway and significant progress has been made. Management believes that these planned changes will be sufficient to correct the internal control design deficiency underlying the material weakness described above.

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

ARTHROCARE CORPORATION

ITEM 5. OTHER INFORMATION

(a) The Company has yet to file its form 8K/A, including financial statements associated with its acquisition of Opus Medical, Inc.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: May 9, 2005	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2005	/s/ Fernando Sanchez
Fernando Sanchez
Senior Vice President, Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)