Form 10-Q
period 2005-06-30
ARTHROCARE CORP
filed 2005-08-08
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2005 was 24,696,667.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended June 30, 2005

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,590	$21,836
Accounts receivable, net of allowances of $573 at 2005 and $400 at 2004	38,566	34,032
Inventories, net	40,309	40,484
Prepaid expenses and other current assets	15,761	15,549

Total current assets	127,226	111,901

Property and equipment, net	30,681	29,396
Related party receivables	1,075	1,075
Intangible assets, net	36,890	39,959
Goodwill	57,859	57,859
Other assets	327	341

Total assets	$254,058	$240,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,300	$9,517
Accrued liabilities	8,664	9,925
Accrued compensation	6,325	6,783
Income taxes payable	2,530	478
Current portion of loan payable	4,286	4,286

Total current liabilities	31,105	30,989

Loan payable, net of current portion	22,500	24,643
Deferred taxes and other liabilities	9,632	9,647

Total liabilities	63,237	65,279

Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized: 75,000 shares:
Issued and outstanding: 27,323 and 24,619 shares at 2005 and 26,790 and 24,086 shares at 2004, respectively	24	24
Treasury stock: 2,704 shares at 2005 and 2004	(42,158)	(42,158)
Additional paid-in capital	247,618	238,355
Deferred stock-based compensation	(4,274)	(2,477)
Accumulated other comprehensive loss	(466)	(592)
Accumulated deficit	(9,923)	(17,900)

Total stockholders’ equity	190,821	175,252

Total liabilities and stockholders’ equity	$254,058	$240,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Product sales	$49,683	$35,904	$97,517	$70,196
Royalties, fees, and other	2,049	1,761	3,898	3,058

Total revenues	51,732	37,665	101,415	73,254

Cost of product sales	15,296	11,386	30,773	24,234

Gross profit	36,436	26,279	70,642	49,020

Operating expenses
Research and development	5,155	3,531	10,007	6,651
Sales and marketing	18,601	13,860	36,951	27,893
General and administrative	4,708	3,986	9,269	7,093
Amortization of intangible assets	1,458	544	2,916	1,050

Total operating expenses	29,922	21,921	59,143	42,687

Income from operations	6,514	4,358	11,499	6,333
Interest and other income (expense), net	(366)	(47)	(1,135)	127

Income before income tax provision	6,148	4,311	10,364	6,460

Income tax provision	1,330	1,164	2,384	1,744

Net income	$4,818	$3,147	$7,980	$4,716

Basic net income per share	$0.20	$0.15	$0.33	$0.22

Shares used in computing basic net income per share	24,176	21,159	24,044	21,085

Diluted net income per share	$0.19	$0.14	$0.31	$0.21

Shares used in computing diluted net income per share	25,877	22,765	25,833	22,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,980	$4,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,030	6,129
Provision for doubtful accounts and product returns	336	208
Provision for excess and obsolete inventory	200	92
Stock compensation expense	620	305
Other	426	(109)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
Accounts receivable	(4,860)	(2,188)
Inventories	219	(1,690)
Prepaid expenses and other current assets	(220)	(2,239)
Other assets	11	136
Accounts payable	(282)	(432)
Accrued and other liabilities	(1,719)	(86)
Income taxes payable	2,052	521

Net cash provided by operating activities	12,793	5,363

Cash flows from investing activities:
Purchases of property and equipment	(6,277)	(7,599)
Payment for purchase of MDA, net of cash acquired	—	(24,694)
Purchases of available-for-sale securities	—	(24,694)
Sales or maturities of available-for-sale securities	—	21,461

Net cash used in investing activities	(6,277)	(35,526)

Cash flows from financing activities:
Repayment on loan from bank	(2,143)	—
Proceeds from loan from bank, net of issuance costs	—	14,915
Proceeds from issuance of common stock, net of issuance costs	637	461
Proceeds from exercise of options to purchase common stock	6,209	5,763

Net cash provided by financing activities	4,703	21,139

Effect of exchange rate changes on cash and cash equivalents	(465)	(20)

Net increase (decrease) in cash and cash equivalents	10,754	(9,044)
Cash and cash equivalents, beginning of period	21,836	20,890

Cash and cash equivalents, end of period	$32,590	$11,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

ArthroCare Corporation (“ArthroCare”, “we” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. ArthroCare designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Its products are based on its patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology involves an innovative use of radio frequency energy and the capability of performing at temperatures lower than traditional electrosurgical tools. The Company’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. ArthroCare is a global company with manufacturing facilities in the United States and Costa Rica and sales offices in the United States and Europe.

The unaudited interim condensed consolidated financial statements include the accounts of ArthroCare Corporation and its wholly owned subsidiaries (collectively, the “Company” or “ArthroCare”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Had employee stock-based compensation been determined based on the fair value method as opposed to the intrinsic value method, the Company’s net income (loss), net income (loss) per share and fully diluted net income (loss) per share for the three and six months ended June 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income—as reported	$4,818	$3,147	$7,980	$4,716
Add: Stock-based employee compensation expense recognized in net income, net of tax effects	192	—	323	—
Less: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,094)	(3,094)	(4,033)	(6,125)

Pro forma net income (loss)	$2,916	$53	$4,270	$(1,409)

Net income (loss) per share:
Basic—as reported	$0.20	$0.15	$0.33	$0.22
Basic—pro forma	$0.12	$0.00	$0.18	$(0.07)
Diluted—as reported	$0.19	$0.14	$0.31	$0.21
Diluted—pro forma	$0.11	$0.00	$0.17	$(0.06)

Equity instruments issued to non-employees are recorded at their fair value in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

During the six months ended June 30, 2005, the Company issued 76,000 restricted common stock shares to certain employees under its 2003 Incentive Stock Plan, 6,000 of which were issued during the second quarter of 2005. These awards vest over a period of five years. In connection with the restricted awards, the Company recorded an increase of approximately $2.4 million to deferred stock-based compensation for the value of these awards. Of that increase, $0.2 million related to the second quarter of 2005. Deferred stock-based compensation will be amortized to operating expense over the vesting period of the awards.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3 - Computation of Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding less the weighted-average unvested restricted stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and potential shares of common stock when they are dilutive.

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income	$4,818	$3,147	$7,980	$4,716

Basic:
Weighted-average shares outstanding	24,176	21,159	24,044	21,085

Basic net income per share	$0.20	$0.15	$0.33	$0.22

Diluted:
Weighted-average shares outstanding used in basic calculation	24,176	21,159	24,044	21,085
Dilutive effect of options	1,614	1,540	1,705	1,627
Dilutive effect of unvested restricted stock	87	66	84	67

Weighted-average shares and equivalents	25,877	22,765	25,833	22,779

Diluted net income per share	$0.19	$0.14	$0.31	$0.21

Options excluded from calculation as their effect would be anti-dilutive	558	1,150	512	1,047

Price range of excluded options	$31.44-$48.56	$23.38- $48.56	$30.35-$48.56	$24.01- $48.56

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4 - Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) unrealized gains and losses on investments designated as available-for-sale, including reclassification adjustments, and (iii) foreign currency translation adjustments.

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Month Ended June 30,
	2005	2004	2005	2004
Net income	$4,818	$3,147	$7,980	$4,716

Net unrealized gains on available-for-sale securities arising during the period, net of tax	—	(37)	—	238
Less: Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	—	—	—	(113)
Foreign currency translation adjustment	146	(36)	126	20

Comprehensive income	$4,964	$3,074	$8,106	$4,861

NOTE 5 – Inventories

The Company’s inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$10,323	$10,809
Work-in-process	4,060	5,349
Finished goods	25,926	24,326

Total	$40,309	$40,484

The Company’s inventories, which include material and labor costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value. The Company’s reserve for excess and obsolete inventories was $1.2 million and $1.0 million at June 30, 2005 and December 31, 2004, respectively.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - Intangible Assets

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business. Intangible assets consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Intellectual property rights	$23,700	$23,700
Patents	10,500	10,500
Trade name/trademarks	4,400	4,400
Distribution/customer network	3,700	3,700
OEM contractual agreements	1,160	1,160
Distribution license	450	450
Employment agreements	300	300
Non-competition agreements	300	300

	44,510	44,510
Accumulated amortization	(7,620)	(4,551)

Net intangible assets	$36,890	$39,959

Intangible assets with definite lives are being amortized on a straight-line basis over the assets’ estimated useful lives, which range between one and ten years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three and six months ended June 30, 2005 was approximately $1.5 million and $2.9 million million, respectively. Total amortization expense for the three and six months ended June 30, 2004 was approximately $0.5 million and $1.1 million, respectively.

Estimated amortization expense for the six months ended December 31, 2005 and the next five years is as follows for all intangible assets (in thousands):

For the six months ending December 31, 2005	$3,053
For the year ending December 31, 2006	6,011
For the year ending December 31, 2007	5,784
For the year ending December 31, 2008	4,962
For the year ending December 31, 2009	4,815
For the year ending December 31, 2010	4,597
Thereafter	7,668

$36,890

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7—Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating leases. It recognizes rent expense on a straight-line basis over the lease term. Rent expense was $0.8 million for the three months ended June 30, 2005 and $0.6 million for the three months ended June 30, 2004. Rent expense was $1.4 million for the six months ended June 30, 2005 and $1.2 million for the six months ended June 30, 2004. At June 30, 2005, total future minimum lease payments are as follows (in thousands):

For the six months ending December 31, 2005	$1,119
For the year ending December 31, 2006	1,912
For the year ending December 31, 2007	406

Total	$3,437

The Company does not have any significant contractual obligations other than those leases disclosed above and debt as discussed in Note 8.

Warranties

The Company generally provides customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. The Company’s warranty obligation is impacted by product failure rates, material usage and service delivery costs incurred in correcting a product failure. It periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates. The activity in its warranty accrual for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$153	$276	$207	$252
Accruals for warranties issued during the period	269	72	651	411
Warranty costs incurred during the period	(231)	(116)	(667)	(431)

Balance at end of period	$191	$232	$191	$232

Litigation

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew” or “Defendant”) in the United States District Court of Delaware. The lawsuit alleges, among other things, that Smith & Nephew has been, and is currently, infringing three patents issued to ArthroCare. Specifically, Smith & Nephew uses, imports, markets and sells electrosurgical products under the names of Dyonics Control RF System, ElectroBlade and Saphyre™ that infringe these patents. ArthroCare seeks the following remedies: (1) a judgment that Smith & Nephew has infringed these patents; (2) a permanent injunction precluding Smith & Nephew from using, importing, marketing and selling the above-referenced products; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions with the damages to be trebled because of Smith & Nephew’s willful infringement. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted ArthroCare’s motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim. On April 27, 2004, the Court rejected Smith & Nephew’s request for a stay of the permanent injunction pending appeal. On June 10, 2004, the Court issued an injunction order enjoining Smith & Nephew from the use, manufacture and sale of the infringing products in the United States. Smith & Nephews has appealed the above rulings in the Federal Circuit Court of Appeals.

On May 10, 2005, the Federal Circuit Court of Appeals rejected Smith & Nephew’s challenges against two ArthroCare patents (U.S. Patent Nos. 5,697,882 and 6,224,592), thereby affirming the jury’s verdict that all of the asserted claims of those two patents are valid and were infringed by Smith & Nephew. The court also rejected the asserted claims of one ArthroCare patent (U.S. Patent No. 5,697,536), stating “because the jury’s determination that the ‘536 patent was not invalid is not supported by substantial evidence, we reverse the district court’s denial of Smith & Nephew’s motion for judgment as a matter of law on that issue.” In addition, the federal appeals court concluded a procedural error occurred in the U.S. District Court proceedings related to Smith & Nephew’s antitrust counterclaim. As a result, the Federal Appeals Court ruled that “because the district court must reconsider that counterclaim on remand, the permanent injunction against Smith & Nephew must be vacated pending the disposition of the antitrust counterclaim.” ArthroCare expects to learn how long the disposition process will take in the coming months as it ascertains the District Court’s schedule.

On April 3, 2003, Smith & Nephew filed a lawsuit against the Company in the United States District Court, Western Tennessee alleging that ArthroCare infringed two Smith & Nephew patents – nos. 5,980,504 and 6,261,311. In addition, Smith & Nephew has alleged that ArthroCare is in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew has requested the Court to issue preliminary and permanent injunction preventing ArthroCare from further infringement of the above-mentioned patents and from making further false or misleading statements concerning Smith & Nephew’s medical devices. In addition, Smith & Nephew has requested the Court to award compensatory damages and treble damages for willfulness, as well as legal fees. The Company believes these claims to be without merit and will defend itself vigorously.

In July 2003, a product liability suit was brought against the Company in the New York State Supreme Court, County of Westchester. The lawsuit alleged that a patient suffered injury to her shoulder as a result of a defective ArthroCare probe used in an arthroscopic procedure on the patient. This lawsuit was settled in April of 2005 with no significant impact to ArthroCare’s financial condition.

On October 27, 2003, a product liability suit was brought against the Company in the 9th Judicial Circuit, Orange County, Florida. The lawsuit alleged, among other things, that a patient died on July 27, 2001 as a result of a defective ArthroCare product used in a tonsillectomy procedure on the patient. This lawsuit was settled in April of 2005 with no significant impact to ArthroCare’s financial condition.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8 - DEBT

In October 2004, in anticipation of the acquisition of Opus Medical, the Company amended and restated its existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, ArthroCare may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan. The Company may borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a Eurodollar rate. The increase over the base rate of either type of loan is determined by our leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contains covenants that specify minimum financial ratios and limit our ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may result in acceleration of our repayment obligation.

The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. At June 30, 2005, the Company had not drawn upon the $20.0 million revolving line of credit. At June 30, 2005, the weighted average interest rate applicable to borrowings under the amended and restated credit facility was approximately 4.6%.

NOTE 9 - Segment Information

The Company has organized its marketing and sales efforts based on four operating segments which are aggregated into one reportable segment – the development, manufacture and marketing of products based on our Coblation technology and other soft-tissue surgical products based on products obtained through the acquisitions of Opus Medical, MDA, and Atlantech. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These operating segments, which are referred to as product markets, are Sports Medicine (shoulder and knee arthroscopic products), ENT, (ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (spinal and neuro surgery products) and Coblation Technology (gynecology, urology, laparoscopic, general surgical and cardiology products).

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Sports Medicine	$32,976	66%	$23,115	65%	$66,348	68%	$46,305	66%
ENT	10,785	22%	7,158	20%	19,717	20%	12,818	18%
ArthroCare Spine	5,922	12%	5,498	15%	11,408	12%	10,967	16%
Coblation Technology	—	0%	133	0%	44	0%	106	0%

Total Product Sales	$49,683	100%	$35,904	100%	$97,517	100%	$70,196	100%

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Americas	$39,149	79%	$26,908	75%	$76,656	79%	$51,936	74%
United Kingdom	2,618	5%	3,240	9%	5,785	6%	5,653	8%
Rest of World	7,916	16%	5,756	16%	15,076	15%	12,607	18%

Total Product Sales	$49,683	100%	$35,904	100%	$97,517	100%	$70,196	100%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	June 30, 2005		December 31, 2004
Americas	$23,384	71%	$22,302	72%
International	9,346	29%	8,510	28%

Total long-lived assets	$32,730	100%	$30,812	100%

NOTE 10 – Recently Issued Accounting Pronouncement

In December 2004, of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, Share-Based Payment (“Statement 123R”). Generally, the approach under Statement 123R will require companies to recognize as compensation expense in the statements of operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. The Company is required to adopt Statement 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the notes to condensed consolidated financial statements for the pro forma net income (loss) and net income (loss) amounts, for the three and six months ended June 30, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. The Company is evaluating the requirements of Statement 123R, including the adoption methods, and has not yet determined what effect the adoption of Statement 123R will have on its financial condition or results of operations.

ARTHROCARE CORPORATION

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

Overview

We are a medical device company that develops, manufactures and markets soft-tissue surgical products, consisting primarily of products based on our patented Coblation® technology and products obtained through the acquisitions of Opus Medical, MDA, and Atlantech. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue and thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate (or disintigrate or remove), shrink, sculpt, cut, aspirate and suction soft-tissue with one multi-purpose surgical system.

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

ARTHROCARE CORPORATION

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

Overview of Second Quarter Results

Relative to the first quarter of 2005, total revenue for the second quarter of 2005 increased 4% to $51.7 million. The increase was driven primarily by the performance of our sports medicine and ENT business units. Total revenue for the second quarter of 2005 increased 37% compared to the second quarter of 2004. This significant increase was driven by increased sales performance and products associated with our acquisition of Opus Medical in 2004. International revenue represented approximately 21% of net product sales in the quarter. No single customer accounted for more than 10% of our net product sales.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total operating expenses were approximately $29.9 million for the quarter, compared to $21.9 million in the second quarter of 2004. This $8.0 million increase was driven by a combination of factors. Approximately $2.0 million represents increased sales and marketing expenses driven by our larger sales force; $2.7 million in increased commissions associated with our volume-driven distributor commissions; $1.6 million of this increase is a result of higher research and development spending, $1.0 million of which relates to Opus Medical; and intangible asset amortization of $0.9 million resulting from our Opus Medical acquisition. The remaining $0.8 million increase results from increases in general and administrative expenses due primarily to a lease termination payment, accounting services and Sarbanes-Oxley compliance costs, and increased employee-related expenses resulting from increases in headcount.

Our cash and cash equivalents balance at June 30, 2005 was $32.6 million, an increase of approximately $10.8 million from December 31, 2004.

Our headcount at June 30, 2005 was 737, an increase of 14% from 645 at December 31, 2004. Headcount increases are primarily attributable to increases in manufacturing personnel in Costa Rica associated with the transfer of Opus manufacturing, and additions of personnel in administration and finance.

Results of Operations and Financial Condition

Comparison of the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004 (in thousands, unless otherwise noted).

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Revenues:
Product Sales	$49,683	96%	$35,904	95%	$97,517	96%	$70,196	96%
Royalties, fees, and other	2,049	4%	1,761	5%	3,898	4%	3,058	4%

Total revenues	51,732	100%	37,665	100%	101,415	100%	73,254	100%

Cost of product sales	15,296	30%	11,386	30%	30,773	30%	24,234	33%

Gross profit	36,436	70%	26,279	70%	70,642	70%	49,020	67%

Operating expenses:
Research and development	5,155	10%	3,531	9%	10,007	10%	6,651	9%
Sales and marketing	18,601	36%	13,860	37%	36,951	36%	27,893	38%
General and administrative	4,708	9%	3,986	11%	9,269	9%	7,093	10%
Amortization of intangible assets	1,458	3%	544	1%	2,916	3%	1,050	1%

Total operating expenses	29,922	58%	21,921	58%	59,143	58%	42,687	58%

Income from operations	6,514	12%	4,358	12%	11,499	11%	6,333	9%
Interest and other income (expense), net	(366)	(1)%	(47)	(1)%	(1,135)	(1)%	127	0%

Income before income tax provision	6,148	11%	4,311	11%	10,364	10%	6,460	9%
Income Tax provision	1,330	2%	1,164	3%	2,384	2%	1,744	3%

Net income	$4,818	9%	$3,147	8%	$7,980	8%	$4,716	6%

ARTHROCARE CORPORATION

Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended June 30, 2005 were $49.7 million, compared to $35.9 million for the quarter ended June 30, 2004. Product sales for the six months ended June 30, 2005 were $97.5 million, compared to $70.2 million for the six months ended June 30, 2004.

Product sales by product market for the periods shown were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Sports Medicine	$32,976	66%	$23,115	65%	$66,348	68%	$46,305	66%
ENT	10,785	22%	7,158	20%	19,717	20%	12,818	18%
ArthroCare Spine	5,922	12%	5,498	15%	11,408	12%	10,967	16%
Coblation Technology	—	0%	133	0%	44	0%	106	0%

Total Product Sales	$49,683	100%	$35,904	100%	$97,517	100%	$70,196	100%

The Company made two acquisitions in fiscal 2004: MDA (acquired in January 2004) and Opus Medical (acquired in November 2004). Product sales by market for the periods presented were favorably impacted by sales of our acquired product lines. Product sales for the three ended June 30, 2005 and 2004 included $9.3 million and $2.1 million, respectively, primarily in the Company’s Sports Medicine and Spine product lines. Product sales for the six months ended June 30, 2004 included $19.1 million and $4.6 million from these acquisitions.

Product sales by geography for the periods shown were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Americas	$39,150	79%	$26,908	75%	$76,655	79%	$51,936	74%
International	10,533	21%	8,996	25%	20,862	21%	18,260	26%

Total product sales	$49,683	100%	$35,904	100%	$97,517	100%	$70,196	100%

Our sustained increase in direct sales presence has continued to have a positive effect on product sales since inception, as did the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our improved presence in Europe and our acquisitions of Atlantech, Parallax, and Opus Medical product lines have continued to have a positive effect on sales growth in the second quarter of 2005.

We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. For the three and six months ended June 30, 2005, disposable device sales comprised approximately 83% and 81% of product sales, respectively. This compares to disposable devise sales of approximately 85% and 83% as a percentage of product sales for the three and six-month periods ended

ARTHROCARE CORPORATION

June 30, 2004. We anticipate that disposable device sales will remain the primary component of our product sales in the near future. We place controllers with our customers at no cost or, infrequently, sell them to customers at substantial discounts to generate demand for our disposable devices.

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $2.0 million for the quarter ended June 30, 2005, compared to $1.8 million for the quarter ended June 30, 2004. The percentage of royalties, fees and other revenues as a percentage of income was 4% for the quarter ended June 30, 2005 and 5% for the quarter ended June 30, 2004. The period over period increase is related to growth in the markets in which the Company receives royalties. Royalties, fees and other revenues were $3.9 million for the six months ended June 30, 2005, compared to $3.1 million for the six months ended June 30, 2004. The period over period increase is related to growth in the markets in which the Company receives royalties. The percentage of royalties, fees and other revenues as a percentage of income was 4% for both the six months ended June 30, 2005 and June 30, 2004.

Cost of Product Sales

Cost of product sales consist of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Amortization of controllers was $1.6 million and $3.4 million for the three and six months ended June 30, 2005, respectively. This compares to amortization of $1.5 million and $3.0 million for the three and six months ended June 30, 2004, respectively. Controller amortization represented 3.2% and 3.5% of product sales for the three and six months ended June 30, 2005. This compares to 2004 where for the three and six months ended June 30, 2004, controller amortization represented 4.2% and 4.3% of product sales, respectively. The dollar increase for the three and six month periods ended June 30, 2005 compared to the same periods in 2004 is driven by our customer acquisition efforts. The decrease as a percent of cost of sales for the three and six months ended June 30, 2005 compared to the same periods in 2004 is driven by the increased revenue base generated by the Opus acquisition.

Cost of product sales was $15.3 million for the three months ended June 30, 2005, as compared to $11.4 million for the three months ended June 30, 2004, or 30% of revenue in both periods. Gross product margin as a percentage of product sales increased to 69% in the second quarter of 2005 from 68% during the same period in the prior year. Cost of product sales was $30.1 million, or 30% of revenue for the six months ended June 30, 2005, as compared to $24.2 million, or 33% of revenue, for the six months ended June 30, 2004. Gross product margin as a percentage of product sales increased to 68% in the first six months of 2005 from 66% during the same period in the prior year. The increase in gross margin percentage compared to 2004 and favorable increase in cost of product sales year over year is due to lower manufacturing costs at our Costa Rica manufacturing facility. Controller manufacturing was principally conducted in Costa Rica during the first half of fiscal year 2005, where we benefited from lower labor rates as compared to prior year.

Operating Expenses

Research and development expenses were $5.2 million, or 10% of total revenues, for the quarter ended June 30, 2005, compared to $3.5 million, or 9% of total revenues, for the quarter ended June 30, 2004. The dollar increase is due to a continued investment in our Coblation-based products and in the MDA product line. Specifically, the increase is primarily attributable to $1.3 million in increased compensation and related expenses due to additional headcount, $0.1 million in increased prototype development costs, and $0.3 million in various other charges.

ARTHROCARE CORPORATION

Research and development expenses were $10.0 million, or 10% of total revenues, for the six months ended June 30, 2005, compared to $6.7 million, or 9% of total revenues, for the same period in 2004. The increase is primarily attributable to $2.6 million in increased compensation and related expenses due to additional headcount, $0.5 million in increased prototype development costs, accompanied by various other smaller charges totaling $0.2 million.

We continue to expect to increase the dollar amount of research and development expenses through additional expenditures on new product development, including the newly-acquired MDA and Opus Medical products, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expenses were $18.6 million, or 36% of total revenues, for the quarter ended June 30, 2005, compared to $13.9 million, or 37% of total revenues, for the quarter ended June 30, 2004. The increase in absolute dollars for the second quarter of 2005 compared to the second quarter of 2004 related primarily to $2.7 million in increased sales commissions associated with increased sales volume, $1.4 million in additional compensation and related expenses associated with our increased direct sales force, and $0.6 million in increased training and accounts receivable reserves.

Sales and marketing expenses were $37.0 million, or 36% of total revenues, for the six months ended June 30, 2005, compared to $27.9 million, or 38% of total revenues, for the six months ended June 30, 2004. The increase in absolute dollars for the first half of 2005 compared to the first half of 2004 related primarily to $5.2 million in increased sales commissions associated with increased sales volume, $2.9 million in additional compensation and related expenses associated with our increased direct sales force, and $1.0 million in increased training and accounts receivable reserves.

We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to market products and to commercialize future products. Further absolute dollar increases in sales and marketing expenses are expected to be driven by increased sales volumes from all product lines.

General and administrative expenses were $4.7 million, or 9% of total revenues, for the quarter ended June 30, 2005, compared to $4.0 million, or 10% of total revenues, for the quarter ended June 30, 2004. The increase in general and administrative expenses for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is due primarily to approximately $0.3 million in additional salary-related expenses associated with strengthening our accounting and other administrative functions, $0.2 million due to a payment resulting from an early lease termination, and a $0.2 million increase in outside services, principally related to our annual audit and Sarbanes-Oxley compliance activities.

General and administrative expenses were $9.3 million, or 9% of total revenues, for the six months ended June 30, 2005, compared to $7.1 million, or 10% of total revenues, for the six months ended June 30, 2004. The increase in general and administrative expenses is due primarily to approximately $1.3 million in additional compensation and related expenses associated with strengthening our accounting and other administrative functions, $0.7 million principally related to our annual audit and Sarbanes-Oxley compliance activities, and the remaining $0.2 million resulting from increased business insurance rates.

ARTHROCARE CORPORATION

We expect that general and administrative expenses will decrease as a percentage of total revenues, but will increase in dollar amounts as we incur legal expenses associated with patent infringement litigation and continue business development activities.

Amortization of intangible assets increased to $1.5 million or 3% of total revenues, for the quarter ended June 30, 2005, compared to $0.5 million, or 1% of total revenues, in the second quarter of 2004. Amortization of intangible assets increased to $2.9 million or 3% of total revenues, for the six months ended June 30, 2005, compared to $1.1 million, or 1% of total revenues, in the first half of 2004. The increase in amortization for the three and six months ended June 30, 2005 as compared to the same periods in 2004 relates to amortization of intangible assets acquired in the Opus Medical and MDA acquisitions.

Interest and other income (expense), net increased to a net expense of $0.4 million for the quarter ended June 30, 2005, compared to net expense of $47,000 for the quarter ended June 30, 2004. The increase in net interest and other expense of $0.3 million for the quarter ended June 30, 2005 compared to the quarter end June 30, 2004 is primarily result of interest expense associated with debt incurred due to our acquisitions of MDA and Opus Medical.

Interest and other income (expense), net increased to a net expense of $1.1 million for the six months ended June 30, 2005, compared to net income of $0.1 million for the six months ended June 30, 2004. Of the $1.3 million increase in net interest and other expense, $0.5 million is associated with debt incurred due to our acquisitions of MDA and Opus Medical. The remaining net expense increase of $0.8 million is attributed to foreign exchange losses in the six months ended June 30, 2005, whereas we had foreign exchange gains in the same period of 2004.

We anticipate interest and other income to continue to decrease in the future due to the use of cash and borrowings in our purchase of MDA and Opus Medical in January and November of 2004, respectively.

Income Tax Provision

The provision for income taxes was $1.3 million for an effective tax rate of 22% for the quarter ended June 30, 2005, compared to $1.2 million for an effective tax rate of 27% for the quarter ended June 30, 2004. The provision for income taxes was $2.4 million for an effective tax rate of 23% for the six months ended June 30, 2005, compared to $1.7 million for an effective tax rate of 27% for the six months ended June 30, 2004. The improvement in the effective tax rate is primarily due to the continued expansion of business activities in our Costa Rican operations and to tax credits for research and development activities.

Liquidity and Capital Resources

As of June 30, 2005, we had $96.1 million in working capital, compared to $80.9 million at December 31, 2004. Our principal sources of liquidity consisted of $32.6 million in cash and cash equivalents. Cash equivalents consist of highly liquid demand securities.

Cash generated by operating activities for the six months ended June 30, 2005 was $12.8 million, primarily attributable to net income adjusted for non-cash items and an increase in income tax payable, partially offset by an increase in accounts receivable and a decrease in accrued liabilities. Cash generated by operating activities for the six months ended June 30, 2004 was $5.4 million, mainly attributable to net income adjusted for non-cash items and increases in accounts receivable, inventories, and prepaid expenses.

Cash used in investing activities for the six months ended June 30, 2005 was $6.3 million, due primarily to the manufacturing of controllers. Cash used in investing activities for the six months ended June 30, 2004 was $35.5 million, due mainly to our purchase of MDA during the period. In addition, we had additional capital purchases of $1.6 million in the second quarter of 2004 and net investment maturities of $3.2 million during the six months ended March 31, 2004.

ARTHROCARE CORPORATION

Cash generated in financing activities for the six months ended June 30, 2005 was $4.7 million, due primarily to stock option purchases, partially offset by loan repayments. Cash provided by financing activities for the six months ended June 30, 2004 was $21.1 million, due mainly to the $15.0 million loan entered into in connection with the purchase of MDA. In addition, we received $5.8 million for stock option purchases in the period as a result of our increasing stock price, inducing employees to exercise options.

In October 2004, in anticipation of the acquisition of Opus Medical, the Company amended and restated its existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, ArthroCare may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan. The Company may borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a Eurodollar rate. The increase over the base rate of either type of loan is determined by our leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contains covenants that specify minimum financial ratios and limit our ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may result in acceleration of our repayment obligation.

The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. At June 30, 2005, the Company had not drawn upon the $20.0 million revolving line of credit. At June 30, 2005, the weighted average interest rate applicable to borrowings under the amended and restated credit facility was approximately 4.6%.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies and critical accounting estimates are described in Note 2 to the 2004 Consolidated Financial Statements in our Form 10-K for the fiscal year ended December 31, 2004. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Management has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of ArthroCare’s Board of Directors, and the Audit Committee has reviewed our disclosures relating to these estimates.

ARTHROCARE CORPORATION

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

We derived 21% and 25% of our total revenue for the quarters ended June 30, 2005 and 2004, respectively, from customers located outside of the Americas. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to

ARTHROCARE CORPORATION

establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Recently Issued Accounting Pronouncement

In December 2004, of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, Share-Based Payment (“Statement 123R”). Generally, the approach under Statement 123R will require companies to recognize as compensation expense in the statements of operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. We are required to adopt Statement 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. See Note 2 in the notes to condensed consolidated financial statements for the pro forma net income (loss) and net income (loss) amounts, for the three and six months ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on

ARTHROCARE CORPORATION

the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. We are evaluating the requirements of Statement 123R, including the adoption methods, and have not yet determined what effect the adoption of Statement 123R will have on our financial condition or results of operations.

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

The functional currency of our United Kingdom subsidiary is the British Pound Sterling, and for our German, Italian, French, and Austrian subsidiaries, the Euro is the functional currency. Accordingly, all balance sheet accounts of these operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of these entities financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated Other Comprehensive Income.”

The functional currency of all other non-U.S. operations is the U.S. dollar. Accordingly, all foreign-currency denominated monetary assets and liabilities of these foreign operations are remeasured into U.S. dollars at current period-end exchange rates and foreign-currency denominated non-monetary assets and liabilities and related elements of expense are translated using historical rates of exchange. Income and expense elements are remeasured to U.S. dollars using average exchange rates in effect during the period. Gains and losses from foreign currency transactions of these subsidiaries’ financial statements are recorded as other income or loss in the statement of operations.

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

ARTHROCARE CORPORATION

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of June 30, 2005. Accordingly, management believes that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As of June 30, 2005, we have implemented procedures designed to correct the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 related to the recording of certain foreign exchange transactions and which resulted in the restatement of our condensed consolidated financial statements for the quarters ended March 31, 2004 and June 30, 2004. Management has developed a new process for reviewing the reasonableness of foreign exchange gain or loss amounts. We believe that this new process is appropriately designed to strengthen controls surrounding the reporting of foreign exchange transactions. Upon completion of our annual assessment of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act, management believes the material weakness will be fully remediated.

Other than the change described in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: August 8, 2005	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2005	/s/ Fernando Sanchez
Fernando Sanchez
Senior Vice President,
Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)