Form 10-Q
period 2005-09-30
ARTHROCARE CORP
filed 2005-11-03
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒.

The number of shares outstanding of the registrant’s common stock as of October 28, 2005 was 25,072,001.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended September 30, 2005

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$39,684	$21,836
Accounts receivable, net of allowances of $962 at 2005 and $400 at 2004	42,159	34,032
Inventories, net	42,913	40,484
Prepaid expenses and other current assets	15,310	15,549

Total current assets	140,066	111,901
Property and equipment, net	31,170	29,396
Related party receivables	1,075	1,075
Intangible assets, net	42,049	39,959
Goodwill	57,980	57,859
Other assets	328	341

Total assets	$272,668	$240,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,068	$9,517
Accrued liabilities	8,429	9,925
Accrued compensation	6,198	6,783
Income taxes payable	5,338	478
Current portion of loan payable	25,714	4,286

Total current liabilities	57,747	30,989
Loan payable, net of current portion	—	24,643
Deferred taxes and other liabilities	9,525	9,647

Total liabilities	67,272	65,279

Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized: 75,000 shares:
Issued and outstanding: 27,745 and 25,041 shares at 2005 and 26,790 and 24,086 shares at 2004, respectively	25	24
Treasury stock: 2,704 shares at 2005 and 2004	(42,158)	(42,158)
Additional paid-in capital	255,534	238,355
Deferred stock-based compensation	(4,791)	(2,477)
Accumulated other comprehensive loss	(485)	(592)
Accumulated deficit	(2,729)	(17,900)

Total stockholders’ equity	205,396	175,252

Total liabilities and stockholders’ equity	$272,668	$240,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Product sales	$51,621	$36,811	$149,139	$107,007
Royalties, fees, and other	2,003	1,383	5,900	4,441

Total revenues	53,624	38,194	155,039	111,448
Cost of product sales	16,402	12,139	47,175	36,373

Gross profit	37,222	26,055	107,864	75,075
Operating expenses
Research and development	5,261	3,189	15,268	9,840
Sales and marketing	18,258	13,646	55,208	41,539
General and administrative <See Note 8>	(1,014)	3,989	8,255	11,082
Acquired in-process research and development costs (IPR&D)	2,400	—	2,400	—
Amortization of intangible assets	1,564	586	4,480	1,636

Total operating expenses	26,469	21,410	85,611	64,097
Income from operations	10,753	4,645	22,253	10,978
Interest and other income (expense), net	(693)	316	(1,829)	443

Income before income tax provision	10,060	4,961	20,424	11,421
Income tax provision	2,866	1,340	5,250	3,084

Net income	$7,194	$3,621	$15,174	$8,337

Basic net income per share	$0.29	$0.17	$0.63	$0.39

Shares used in computing basic net income per share	24,538	21,411	24,199	21,203

Diluted net income per share	$0.27	$0.16	$0.58	$0.36

Shares used in computing diluted net income per share	26,470	23,194	26,155	22,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$15,174	$8,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,325	9,614
Provision for doubtful accounts and product returns	401	357
Provision for excess and obsolete inventory	770	247
Realized gain on sale of long-term investment	—	(333)
Stock compensation expense	1,008	569
Acquired in-process research and development costs <See Note 3>	2,400	—
Other	735	91
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(8,137)	(4,030)
Inventories	(2,127)	(3,158)
Prepaid expenses and other assets	291	(1,890)
Accounts payable	2,013	728
Accrued and other liabilities	(2,612)	788
Income taxes payable	4,860	1,589

Net cash provided by operating activities	27,101	12,909

Cash flows from investing activities:
Purchases of property and equipment	(9,284)	(11,441)
Payment for purchase of MDA, net of cash acquired	—	(24,694)
Payment for purchase of ATI, net of cash acquired	(10,000)	—
Purchases of intangible assets	(121)	—
Purchases of available-for-sale securities	—	(50,932)
Sales or maturities of available-for-sale securities	—	61,855

Net cash used in investing activities	(19,405)	(25,212)

Cash flows from financing activities:
Repayment of borrowings from bank	(3,215)	(15,000)
Proceeds of borrowings from bank	—	14,915
Proceeds from issuance of common stock, net of issuance costs	637	461
Proceeds from exercise of options to purchase common stock	13,218	9,509

Net cash provided by financing activities	10,640	9,885

Effect of exchange rate changes on cash and cash equivalents	(488)	(22)

Net increase (decrease) in cash and cash equivalents	17,848	(2,440)
Cash and cash equivalents, beginning of period	21,836	20,890

Cash and cash equivalents, end of period	$39,684	$18,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Description of Business and Basis of Presentation

ArthroCare Corporation (“ArthroCare”, “we” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. ArthroCare designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Its products are based on its patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology involves an innovative use of radio frequency energy and the capability of performing at temperatures lower than traditional electrosurgical tools. The Company’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. ArthroCare is a global company with manufacturing facilities in the United States, Costa Rica, and the United Kingdom as well as sales offices in the United States and Europe.

The unaudited interim condensed consolidated financial statements include the accounts of ArthroCare Corporation and its wholly owned subsidiaries (collectively, the “Company” or “ArthroCare”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission in the Company’s annual report on Form 10-K/A for the year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The condensed consolidated balance sheet at December 31, 2004 was derived from the Company’s consolidated financial statements as of that date. However, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on reported net income. Amortization expense related to intangible assets has been reclassified from sales and marketing and general and administrative expense to amortization of intangible assets in the accompanying condensed consolidated statements of operations.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company accounts for stock-based employee compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options to its employees with an exercise price equal to the market value of the underlying common stock on the date of grant or issuance, no stock-based compensation costs are recorded. In the event that stock-based awards are issued with an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the award.

Had employee stock-based compensation been determined based on the fair value method as opposed to the intrinsic value method, the Company’s net income (loss), net income (loss) per share and fully diluted net income (loss) per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income—as reported	$7,194	$3,621	$15,174	$8,337
Add: Stock-based employee compensation expense recognized in net income, net of tax effects	193	—	517	—
Less: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,046)	(2,854)	(6,080)	(9,042)

Pro forma net income (loss)	$5,341	$767	$9,611	$(705)

Net income (loss) per share:
Basic—as reported	$0.29	$0.17	$0.63	$0.39
Basic—pro forma	$0.22	$0.04	$0.40	$(0.03)
Diluted—as reported	$0.27	$0.16	$0.58	$0.36
Diluted—pro forma	$0.20	$0.03	$0.37	$(0.03)

Equity instruments issued to non-employees are recorded at their fair value in accordance with Statement 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

During the nine months ended September 30, 2005, the Company issued 103,406 restricted common stock shares to certain employees under its 2003 Incentive Stock Plan, 27,406 of which were issued during the third quarter of 2005. These awards vest over a period of five years. In connection with the restricted stock awards, the Company recorded an increase of approximately $3.3 million to deferred stock-based compensation for the value of these awards. Of that increase, $0.9 million related to the third quarter of 2005. Deferred stock-based compensation will be amortized to expense over the vesting period of the awards.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 – Business Combinations

On August 16, 2005, the Company entered into an asset purchase agreement pursuant to which the Company acquired substantially all of the business and assets and assumed certain liabilities of Applied Therapeutics, Inc., a Florida corporation, Applied Therapeutics, Ltd., a corporation registered in England & Wales, Applied Therapeutics GmbH, a corporation organized under the laws of Germany and BHK Holding, a corporation organized under the laws of the Cayman Islands (collectively, “Applied Therapeutics” or “ATI”). The business and assets of Applied Therapeutics has increased the Company’s product portfolio in the ear, nose, and throat (“ENT”) medical products market, thus providing increased potential for cross selling our existing product lines and acquired products.

In accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, ATI’s finished goods inventory was valued at estimated selling prices less the costs of disposal and a reasonable profit allowance for the related selling effort; work-in-process inventory was valued at estimated selling prices of the finished goods less costs to complete, costs of disposal, and a reasonable profit allowance for the completing and selling efforts; and raw materials were valued at current replacement costs.

The Company is responsible for the valuation of in-process research and development (“IPR&D”) projects acquired from ATI. The values assigned to IPR&D are based on discounted cash flow analyses using income expectations for the resulting products and assumptions which management considers reasonable based on the characteristics and risks of these projects. All values were determined by identifying research projects in areas for which technological feasibility had not been established. The values were determined by estimating the revenue and expenses associated with a project’s sales cycle and the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return of 40%.

The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that the acquired IPR&D will culminate in products having commercial viability. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies.

The transaction was accounted for as a purchase business combination under generally accepted accounting principles, whereby the purchase price for ATI has been allocated to the net tangible and intangible assets acquired based upon their fair values as of August 16, 2005, and the results of ATI’s operations subsequent to August 16, 2005 have been included in the Company’s condensed consolidated statements of operations.

The Company made an initial payment of $10.0 million in cash to Applied Therapeutics as consideration for the asset purchase. Under certain circumstances outlined in the asset purchase agreement, the Company may be obligated to make an additional contingent payment in cash to Applied Therapeutics in the first quarter of 2007 (the “contingent consideration”) based on the net revenue earned by the Company from the acquired business from February 1, 2006 to January 31, 2007 (the “Earnout Period”). The contingent consideration, if any, to be paid by the Company to Applied Therapeutics will be equal to a multiple of net revenue derived from the sale of ATI products during the Earnout Period minus the initial payment of $10.0 million, but will in no event will the contingent consideration exceed $15.0 million.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the allocations of the purchase price (in thousands):

Assets acquired:
Net tangible assets, excluding inventory	$555
Inventory	705
Identifiable intangible assets:
Purchased technology	5,200
Patents	1,200
Trademarks	400
In-process research and development	2,400
Excess of consideration paid over net assets acquired	(314)

Cash Paid	$10,146

The excess of consideration paid over net assets acquired will be adjusted, based upon the amount of the contingent consideration, through the completion of the Earnout Period.

The following unaudited proforma financial information for the three and nine months ended September 30, 2005 and 2004 represents the combined results of the Company’s operations and ATI as if the ATI acquisition had occurred at the beginning of 2004. The proforma net income numbers for 2005 shown below includes a $2.4 million non-recurring charge for IPR&D projects. The unaudited proforma financial information below does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods. As the proforma information shown below is unaudited, management’s confidence in its accuracy is limited to the due diligence performed during the acquisition period.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Total revenue	$54,148	$39,148	$158,471	$114,706

Net income	$7,312	$3,691	$16,457	$8,928

Net income per share - basic	$0.30	$0.17	$0.68	$0.42

Net income per share - diluted	$0.28	$0.16	$0.63	$0.39

NOTE 4 - Computation of Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding less the unvested weighted-average restricted stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and potential shares of common stock when they are dilutive.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$7,194	$3,621	$15,174	$8,337

Basic:
Weighted-average shares outstanding	24,538	21,411	24,199	21,203

Basic net income per share	$0.29	$0.17	$0.63	$0.39

Diluted:
Weighted-average shares outstanding used in basic calculation	24,538	21,411	24,199	21,203
Dilutive effect of options	1,833	1,702	1,863	1,651
Dilutive effect of unvested restricted stock	99	81	93	72

Weighted-average shares and equivalents	26,470	23,194	26,155	22,926

Diluted net income per share	$0.27	$0.16	$0.58	$0.36

Options excluded from calculation as their effect would be anti-dilutive	85	771	117	811

Price range of excluded options	$36.90-$48.56	$25.79-$48.56	$32.57-$48.56	$24.56-$48.56

NOTE 5 – Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) unrealized gains and losses on investments designated as available-for-sale, including reclassification adjustments, and (iii) foreign currency translation adjustments. The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Month Ended September 30,
	2005	2004	2005	2004
Net income	$7,194	$3,621	$15,714	$8,337
Net unrealized gains on available-for-sale securities arising during the period, net of tax	—	37	—	275
Less: Reclassification adjustment for gains on available-for-sale securities, net of tax, included in earnings	—	—	—	(113)
Foreign currency translation adjustment	(20)	(24)	106	(4)

Comprehensive income	$7,174	$3,634	$15,820	$8,495

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – Inventories

The Company’s inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$11,027	$10,809
Work-in-process	4,832	5,349
Finished goods	27,054	24,326

Total	$42,913	$40,484

The Company’s inventories, which include material and labor costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value. The Company’s reserve for excess and obsolete inventories was $1.8 million and $1.0 million at September 30, 2005 and December 31, 2004, respectively.

NOTE 7 - Intangible Assets

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business. Intangible assets consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Intellectual property rights	$28,900	$23,700
Patents	11,700	10,500
Trade name/trademarks	4,800	4,400
Distribution/customer network	3,700	3,700
OEM contractual agreements	1,160	1,160
Licensing, employment and non-competition agreements	1,050	1,050

	51,310	44,510
Accumulated amortization	(9,261)	(4,551)

Net intangible assets	$42,049	$39,959

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets with definite lives are being amortized on ratably over the assets’ estimated useful lives, which range between one and ten years. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three and nine months ended September 30, 2005 was approximately $1.6 million and $4.7 million, respectively. Total amortization expense for the three and nine months ended September 30, 2004 was approximately $0.7 million and $1.9 million, respectively.

Estimated amortization expense for the three months ended December 31, 2005 and the next five years is as follows for all intangible assets (in thousands):

For the three months ending December 31, 2005	$2,601
For the year ending December 31, 2006	6,861
For the year ending December 31, 2007	6,634
For the year ending December 31, 2008	5,812
For the year ending December 31, 2009	5,665
For the year ending December 31, 2010	5,447
Thereafter	5,345

$38,365

NOTE 8 - Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating leases. It recognizes rent expense on a straight-line basis over the lease term. Rent expense was $0.4 million for the three months ended September 30, 2005 and $0.6 million for the three months ended September 30, 2004. Rent expense was $1.8 million for the nine months ended September 30, 2005 and September 30, 2004. During the quarter ended September 30, 2005, the Company re-negotiated its lease at its Sunnyvale, California facility, extending the lease term until 2014. At September 30, 2005, total future minimum lease payments for the next five years are as follows (in thousands):

For the three months ending December 31, 2005	$449
For the year ending December 31, 2006	1,558
For the year ending December 31, 2007	1,333
For the year ending December 31, 2008	1,050
For the year ending December 31, 2009	963
For the year ending December 31, 2010	925

Total	$6,278

Warranties

The Company generally provides customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. The Company’s warranty obligation includes product failure rates, material usage and service delivery costs incurred in correcting a product failure. It periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the warranty accrual for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$191	$232	$207	$252
Accruals for warranties issued during the period	74	108	725	519
Warranty costs incurred during the period	(83)	(108)	(750)	(539)

Balance at end of period	$182	$232	$182	$232

The Company does not have any significant contractual obligations other than those leases disclosed above and the debt discussed in Note 11.

Litigation

On July 25, 2001, ArthroCare filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew” or “Defendant”) in the United States District Court of Delaware. The lawsuit alleged, among other things, that Smith & Nephew was infringing three patents issued to ArthroCare. Specifically, Smith & Nephew uses, imports, markets and sells electrosurgical products under the names of Dyonics Control RF System, ElectroBlade and Saphyre™ that infringed these patents. ArthroCare sought the following remedies: (1) a judgment that Smith & Nephew has infringed these patents; (2) a permanent injunction precluding Smith & Nephew from using, importing, marketing and selling the above-referenced products; and (3) an award of damages (including attorneys’ fees) to compensate us for lost profits and Defendant’s use of our inventions with the damages to be trebled because of Smith & Nephew’s willful infringement. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ RF electrosurgical devices infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. The court entered this verdict in June 2003 and held a hearing on September 15, 2003 to consider Defendant’s motions to overturn the jury’s verdict. On March 10, 2004, the U.S. District Court in Delaware granted ArthroCare’s motion for permanently enjoining Smith & Nephew from manufacturing, using or selling in the United States surgical devices (the Saphyre™, Dyonics Control RF and ElectroBlade) that infringe ArthroCare’s patents. In addition, the Court denied all of Smith & Nephew’s post-trial motions, including those requesting a new trial and for judgment as a matter of law. The Court also granted ArthroCare’s motions for judgment of no inequitable conduct and dismissal of the antitrust counterclaim. On April 27, 2004, the Court rejected Smith & Nephew’s request for a stay of the permanent injunction pending appeal. On June 10, 2004, the Court issued an injunction order enjoining Smith & Nephew from the use, manufacture and sale of the infringing products in the United States.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 3, 2003, Smith & Nephew filed a lawsuit against the Company in the United States District Court, Western Tennessee alleging that ArthroCare infringed two Smith & Nephew patents – nos. 5,980,504 and 6,261,311. In addition, Smith & Nephew alleged that ArthroCare was in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew requested the Court to issue preliminary and permanent injunction preventing ArthroCare from further infringement of the above-mentioned patents and from making further false or misleading statements concerning Smith & Nephew’s medical devices.

These lawsuits were dismissed and the claims settled pursuant to a Settlement and License Agreement between ArthroCare and Smith & Nephew on September 2, 2005. As a consequence of this settlement, the Company received a one-time cash payment at signing, which has been recorded as a reduction of legal fees in general and administrative expenses, and will receive a series of related milestone payments over the next twelve months. This agreement settles all legal disputes between ArthroCare and Smith & Nephew, including the pending legal matters in Delaware and Tennessee described above.

From time to time, the Company is a defendant in certain lawsuits alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These claims are generally covered by certain insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement, we establish sufficient reserves to cover probable losses associated with such claims. Except as otherwise described above, the Company has product liability insurance coverage in amounts it considers necessary to prevent material losses. The Company recognizes losses when they are known or considered probable and the amount can be reasonably estimated.

NOTE 9 - DEBT

In October 2004, in anticipation of the acquisition of Opus Medical, the Company amended and restated its existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, ArthroCare may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan. The Company may borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a Eurodollar rate. The increase over the base rate of either type of loan is determined by our leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contains covenants that specify minimum financial ratios and limit our ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may result in acceleration of our repayment obligation. At September 30, 2005, the Company was not in violation of the credit facility.

The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. At September 30, 2005, the Company had not drawn upon the $20.0 million revolving line of credit. At September 30, 2005, the weighted average interest rate applicable to borrowings under the amended and restated credit facility was approximately 5.0%. As of September 30, 2005, the Company planned to repay all amounts outstanding under the term commitment loan in early October 2005. Consequently, the related borrowing are classified within current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2005.

NOTE 10 - Segment Information

The Company has organized its marketing and sales efforts based on four operating segments which are aggregated into one reportable segment – the development, manufacture and marketing of products based on

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

our Coblation technology and other soft-tissue surgical products based on products obtained through the acquisitions of ATI, Opus Medical, MDA, and Atlantech. Each of the Company’s operating segments has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These operating segments, which are referred to as product markets, are Sports Medicine (shoulder and knee arthroscopic products), ENT, (ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (spinal and neuro surgery products) and Coblation Technology (gynecology, urology, laparoscopic, general surgical and cardiology products).

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Sports Medicine	$34,689	67%	$23,340	64%	$101,038	68%	$69,645	65%
ENT	11,083	21%	7,423	20%	30,800	21%	20,241	19%
ArthroCare Spine	5,939	12%	5,961	16%	17,346	11%	16,928	16%
Coblation Technology	(90)	0%	87	0%	(45)	0%	193	0%

Total Product Sales	$51,621	100%	$36,811	100%	$149,139	100%	$107,007	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Americas	$41,109	80%	$27,563	75%	$117,792	79%	$79,499	74%
United Kingdom	2,900	5%	2,645	7%	8,685	6%	8,298	8%
Rest of World	7,612	15%	6,603	18%	22,662	15%	19,210	18%

Total Product Sales	$51,621	100%	$36,811	100%	$149,139	100%	$107,007	100%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	September 30, 2005		December 31, 2004
Americas	$23,438	72%	$22,302	72%
International	9,135	28%	8,510	28%

Total long-lived assets	$32,573	100%	$30,812	100%

NOTE 11 – Recently Issued Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, Share-Based Payment (“Statement 123R”). Generally, Statement 123R will

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

require companies to recognize as compensation expense in the statements of operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. The Company is required to adopt Statement 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. The Company plans to adopt Statement 123R beginning January 1, 2006 using the modified prospective method and is still assessing the impact the adoption will have on its financial position and results of operation.

See Note 2 in the notes to condensed consolidated financial statements for the pro forma net income (loss) and net income (loss) amounts, for the three and nine months ended September 30, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

NOTE 12 – Subsequent Event

On October 5, 2005, the Company disbursed cash in the amount of $25.7 million to repay its borrowings under the term commitment loan described in Note 9. The term commitment loan was cancelled in connection with the payment.

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

Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the sections entitled “Government Regulation”, “Patents and Proprietary Rights”, “Competition” and “Additional Factors That Might Affect Future Results” in Part 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2004. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

Overview

We are a medical device company that develops, manufactures and markets soft-tissue surgical products, consisting primarily of products based on our patented Coblation technology and products obtained through the acquisitions of ATI, Opus Medical, MDA and Atlantech. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue and thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate (or disintegrate or remove), shrink, sculpt, cut, aspirate and suction soft-tissue with one multi-purpose surgical system.

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

Overview of Third Quarter Results

Relative to the second quarter of 2005, total revenue for the third quarter of 2005 increased 4% to $53.6 million. The increase was driven primarily by the performance of our sports medicine and ENT business units, as well as our acquisition of ATI. Total revenue for the third quarter of 2005 increased 40% compared to the third quarter of 2004. This significant increase was driven by increased sales performance and products associated with our acquisition of Opus Medical in 2004. International revenue represented approximately 20% of net product sales in the quarter. No single customer accounted for more than 10% of our net product sales.

Total operating expenses were approximately $26.5 million for the quarter, compared to $29.9 million in the second quarter of 2005. This $3.4 million quarter to quarter decrease was driven by a combination of factors. General and administrative expenses declined due to reduced legal spending, reduced accounting fees, a decrease in rent expenses resulting from our payment on the MDA facility in the second quarter as well as receipt of a settlement fee associated with the Smith & Nephew License and Settlement Agreement, which has been recorded as a reduction to legal fees in general and administrative expenses. This decline was partially offset by the write-off of IPR&D and increased amortization expense associated with our acquisition of ATI in August 2005.

Our cash and cash equivalents balance at September 30, 2005 was $39.7 million, an increase of approximately $17.9 million from December 31, 2004.

Our headcount at September 30, 2005 was 812, an increase of 10% from 737 at June 30, 2005. The quarterly headcount increase is primarily due to continued increases in manufacturing personnel in Costa Rica associated with the transfer of Opus manufacturing to Costa Rica and the addition of personnel in the UK associated with the acquisition of ATI.

Results of Operations and Financial Condition

Comparison of the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004 (in thousands, unless otherwise noted).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Revenues:
Product Sales	$51,621	96%	$36,811	96%	$149,139	96%	$107,007	96%
Royalties, fees, and other	2,003	4%	1,383	4%	5,900	4%	4,441	4%

Total revenues	53,624	100%	38,194	100%	155,039	100%	111,448	100%
Cost of product sales	16,402	31%	12,139	32%	47,175	30%	36,373	33%

Gross profit	37,222	69%	26,055	68%	107,864	70%	75,075	67%
Operating expenses:
Research and development	5,261	10%	3,189	8%	15,268	10%	9,840	9%
Sales and marketing	18,258	34%	13,646	36%	55,208	36%	41,539	37%
General and administrative	(1,014)	(2)%	3,989	10%	8,255	5%	11,082	10%
Acquired in-process research and development costs	2,400	4%	—	0%	2,400	2%	—	0%
Amortization of intangible assets	1,564	3%	586	2%	4,480	3%	1,636	2%

Total operating expenses	26,469	49%	21,410	56%	85,611	56%	64,097	58%
Income from operations	10,753	20%	4,645	12%	22,253	14%	10,978	9%
Interest and other income (expense), net	(693)	(1)%	316	1%	(1,829)	(1)%	443	1%

Income before income tax provision	10,060	19%	4,961	13%	20,424	13%	11,421	10%
Income tax provision	2,866	5%	1,340	4%	5,250	3%	3,084	3%

Net income	$7,194	14%	$3,621	9%	$15,174	10%	$8,337	7%

Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended September 30, 2005 were $51.6 million, compared to $36.8 million for the quarter ended September 30, 2004. Product sales for the nine months ended September 30, 2005 were $149.1 million, compared to $107.0 million for the nine months ended September 30, 2004.

Product sales by product market for the periods shown were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Sports Medicine	$34,689	67%	$23,340	64%	$101,038	68%	$69,645	65%
ENT	11,083	21%	7,423	20%	30,800	21%	20,241	19%
ArthroCare Spine	5,939	12%	5,961	16%	17,346	11%	16,928	16%
Coblation Technology	(90)	0%	87	0%	(45)	0%	193	0%

Total Product Sales	$51,621	100%	$36,811	100%	$149,139	100%	$107,007	100%

We made two acquisitions in fiscal 2004: MDA (acquired in January 2004) and Opus Medical (acquired in November 2004). Product sales by market for the periods presented were favorably impacted by sales of our acquired product lines. Product sales for the three months ended September 30, 2005 and 2004 included $10.1 million and $2.0 million from these acquisitions, respectively, primarily in our Sports Medicine and Spine product lines. Product sales for the nine months ended September 30, 2005 and September 30, 2004 included $29.2 million and $6.6 million from these acquisitions, respectively.

Product sales by geography for the periods shown were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Americas	$41,109	80%	$27,563	75%	$117,792	79%	$79,499	74%
International	10,512	20%	9,248	25%	$31,347	21%	27,508	26%

Total product sales	$51,621	100%	$36,811	100%	$149,139	100%	$107,007	100%

Our sustained increase in direct sales presence has continued to have a positive effect on product sales since inception, as did the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our acquisitions of Atlantech, Parallax, and Opus Medical product lines have continued to have a positive effect on sales growth in the third quarter of 2005.

We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We expect these discounts to continue in the future. For the three and nine months ended September 30, 2005, disposable device sales comprised approximately 80% and 79% of product sales, respectively. This compares to disposable devise sales of approximately 82% and 84% as a percentage of product sales for the three and nine-month periods ended September 30, 2004. We anticipate that disposable device sales will remain the primary component of our product sales in the near future. We place controllers with our customers at no cost or, infrequently, sell them to customers at substantial discounts to generate demand for our disposable devices.

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $2.0 million for the quarter ended September 30, 2005, compared to $1.4 million for the quarter ended September 30, 2004. The quarter over quarter increase is related to growth in the markets in which the Company receives royalties. The percentage of royalties, fees and other revenues as a percentage of income was 4% for both the quarters ended September 30, 2005 and September 30, 2004. Royalties, fees and other revenues were $5.9 million for the nine months ended September 30, 2005, compared to $4.4 million for the nine months ended September 30, 2004. The period-over-period increase is related to growth in the markets in which we receive royalties. The percentage of royalties, fees and other revenues as a percentage of income was 4% for each of the nine months ended September 30, 2005 and September 30, 2004.

Cost of Product Sales

Cost of product sales consist of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Amortization of controllers was $1.2 million and $4.6 million for the three and nine months ended September 30, 2005, respectively. This compares to amortization of $1.6 million and $4.5 million for the three and nine months ended September 30, 2004, respectively. Controller amortization represented 2% and 3% of product sales for the three and nine months ended September 30, 2005. This compares to 2004 when, controller amortization represented 4% for the both the three and nine months ended September 30, 2004. The decrease as a percent of cost of sales for the three and nine months ended September 30, 2005 compared to the same periods in 2004 is driven by the increased revenue reported for the period, partially offset by increases to our excess and obsolete reserve.

Cost of product sales was $16.4 million, or 31% of revenue, for the three months ended September 30, 2005, as compared to $12.1 million, or 32% of revenue, for the three months ended September 30, 2004. Gross product margin as a percentage of product sales increased to 68% in the third quarter of 2005 from 67% during the same period in the prior year. Cost of product sales was $47.2 million, or 30% of revenue for the nine months ended September 30, 2005, as compared to $36.3 million, or 33% of revenue, for the nine months ended September 30, 2004. Gross product margin as a percentage of product sales increased to 68% in the first nine months of 2005 from 66% during the same period in the prior year. The increase in gross margin percentage compared to 2004 and favorable increase in cost of product sales year over year is due to lower manufacturing costs at our Costa Rica manufacturing facility. Controller manufacturing has been principally conducted in Costa Rica during fiscal year 2005, where we have benefited from lower labor rates as compared to prior year.

Operating Expenses

Research and development expenses were $5.3 million, or 10% of total revenues, for the quarter ended September 30, 2005, compared to $3.2 million, or 8% of total revenues, for the quarter ended September 30, 2004. The dollar increase is due to a continued investment in our Coblation-based products and in the MDA product line and is primarily attributable to $1.1 million in increased compensation and related expenses due to additional headcount, $0.4 million in prototype development costs, $0.2 million in outside services, and $0.4 million in fixed charges, primarily depreciation and rent.

Research and development expenses were $15.3 million, or 10% of total revenues, for the nine months ended September 30, 2005, compared to $9.8 million, or 9% of total revenues, for the same period in 2004. The increase is primarily attributable to $3.7 million in increased compensation and related expenses due to additional headcount, $0.8 million in increased prototype development costs, and $0.4 million in outside services, accompanied by fixed charges, primarily depreciation and rent, totaling $0.6 million.

We expect continued increases in the dollar amount of research and development expenses due to additional expenditures on new product development, including the MDA and Opus Medical products, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expenses were $18.3 million, or 34% of total revenues, for the quarter ended September 30, 2005, compared to $13.6 million, or 36% of total revenues, for the quarter ended September 30, 2004. The increase in absolute dollars for the third quarter of 2005 compared to the third quarter of 2004 related primarily to $2.2 million in increased sales commissions associated with increased sales volume, $1.5 million in additional compensation and related expenses associated with our increased direct sales force, $0.5 million in increased advertising costs, and $0.6 million in increased training and accounts receivable reserves offset by a decrease in outside services of $0.2 million.

Sales and marketing expenses were $55.2 million, or 36% of total revenues, for the nine months ended September 30, 2005, compared to $41.5 million, or 37% of total revenues, for the nine months ended September 30, 2004. The increase in absolute dollars for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 related primarily to $7.4 million in increased sales commissions associated with increased sales volume, $4.2 million in additional compensation and related expenses associated with our increased direct sales force, $1.2 million in increased training and accounts receivable reserves and $0.8 million in increased charges associated with supplies and services.

We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to commercialize and market future products. Further absolute dollar increases in sales and marketing expenses are expected to be driven by increased sales volumes from all product lines.

General and administrative expenses were ($1.0) million, or (2)% of total revenues, for the quarter ended September 30, 2005, compared to $4.0 million, or 10% of total revenues, for the quarter ended September 30, 2004. The significant majority of the decrease in general and administrative expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is due to a settlement payment associated with the Smith & Nephew License and Settlement Agreement, which has been recorded as a reduction of legal fees.

General and administrative expenses were $8.3 million, or 5% of total revenues, for the nine months ended September 30, 2005, compared to $11.1 million, or 10% of total revenues, for the nine months ended September 30, 2004. The decrease in general and administrative expenses is primarily due to the litigation settlement payment noted above, partially offset by $1.7 million of additional compensation and related expenses associated with strengthening our accounting and other administrative functions.

We expect that general and administrative expenses will increase as a percentage of total revenues in the fourth quarter, returning to normal levels, as the third quarter included the litigation settlement payment which has been recorded as a reduction to legal fees.

Acquired in-process research and development costs (IPR&D), incurred in connection with the research and development efforts of a product used to arrest bleeding, acquired in our acquisition of ATI during the quarter ended September 30, 2005, totaled $2.4 million. Prior to the acquisition, we did not have a comparable product under development. This expense related to technology which had not yet reached technological feasibility and had no alternative future use. We expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the project will culminate in a product having commercial viability. The nature of the efforts to develop the acquired technology into a commercially viable product consists principally of planning, designing and conducting clinical testing necessary to obtain regulatory approvals, as well as packaging and shipping considerations. We anticipate that the cost to complete the research and development of the product is approximately $0.2 million and will be completed in the first quarter of 2006.

Amortization of intangible assets increased to $1.6 million or 3% of total revenues, for the quarter ended September 30, 2005, compared to $0.6 million, or 2% of total revenues, in the third quarter of 2004. Amortization of intangible assets increased to $4.5 million or 3% of total revenues, for the nine months ended September 30, 2005, compared to $1.6 million, or 2% of total revenues, in the same period of 2004. The increase in amortization for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 relates to amortization of intangible assets acquired in the ATI and Opus Medical acquisitions.

We expect that amortization of intangible assets will remain at the set levels, due to assets acquired in the ATI and Opus Medical acquisitions.

Interest and other income (expense), net increased to a net expense of $0.7 million for the quarter ended September 30, 2005, compared to net interest and other income of $0.3 million for the quarter ended September 30, 2004. The increase in net interest and other expense of $1.0 million for the quarter ended September 30, 2005 compared to the quarter end September 30, 2004 is primarily the result of interest expense associated with debt incurred due to our acquisitions of MDA and Opus Medical.

Interest and other income (expense), net increased to a net expense of $1.8 million for the nine months ended September 30, 2005, compared to net income of $0.4 million for the nine months ended September 30, 2004. Of the $2.2 million increase in net interest and other expense, $1.3 million is associated with debt incurred due to our acquisitions of MDA and Opus Medical. The remaining net expense increase of $0.9 million is attributed to foreign exchange losses in the nine months ended September 30, 2005, whereas we had foreign exchange gains in the same period of 2004.

We anticipate interest and other income to continue to decrease in the future due to the early payoff of our term loan in October 2005.

Income Tax Provision

The provision for income taxes was $2.9 million for an effective tax rate of 28% for the quarter ended September 30, 2005, compared to $1.3 million for an effective tax rate of 27% for the quarter ended September 30, 2004. The provision for income taxes was $5.3 million for an effective tax rate of 26% for the nine months ended September 30, 2005, compared to $3.1 million for an effective tax rate of 27% for the nine months ended September 30, 2004. Our effective tax rate increased in the third quarter of 2005 from 23% in the second quarter of 2005 due primarily to the $2.4 million write-off of IPR&D recorded in the third quarter associated with our acquisition of ATI.

Liquidity and Capital Resources

As of September 30, 2005, we had $82.3 million in working capital, compared to $80.9 million at December 31, 2004. Our principal sources of liquidity consisted of $39.7 million in cash and cash equivalents. Cash equivalents consist of highly liquid demand securities.

Cash generated by operating activities for the nine months ended September 30, 2005 was $27.1 million, primarily attributable to net income adjusted for non-cash items and an increase in income tax payable, partially offset by an increase in accounts receivable and a decrease in accrued liabilities. Cash generated by operating activities for the nine months ended September 30, 2004 was $12.9 million, mainly attributable to net income adjusted for non-cash items and increases in accounts receivable, inventories, and prepaid expenses.

Cash used in investing activities for the nine months ended September 30, 2005 was $19.4 million, due primarily to $10.0 million payment made for the purchase of ATI in August 2005, accompanied by $9.2 million associated with the capitalization of controllers. Cash used in investing activities for the nine months ended September 30, 2004 was $25.2 million, due mainly to our purchase of MDA during the first quarter of 2004. In addition, we capitalized $9.1 million of controllers and had additional capital purchases of $2.2 million.

Cash generated in financing activities for the nine months ended September 30, 2005 was $10.6 million, due primarily to stock option purchases, partially offset by loan repayments. Cash provided by financing activities for the nine months ended September 30, 2004 was $9.9 million, due mainly to the $9.5 million received for stock option purchases in the period as a result of our increasing stock price, inducing employees to exercise options. The loan entered into in the first quarter of 2004 was paid off during the third quarter 2004.

In October 2004, in anticipation of the acquisition of Opus Medical, we amended and restated our existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, we may borrow up to $20.0 million under a revolving line of credit and we may borrow up to $30.0 million under a term commitment loan. We may borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a Eurodollar rate. The increase over the base rate of either type of loan is determined by our leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contains covenants that specify minimum financial ratios and limit our ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may result in acceleration of our repayment obligation. At September 30, 2005, we were in compliance with all covenants of the credit facility.

The revolving line of credit expires in 2007 and the term commitment loan expires in 2011. At September 30, 2005, we had not drawn upon the $20.0 million revolving line of credit. At September 30, 2005, the weighted average interest rate applicable to borrowings under the amended and restated credit facility was approximately 5.0%. On October 5, 2005, we issued a payment in the amount of $25.7 million to repay all amounts outstanding under the term commitment loan. Consequently, the related borrowings are classified within current liabilities in the accompanying condensed consolidated balance sheet at September 30, 2005.

In accordance with the terms of the merger agreement with Opus Medical, we plan to make payments related to our acquisition of Opus Medical in the first quarter of 2006. We will issue our second payment in cash, ArthroCare Common Stock or any combination thereof, with the form of consideration at our sole election, equal to (i) $40.0 million, minus (ii) $5.0 million (representing a holdback for potential offsets, the “second payment holdback”), minus (iii) certain fees and a working capital shortfall, if any, minus (iv) certain offsets, if any, the aggregate of which may not exceed $10.0 million (in addition to offsets that can be made against the second payment holdback). We will also issue a payment to the former security holders of Opus Medical based on 2005 net revenues from the sale of Opus products. If net revenues from the sale of Opus products in 2005 are between $26.0 million and $31.0 million, then the amount will equal to 2.0 times the amount by which net revenues exceed $26.0 million. If net revenues in 2005 exceed $31.0 million, then the amount will equal to $10.0 million plus 4.5 times the amount by which net revenues exceed $31.0 million.

We believe that the above-described credit facilities and the $100 million credit facility we are currently negotiating, in addition to cash generated from operations, will be sufficient to fund our operations through fiscal year 2005 and in the near future. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

There have been no significant changes in our contractual obligations and other commitments as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. We have no off-balance sheet financing arrangements other than certain operating leases as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies and critical accounting estimates are described in Note 2 to the 2004 Consolidated Financial Statements in our Form 10-K/A for the fiscal year ended December 31, 2004. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Management has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to these estimates.

Additional Factors That Might Affect Future Results

There are numerous factors that affect our business and the results of its operations. These factors include general economic and business conditions; our dependency upon our Arthroscopic Surgery System; uncertainty of the commercial success of products outside of our core businesses; our limited marketing and sales experience; our dependency on key suppliers; the level and intensity of competition in our core businesses; uncertainty over reimbursement from health care payers for procedures in which our products are used or adverse changes in environmental and private third-party payers’ policies toward reimbursement; business integration risks; fluctuating operating results due to many factors, including, but not limited to, product and production-related as well as research and development activities; risks associated with our ability to protect our intellectual property; risks associated with potential patent litigation; the potential volatility of our stock; Delaware law provisions in our charter and our stockholder rights plan could make the acquisition of our company by another company more difficult; the requirement that we must obtain governmental clearances or approvals before we can sell our products and we must continue to comply with applicable laws and regulations; and, future changes in the accounting treatment for employee stock options may cause adverse unexpected fluctuations and affect our reported results of operations. For a discussion of these and other factors affecting our business, see “Item 1 — Business — Additional Factors That Might Affect Future Results “ in our Form 10-K/A for the fiscal year ended December 31, 2004. In addition to the factors listed above and discussed in detail in our Form 10-K/A for the fiscal year ended December 31, 2004, the following factors could also affect our business and results of operations, as discussed below.

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

We derived 20% and 25% of our total revenue for the quarters ended September 30, 2005 and 2004, respectively, from customers located outside of the Americas. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

Circumstances Associated with Our Acquisition Strategy and Internal Growth May Adversely Affect Our Operating Results

An important element of our growth strategy has been the pursuit of acquisitions of other businesses which expand or complement our existing products. Integrating businesses, however, involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems assimilating and retaining our employees or the employees of the acquired company, accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, regulatory or compliance issues that could exist at an acquired company, challenges in retaining our customers or the customers of the acquired company following the acquisition and potential adverse short term effects on operating results through increased costs or otherwise. In addition, we expect to incur additional debt to fund future payments to Opus stockholders and ATI and, we may incur debt to finance future acquisitions and/or may issue securities in connection with future acquisitions which may dilute the holdings of our current and future shareholders.

In addition to the risks associated with acquisition-related growth, our business has grown in size and complexity over the past few years as a result of internal growth. This growth and increase in complexity have placed significant demands on management, systems, internal controls and financial and physical resources. To meet such demands, we intend to continue to invest in new technology, make other capital expenditures and, where appropriate, hire and/or train employees with expertise to handle these particular demands. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner or if we fail to efficiently manage operations in a way that accommodates continued internal growth, our business, financial condition or operating results could be adversely affected.

Recently Issued Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123R, Share-Based Payment (“Statement 123R”). Generally, Statement 123R will require companies to recognize as compensation expense in the statements of operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. We are required to adopt Statement 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition.

Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. We plan to adopt Statement 123R beginning January 1, 2006 using the modified prospective method and are still assessing the impact the adoption will have on our financial position and results of operation.

See Note 2 in the notes to condensed consolidated financial statements for the pro forma net income (loss) and net income (loss) amounts, for the three and nine months ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective as of September 30, 2005. Accordingly, management believes that the financial statements included in this report fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As of September 30, 2005, we have implemented procedures designed to correct the material weakness disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2004 related to the recording of certain foreign exchange transactions and which resulted in the amendment of our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 to correct errors related thereto. Management has developed a process for reviewing the reasonableness of foreign exchange gain or loss amounts. We believe this process is appropriately designed to strengthen controls surrounding the reporting of foreign exchange transactions. Management anticipates that, upon completion of its annual assessment of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act, the material weakness will be fully remediated.

Other than the change described in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item I by reference to the section entitled “Litigation” in Note 8 to the Condensed Consolidated Financial Statements contained in Part I above.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our 2005 Annual Meeting of Stockholders on July 21, 2005.

(b) Votes regarding the election of our directors for terms expiring at our 2005 annual meeting of stockholders:

NOMINEE	FOR	WITHHELD
Michael A. Baker	21,523,486	44,468

Barbara D. Boyan, Ph.D.	21,522,472	45,482

David F. Fitzgerald	21,520,138	47,816

James G. Foster	21,520,022	47,932

Tord B. Lendau	21,521,982	45,972

Jerry Widman	21,518,988	48,966

Peter L. Wilson	21,521,252	46,702

The above directors constitute the entire board of directors and are the only directors whose terms continued after our annual meeting of stockholders.

(c) In addition to the election of directors described above, the following matters were voted upon at our annual meeting of stockholders:

(i) Votes on the proposal to approve the potential issuance in excess of an aggregate of 4,200,000 shares of our common stock to the former security holders of Opus Medical, Inc. in order to satisfy Nasdaq Marketplace Rule 4350(i)(1)(C)(ii), as may be amended, which requires stockholder approval for any potential issuance of common stock that would equal or exceed 20% of our common stock or voting power outstanding prior to such issuance were as follows:

FOR	18,059,657	AGAINST	137,470	ABSTAIN	21,046

(ii) Votes on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the 2005 fiscal year were as follows:

FOR	21,370,397	AGAINST	189,752	ABSTAIN	7,805

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Description

10.52	Settlement and License Agreement with Smith & Nephew, Inc., dated September 2, 2005.

10.53	Supply and Distribution Agreement with Smith & Nephew, Inc., dated September 2, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION a Delaware corporation

Date: November 2, 2005	/s/ MICHAEL A. BAKER
Michael A. Baker
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2005	/s/ FERNANDO SANCHEZ
Fernando Sanchez
Senior Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)