Form 10-K
period 2005-12-31
ARTHROCARE CORP
filed 2006-03-24
CIK 1005010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $790,896,879 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2006, the number of outstanding shares of the Registrant’s Common Stock was 25,256,912.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2006 annual meeting of stockholders, which we expect to file with the Commission within 120 days after December 31, 2005, are incorporated by reference into Part III of this Annual Report.

ARTHROCARE CORPORATION

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

This Report on Form 10-K contains certain forward-looking statements regarding future events and our future operating results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to ArthroCare Corporation (“ArthroCare,” “we,” “us,” “our,” and “Company” refer to ArthroCare Corporation, a Delaware corporation, unless the context otherwise requires). Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Risk Factors”. Actual events or results could differ materially due to a number of factors, including those described herein and in the documents incorporated herein by reference.

Overview

We are a multi-business medical device company that develops, manufactures and markets minimally invasive surgical products, many of which are based on our patented Coblation® technology. We have grown well beyond our roots in arthroscopy to capitalize on numerous market opportunities across several medical specialties, significantly improving many existing soft-tissue surgical procedures and enabling new minimally invasive procedures. With our innovative technologies, we are committed to improving the lives of individuals suffering from conditions as diverse as torn rotator cuffs and anterior cruciate ligaments (ACLs) to herniated discs and enlarged tonsils/tonsillitis.

We currently market minimally invasive surgical products across three core business units—ArthroCare Sports Medicine, ArthroCare Spine and ArthroCare Ear, Nose and Throat (ENT)—but also have developed, manufactured and marketed Coblation-based and complementary products for application in neurology, cosmetic surgery, urology and gynecology, with research continuing in additional areas. In each of our core business units, we are focused on driving the application of enabling technologies, primarily for plasma-based soft tissue removal, and increasing the number of minimally invasive procedures being performed.

We focus on executing a mission-driven business strategy featuring the following key elements:

•	Expanding our product offering to address large and rapidly growing markets;

•	Targeting established procedures and replacing current technology with value-added ArthroCare technologies;

•	Driving disposable device sales with a direct sales force;

•	Augmenting growth with complementary and compatible acquisitions to expand margins and provide additional opportunity to capitalize on emerging and existing business opportunities; and

•	Establishing strategic partnerships to further commercialize our minimally invasive technologies.

ArthroCare was incorporated in California in 1993 and reincorporated in Delaware in 1995. We maintain an Internet web site at http://www.arthrocare.com. On our Web site we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

Coblation Technology

Many of our minimally invasive products are based on ArthroCare’s patented Coblation technology, which uses radiofrequency energy to create a precisely focused plasma to ablate soft tissue. As a result, the use of Coblation allows surgeons to operate with a high level of precision and accuracy, limiting damage to surrounding healthy tissue and thereby potentially reducing patient pain and recovery times. Our Coblation-based products operate at lower temperatures than traditional electrosurgical or laser surgery tools that use heat to burn away targeted tissue, which often results in thermal damage to tissue surrounding the surgical area. Additionally, the lack of tactile feedback with traditional devices makes it difficult for surgeons to control the depth of tissue penetration. Our Coblation-based systems consist of a controller unit and an assortment of sterile, single-use disposable devices that are specialized for specific types of procedures. We believe our Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures with one multi-purpose surgical system.

Scientifically, Coblation technology works by directing the flow of an electrically conductive fluid through the space between an active and return electrode(s) at the tip of a surgical tool. When an electrical current is passed from the electrode(s) into this fluid, it creates a charged layer of particles, or plasma, between the active and return electrode(s). As this plasma comes into contact with the targeted tissue, the charged particles in the plasma have sufficient energy to break down molecular bonds within the cells of the tissue, volumetrically dissolving the tissue cell layer by cell layer. Some additional advantages of Coblation are that it can be performed in a continuous fashion, resulting in efficient tissue removal, thereby reducing the overall procedure time as compared to conventional surgical methods, and Coblation surgical tools can be designed to seal bleeding vessels near the surgical site.

Benefits of Our Coblation Technology

Our patented Coblation technology, delivered in the form of multi-electrode and single electrode, bipolar disposable devices, offers a number of benefits we believe may provide advantages over competing surgical methods and devices. The principal benefits include:

•	Ease-of-use: Our Coblation-based soft-tissue surgery systems perform many of the functions of mechanical tools, power tools and electrosurgery instruments, allowing a surgeon to use a single instrument. The lightweight device is simple to use and complements a surgeon’s existing tactile skills without the need for extensive training.

•	Precision: In contrast to conventional tools, our Coblation-based soft-tissue surgery systems permit surgeons to perform more precise tissue ablation and sculpting. We believe this may result in more rapid patient rehabilitation.

•	Benefits to patients: Coblation technology operates at cooler temperatures than traditional electrosurgical tools. This feature can lead to significant benefits for patients treated with Coblation-based disposable devices due to the minimal amount of thermal injury to surrounding tissue. As a result, we believe patients are likely to experience less trauma and pain following surgery and may recover more quickly.

•	Ablation and sealing of blood vessels: Our Coblation-based soft-tissue surgery systems allow for the efficient sealing of small bleeding vessels without changing tools.

•	Cost savings: Our Coblation soft-tissue surgery systems eliminate the need to introduce multiple instruments to remove and sculpt tissue and seal bleeding vessels. We believe this may reduce operating time and thereby produce cost savings for health care providers.

Application of Coblation Technology

We have applied Coblation technology for soft-tissue surgery throughout the body, primarily in the areas of arthroscopy/sports medicine, spinal surgery and ENT applications. We also are exploring the use of Coblation technology in other markets, such as neurosurgery, cosmetic surgery, urology, gynecology, cardiac surgery and general surgical procedures.

We have received 510(k) clearance from the U.S. Food and Drug Administration (FDA) to market several of our products and several of our products are CE marked, which is a requirement to sell our products in most of Western Europe. Specially, we have received 510(k) clearance from the FDA to market our Coblation-based Arthroscopic Surgery System, or Arthroscopic System, for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip. In addition, our Arthroscopic System is CE marked for use in arthroscopic surgery. We have also received 510(k) clearances in the United States and a CE mark in Europe to market and sell our Coblation-based Spinal Surgery System for spinal surgery and neurosurgery. Our ENT Surgery System has received 510(k) clearances from the FDA and a CE mark for use in general head, neck, oral and sinus surgery procedures, including tonsillectomy and adenoidectomy, turbinate reduction to relieve nasal obstruction, and soft palate stiffening to treat snoring. The FDA also has cleared our Cosmetic Surgery System for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. In addition, the Cosmetic Surgery System has received a CE Mark. We also have received 510(k) clearance from the FDA, and applied for a CE mark, to market products based on our Coblation technology for use in urology, gynecology, plastic and reconstructive surgery, orthopedic surgery and general surgery.

To achieve increasing disposable device sales over time, we believe we must continue to penetrate each of our key markets; expand physicians’ education with respect to Coblation technology; and continue working on new product development efforts. Furthermore, in order to increase our current market penetration, we must increase our installed base of controllers to generate increased disposable device revenue. To date, we have placed more than 25,000 controller units with our customers, with the majority at no cost or at substantial discounts in order to stimulate demand for our disposable devices.

We believe surgeons will not use our systems unless they determine, based on experience, clinical data and other factors, that these systems are an attractive alternative to conventional means of tissue ablation. We believe continued recommendations and endorsements by influential surgeons are essential for market acceptance of our Coblation-based surgical systems. If our Coblation technology does not continue to receive endorsement by influential surgeons or long-term data does not support the effectiveness of our surgical systems, our business, financial condition, results of operations and future growth prospects will be materially adversely affected.

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

Historically, joint injuries have been treated using open surgery involving large incisions, a hospital stay and a prolonged recovery period. In contrast, arthroscopic surgery, is performed through several small incisions, called portals, and can be performed on an outpatient basis. We believe arthroscopic surgery has gained widespread market acceptance because it can offer shorter hospital stays and reduced recovery time, which may result in reduced costs and improved medical outcomes.

To perform arthroscopic surgery, a surgeon uses one tool to view the site and other tools to perform the surgery. The tool used to view the site, called an arthroscope, is a small fiber-optic viewing instrument made up of a small lens, a light source and a video camera. During the arthroscopic procedure, an irrigating solution, such as saline, is flushed through the joint to permit clear visualization through the arthroscope and create the space within the joint for the surgical procedure. The surgeon inserts the arthroscope into the joint through a portal measuring approximately six millimeters in length. Other portals are used for the insertion of surgical instruments to perform the surgery and facilitate the flow of irrigants. With small incision sites and direct access to most areas of the joint, a surgeon can diagnose and correct an array of joint problems, such as cartilage and meniscus tears, ligament tears and removal of loose and degenerative tissue.

The advantages of arthroscopic surgery over open surgery can be significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits, including reduced pain, treatment on an outpatient basis, reduced hospitalization times, smaller scars, immediate joint mobility and less muscle atrophy, less surrounding tissue damage, a lower rate of complications and generally quicker rehabilitation.

Conditions of the Knee

The knee is the most commonly injured joint. Damage to the meniscus, a disc of fibrous tissue that helps cushion the knee joint, is the most common form of knee injury. The meniscus can be torn by a twist of the leg when the knee is flexed; displaced either inward toward the center of the shin bone or outward beyond the surface of the thighbone; or worn down by normal aging. The knee is also susceptible to partial or complete tears of the ligaments and degeneration of the cartilage on the underside of the kneecap. In addition, the cartilage covering the bony surfaces of the knee can become rough or tear loose from the bone as a result of age or injury, causing pain and interfering with smooth joint movement.

Conditions of the Shoulder

The shoulder joint, because of its range of motion, is susceptible to a number of injuries. We believe a significant percentage of the population is born with a susceptibility to rotator cuff injuries. We also believe shoulder arthroscopy is the fastest-growing portion of the arthroscopy market. With repetitive motion and lifting of the arm, such as that which occurs during a tennis serve, a bone formation of the upper arm may impinge one of the shoulder muscles and cause persistent pain, and may eventually tear the tissue causing a rotator cuff injury. If the tear is severe enough, the rotator cuff may actually separate from the humerus bone. Strengthening exercises and physiotherapy may sometimes help this condition; however, many rotator cuff injuries require surgical intervention, including reattachment procedures.

Conditions of the Elbow, Ankle, Wrist and Hip

The elbow, ankle, wrist and hip joints also are susceptible to certain stress-related injuries and deterioration due to aging. In 2005, more than 600,000 arthroscopic procedures were performed in the elbow, ankle, wrist or hip worldwide. We believe the current number of surgical procedures in the elbow, ankle, wrist and hip is relatively small due to the limitations of conventional arthroscopic surgical equipment.

Non-Traumatic Soft Tissue Injuries

It is estimated nearly 15 million Americans suffer from injuries called tendonopathies, or tendonosis, which is a chronic pain associated with the degeneration of tendons commonly used in everyday activity. Runner’s knee, tennis and golfer’s elbow, jumper’s knee, plantar fasciitis and heel spurs are but a few of the conditions that cause pain in normal daily activities and otherwise limit normal lifestyles. Currently, the few options for these chronic conditions include rest, rehabilitation, bracing and steroid injections. In the past, surgical options have been equally limited to surgical release procedures, grafts and surgical debridement, each with a significant recovery period.

Surgical procedures can employ one or more of four groups of surgical instruments:

•	powered or motorized instruments, such as cartilage and bone shavers;

•	mechanical instruments, such as basket punches, graspers and scissors;

•	electrosurgical systems and

•	laser systems.

Powered or motorized instruments are generally used to smooth tissue and cartilage defects on the surface of the bones of the joint. The damaged tissue is removed from the joint using suction through a tube surrounding the shaft of the tool, which can become obstructed by bits of tissue and bone. Power shavers have rotating cutters inside a tube and are available in a number of tip angles and/or sizes for the precise shaving of tissue. Mechanical instruments are typically handheld devices with sharpened tips that come in a variety of shapes, sizes and angles, referred to as basket punches, graspers, scissors and scalpels. These devices are used manually to remove or excise damaged tissue on the surface of the bones or joints or to remove damaged meniscal or cartilage tissue. Mechanical instruments must be re-sharpened at regular intervals and sterilized after each procedure. Conventional electrosurgical systems are used to seal blood vessels, which is necessary to minimize bleeding and maximize the arthroscopic surgeon’s visibility of the procedure through the arthroscope. Conventional electrosurgical systems contain two electrodes: the electrode tip held by the surgeon and a dispersive “return” pad that rests under the patient’s body. The metal electrode tip of the instrument, which resembles a pencil point, is placed on or near the bleeding vessel to be sealed. A generator connected to the electrode delivers high-frequency voltage that arcs between the electrode and the target tissue, sealing blood vessels in its vicinity. After arcing, the current travels through the remaining tissue of the patient’s body, through the skin to the dispersive electrode pad, before being directed back to the generator. Laser systems are used to remove tissue while sealing bleeding vessels. Because laser systems are not tactile tools, a surgeon cannot feel how much tissue is being ablated. A surgeon must be extensively trained to precisely position a laser to control the depth of tissue penetration to minimize unintended tissue damage. In addition, the temperature of laser instruments is high and, as a result, can cause damage to surrounding tissue and vascular areas. We believe that laser tools have not received widespread acceptance because of high capital cost and significant ongoing maintenance and operating expenses, as well as the concern about damage that may be caused by the significant heat generated by these devices.

Our Solution to Arthroscopic Surgery

We sell our Arthroscopic System through our Arthroscopy business unit, now known as our Sports Medicine business unit. Since our Arthroscopic System accounts for a significant portion of our product sales, we are highly dependent on its sales. We cannot assure you that we will be able to continue to manufacture our Arthroscopic System products in commercial quantities at acceptable costs, or we will be able to continue to market such products successfully. Our Arthroscopic System is a radiofrequency surgical device intended to perform tissue ablation, resection, as well as seal bleeding vessels. Our Arthroscopic System is comprised of an assortment of disposable bipolar multi-electrode and single electrode devices, a connecting cable, foot pedal or hand switch and a radiofrequency controller. We sell our Arthroscopic System for use in all six major joints: knee, shoulder, elbow, ankle, wrist and hip. Many types of tissue, including cartilage and ligaments, can be ablated using our Arthroscopic System.

Our controller delivers radiofrequency energy to the disposable surgical device without the need for a ground or “return” pad, which is required for conventional monopolar electrosurgical systems. A surgeon can use the disposable device for ablation, resection, coagulation of soft tissue and to seal bleeding vessels. A surgeon can control the mode of operation and power setting with the foot pedal or keys on the front panel of the controller. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense.

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

For non-traumatic soft tissue injuries, we offer the Coblation-based TOPAZ™ procedure. This procedure treats chronic tendon pain by stimulating cells surrounding the tendons to secrete chemicals that promote healing.

We are marketing and selling our Arthroscopic System worldwide through a network of direct sales representatives and independent orthopedic distributors supported by regional managers. We have continually increased our manufacturing capabilities while maintaining yields.

Complementary Enabling Sports Medicine Technologies

The Opus Collection

In November of 2004, we acquired Opus Medical, Inc., a manufacturer of products designed to facilitate the arthroscopic repair, including the Opus AutoCuff System. The Opus AutoCuff System addresses each of the requirements for a total arthroscopic repair through its proprietary family of specialized instruments and devices. The Opus AutoCuff System is comprised of two platform-enabling technologies, including an automated suturing instrument call the SmartStitch Suturing Device and a “knotless” bone anchoring system called the Magnum Knotless Implant. This may greatly reduce the recovery and patient morbidity usually associated with non-arthroscopic treatment procedures. These products may enhance efficacy, decrease complications, reduce costs, reduce procedure time and broaden the treatable patient base. In 2005, we introduced a sequel device to the AutoCuff Anchoring System known as the LabraFix System. The LabraFix System provides knotless arthroscopic repair of the labrum.

Today, more than 90% of all surgical repairs of the ACL in the knee are performed arthroscopically. In contrast, while approximately 400,000 surgical repairs of the rotator cuff were performed in the United States in 2005, less than 16% of all surgical repairs of the rotator cuff are performed arthroscopically due to inadequate instrumentation and the requirement for substantial technical skills, such as knot tying and intracorporeal (inside the body) suturing. Nonetheless, there is a high level of interest among surgeons in achieving total arthroscopic repair of the rotator cuff. Arthroscopic repair typically results in faster recovery, rehabilitation, lower costs and better cosmesis compared to open procedures.

The vast majority of surgeries are open or mini-open techniques. Five significant problems currently exist with rotator cuff surgery that must be overcome in order to offer a total arthroscopic system: (1) elimination of the eyelet type bone anchor, (2) improved suture management, (3) elimination of complex knot tying techniques, (4) elimination of bulky knots in the capsule and (5) faster suturing of the rotator cuff.

The Atlantech Collection

In October and November of 2002, we acquired two of our European distributors: Atlantech Medical Devices, Ltd., a distributor of ArthroCare products in the United Kingdom, and Atlantech GmbH, our German distributor. The acquisitions accelerated the implementation of our direct sales strategy in Europe, providing us with an immediate direct sales force in two key markets. We also obtained a complementary line of sports medicine products through the purchase of Atlantech Medical Devices. This product line consists of more than 1,500 individual arthroscopic surgical items.

Competition in the Sports Medicine Market

We compete directly with the providers of tissue removal systems, including conventional electrosurgical systems, manual instruments, power shavers and laser systems. Smith & Nephew Endoscopy, which owns Acufex Microsurgical, Inc., Dyonics, Inc. and Oratec Interventions, Inc., Conmed Corporation, including its Linvatec unit, Arthrex and Stryker Corporation each have large shares of the market for manual instruments, power shavers and arthroscopes.

Johnson & Johnson, including Mitek, a division of its Ethicon, Inc. unit, Stryker Corporation and Smith & Nephew market bipolar electrosurgical systems that compete directly with our tissue ablation and shrinkage technology in Sports Medicine. In addition, the Linvatec unit of Conmed Corporation, Smith & Nephew and Arthrex are marketing monopolar electrosurgical tools for tissue ablation that compete with our products in this field.

We believe our Arthroscopic System, comprising the controller unit and disposable devices, presents a very competitive alternative when compared to other tools being used in arthroscopic procedures. While our disposable devices perform many functions in one tool, most competitive disposable devices only perform a single function. With such devices, multiple disposable or reusable devices would be required. Laser systems have a significantly higher capital cost than our controller and require significant ongoing maintenance and operating expenses. We are also aware of additional competitors that may commercialize products using technology similar to ours.

These same competitors also compete against our Opus collection with rotator cuff repair systems that include suture passers and bone anchors to complete the repair. These same competitors also compete against our Atlantech collection by providing a wide range of instruments for arthroscopic knee and shoulder surgery.

We cannot assure you we can effectively convince surgeons and physicians to adopt Coblation and our complementary technologies in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do, or they have corporate partners with greater financial, marketing, distribution and technical resources than we have.

The Spinal Surgery Market

Overview

We believe the spine surgery market represents the most rapidly growing segment of the orthopedic surgery market, increasing, we estimate, at a rate greater than 10% annually. U.S. government statistics indicate back and/or leg pain is the most common reason for activity limitation in those under age 45, and is the leading cause of disability in individuals 45-65 years of age. The National Center for Health Statistics reports that 14% of new patient visits to physician offices, or approximately 13 million visits annually, are for complaints of lower back pain. Approximately 80% of the general population experiences an episode of lower back pain at sometime during their life, with an estimated 18% having debilitating back pain at any given time. The total societal annual cost of back pain in the United States is estimated to be between $20 billion and $50 billion.

A high percentage of back pain can be traced to problems associated with intervertebral discs. Intervertebral discs mainly function to cushion and tether the vertebrae, providing flexibility and stability to the patient’s spine. Problems that can occur with intervertebral discs include degeneration and herniation. With degeneration, discs lose their water content and height, bringing the adjoining vertebrae closer together. This results in a weakening of the shock absorption properties of the disc and a narrowing of the nerve openings in the sides of the spine, which may pinch these nerves. With herniation, the outer layer of the disc, which is called the annulus, bulges and/or ruptures. Both disc degeneration and herniation can eventually cause back pain and/or pain that radiates to the extremities, including the buttocks, legs, shoulders and arms.

Often, pain and inflammation from disc degeneration or herniation can be treated successfully with non-surgical means, such as rest, therapeutic exercise or through the use of anti-inflammatory medications. In some cases, disc herniation results in intractable pain, thereby necessitating a microdiscectomy, the removal of a portion of the disc to eliminate the source of inflammation and pressure. Microdiscectomy is currently the most common spine surgery procedure performed worldwide with more than one million surgeries performed annually. In more severe cases, the adjacent vertebral bodies must be stabilized following excision of the disc material to avoid recurrence of the disabling back pain. One approach to stabilizing the vertebrae, termed spinal fusion, is to insert an interbody graft or implant into the space vacated by the degenerative disc. In this procedure, a small amount of bone may be grafted from other portions of the body, such as the hip, and packed into the implants. This process allows the bone to grow through and around the implant, fusing the vertebral bodies, thereby alleviating the pain. More recently, the implantation of an artificial disc, termed disc arthroplasty, has become more popular primarily due to the potential for these artificial discs to preserve the natural motion of the spine and lead to faster recovery than fusion procedures.

Vertebral compression fractures occur primarily as a result of osteoporosis, although they can also be caused by tumors or trauma. We estimate approximately 1.5 million vertebral compression fractures occur annually worldwide, and approximately one-third to one-half of these fractures are symptomatic. We estimate over 100,000 vertebral compression fractures were treated in 2004.

Conventional Treatment Methodologies for Treatment of Spine Diseases and Disorders: The Problem

While the overall success rate for microdiscectomy with regard to significant reduction in pain is approximately 90%, published studies in peer reviewed journals indicate the success rate is significantly lower for certain types of patients and there are significant drawbacks to the procedure as currently performed. Specifically, according to these studies, patients with contained herniated discs, where the disc bulges but has not ruptured, achieve success rates in terms of pain relief that are below 50%. Currently, the vast majority of microdiscectomies are performed in an “open” fashion, where an incision is made that is large enough to expose the affected disc. In order to remove disc material, the surgeon creates a relatively large incision in the annulus, called an annulotomy. Several published studies have shown that microdiscectomy weakens the disc, increases the reherniation rate and may accelerate disc degeneration over time. The authors of these studies attribute these clinical side effects to the annulotomy.

Our Solution to Spinal Surgery

Randomized controlled studies have indicated percutaneous disc decompression is an effective alternative to microdiscectomy for patients with contained herniated discs who have symptoms of back and/or radicular pain. Percutaneous disc decompression is a minimally invasive procedure where disc material is removed without making an incision. The disc is accessed through a narrow needle and the physician performs the procedure under fluoroscopic (live x-ray) guidance. During fiscal year 2001, we introduced the Perc-DLE Convenience Pack for percutaneous disc decompression, or volumetric tissue removal in the nucleus of the disc in the lumbar, or lower, spine, which includes the Perc-D surgical wand. DISC Nucleoplasty®, a minimally invasive percutaneous discectomy procedure using our Coblation technology to treat symptomatic patients with contained herniated discs, employs the process of ablation of soft tissue for partial removal of the nucleus of a disc. Coblation ablates tissue via a low-temperature, molecular dissociation process to create small channels within the disc. Late in 2002, we introduced the Perc-DC, a surgical wand very similar to the Perc-D, but designed so it can be used to perform a Nucleoplasty procedure in the cervical portion of the spine. Our Micro Discoblator was introduced in the spring of 2003 to enable minimally invasive disc decompression during microdiscectomy procedures, thus avoiding an annulotomy. In 2003, we introduced the CAVITY SpineWand for the removal of spinal tumors.

Complementary Enabling Spinal Surgery Technologies

The Parallax Collection

In January 2004, we completed the acquisition of Medical Device Alliance, Inc. and its majority-owned subsidiary, Parallax Medical, a leader in products for the treatment of vertebral compression fractures. Parallax’s product line includes vertebral access and bone biopsy needles, cement delivery systems, bone cement and opacifiers and ancillary devices for use in treating vertebral compression fractures.

Competition in the Spinal Surgery Market

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

We cannot assure you we can effectively convince surgeons and physicians to adopt Coblation and our complementary technologies in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do, or they have corporate partners with greater financial, manufacturing, marketing, distribution and technical resources than we have.

The ENT Market

Overview

The most common ENT procedures are placement of ear tubes, and the removal of tonsils and adenoids. We estimate that there are more than 600,000 tonsillectomies performed in the United States each year, many of which are accompanied by an adenoidectomy. Other commonly performed ENT procedures include endoscopic sinus surgery, septoplasty, turbinate reduction and procedures to remove or stiffen tissue to treat obstructive sleep apnea and snoring. Highly specialized ENT surgeons, typically in an outpatient or ambulatory surgery center, perform these procedures. For decades, monopolar electrosurgical instruments (e.g. bovie) have been the standard for removal of soft tissue and cauterization in ENT procedures. As in other surgical procedures, the high levels of heat associated with bovies often results in significant post-operative pain and extended recovery periods. In the United States alone, more than 500,000 individuals undergo endoscopic sinus surgeries annually to treat chronic sinusitis, or inflammation of the sinusal membrane.

Our Solution to ENT Surgery

We market ENT products through a network of direct sales representatives and independent distributors supported by sales managers for use in general head, neck and oral surgical procedures, including sinus surgery, the treatment of snoring, reduction of nasal turbinates, adenoidectomy and tonsillectomy. We have three categories of disposable devices, or wands, to address the ENT Market—suction wands, channeling wands and excision wands. Suction wands simultaneously ablate and remove tissue in applications such as tonsillectomy, providing enhanced visibility. Channeling wands combine controlled ablation and effective coagulative lesion formation in applications such as turbinate reduction to relieve nasal obstruction and stiffening of the soft palate for the treatment of snoring. Excision wands provide precise dissection of soft tissue with minimal damage to surrounding tissue.

Coblation devices have been used in more than 150,000 tonsillectomy and/or adenoidectomy procedures to date. Use of Coblation technology for tonsillectomies continues to rise as an increasing amount of published clinical data and anecdotal surgeon feedback indicates it provides a better overall post-operative experience for patients, including less pain, a faster return to normal diet and activity and less need for prescription medications.

Coblation-based devices also have been used in more than 250,000 turbinate reduction and snoring procedures with the primary benefits versus competitive methods being faster lesion formation and fewer and less severe post-operative morbidity.

Complementary Enabling ENT Technologies

The Applied Therapeutics Collection

In August 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc. (ATI), a maker of sinus surgery treatment products. ATI’s patented carboxymethyl-cellulose (CMC)-based packing and tamponade products promote platelet aggregation directly at the wound site while remaining moist for the duration of insertion. We believe this significantly minimizes patient discomfort and re-bleeding during removal, as compared to traditional treatments. The ATI collection includes the dissolvable Stammberger Sinus Dressing, Gel Knit™ nasal dressings and dissolvable Sinu Knit™ stents. These products are used after endoscopic sinus surgery to control minor bleeding, facilitate epithelial healing and preserve the spatial integrity of the sinus.

Competition in the ENT Market

There are large companies, such as Gyrus Medical Ltd. and Medtronic, Incorporated, which owns Xomed Surgical Products, Inc., which have shares of the market for manual and powered instruments for ENT, head and neck surgical procedures. We expect competition from these and other well-established competitors will increase as will competition from smaller medical device companies. Gyrus Medical Ltd. manufactures and sells medical devices that utilize radio frequency energy for the treatment of upper airway disorders, such as turbinate reduction, snoring and obstructive sleep apnea. In addition, Gyrus has recently introduced a radiofrequency system for treating tonsils that competes directly with some of our products in the ENT business.

We cannot assure you we, or our corporate partners, can effectively convince surgeons and physicians to adopt Coblation and our complementary technologies in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do, or they have corporate partners with greater financial, manufacturing, marketing, distribution and technical resources than we have.

Additional Markets for Coblation Technology

We developed and commercialized Coblation-based urology products through a strategic partnership with ACMI until the termination of that agreement in August 2005 following Gyrus Medical’s acquisition of ACMI. We also developed gynecology products for commercialization through an agreement with GyneCare until the expiration of that agreement in September 2004. We intend to establish strategic OEM partnerships in these markets and others, where beneficial, in the future or enter the market directly, as appropriate.

Potential Competition in Non Core-Coblation Markets

We believe Coblation-based technologies will compete effectively against a variety of technologies used in gynecology, urology, laparoscopic and cardiology procedures. There are several large companies, such as Ethicon ENDO, a division of Johnson & Johnson; Valleylab, a division of U.S. Surgical; and Gyrus and Olympus Medical Systems Group, which have shares of the gynecology market for mechanical, ultrasonic, monopolar and bipolar instruments. In the field of urology, we face competition from companies that market monopolar, bipolar, mechanical, and ultrasonic and laser devices for a variety of urological procedures, including transurethral prostatectomy (“TURP”) and transurethral incisions in the prostate (“TUIP”). These companies include Karl Storz, Olympus Medical Systems Group, C.R. Bard, Gyrus, Medtronic, Urologix and Laserscope. We expect competition from these and other well-established competitors will increase as will competition from smaller medical device companies in both the field of gynecology and urology. Several large companies, including Edwards Lifescience, Medtronic, Guidant, Johnson & Johnson and St. Jude Medical, dominate cardiology. These companies, including several smaller companies, offer mechanical, powered, laser and electrosurgical systems.

The gynecology, urology and cardiology fields are intensely competitive and we cannot assure you that potential Coblation-based products would be successfully marketed by our corporate partners or us. We also cannot assure you that we, or our corporate partners, can effectively convince surgeons and physicians to adopt Coblation technology in the face of competition. In addition, we cannot be sure that these or other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technology or products obsolete or uncompetitive. Many of these competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do, or they have corporate partners with greater financial, manufacturing, marketing, distribution and technical resources than we have.

Research and Development

We have focused our research and development efforts in four areas. First, in response to physician feedback, we modify and enhance the performance of our generator/controller platforms and introduce new platforms from time to time. Second, we have continued to design new disposable devices that incorporate added functionalities for faster and easier use. Third, we have developed products for new applications like urology and are exploring other new applications of our Coblation technology in other soft-tissue surgical markets. Fourth, we incorporate complementary technologies and products into our portfolio in order to provide more value to our customers and participate to a greater extent in certain surgical procedures. Research and development expenses were $21.0 million in 2005, $13.3 million in 2004 and $10.6 million in 2003.

We also have undertaken preliminary studies and development for the use of our technology in several new fields. To this end, we continue to explore and develop the plasma physics underlying Coblation technology. We are engaged with a number of doctors, scientists and research institutions to further understand the technology and its additional applications and other technical improvements. We are currently in the third year of a collaborative research effort with two major Russian plasma physics laboratories and the Lawrence Livermore Laboratory in California to extend the application of Coblation technology to other types of tissues. In this effort, the Russian plasma physics laboratories and the Lawrence Livermore Laboratory are supported by a financial grant from the Department of Energy in conjunction with that Department’s efforts to identify non-military, commercial applications for former Soviet institute technologies. These unique partnerships provide new resources and markets for U.S. companies, while establishing important private sector linkages for former Soviet weapons scientists and engineers.

Manufacturing

Our disposable devices are primarily manufactured at our 22,500 square foot facility located in an industrial park in San Jose, Costa Rica. This facility commenced operations in 2002 and by year-end 2004 was producing essentially all of our disposable device requirements at yields and quality levels similar to those generated in our Sunnyvale, California facility. In 2004, we transferred the manufacturing of our controllers from Sunnyvale to our Costa Rica facility. As of December 31, 2005, our Costa Rica facility was also producing essentially all of the disposable products associated with the Opus product line. We are currently in the process of constructing an additional 18,000 square feet of manufacturing space adjacent to this facility.

In 2003, we transformed our primary Sunnyvale facility from a general manufacturing facility to a facility with an increased focus on research, development and prototype manufacturing. This 52,000 square foot facility was acquired through a five-year lease agreement in September 2001 and became fully operational for our clean room manufacturing operations in January 2002. In 2005, the lease for this facility was extended through February 2014. Approximately 50% of this facility is devoted to research and new product development. We believe our existing operations will provide adequate capacity for our manufacturing needs at least through 2006.

Our products are manufactured from several components, most of which are supplied to us from third parties. Most of the components we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternative sources of supply and the establishment of additional or replacement suppliers may not be accomplished quickly. In isolated cases, we rely upon single source suppliers. We also use a single subcontractor to sterilize our disposable devices, but do not believe a major disruption is likely because the supplier has multiple sterilization facilities throughout the United States as well as internationally, and there are competing sterilization companies that offer similar services. Our Atlantech product line of handheld instruments is primarily single sourced. Disruption of this supply source would result in a material disruption of our ability to sell this line of products for an extended time period. See “Additional Factors that Might Affect Future Results—We Have Limited Manufacturing Experience” for additional information regarding the potential disruption in supply of our products and risks to our operations resulting from our reliance upon single source suppliers.

We have established quality assurance systems in conformance with the FDA’s Quality System Regulation, or QSR. Our facilities in Sunnyvale and Costa Rica have received ISO 9001/and ISO 13485 and CMDCAS certification and are in conformance with the Medical Device Directive, or MDD, for the sale of products in Europe.

In 2003, we entered into a comprehensive agreement with DHL Worldwide Express, Inc., which identifies DHL as the primary provider of a full suite of logistic services, including warehousing of finished goods, shipment of finished products to customers and field returns, along with management of a portion our in-bound freight requirements. We have experienced favorable cost performance and have gained an ability to scale our business at a faster pace due to this agreement. However, the complex nature of the underlying support technologies, such as “Electronic Data Interchange,” has, at times, caused disruptions in our ability to deliver products to customers on a timely basis. Failure of these supporting systems could impair our business for the duration of the failure. This agreement expired January 3, 2006. We are currently in negotiations with DHL and other providers for a new long-term contract for these services. In the interim, DHL is continuing these services on a month-to-month basis pending the outcome of the negotiations.

Marketing and Sales

We are marketing and selling our arthroscopic/sports medicine, spinal surgery, ENT and cosmetic surgery products using a combination of distributors supported by regional sales mangers, a direct sales force and corporate partners to sell our products both domestically and internationally. In the U.S., we principally use distributors and field sales representatives to sell our products. In Europe, we accelerated our strategy to move to a direct sales organization by acquiring Atlantech Medical Devices, our distributor in the United Kingdom, in October 2002, Atlantech GmbH, our German distributor, in November 2002, and Atlantech Medizinische Produkte Vertreibs, our Austrian distributor, in April 2003. These transactions have provided us with an immediate direct sales force in two key European markets.

Outside of the United States and Europe, we have established distribution capability in certain countries by means of exclusive and non-exclusive distribution agreements with corporations, including Kobayashi Pharmaceutical for the distribution of our arthroscopy, spinal surgery and ENT surgery products in Japan. We have also established distribution capability through relationships with distributors in Australia, New Zealand, Russia, China, Korea, Taiwan, Canada, Mexico, the Caribbean, North Africa, South Africa, the Middle East, and South and Central America. During the years ended December 31, 2005, 2004 and 2003, approximately 21%, 25% and 24%, respectively, of our sales were derived internationally. For information regarding product sales in certain product markets and geographic areas, see Note 16, “Segment Information,” in the Notes to Consolidated Financial Statements in this Form 10-K.

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

Patents and Proprietary Rights

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our technologies, including Coblation technology and our acquired technologies. We own over 140 issued U.S. patents and over 75 issued international patents. In addition, we have over 230 U.S. and international pending patent applications. We believe our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies from Opus, Atlantech, Parallax and ATI.

We cannot assure you the patents we have obtained, or any patents we may obtain as a result of our U.S. or international patent applications, will provide any competitive advantages for our products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure you that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark office (“USPTO”) to determine the priority of inventions.

In July 2001, we filed a lawsuit against Smith & Nephew alleging infringement of several of our patents. On May 12, 2003, the jury held that the use, manufacture and sale of the Dyonics Control RF System, the ElectroBlade and the Saphyre™ electrosurgical devices by Smith & Nephew infringed all 16 asserted claims of the three patents in suit. In addition, the jury upheld the validity of all 16 asserted claims. On April 3, 2003, Smith & Nephew filed a lawsuit against us in the United States District Court, Western Tennessee alleging that we infringed two Smith & Nephew patents. In addition, Smith & Nephew alleged that we were in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. On September 2, 2005, we settled both of these lawsuits and entered into Settlement and Supply Agreements with Smith & Nephew. Pursuant to the Supply Agreement, we will manufacture bipolar and certain monopolar radiofrequency (“RF”) arthroscopy products for worldwide sale by Smith & Nephew. Pursuant to the Settlement Agreement, we have been granted a license for the worldwide sale of its existing spine products and we have granted to Smith & Nephew a non-exclusive, worldwide license to use and sell bipolar RF products and a non-exclusive, worldwide license to manufacture and sell bipolar RF shave products. As part of the Settlement Agreement, we also will receive royalty payments for all bipolar RF products Smith & Nephew sells in the United States and for bipolar shaver products manufactured and sold by Smith & Nephew worldwide. In addition to product sales from the Supply Agreement and royalties from the Settlement Agreement, we received a one-time cash settlement payment at signing and will receive related milestone payments over the twelve months following execution of the agreements. Subject to certain exceptions, Smith & Nephew has agreed to purchase all of its requirements for the products manufactured under the Supply Agreement from us.

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

Non-compliance with applicable regulatory requirements can result in enforcement action, which may include:

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

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip, and ankle joints. We have received clearance to market our Spinal Surgery System in the United States for spinal and neurosurgery as well as the treatment of symptomatic patients with contained herniated discs. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as treatment of snoring, turbinate reduction, submucosal palatal and tissue shrinkage procedures and tonsillectomies. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology and for skin resurfacing for the treatment of wrinkles. We have received 510(k) clearance to market our Coblation-based products for a variety of laporscopic and open general surgery and gynecology procedures. We have received 510(k) clearance to market our Coblation-based urology products for endoscopic urological procedures, including transurethral prostatectomy (TURP) and transurethral incisions in the prostate (TUIP). We cannot assure you we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

Employees

As of December 31, 2005, in North America, we had 763 employees, of which 471 were engaged in manufacturing activities, 84 in research and development activities, 152 in sales and marketing activities, 22 in regulatory affairs and quality assurance and 34 in administration and finance. In Europe, we have 120 employees in sales, marketing, product development, customer service, manufacturing and administration who are responsible for our international business. In Costa Rica, we have 441 employees engaged in manufacturing. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

ITEM 1A.    RISK FACTORS

We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are those that we currently believe may materially affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware, may become important factors that affect us in the future.

Circumstances Associated with Our Acquisition Strategy and Internal Growth May Adversely Affect Our Operating Results

An important element of our growth strategy has been the pursuit of acquisitions of other businesses that expand or complement our existing products. Integrating businesses, however, involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems assimilating and retaining our employees or the employees of the acquired company, accounting issues that could arise in connection with, or as a result of, the acquisition of the acquired company, regulatory or compliance issues that could exist at an acquired company, challenges in retaining our customers or the customers of the acquired company following the acquisition and potential adverse short term effects on operating results through increased costs or otherwise. In addition, we will incur additional debt to fund future payments to Opus stockholders and ATI and, we may incur debt to finance future acquisitions and/or may issue securities in connection with future acquisitions which may dilute the holdings of our current and future stockholders.

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

In 2005, we acquired substantially all of the assets of ATI, a maker of wound care products for ear, nose and throat (ENT) indications. In 2004 and 2002, we acquired three companies representing three lines of business independent of our core Coblation platform: Atlantech and its mechanical handheld instruments; MDA and its line of Parallax bone cement and delivery systems; and Opus and its line of tissue suturing and anchoring products. Integration of these businesses has been a significant challenge to our existing resources. At times, these integration issues have restricted sales of one or more product lines as a host of systems, distribution, logistics and product supply issues have materialized. While we are diligently focused on successful integration, the newness of these technologies along with the dispersed nature of the product development and supply chain represents a risk to our business and availability of internal resources. If we are unsuccessful in integrating these businesses, or experience disruptions related to our integration efforts, then our financial condition, results of operations and future growth prospects could be materially adversely affected.

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

In arthroscopy, we compete against companies, such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp., and Arthrex. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing bipolar electrosurgical systems for tissue ablation and shrinkage and Arthrex and Conmed are currently marketing monopolar electrosurgical systems for tissue ablation. Arthrex, Smith & Nephew, Conmed, and DePuy-Mitek market products that directly compete with shoulder anchors, acquired as part of our Opus acquisition. In spinal surgery, we compete against companies that market products to remove tissue and treat spinal disorders. We compete against Stryker, which markets the Dekompressor device, which uses a mechanical auger to perform percutaneous discectomy. In addition, the Oratec division of Smith & Nephew, and the Radionics division of Tyco, are currently marketing percutaneous thermal heating products for treating certain types of disc pain. Our Coblation-assisted microdiscectomy (CAM) procedure competes indirectly with large spine companies and their mechanical instruments, such as DePuy Acromed, Medtronic Sofamor Danek, Centerpulse Spine Tech, Stryker Spine and Synthes. Stryker, Cardinal Health, Cook and Kyphon market products that compete directly with our Parallax product line. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc. (purchased by Gyrus Group International, Inc., a company based in Cardiff, Wales), also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In addition, Gyrus has recently introduced a bipolar system for tonsillectomy procedures that competes directly with our Coblation-based tonsillectomy products. Medtronic and Gyrus both market sinus surgery packing products that compete with our newly acquired ATI products.

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

We May Not Be Able to Keep Pace with Technological Change or to Successfully Develop New Products with Wide Market Acceptance, Which Could Cause Us to Lose Business to Competitors

We may not be able to keep pace with technology or to develop viable new products, as we compete in a market characterized by rapidly changing technology. Our future financial performance will depend in part on our ability to develop and manufacture new products in a cost-effective manner, to introduce them to the market on a timely basis, and to achieve market acceptance. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include capital constraints, research and development delays or delays in acquiring regulatory approvals. Our new products and new product introductions may fail to achieve expected levels of market acceptance. Factors impacting the level of market acceptance include our ability to successfully implement new technologies, the timeliness of our product introductions, our product pricing strategies, and the financial and technological resources for product promotion and development available.

We Are Dependent Upon Our Arthroscopic System

We commercially introduced our Arthroscopic System in December 1995. Since our Arthroscopic System accounted for 60% of our product sales in 2005, we are highly dependent on its sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology and continue working on new product development efforts specifically for knee applications. Furthermore, in order to maintain and increase current market penetration we must continue to increase our installed base of controllers to generate increased disposable device revenue. To date, we have placed at no charge or have priced our arthroscopic controllers at substantial discounts in order to stimulate demand for our disposable devices.

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

Commercial Success of Products Outside of Our Core Businesses Is Uncertain

We have developed several applications for our Coblation technology in spinal surgery, neurosurgery, ENT surgery, cosmetic surgery, gynecology, urology, cardiac surgery and general surgery. At the present time, we consider sports medicine, spine surgery and ENT surgery to be our core businesses. Sales of our spinal surgery and ENT surgery products collectively accounted for 32% and 34% of our product sales in 2005 and 2004, respectively, such that product sales in our three core businesses accounted for approximately 100% of our product sales in 2005. Our products for neurosurgery, cosmetic surgery, gynecology, urology, general surgery and cardiac surgery, our non-core business, are in various stages of commercialization and development, and we may be required to undertake time-consuming and costly commercialization, development and additional regulatory approval activities for any of these products. If we do not receive future clearances we may be unable to market these and other products for specific indications and our business, financial condition, results of operations and future growth prospects could be materially adversely affected. We cannot assure you that product development will ever be successfully completed, that regulatory clearances or approvals, if applied for, will be granted by the FDA or foreign regulatory authorities on a timely basis, if at all, or that the products will ever achieve commercial acceptance.

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

For information regarding the status of our regulatory approvals for our products, see the information under the heading “Government Regulation”.

We Rely Exclusively on Our Costa Rica Facility to Manufacture Our High-Volume Coblation Products. If Our Costa Rica Facility is Unable to Produce Our Coblation Products in Sufficient Quantities or With Adequate Quality, or if Our Operations at Our Costa Rican Facility are Disrupted, We Will Be Forced to Find Alternative Manufacturing Options, Which Could Cause Sales to be Delayed or Increase Our Manufacturing Costs, Which Could Harm Our Reputation and Profitability

Our high-volume disposable devices and controllers are primarily manufactured at our Company-owned facility in an industrial park in San Jose, Costa Rica. This facility commenced operations in 2002 and by year-end 2005 was producing approximately 99% of our disposable device requirements, including as of

December 31, 2005, 100% of our requirements for controllers. If our Costa Rica facility is not able to produce sufficient quantities of our controllers and other high-volume Coblation products with adequate quality, or if our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to, changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God and other issues associated with significant operations that are remote from our headquarters and operations centers. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. We cannot guarantee that alternative manufacturing facilities offering the cost and tax advantages associated with our Costa Rica facility would be available on favorable terms, or at all.

Our Business May Become Increasingly Susceptible to Risks Associated with International Operations

International operations are generally subject to a number of risks, including:

•	protectionist laws and business practices that favor local competition;

•	changes in jurisdictional tax laws including laws regulating intercompany transactions;

•	dependence on local vendors;

•	multiple, conflicting and changing governmental laws and regulations;

•	difficulties in collecting accounts receivable;

•	seasonality of operations;

•	difficulties in staffing and managing foreign operations;

•	licenses, tariffs, and other trade barriers;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	foreign currency exchange rate fluctuations;

•	political and economic instability; and

•	acquisitions and related IPR&D.

We derived 21% and 25% of our total revenue for the years ended December 31, 2005 and 2004, respectively, from customers located outside of the Americas. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

Our Operating Results May Fluctuate

We achieved profitability in 1999 and, as of December 31, 2005, we had retained earnings of $5.6 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

•	The introduction of new product lines;

•	Increased penetration in existing applications;

•	Product returns;

•	Achievement of research and development milestones;

•	The amount and timing of receipt and recognition of license fees;

•	Manufacturing or supply disruptions;

•	Internal systems availability and uptimes;

•	Timing of expenditures;

•	Absence of a backlog of orders;

•	Receipt of necessary regulatory approvals;

•	The level of market acceptance for our products;

•	Acquisition related in-process research and development write-offs;

•	Timing of the receipt of orders and product shipments; and

•	Promotional programs for our products.

We cannot provide assurance that future quarterly fluctuations will not adversely affect our business, financial condition, results of operations of future growth prospects. Our revenues and profitability will be critically dependent on whether or not we can successfully continue to market our Coblation-based technology product lines and continue to integrate our recent acquisitions. We cannot assure investors that we will maintain or increase our revenues or level of profitability.

The Market Price of Our Stock May Be Highly Volatile

During the fiscal year ended December 31, 2005 our common stock has traded in a price range of $25.62 to $42.18 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, the risk of securities class action litigation has increased. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business, results of operations and financial condition. See “Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for more information regarding fluctuations in the price of our common stock.

We May Be Unable to Effectively Protect Our Intellectual Property

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology and our acquired technologies. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies from Opus, Parallax, Atlantech and ATI.

There is no assurance that the patents we have obtained, or any patents we may obtain as a result of our pending U.S. or international patent applications, will provide any competitive advantages for our products. We also cannot assure investors that those patents will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot provide assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets. Patent applications are maintained in secrecy for a period after filing. We may not be aware of all of the patents and patent applications potentially adverse to our interests.

A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to monopolar and/or bipolar electrosurgical methods and apparatus. We have received, and we may receive in the future, notifications of potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of, potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we may not be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Our inability to do either would have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure investors that we will not have to defend ourselves in court against allegations of infringement of third-party patents, or that such defense would be successful.

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information, developed or made known to the individual during the course of the individual’s relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure investors that employees will not breach such agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

We May Become Subject to Patent Litigation

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure investors that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO, to determine the priority of inventions. In February 1998, we filed a lawsuit against Ethicon, Inc., Mitek Surgical Products, a division of Ethicon, Inc., and GyneCare, Inc. alleging, among other things, infringement of several of our patents. The parties subsequently settled this lawsuit. Under the terms of the settlement, Ethicon, Inc. has licensed a portion of our U.S. patents for current products in the arthroscopy and hysterocopic gynecology markets. The settlement agreement also established a procedure for resolution of certain potential intellectual property disputes in these two markets without litigation. Under this procedure, the licenses granted in the Ethicon settlement have been extended to Australia, Canada and Japan. In June 2000, we filed a lawsuit against Stryker, alleging infringement of several of our patents. The lawsuit has been settled and under the terms of the settlement, Stryker has licensed a portion of our worldwide patents for products in the arthroscopy market.

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

On April 3, 2003, Smith & Nephew filed a lawsuit against us in the United States District Court, Western Tennessee alleging that we infringed two Smith & Nephew patents—nos. 5,980,504 and 6,261,311. In addition, Smith & Nephew alleged that we were in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew requested the Court to issue preliminary and permanent injunction preventing ArthroCare from further infringement of the above-mentioned patents and from making further false or misleading statements concerning Smith & Nephew’s medical devices. These lawsuits were dismissed and the claims settled pursuant to a Settlement and License Agreement between ArthroCare and Smith & Nephew on September 2, 2005. As a consequence of this settlement, we received a one-time cash payment at signing, which has been recorded as a reduction of legal fees in general and administrative expenses, and will receive a series of related milestone payments over the next twelve months, which will also be record in general and administrative expenses. This agreement settles all legal disputes between ArthroCare and Smith & Nephew, including the pending legal matters in Delaware and Tennessee described above.

On December 15, 2005, Bonutti IP, LLC filed a lawsuit against us in the United States District Court, Southern District of Illinois alleging that our Opus AutoCuff anchoring system infringed ten Bonutti patents (Nos. 5,527,343; 5,543,012; 5,948,002; 6,010,525; 6,117,160; 6,464,713; 6,569,187; 6,638,279; 5,814,072 and 5,948,001). Bonutti requested the Court to award damages and to issue a permanent injunction preventing us from further infringement of the above-mentioned patents. Upon initial review, we believe that these claims have no merit and we intend to defend ourselves vigorously.

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

If we obtain the necessary international regulatory approvals, market acceptance of our products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. We intend to seek international reimbursement approvals, although we cannot assure investors that any such approvals will be obtained in a timely manner, if at all.

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

We Are Dependent on Key Suppliers

Some of the key components of our products are purchased from single vendors. If the supply of materials from a sole source supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations or the availability of certain product drawings and/or specifications. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure investors that we would be able to obtain the necessary regulatory approval for a new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

In addition, we currently single source our product sterilization requirements. While there are alternate sources available, we would be required to qualify and validate a new supplier(s), which could lead to a disruption in our operation and ability to supply products for a period of time.

We are also dependent on the performance of DHL, our logistics partner. Should this supplier experience a work stoppage for whatever reason, we would be unable to supply products to its customers on a timely basis. This work stoppage could take the form of labor action, significant weather events or extended systems downtime, which could materially adversely affect our business.

We Have Limited Marketing and Sales Experience

We currently have limited experience in marketing and selling our products. To the extent that we have established or will enter into distribution arrangements for the sale of our products, we are and will be dependent upon the efforts of third parties. We are marketing and selling our arthroscopic surgery, spinal surgery and ENT surgery product lines in the United States through a combination of a direct sales force and a network of independent distributors supported by regional sales managers. These distributors sell arthroscopy, spinal surgery and ENT surgery products for a number of other manufacturers. We cannot provide assurance that these distributors will commit the necessary resources to effectively market and sell our sports medicine, spinal surgery and ENT surgery product lines, or that they will be successful in selling our products.

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

Beginning with Fiscal 2006, We are Required to Recognize Expense for Stock-Based Compensation Related to Employee Stock Options and Employee Stock Purchases, and the Recognition of This Expense Could Cause the Trading Price of Our Common Stock to Decline

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“Statement 123R”), pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in our consolidated financial statements. Through 2005, we disclosed such expenses on a pro forma basis in the notes to our annual financial statements, but did not record a charge for employee stock option expense in the reported financial statements. On January 1, 2006 we adopted Statement 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. This will be reflected in our first quarter 2006 Form 10-Q and, as a result, our operating results for the first quarter of fiscal 2006 and beyond will contain a charge for stock-based compensation related to employee stock options and employee stock purchases. The application of Statement 123R requires the use of an option-pricing model to determine the fair value of share-based payment awards. This fair value determination is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and anticipated employee stock option exercise behaviors. As a result of applying this standard, our reported earnings will decrease, which may also affect the trading price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease an approximately 9,600 square foot facility in Austin, Texas for general and administrative purposes. Our lease for this building will expire in June 2006.

We lease an approximately 52,000 square foot facility in Sunnyvale, California for administrative offices, research and development, general and administrative purposes and prototype manufacturing. Our lease for this building will expire in February 2014.

We also lease a 7,000 square foot warehouse in a neighboring building in Sunnyvale, California for warehousing and distribution. This lease expires at the end of 2006. Also in the United States, we lease approximately 2,000 square feet in Sanford, Florida, which is used to house and distribute trade show booths and other promotional materials. This lease also expires at the end of 2006. In addition, as a result of our acquisition of Opus Medical we lease a 10,000 square foot facility in San Juan Capistrano, California. This facility houses product development and prototype manufacturing capability associated with the Opus Medical product line. This lease expires at the end of 2006.

Internationally, we lease 4,100 square feet in Stockholm, Sweden, which serves as our headquarters for International Operations, approximately 750 square feet in Vesoul, France, 3,100 square feet in Harrogate, England and 1,400 square feet in Radevormwald, Germany, all for administrative, sales and marketing purposes. The Harrogate, U.K. facility also contributes to the product development process for a portion of our Sports Medicine product line. We also lease approximately 6,900 square feet in Glenfield, England, which houses the product development and manufacturing for the Rapid Rhino product set. Expiration dates related to these leases ranges from two to five years.

We also own a 22,500 square foot building in Costa Rica located in a tax-advantaged business park. This building serves as our principal manufacturing location for disposable devices. The company is currently in the process of constructing an additional 18,000 square feet of manufacturing space adjacent to this facility.

We believe these facilities are sufficient for our operations at least through 2006.

ITEM 3.    LEGAL PROCEEDINGS

On July 25, 2001, we filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew” or “Defendant”) in the United States District Court of Delaware. The lawsuit alleged, among other things, that Smith & Nephew was infringing three patents issued to ArthroCare. On April 3, 2003, Smith & Nephew filed a lawsuit against us in the United States District Court, Western Tennessee alleging that we infringed two Smith & Nephew patents—nos. 5,980,504 and 6,261,311. In addition, Smith & Nephew alleged that we were in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew requested the Court to issue preliminary and permanent injunction preventing ArthroCare from further infringement of the above-mentioned patents and from making further false or misleading statements concerning Smith & Nephew’s medical devices.

On December 15, 2005, Bonutti IP, LLC filed a lawsuit against us in the United States District Court, Southern District of Illinois alleging that our Opus AutoCuff anchoring system infringed ten Bonutti patents (Nos. 5,527,343; 5,543,012; 5,948,002; 6,010,525; 6,117,160; 6,464,713; 6,569,187; 6,638,279; 5,814,072 and 5,948,001). Bonutti requested the Court to award damages and to issue a permanent injunction preventing us from further infringement of the above-mentioned patents. We have begun its initial review of these allegations. Upon initial review, we believe that these claims have no merit and we intend to defend ourselves vigorously.

From time to time, we are a defendant in certain lawsuits alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These claims are generally covered by certain insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement, we establish sufficient reserves to cover probable losses associated with such claims. Except as otherwise described above, we have product liability insurance coverage in amounts it considers necessary to prevent material losses. We recognize losses when they are known or considered probable and the amount can be reasonably estimated.

Defending and prosecuting intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings is costly and time-consuming. Further litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary right of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. We cannot assure provide assurance that we can obtain any necessary licenses on satisfactory terms, if at all.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on The NASDAQ Stock Market under the symbol ARTC. The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our Common stock.

	2005
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$32.20	$35.18	$40.98	$42.18
Low	25.62	27.23	34.13	35.22

	2004
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$27.30	$29.35	$29.94	$33.11
Low	21.54	19.76	22.56	26.98

As of February 3, 2006, there were no outstanding shares of preferred stock and 284 holders of record of 25,256,912 shares of outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans, including the Company’s 2003 Incentive Stock Plan, 1993 Incentive Stock Plan, 1995 Director Option Plan and 1996 Employee Stock Purchase Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,854,171	$18.99	409,427	(1)
Equity compensation plans not approved by security holders(2)	1,948,704	$20.24	220,516
Total	4,802,875	$19.50	629,943

(1)	Includes 83,820 shares remaining available for future issuance under the Company’s 1996 Employee Stock Purchase Plan.
(2)	Consists of shares issuable under our Amended and Restated Non-statutory Option Plan, which does not require the approval of, and has not been approved by, our stockholders.

AMENDED AND RESTATED NONSTATUTORY OPTION PLAN

The Company’s Amended and Restated Nonstatutory Option Plan (the “NSO Plan”) provides for the grant of options to employees and consultants of the Company. The Board of Directors of the Company initially adopted the NSO Plan in May 1999. As of December 31, 2005, a total of 3,550,000 shares of common stock are reserved for issuance under the NSO Plan, options for 1,993,135 shares were outstanding under the NSO Plan, and 220,516 shares remained available for future grants. The NSO Plan is not required to be and has not been approved by the Company’s stockholders.

Options granted under the NSO Plan will be non-statutory stock options. Incentive stock options, within the meaning of Section 422 of the Code, may not be granted under the NSO Plan. The NSO Plan also authorizes the grant of stock purchase rights to our employees and consultants.

Eligibility; Administration.    The NSO Plan provides that awards may be granted to employees and consultants of the Company or any parent or subsidiary of the Company. However, officers and directors of the Company are not eligible to receive awards under the NSO Plan. As of December 31, 2005, approximately 875 people were eligible to participate in the NSO Plan. The NSO Plan may be administered by the Board or Board Committees (the “Administrator”). The Administrator of the NSO Plan will have full power to select, from among the employees and consultants of the Company eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to any participant and to determine the specific terms of each grant, subject to the provisions of the NSO Plan. The interpretation and construction of any provision of the NSO Plan by the Administrator will be final and conclusive.

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

Exercisability Following Termination of Employment.    If an optionee’s employment or consulting relationship terminates for any reason (other than death or disability), then all options held by the optionee under the NSO Plan expire on the earlier of (1) the date set forth in his or her notice of grant, or (2) the expiration date of such option. In the absence of a specified time in the notice of grant, an option will remain exercisable for 90 days following an optionee’s termination (other than for death or disability). To the extent the option is exercisable at the time of the optionee’s termination, the optionee may exercise all or part of his or her option at any time before it expires.

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

FEDERAL INCOME TAX CONSEQUENCES OF NSO PLAN

Non-Statutory Stock Options.    An optionee does not recognize any taxable income at the time he or she is granted a non-statutory stock option. Upon exercise, the optionee recognizes taxable income generally measured by the excess of the current fair market value of the shares over the exercise price. Any taxable income recognized in connection with an option exercise by an employee of the Company is subject to tax withholding by the Company. The Company is generally entitled to a deduction in the same amount as the ordinary income recognized by the optionee. Upon a disposition of such shares by the optionee, any difference between the sale price and the optionee’s exercise price, to the extent not recognized as taxable income as provided above, is treated as long-term or short-term capital gain or loss, depending on the holding period.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future. Net income for 2005 and net loss for 2004 reflect significant charges related to acquisitions during the period, as described within Acquired in-process research and development costs in Item 7.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data:
Product sales	$206,533	$147,830	$114,719	$84,965	$70,300
Royalties, fees and other	7,801	6,318	4,134	3,822	8,075
Total revenues	214,334	154,148	118,853	88,787	78,375
Gross profit	150,128	103,048	80,912	55,378	50,684
Operating expenses	117,069	126,801	72,767	56,225	42,994
Net income (loss)	23,530	(26,189)	7,456	1,132	10,060
Basic net income (loss) per share	$0.97	$(1.21)	$0.36	$0.05	$0.45
Diluted net income (loss) per share	$0.89	$(1.21)	$0.34	$0.05	$0.43

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities (including long-term portion)	$23,317	$21,836	$31,318	$52,851	$76,695
Working capital	98,841	80,912	67,670	72,939	98,642
Total assets	266,978	240,531	138,138	135,952	133,697
Long-term liabilities	4,092	34,290	155	161	53
Total stockholders’ equity(1)	228,894	175,252	120,648	118,163	125,093

(1)	We have not declared any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report on Form 10-K which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in “Risk Factors” set forth in Part I of this Report as well as other risks and uncertainties in the documents incorporated herein by reference.

Overview

We are a medical device company that develops, manufactures and markets products based on our patented Coblation technology. Our products allow surgeons to operate with increased precision and accuracy, limiting damage to surrounding tissue thereby reducing pain and speeding recovery for the patient. Our products operate at lower temperatures than traditional electrosurgical or laser surgery tools and enable surgeons to ablate, shrink, sculpt, cut, or aspirate soft-tissue in surgery procedures with one multi-purpose surgical system.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The most significant areas involving management judgments and estimates are described below and are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements. Actual results could differ materially from these estimates.

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

We recognize license fee and other revenue over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Royalties are recognized as earned, generally based on the licensees’ product shipments. These items are classified as royalties, fees and other revenues on the accompanying statements of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales on the accompanying statements of operations. Additionally, we assess risks of loss on accounts receivable and make adjustments to our allowance for doubtful accounts based on our assessment. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. We believe that the allowance for doubtful accounts of $1.4 million at December 31, 2005 is adequate to provide for probable losses associated with accounts receivable.

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

Business Combinations

Accounting for our business acquisitions requires extensive accounting estimates and judgments to allocate the purchase price between net tangible assets, in-process research and development, other identifiable intangible assets, and goodwill. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair value at the date of acquisition.

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill for impairment on December 31 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. We currently have recorded goodwill related to our acquisitions of Atlantech, MDA and

Opus Medical. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value. We have accumulated goodwill of $59.2 million and other intangible assets of $40.9 million as of December 31, 2005.

Intangible assets with finite lives are amortized over the estimated useful life of each asset. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. To date, we have not had an impairment associated with these intangible assets.

In connection with the Opus and ATI acquisitions, we made significant estimates of $36.4 million and $2.4 million, respectively, related to the valuation of purchased in-process research and development (IPR&D) projects. Our policy defines IPR&D as the value assigned to those projects which have no alternative future use, including those for which the related products have not reached technological feasibility or have not received regulatory approval. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the amount and timing of future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. In determining loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accrual estimates should be adjusted.

Income Taxes

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

Stock-Based Compensation

We account for stock-based employee compensation using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the award. We account for stock options issued to non-employees using the fair value method of accounting, which requires us to assign a value to the stock options issued based on the Black-Scholes pricing model and to record that value as a compensation expense over the period the award vests. If we were to account for stock options issued to employees using the fair value method of accounting rather than the intrinsic value method, our results of operations would be significantly affected. See Note 2 to the consolidated financial statements for a discussion of the current application of Statement of Financial Accounting Standards No.123, Accounting for Stock-based Compensation to our stock compensation program and for a discussion of Statement of Financial Accounting Standards No. 123R, (“Statement 123R”), which we will adopt beginning January 1, 2006, and which we expect to have a significant impact on our results of operations. A number of uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures, employee stock option exercise behavior, interest rate fluctuations, and related tax implications affect our assessment of estimated compensation charges. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value estimation method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods.

Results of Operations

	Year Ended December 31,
(Dollar amounts in thousands)	2005		2004		2003
Revenues:
Product sales	$206,533	96%	$147,830	96%	$114,719	97%
Royalties, fees and other	7,801	4%	6,318	4%	4,134	3%

Total revenues	214,334	100%	154,148	100%	118,853	100%
Cost of product sales	64,206	30%	51,100	33%	37,941	32%

Gross profit	150,128	70%	103,048	67%	80,912	68%

Operating expenses:
Research and development	21,015	10%	13,346	9%	10,642	9%
Sales and marketing	75,302	35%	58,087	38%	46,100	39%
General and administrative	12,202	6%	16,310	10%	14,845	12%
Amortization of intangible assets	6,150	3%	2,658	2%	1,180	1%
Acquired in-process research and development costs	2,400	1%	36,400	23%	—

Total operating expenses	117,069	55%	126,801	82%	72,767	61%

Income (loss) from operations	33,059	15%	(23,753)	(15%)	8,145	7%
Interest and other income (expense), net	(2,336)	(1%)	824	0%	2,357	2%

Income (loss) before income taxes	30,723	14%	(22,929)	(15%)	10,502	9%
Income tax provision	7,193	3%	3,260	2%	3,046	3%

Net income (loss)	$23,530	11%	$(26,189)	(17%)	$7,456	6%

Revenues

Product Sales consist principally of sales of disposable devices. Product sales for fiscal 2005 were $206.5 million, compared to $147.8 million and $114.7 million in fiscal 2004 and 2003, respectively. Product sales by product market for the periods shown were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2005		2004		2003
Sports Medicine	$139,868	68%	$97,574	66%	$82,114	72%
ENT	43,546	21%	28,357	19%	17,169	15%
ArthroCare Spine	23,110	11%	21,614	15%	14,229	12%
Coblation Technology	9	0%	285	0%	1,207	1%

Total Product Sales	$206,533	100%	$147,830	100%	$114,719	100%

Product sales by market for the years presented were favorably affected by sales from our acquired product lines. Atlantech, MDA and Opus Medical product sales each contributed more than 3% of total product sales for the year. Product sales included $53.3 million, $23.3 million, and $11.7 million from these acquisitions for the years ended December 31, 2005, 2004 and 2003, respectively.

Product sales by geography for the periods shown were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2005		2004		2003
Americas	$163,230	79%	$111,453	75%	$86,687	76%
United Kingdom	11,656	6%	11,053	8%	8,476	7%
Rest of World	31,647	15%	25,324	17%	19,556	17%

Total Product Sales	$206,533	100%	$147,830	100%	$114,719	100%

Our sustained increase in direct sales presence has continued to have a positive effect on product sales since inception, as did the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our acquisitions of Atlantech, Parallax and Opus Medical product lines have continued to have a positive effect on sales growth.

We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We anticipate that disposable device sales will remain a key component of our product sales in the near future.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology, and continue to work on new product development efforts specifically for knee applications. We believe that, in our nine years of product shipments, we have penetrated 30% to 35% of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 45% of our arthroscopy product sales are being generated by the sale of disposables for use in knee procedures. We expect our sales to continue to be strong in 2006, as we continue to increase our presence in Europe and add the recently acquired MDA and Opus Medical product lines to our sales mix.

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees, and other revenues increased to $7.8 million in 2005 from $6.3 million and $4.1 million in 2004 and 2003, respectively, as a result of increased sales of our products.

Cost of Product Sales

Cost of product sales consist of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Amortization of controllers was $5.8 million in 2005, compared to $6.3 million and $5.0 million in 2004 and 2003, respectively. Controller amortization represented 2.8% of product sales in 2005. This is compared to 2004 and 2003, when controller amortization represented 4% of product sales in 2004 and 2003, respectively. The decrease as a percent of cost of sales for 2005 compared to 2004 is driven by the slower growth in controller placements volume in conjunction with increased revenue reported for the period.

Cost of product sales was $64.2 million, or 30% of total revenues for 2005, compared to $51.1 million, or 33% of total revenues, in 2004 and $37.9 million, or 32% of total revenues, in 2003. Gross product margin as a percentage of product sales increased to 69% in 2005 from 65% in 2004 and 67% in 2003. The increase in gross margin percentage in 2005 compared to 2004 and favorable increase in cost of product sales year over year is due to lower manufacturing costs at our Costa Rica manufacturing facility. Controller manufacturing has been principally conducted in Costa Rica during 2005, where we have benefited from lower labor rates as compared to the prior year. The decrease in gross margin percentage in 2004 compared to 2003 was a result of $1.4 million in charges relating to purchase price adjustments to inventory due to the MDA and Opus Medical acquisitions and start-up costs associated with our third-party logistics project.

The Company expects gross margin to increase slightly in the coming year as we have the benefit of a full year of Opus production in Costa Rica as well as improved margins from its most recent acquisition. Additionally, as the Company expands out of its core Coblation base, the controller amortization percentage of product revenue is also expected to decrease.

Operating Expenses

Research and development expense increased in 2005 to $21.0 million, or 10% of total revenues, from $13.3 million, or 9% of total revenues, in 2004 and from $10.6 million, or 9% of total revenues, in 2003. The dollar increase in research and development expenses in 2005 compared to 2004 is due to a continued investment in our Coblation-based products and in the MDA product line and is primarily attributable to $5.5 million in increased compensation and related expenses due to additional headcount, $0.6 million in prototype development costs, $0.6 million in outside services, and $0.8 million in fixed charges, primarily depreciation and rent. The increase in research and development costs in 2004 as compared to 2003 is primarily due to continued investments in Coblation based products and in the MDA product line and is comprised of $1.2 million in increased compensation and related expense due to increased headcount and $0.6 million in increased prototype development costs.

We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, including for the newly acquired MDA and Opus Medical products, regulatory affairs, clinical studies and patents. Additionally, a portion of the expected increase in operating expenses in 2006 compared to 2005 is expected to be attributable to our January 1, 2006 adoption of Statement 123R. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expense increased in 2005 to $75.3 million, or 35% of total revenues, from $58.1 million, or 38% of total revenues, in 2004, and from $46.1 million, or 39% of total revenues, in 2003. The increase in absolute dollars for 2005 compared to 2004 related primarily to $10.3 million in increased sales commissions associated with increased sales volume, $5.6 million in additional compensation and related expenses associated with our increased direct sales force, and $1.1 million in increased accounts receivable reserves. Increased expenses in 2004 as compared to 2003 related primarily to $3.7 million in increased sales commissions associated with the increased sales volume, $4.5 million in additional compensation and related expenses associated with our increased direct sales force and $2.5 million in sales and marketing expenses associated with the MDA and Opus Medical acquisitions.

We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to commercialize and market future products. Further absolute dollar increases in sales and marketing expenses are expected to be driven by increased sales volumes from all product lines. Additionally, a portion of the expected increase in 2006 compared to periods in 2005 will be attributable to our January 1, 2006, adoption of Statement 123R.

General and administrative expense decreased to $12.2 million, or 6% of total revenues, from $16.3 million, or 10% of total revenues, in 2004, and from $14.8 million, or 12% of total revenues, in 2003. The decrease is primarily due to litigation settlement payments associated with the Smith & Nephew License and Settlement Agreement, which has been recorded as a reduction of legal fees, partially offset by $2.1 million of additional compensation and related expenses associated with increasing our headcount in our accounting and other administrative functions. The increase in general and administrative expenses in 2004 as compared to 2003 is due primarily to a $2.7 million increase in outside services, principally related to Sarbanes-Oxley compliance, and $1.9 million in increased facilities and depreciation expense relating to the MDA and Opus Medical acquisitions. These increases were partially offset by reduced patent-related legal spending.

We expect that general and administrative expenses will increase slightly as a percentage of total revenues during 2006, due to one-time settlement charges that we expect to incur in 2006. Additionally, a portion of the expected increase in 2006 compared to periods in 2005 will be attributable to our January 1, 2006, adoption of Statement 123R.

Amortization of intangible assets increased to $6.2 million, or 3% of total revenues, in 2005, from $2.7 million, or 2% of total revenues, in 2004, and from $1.2 million, or 1% of total revenues, in 2003. The increase in 2005 compared to 2004 is attributable to amortization of intangible assets acquired in the ATI and Opus Medical acquisitions. The increase in amortization in 2004 as compared to 2003 relates to amortization of intangible assets acquired in the Opus Medical and MDA acquisitions. We expect that amortization of intangible assets will remain at current levels, due to our acquired assets.

Acquired in-process research and development costs (IPR&D), incurred in connection with the research and development efforts acquired in our acquisition of ATI during the quarter ended September 30, 2005, totaled $2.4 million. Prior to the acquisition, we did not have a comparable product under development. This expense related to technology for arresting bleeding that had not yet reached technological feasibility and had no alternative future use. We expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the project will culminate in a product having commercial viability. The nature of the efforts to develop the acquired technology into a commercially viable product consists principally of planning, designing and conducting clinical testing necessary to obtain regulatory approvals, as well as packaging and shipping considerations. At December 31, 2005, the research and development of this product was completed and the product is ready for commercial launch to commence in the first quarter of 2006.

In connection with our acquisition of Opus Medical during the fourth quarter of 2004, we expensed $36.4 million of the purchase price for IPR&D for projects related to automated suturing technology applicable to sports medicine surgical procedures, as shown in the table below:

	(in thousands)
Acquired IPR&D Project Type	Projected Cost to Complete	Estimated Completion Date	Value
Shoulder joint repairs	$784	December 2005	$11,000
Implantables	392	July 2006	25,000
Tendon repairs	392	December 2005	400

Total	$1,568		$36,400

These projects related to technology that had not yet reached technological feasibility and had no future alternative use. The products involved novel implantable technology and devices for improving both the shoulder joint repair and biceps tendon repair procedures. Included in the projected completion costs are expenses associated with final product testing, FDA clearances and the development of high quality, high yield manufacturing processes. Prior to the acquisition, we did not have a comparable product under development. At December 31, 2005, approximately 75% of the projected $1.6 million of research costs had been incurred and the remainder is expected to be incurred in the first half of 2006.

At the time of the acquisitions noted above, we expected all acquired IPR&D to reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals.

The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability were not achieved, the Company would likely look to other alternatives to provide these therapies.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was a net expense of $2.3 million in 2005 compared to income of $0.8 million in 2004 and $2.4 million in 2003. Of the $3.1 million increase in net interest and other expense, approximately $0.4 million is associated with interest on debt incurred due to our acquisitions of MDA and Opus Medical. The remaining net expense increase of $2.7 million is attributed to foreign exchange losses incurred in 2005, whereas we had foreign exchange gains in the same period of 2004. The decrease in interest and other income in 2004 was due to lower cash balances and higher debt incurred due to our acquisitions of MDA and Opus Medical. We anticipate interest and other income to increase in the future due to anticipated borrowings under our revolving credit facility.

Income Tax Provision

The provision for income taxes was $7.2 million for 2005, compared to $3.3 million for 2004 and $3.0 million for 2003. The effective tax rate for 2005 was 23% compared to 14% in 2004; however, excluding the Opus Medical in-process research and development charge in 2004, the effective rate was 24%. This compared to an effective rate of 29% in 2003. The improvement in the effective tax rate from 2003 to 2005 is primarily due to the continued expansion of business activities in our Costa Rica operations and to tax credits for research and development activities.

Liquidity and Capital Resources

As of December 31, 2005, we had $98.8 million in working capital, compared to $80.9 million at December 31, 2004. Our principal sources of liquidity consisted of $23.3 million in cash, cash equivalents, and short-term investments at December 31, 2005. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of tax-exempt municipal bonds.

Cash generated by operating activities for 2005 was $37.1 million, primarily attributable to net income adjusted for non-cash items, partially offset by increases in accounts receivable and inventories precipitated by our increased sales volume and operating activities. Cash generated by operating activities in 2004 was $17.2 million, mainly attributable to net income, excluding certain charges for non-cash items of $55.9 million, partially offset by an increased investment in inventory, necessary for our increased sales volume, and a buildup of accounts receivable and other assets, also precipitated by our increased sales volume and operating activity. Cash generated by operating activities was $2.4 million in 2003, mainly attributable to net income, adjusted for non-cash items, of $18.1 million, partially offset by an increased investment in inventory, necessary for our increased sales volume, and a buildup of accounts receivable and other assets, also precipitated by our increased sales volume and operating activity.

Accounts receivable, net of allowances, increased to $47.1 million at December 31, 2005 from $34.0 million at December 31, 2004. The increase in accounts receivable in 2005 was due to the significant increase in sales. Accounts receivable, net of allowances, increased to $34.0 million at December 31, 2004 from $24.1 million at December 31, 2003. The increase in accounts receivable in 2004 was due to the significant increase in sales, slightly offset by an improvement in average collection times. In addition, in connection with a review of outstanding U.S. accounts receivable, we wrote-off old credits of approximately $0.6 million in 2004.

Inventories increased to $47.8 million at December 31, 2005 from $40.5 million at December 31, 2004. The increase in inventory was in order to support anticipated increasing product sales activity. We expect slight increases in current inventory levels as our sales increase. Inventories increased to $40.5 million at December 31, 2004 from $33.1 million at December 31, 2003. The increase in inventory was in order to support anticipated increasing product sales activity. Additionally, approximately $4.0 million of the increase related to our acquisition of Opus. We expect future inventory levels to increase in absolute dollar value in order to support sales volume increases, to provide safety stock and support our expansion into additional markets.

Cash used in investing activities was $16.4 million in 2005 due to the $10.0 million payment made for the purchase of ATI’s assets in August 2005, accompanied by $9.6 million associated with the capitalization of controllers and $3.7 million in fixed asset investments, offset by net sales of $7.4 million in available for sale securities. Cash used in investing activities was $70.1 million in 2004, as compared to $15.0 million in 2003, due mainly to the purchases of MDA and Opus Medical of $56.1 million in addition to $15.0 million in investments in fixed assets, offset by net sales of available for sales securities of $1.0 million. Investments in property and equipment increased to $15.0 million for 2004, as compared to $13.8 million in 2003. The increase was primarily due to the capitalization of controllers placed with customers, in addition to normal purchases of equipment.

Cash used in financing activities was $11.2 million for 2005, compared to cash provided by financing activities of $43.8 million in 2004, due primarily to loan repayments, partially offset by stock option exercises. The increase in proceeds from the exercise of common stock options and warrants from 2005 is primarily driven by our higher stock prices in 2005, which led to increased exercises of options and warrants. Cash provided by financing activities was $43.8 million for 2004, compared to cash used in financing activities of $7.4 million in 2003, primarily due to loans taken out to finance our acquisitions. The increase in proceeds from the exercise of common stock options and warrants from 2003 is primarily driven by our higher stock prices in 2004, which led to increased exercises of options and warrants.

The fair value of our investments in marketable securities at December 31, 2005 was $2.6 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds.

In October 2004, in anticipation of the acquisition of Opus Medical, the Company amended and restated its existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, ArthroCare was able to borrow up to $20.0 million under a revolving line of credit and up to $30.0 million under a term commitment loan. The Company could borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a Eurodollar rate. The increase over the base rate of either type of loan was determined by the Company’s leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contained covenants that specified minimum financial ratios and limited the Company’s ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may have resulted in acceleration of its repayment obligation. In October 2005, the Company repaid all amounts currently outstanding, totaling $25.7 million, under its then existing credit facility. This credit facility was cancelled on January 13, 2006.

On January 13, 2006, the Company entered into a $100 million, five-year, secured revolving credit facility to fund earn-out payments associated with the Opus Medical acquisition and general corporate purposes. See Note 19 to the consolidated financial statements for additional information.

Disclosures about Contractual Obligations and Commercial Commitments

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing of stock options, and the timing of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors. The following table aggregates all material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2005:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$8,946	$2,240	$3,093	$1,676	$1,937
Purchase commitments with suppliers(1)	6,859	2,459	4,400	—	—

Total	$15,805	$4,699	$7,493	$1,676	$1,937

(1)	Represents agreements to purchase products that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased and the approximate timing of the payments.

In January 2006, we disbursed $35.0 million to the former Opus Medical shareholders in satisfaction of requirements outlined in the merger agreement and upon resolution of certain contingencies, utilizing the revolving credit facility finalized in early January. We anticipate that we will issue additional consideration in 2006 of approximately $21.3 million based on the finalization of certain contingencies in accordance with the merger agreement. A final payment of up to $5 million may be made in the fourth quarter of 2006 subject to the release of certain purchase contingencies. For the remaining payments in 2006, we anticipate using funds from the credit facility or issuing stock to satisfy these potential obligations.

We believe that the above-described credit and term facilities, in addition to cash generated from operations, as well as our existing cash balances and short-term investments, will be sufficient to fund our operations through fiscal year 2006 and in the near future. After 2006, excluding any acquisition-related activities, we plan to fund our operations through our operating cash flows. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123R. Generally, Statement 123R requires companies to recognize as compensation expense in the statements of operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. In January 2005, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for Statement 123R.

We are required to adopt Statement 123R in the first quarter of fiscal 2006 and are continuing to evaluate the impact of the standard on our operating results and financial condition. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. We will adopt the standard using the modified prospective method beginning January 1, 2006.

We have selected the Black-Scholes option-pricing model as the most appropriate fair-value estimation method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. As a result of the provisions of Statement 123R, we expect the compensation charges under Statement 123R to reduce diluted net income per share by approximately $0.15 to $0.20 per share for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures, employee stock option exercise behavior, and related tax implications. Additionally, FAS 123R requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce our operating cash flows and increase net financing cash flows in the period after adoption.

See Note 2 in the notes to consolidated financial statements for the pro forma net income (loss) and net income (loss) amounts, for the years ended December 31, 2005, 2004, and 2003 as if we had used a fair-value-based method similar to the methods required under Statement 123R to measure compensation expense for employee stock incentive awards.

In May 2005, the FASB issued Financial Accounting Standard No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154). APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. The statement is be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this Statement in fiscal year 2006 and do not expect it to have a material impact on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, including cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio.

We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents.

The table below presents principal amounts and related weighted average interest rates as of December 31, 2005 for our cash, cash equivalents and short-term investments (in thousands):

Cash, cash equivalents, and short-term investments	$23,317
Average interest rate	5.0%

Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

Borrowings under our amended and restated credit facility incur interest based on current market interest rates. To the extent that these rates fluctuate, our results of operations and cash flows, as well as our ability to borrow needed capital at a critical time, could be significantly affected. On October 5, 2005, the Company disbursed cash in the amount of $25.7 million to repay its borrowings under its term commitment loan. The term commitment loan was cancelled in connection with the payment.

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. In 2005, most of these currencies weakened against the U.S. Dollar. To the extent that these currencies continue to become stronger or become weaker against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents in 2005 are denominated primarily in U.S. Dollars and Euros. A 10% change in our December 31, 2005 Euro-denominated cash and cash equivalents balance would have an impact on pre-tax income of approximately $0.3 million.

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

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon this evaluation, our CEO and CFO have concluded that, because of the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005. Despite the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the completeness and accuracy of the preparation and review of our intercompany account reconciliations. Specifically, we did not properly reconcile and review intercompany balances resulting from transactions with and between certain of our subsidiaries. This control deficiency resulted in an audit adjustment to the Company’s annual 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to certain of our accounts, primarily accounts receivable, accounts payable and accrued liabilities, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, management (including our CEO and CFO) has concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Management has excluded the business acquired from Applied Therapeutics, Inc. (ATI) from its assessment of our internal control over financial reporting as of December 31, 2005 because ATI was acquired by us in a purchase business combination during 2005. ATI is a wholly-owned subsidiary whose total assets and total revenues each represented less than 3% of our consolidated total assets and consolidated total revenues as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Previously Reported Material Weakness

As we reported in our Annual Report on Form 10-K/A for 2004, management identified a material weakness in our internal control over financial reporting as of December 31, 2004, which is described below.

At December 31, 2004, we did not maintain effective controls over the recording of certain foreign exchange transactions. Specifically, we did not perform adequate analysis and review of the accuracy of the recording of operating results of foreign subsidiaries whose accounting records are maintained in local currencies. This control deficiency resulted in the restatement of our consolidated financial statements for the quarters ended March 31, 2004 and June 30, 2004. Additionally, this control deficiency could result in a misstatement to the other income or related accounts that would result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

Throughout 2005, we implemented procedures designed to correct the material weakness noted above. Management developed a new quarterly process to remeasure the financial statements of affected foreign subsidiaries and controls to review the appropriate use of foreign currency exchange rates and the foreign currency accounts of affected subsidiaries and the reasonableness of those amounts. We have evaluated the design of these new procedures, placed them in operation for a sufficient period of time, and subjected them to appropriate tests, in order to conclude that they are operating effectively. Also during 2005, we have expanded our accounting staff to efficiently and timely execute our new procedures. We have therefore concluded that the above referenced material weakness in internal control over financial reporting has been fully remediated as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

The aforementioned material weakness reported as of December 31, 2005 has resulted in a change in our internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We undertook significant efforts in 2005 to improve our internal control over financial reporting. We committed considerable resources to the design, implementation, documentation and testing of our internal control over financial reporting. Additional efforts were required to remediate the material weakness reported in 2004 and remediate other internal control deficiencies. Our management believes that these efforts have improved our internal control over financial reporting.

While these steps have helped to address the remediated material weakness that existed as of December 31, 2004 noted above, they have not been sufficient to remedy the material weakness reported as of December 31, 2005. We are taking the following steps to remediate this new material weakness:

•	Completing account-by-account reconciliations and reviews of all intercompany accounts during 2006;

•	Improving the interim and annual review and reconciliation process for certain key intercompany account balances; and

•	Enhancing the training and education for our international finance and accounting personnel and new additions to the worldwide finance team.

We believe these steps will enable us to remediate the material weakness reported at December 31, 2005. As part of our 2006 assessment of internal control over financial reporting, our management will conduct sufficient testing and evaluation of these changes in internal control to ascertain that they operate effectively.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

We have adopted a code of business conduct and ethics, or code of conduct, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of conduct is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under as well as under applicable rules of the NASDAQ National Market to become effective in May 2004. Our code of conduct is available on the Investor Relations section of our website (www.arthrocare.com), which is on the Corporate Information section of our website. To the extent required by law or the rules of the NASDAQ National Market, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the Investor Relations section of our website in accordance with SEC rules.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report.

1. Financial Statements.    The following financial statements of the company and the Report of Independent Registered Public Accounting Firm are included in this Report on the pages indicated.

2. Financial Statement Schedule.    The following financial statement schedule of the company as of and for the years ended December 31, 2005, 2004 and 2003, is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the consolidated financial statements, and notes thereto, of the company.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	84

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

2.3

Asset Purchase Agreement, dated as of August 16, 2005, by and among ArthroCare Corporation, a Delaware corporation, ArthroCare (Deutschland) GmbH, a corporation organized under the laws of Germany and a wholly-owned subsidiary of ArthroCare, ArthroCare UK, Ltd., a corporation registered in England & Wales and a wholly-owned subsidiary of ArthroCare, Applied Therapeutics, Inc., a Florida corporation, Applied Therapeutics, Ltd., a corporation registered in England & Wales, Applied Therapeutics GmbH, a corporation organized under the laws of Germany and BHK Holding, a corporation organized under the laws of the Cayman Islands. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2005).

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

10.2*

Incentive Stock Plan and form of Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.2 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.3*

Director Option Plan and form of Director Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.3 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.4*

Employee Stock Purchase Plan and forms of agreements there under. (Incorporated herein by reference to Exhibit 10.4 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

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

10.7

Consulting Agreement dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto. (Incorporated herein by reference to Exhibit 10.7 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.8

Consulting Agreement dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto. (Incorporated herein by reference to Exhibit 10.8 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.9

Lease Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto. (Incorporated herein by reference to Exhibit 10.9 filed previously with the Registrant’s Registration Statement on Form S-1 (registration No. 33-80453)).

10.10

Amended and Restated Stockholder Right Agreement dated October 16, 1995, between the Registrant and certain holders of the Registrant’s securities. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant’s Registration Statement on form S-1 (Registration No. 33-80453)).

10.11

Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant. (Incorporated herein by reference to Exhibit 10.21 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.12

Amended and Restated Stockholder Rights Agreement dated October 2, 1998, between the Registrant and Norwest Bank Minnesota, N.A. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant’s Registration Statement on Form 8-A filed October 21, 1998 (Registration No. 000-27422)).

10.13

Exclusive Distributor Agreement dated August 21, 1997, between the Registrant and Kobyashi Pharmaceutical Company, Ltd. (Incorporated herein by reference to Exhibit 10.25 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 1997).

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

10.27*

Nonstatuatory Stock Option Plan and form of Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.35 filed previously with this the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999).

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

10.44

Employment Agreement between the Registrant and Michael Baker dated January 1, 2003 (Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed on November 26, 2004).

10.45††

Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated October 15, 2004 (Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q filed on November 26, 2004).

10.46	2004/2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Current Report on Form 8-K/A filed on February 22, 2005).

10.47	2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

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

10.52††

Settlement and License Agreement between the Registrant, ArthroCare Caymans, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Registrant and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.53††

Settlement and Distribution Agreement between the Registrant, ArthroCare Caymans, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Registrant and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.54*	2006 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.54 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006).

10.55*	2006 Director Compensation Plan (Incorporated herein by reference to Exhibit 10.55 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006).

10.56	Credit Agreement between the Registrant, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Page 85).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to portions of this exhibit.
††	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ArthroCare Corporation:

We have completed integrated audits of ArthroCare Corporations’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that ArthroCare Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over the completeness and accuracy of the preparation and review of intercompany account reconciliations, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective controls over the completeness and accuracy of the preparation and review of intercompany account reconciliations. Specifically, the Company did not properly reconcile and review intercompany balances resulting from transactions with and between certain of the Company’s subsidiaries. This control deficiency resulted in an audit adjustment to the Company’s annual 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to certain of the Company’s accounts, primarily accounts receivable, accounts payable and accrued liabilities, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the business acquired from Applied Therapeutics, Inc. (ATI) from its assessment of internal control over financial reporting as of December 31, 2005 because ATI was acquired by the Company in a purchase business combination during 2005. We have also excluded ATI from our audit of internal control over financial reporting. ATI is a wholly-owned subsidiary whose total assets and total revenues each represented less than 3% of the Company’s consolidated total assets and consolidated total revenues as of and for the year ended December 31, 2005.

In our opinion, management’s assessment that ArthroCare Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, ArthroCare Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/    PricewaterhouseCoopers LLP

Austin, Texas

March 24, 2006

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$20,717	$11,836
Short-term investments	2,600	10,000
Accounts receivable, net of allowance for doubtful accounts of $1,365 and $400 at 2005 and 2004, respectively	47,138	34,032
Inventories, net	47,834	40,484
Deferred tax assets	11,155	10,685
Prepaid expenses and other current assets	3,389	4,864

Total current assets	132,833	111,901
Property and equipment, net	32,604	29,396
Related party receivables	1,075	1,075
Intangible assets, net	40,901	39,959
Goodwill	59,170	57,859
Other assets	395	341

Total assets	$266,978	$240,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,332	$9,517
Accrued liabilities	6,548	9,925
Accrued compensation	7,469	4,452
Accrued commissions	3,539	2,331
Income taxes payable	4,104	478
Current portion of loan payable	—	4,286

Total current liabilities	33,992	30,989
Loan payable, net of current portion	—	24,643
Deferred tax liabilities	4,092	9,493
Deferred rent	—	154

Total liabilities	38,084	65,279
Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.001: Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001: Authorized: 75,000 shares; Issued and outstanding: 25,255 shares at 2005 and 24,086 shares at 2004	25	24
Treasury stock: 2,704 shares in 2005 and 2004	(42,158)	(42,158)
Additional paid-in capital	269,170	238,355
Deferred compensation	(4,543)	(2,477)
Accumulated other comprehensive income (loss)	770	(592)
Retained earnings (deficit)	5,630	(17,900)

Total stockholders’ equity	228,894	175,252

Total liabilities and stockholders’ equity	$266,978	$240,531

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$206,533	$147,830	$114,719
Royalties, fees and other	7,801	6,318	4,134

Total revenues	214,334	154,148	118,853
Cost of product sales	64,206	51,100	37,941

Gross profit	150,128	103,048	80,912

Operating expenses:
Research and development	21,015	13,346	10,642
Sales and marketing	75,302	58,087	46,100
General and administrative	12,202	16,310	14,845
Amortization of intangible assets	6,150	2,658	1,180
Acquired in-process research and development costs	2,400	36,400	—

Total operating expenses	117,069	126,801	72,767

Income (loss) from operations	33,059	(23,753)	8,145
Interest income	631	379	518
Interest expense	(1,593)	(930)	(84)
Foreign exchange gains (loss), net	(1,333)	1,417	1,596
Other income (expense), net	(41)	(42)	326

Income (loss) before income taxes	30,723	(22,929)	10,502
Income tax provision	7,193	3,260	3,046

Net income (loss)	$23,530	$(26,189)	$7,456

Basic net income (loss) per share	$0.97	$(1.21)	$0.36

Shares used in computing basic net income (loss) per share	24,375	21,594	20,885

Diluted net income (loss) per share	$0.89	$(1.21)	$0.34

Shares used in computing diluted income (loss) per share	26,407	21,594	21,942

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balances, December 31, 2002	21,172	$21	$(31,104)	$149,397	$—	$(984)	$833	$118,163
Issuance of common stock through:
Exercise of warrants and options	387	1	—	3,007	—	—	—	3,008
Employee stock purchase plan	67	—	—	752	—	—	—	752
Issuance of restricted stock	126	—	—	1,138	(1,138)	—	—	—
Stock compensation	—	—	—	392	187	—	—	579
Income tax benefit resulting from exercise of stock options	—	—	—	1,597	—	—	—	1,597
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	(194)	—	(194)	$(194)
Currency translation adjustment	—	—	—	—	—	342	—	342	342
Purchase of common stock	(727)	(1)	(11,054)	—	—	—	—	(11,055)
Net income	—	—	—	—	—	—	7,456	7,456	7,456

Balances, December 31, 2003	21,025	21	(42,158)	156,283	(951)	(836)	8,289	120,648	$7,604

Issuance of common stock through:
Exercise of options	1,009	1	—	14,266	—	—	—	14,267
Employee stock purchase plan	44	—	—	879	—	—	—	879
Issuance of restricted stock	71	—	—	2,123	(2,123)	—	—	—
Purchase of Opus Medical	1,937	2	—	59,998	—	—	—	60,000
Stock compensation	—	—	—	176	597	—	—	773
Income tax benefit resulting from exercise of stock options	—	—	—	4,630	—	—	—	4,630
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	173	—	173	$173
Currency translation adjustment	—	—	—	—	—	71	—	71	71
Net loss	—	—	—	—	—	—	(26,189)	(26,189)	(26,189)

Balances, December 31, 2004	24,086	24	(42,158)	238,355	(2,477)	(592)	(17,900)	175,252	$(25,945)

Issuance of common stock through:
Exercise of options	1,020	1	—	16,459	—	—	—	16,460
Employee stock purchase plan	48	—	—	1,291	—	—	—	1,291
Issuance of restricted stock	101	—	—	3,392	(3,392)	—	—	—
Stock compensation	—	—	—	90	1,326	—	—	1,416
Income tax benefit resulting from exercise of stock options	—	—	—	9,583	—	—	—	9,583
Currency translation adjustment	—	—	—	—	—	1,362	—	1,362	$1,362
Net income	—	—	—	—	—	—	23,530	23,530	23,530

Balances, December 31, 2005	25,255	$25	$(42,158)	$269,170	$(4,543)	$770	$5,630	$228,894	$24,892

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$23,530	$(26,189)	$7,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development projects	2,400	36,400	—
Depreciation and amortization	16,768	13,523	9,772
Loss on disposition of equipment	39	85	30
Provision for doubtful accounts receivable and product returns	1,111	586	—
Provision for excess and obsolete inventory	856	246	193
Non-cash stock compensation expense	1,416	773	579
Deferred taxes	(5,871)	(1,966)	1,423
Income tax benefit relating to employee stock options	9,583	4,630	1,597
Other	1,096	(334)	41
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(14,753)	(7,624)	(5,470)
Inventories	(7,655)	(2,627)	(10,028)
Prepaid expenses and other current assets	1,290	(1,166)	(1,399)
Other assets	28	175	(58)
Accounts payable	3,397	(1,242)	(1,350)
Accrued liabilities	317	2,575	(390)
Income taxes payable	3,626	(644)	—

Net cash provided by operating activities	37,178	17,201	2,396

Cash flows from investing activities:
Purchases of property and equipment	(13,281)	(14,956)	(13,779)
Payment for purchase of Opus Medical, net of cash acquired	—	(30,910)	—
Payment for purchase of MDA, net of cash acquired	—	(25,183)	—
Payment for purchase of ATI, net of cash acquired	(10,000)	—	—
Payment for purchase of Atlantech, net of cash acquired	—	—	(630)
Purchases of intangible assets	(521)	—	(2,150)
Purchases of available-for-sale securities	—	(60,932)	(73,938)
Sales or maturities of available-for-sale securities	7,400	61,866	75,514

Net cash used in investing activities	(16,402)	(70,115)	(14,983)

Cash flows from financing activities:
Purchase of treasury stock	—	—	(11,055)
Repayment of loan from bank	(28,928)	(16,071)	(56)
Proceeds from loan from bank	—	44,750	—
Proceeds from issuance of common stock, net of issuance costs	1,291	879	752
Proceeds from exercise of options and warrants to purchase common stock, net of issuance costs	16,460	14,267	3,008

Net cash provided by (used in) financing activities	(11,177)	43,825	(7,351)

Effect of exchange rate changes on cash and cash equivalents	(718)	35	75

Net increase (decrease) changes in cash and cash equivalents	8,881	(9,054)	(19,863)
Cash and cash equivalents, beginning of year	11,836	20,890	40,753

Cash and cash equivalents, end of year	$20,717	$11,836	$20,890

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—FORMATION AND BUSINESS OF THE COMPANY

ArthroCare Corporation (“ArthroCare” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. The Company designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Its products are based on the Company’s patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology involves an innovative use of a non-thermal process and has the capability of performing at temperatures lower than traditional electrosurgical tools. ArthroCare’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. It is a global company with manufacturing facilities in the United States and Costa Rica and sales offices in the United States and Europe.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.    The Company uses the calendar year as its fiscal year.

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

Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

Short-term Investments.    Short-term investments consist of tax-exempt municipal bonds with readily determinable fair market values and original maturities in excess of three months. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method; however, for the years ended December 31, 2005, 2004 and 2003, there were no realized gains or losses.

From time to time, the Company may invest in variable rate demand notes that previously have been classified as cash equivalents. The Company had $10.0 million of these securities that were classified as cash equivalents at December 31, 2004. The Company has determined that it is appropriate to classify such securities as short-term investments. The Company has revised its consolidated balance sheet at December 31, 2004 and consolidated statements of cash flows for the year ended December 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change increased net cash used in investing activities by $10.0 million for the year ended December 31, 2004. This change in classification does not affect previously reported cash flows from operations or from financing activities, or net income (loss) for any period.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories.    The Company’s inventories, which include material and labor costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis, not in excess of market value. It records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value.

Property and Equipment.    Property and equipment, including equipment under capital leases, is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of three to five years and 30 years for buildings. The Company places the majority of its manufactured controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized to cost of product sales over a three or four-year period. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term. Maintenance and repair costs are charged to operations as incurred.

Revenue Recognition and Allowance for Doubtful Accounts.    The Company recognizes product revenue after shipment of its products to customers and upon fulfillment of any acceptance terms, and when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of a provision for estimated product returns.

The Company recognizes license fee and other revenue over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Royalties are recognized as earned, generally based on the licensees’ product shipments. These items are classified as royalties, fees and other revenues on the accompanying statements of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales on the accompanying statements of operations.

The Company maintains an allowance for doubtful accounts receivable based on its assessment of the collectibility of customer accounts. The Company regularly reviews its allowance, considering such factors as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay.

Acquired In-Process Research and Development (IPR&D).    When the Company acquires another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets, and goodwill. Company policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility, have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Goodwill.    The Company’s methodology for allocating the purchase price relating to business acquisitions is consistent with established valuation techniques in the medical device industry. Goodwill is measured as the excess of the cost of the business acquired over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), the Company performs an annual impairment test of goodwill. The Company evaluates

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill as of December 31st each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by Statement 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. Using data as of December 31, 2005 and 2004, the Company passed the first step. The Company also reviewed other factors to determine the likelihood of impairment. Based on these findings, net goodwill balance of $59.2 million is not considered impaired at December 31, 2005.

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

Advertising Expense.    Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $3.9 million, $4.0 million, and $3.4 million in 2005, 2004 and 2003, respectively.

Stock-Based Compensation.    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company accounts for stock-based employee compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. It accounts for stock options issued to non-employees using the fair value method of accounting. When the Company issues options to its employees with an exercise price equal to the market value of the underlying common stock on the date of grant or issuance, no stock-based compensation costs are recorded. In the event that stock-based awards are issued with an exercise price that is less than the market value of the underlying common stock on the date of grant or issuance, the Company records deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the award.

The Company will adopt Statement 123 (revised 2004), Share-Based Payment in the first quarter of fiscal 2006. See the “Recent Accounting Pronouncements” section below for further discussion of this new standard and the impact to ArthroCare.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had employee stock-based compensation been determined based on the fair value at the grant date for awards in fiscal years 2005, 2004, and 2003, the Company’s basic and diluted net income (loss) per share would have been as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss)—as reported	$23,530	$(26,189)	$7,456
Add: Stock-based employee compensation expense recognized in net income (loss), net of tax effects	751	202	112
Less: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(8,462)	(12,089)	(12,800)

Pro forma net income (loss)	$15,819	$(38,076)	$(5,232)

Net income (loss) per share:
Basic—as reported	$0.97	$(1.21)	$0.36
Basic—pro forma	$0.65	$(1.76)	$(0.25)
Diluted—as reported	$0.89	$(1.21)	$0.34
Diluted—pro forma	$0.60	$(1.76)	$(0.25)

Foreign Currency Translation.    Certain of the Company’s wholly owned subsidiaries have functional currencies other than the U.S. dollar. The functional currency of Atlantech Medical Devices, Ltd. (UK) is the British Pound. The functional currency of Atlantech GmbH (Germany), Atlantech Medizinische Produkte Vertreibs (Austria), ArthroCare Italy SPA and ArthroCare France SRL is the Euro. Accordingly, all balance sheet accounts of these operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of these subsidiaries financial statements are recorded directly into a separate component of stockholders’ equity under the caption accumulated other comprehensive income (loss).

The functional currency of all other non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are remeasured into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are remeasured using historical rates of exchange. Income and expense elements are remeasured into U.S. dollars using average exchange rates in effect during the period. Gains and losses from currency transactions denominated in currencies other than the U.S. dollar are recorded as other income or loss in the statements of operations.

Concentration of Risks and Uncertainties.    Substantially all of the Company’s cash and cash equivalents are maintained at financial institutions in the United States. Deposits at these institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of cash and cash equivalents. The Company purchases certain key components of its products from sole, single or limited source suppliers. For some of these components there are few alternative sources. A reduction or stoppage in supply of sole-source components would limit the Company’s ability to manufacture certain products. There can be no assurance that an alternate supplier could be established if necessary or that available inventories would be adequate to meet ArthroCare’s production needs during any prolonged interruption of supply.

The Company’s products require approval from the United States Food and Drug Administration (FDA) and international regulatory agencies prior to the commencement of commercial sales. There can be no assurance that

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its products will receive any of these required approvals. If the Company were denied such approvals, or if such approvals were delayed, it would have a material adverse impact on its business. Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses when needed, but historically has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area.

Fair Value of Financial Instruments.    The carrying values of the Company’s financial instruments approximate their fair values.

Income Taxes.    The Company accounts for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Reclassifications.    Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. The effect of such reclassifications is not material to the consolidated financial statements.

Recent Accounting Pronouncements.    In December 2004, the Financial Accounting Standards Board issued Statement 123R. Generally, Statement 123R requires companies to recognize as compensation expense in the statements of operations the fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. In January 2005, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for Statement 123R.

The Company is required to adopt Statement 123R in the first quarter of fiscal 2006 and are continuing to evaluate the impact of the standard on our operating results and financial condition. The pro forma disclosures previously permitted under Statement 123 will no longer be an alternative to financial statement recognition. Statement 123R permits adoption using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning on the effective date based on the requirements of Statement 123R for all share-based payments granted after the effective date and based on Statement 123 for all awards granted to employees prior to the effective date that remain unvested on the effective date or (2) a “modified retrospective” method which includes the requirements of the modified prospective method, but also permits entities to restate all periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures. The Company will adopt the standard using the modified prospective method beginning January 1, 2006.

The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value estimation method for its awards and will recognize compensation cost on a straight-line basis over its awards’ vesting periods. As a result of the provisions of Statement 123R, the Company expects the compensation charges under Statement 123R to reduce diluted net income per share by approximately $0.15 to $0.20 per share for fiscal 2006. However, the Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of uncertainties, including its future stock-based compensation strategy, stock price volatility, estimated forfeitures, employee stock option exercise behavior, and related tax implications. Additionally, FAS 123R requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce the Company’s operating cash flows and increase net financing cash flows in the period after adoption.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2005, the FASB issued Financial Accounting Standard No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (FAS 154). APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. The statement is be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement in fiscal year 2006 and does not expect it to have a material impact on its financial position or results of operations.

NOTE 3—SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2005 and 2004, consisting of tax-exempt municipal bonds, were acquired at an aggregate cost of $2.6 million and $10.0 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented which approximates aggregate cost at December 31, 2005 and December 31, 2004.

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value, all of which matures beyond five years, but has interest reset maturities of less than thirty-five days.

NOTE 4 —COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding and potential shares of common stock when they are dilutive. The following is a reconciliation of the numerator, net income (loss), and the denominator number of shares used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$23,530	$(26,189)	$7,456

Basic:
Weighted-average common shares outstanding	24,375	21,594	20,885

Basic net income (loss) per share	$0.97	$(1.21)	$0.36

Diluted:
Weighted-average shares outstanding used in basic calculation	24,375	21,594	20,885
Dilutive effect of options	1,933	—	1,006
Dilutive effect of unvested restricted stock	99	—	51

Weighted-average common stock and common stock equivalents	26,407	21,594	21,942

Diluted net income (loss) per share	$0.89	$(1.21)	$0.34

Options excluded from calculation as their effect would be anti-dilutive	142	5,363	2,556

Price range of excluded options	$34.03-$48.56	$0.20-$48.56	$16.22-$48.56

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INVENTORY

The following summarizes the Company’s inventories (in thousands):

	December 31,
	2005	2004
Raw materials	$11,771	$10,809
Work-in-progress	4,455	5,349
Finished goods	31,608	24,326

	$47,834	$40,484

The reserve for excess and obsolete inventory as of December 31, 2005 and 2004, totaled $1.5 and $1.0 million, respectively.

NOTE 6—PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands):

	December 31,		Estimated Useful Lives (Years)
	2005	2004
Controller placements	$49,142	$40,971	3 to 4
Computer equipment and software	13,738	11,674	3 to 5
Machinery and equipment	7,797	6,585	5
Furniture, fixtures and leasehold improvements	3,817	3,447	5(a)
Construction in process	2,409	1,286	—
Building and improvements	2,646	2,435	30
Tooling and molds	3,152	2,683	5
Land	400	406	—

	83,101	69,487
Less accumulated depreciation	(50,497)	(40,091)

Property and equipment, net	$32,604	$29,396

(a)	The estimated useful life for leasehold improvements is the shorter of 5 years or the life of the lease.

Depreciation expense related to ArthroCare’s property and equipment was $11.2 million, $10.6 million, and $8.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2003	$10,383
Acquisitions and adjustments	47,477

Balance at December 31, 2004	57,859
Translation adjustments and other	1,311

Balance at December 31, 2005	$59,170

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill balance at December 31, 2004 pertains to the MDA and Opus business combinations completed in January and November 2004, respectively and to the Atlantech acquisition completed in 2002. During 2005, The Company recorded translation adjustments for the application of current exchange rates in the translation of Atlantech’s goodwill, which had previously been translated at historical exchange rates.

Intangible assets with definite lives

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business and are subject to amortization. Intangible assets consist of the following (in thousands):

	December 31,		Estimated Useful Life
	2005	2004
Intellectual property rights	$29,137	$23,700	8 years
Patents	11,700	10,500	8 years
Trade name/trademarks	4,800	4,400	7-8 years
Distribution/customer network	4,018	3,700	5 years
OEM contractual agreements	1,160	1,160	2-7 years
Licensing, employment and non-competition agreements	1,495	1,050	1-10 years

	52,310	44,510
Accumulated amortization	(11,409)	(4,551)

Net intangible assets	$40,901	$39,959

Intangible assets with definite lives are being amortized on ratably over the assets’ estimated useful lives, which range between one and ten years as indicated in the table above. Total amortization expense for the years ended December 31, 2005, 2004, and 2003 was approximately $6.5 million, $1.9 million, and $1.4 million, respectively.

Estimated future amortization expense is as follows (in thousands):

2006	$6,984
2007	6,757
2008	5,935
2009	5,696
2010	5,447
Thereafter	10,082

$40,901

NOTE 8—ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	December 31,
	2005	2004
Accrued liabilities:
Accrued acquisition fees	$1,682	$4,234
Accrued dealer commissions	3,539	2,157
Accrued professional fees and other	1,327	3,534

	$6,548	$9,925

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities and certain equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. At December 31, 2005, total future minimum lease payments are as follows (in thousands):

2006	$2,240
2007	1,348
2008	908
2009	837
2010	831
Thereafter	1,937

$8,946

Rent expense was $2.1 million, $2.4 million, and $2.0 million in 2005, 2004 and 2003, respectively.

Warranties

The Company generally provides customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. ArthroCare accrues for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. ArthroCare periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates.

The following table describes the activity in ArthroCare’s warranty accrual (in thousands):

	Year ended December 31,
	2005	2004	2003
Balance at beginning of year	$207	$252	$243
Accruals for warranties issued during the period	929	746	576
Settlements made during the period	(961)	(791)	(567)

Balance at end of year	$175	$207	$252

Litigation

On July 25, 2001, the Company filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew” or “Defendant”) in the United States District Court of Delaware. The lawsuit alleged, among other things, that Smith & Nephew was infringing three patents issued to ArthroCare.

On April 3, 2003, Smith & Nephew filed a lawsuit against ArthroCare in the United States District Court, Western Tennessee alleging that ArthroCare infringed two Smith & Nephew patents—nos. 5,980,504 and 6,261,311. In addition, Smith & Nephew alleged that ArthroCare was in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew requested the Court to issue preliminary and permanent injunction preventing ArthroCare from further infringement of the above-mentioned patents and from making further false or misleading statements concerning Smith & Nephew’s medical devices.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These lawsuits were dismissed and the claims settled pursuant to a Settlement and License Agreement between ArthroCare and Smith & Nephew on September 2, 2005. As a consequence of this settlement, the Company received a one-time cash payment at signing, which has been recorded as a reduction of legal fees in general and administrative expenses, and will receive a series of related milestone payments over the next twelve months, which the Company anticipates will also be recorded as a reduction to general and administrative expenses. This agreement settles all legal disputes between ArthroCare and Smith & Nephew, including the pending legal matters in Delaware and Tennessee described above.

On December 15, 2005, Bonutti IP, LLC filed a lawsuit against ArthroCare in the United States District Court, Southern District of Illinois alleging that its Opus AutoCuff anchoring system infringed ten Bonutti patents (Nos. 5,527,343; 5,543,012; 5,948,002; 6,010,525; 6,117,160; 6,464,713; 6,569,187; 6,638,279; 5,814,072 and 5,948,001). Bonutti requested the Court to award damages to issue a permanent injunction preventing ArthroCare from further infringement of the above-mentioned patents. Upon initial review, the Company believes that these claims have no merit and it will defend itself vigorously.

From time to time, the Company is a defendant in certain lawsuits alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These claims are generally covered by certain insurance policies, subject to certain deductible amounts and maximum policy limits. When there is no insurance coverage, as would typically be the case primarily in lawsuits alleging patent infringement, the Company establishes sufficient reserves to cover probable losses associated with such claims. Except as otherwise described above, the Company has product liability insurance coverage in amounts it considers necessary to prevent material losses. The Company recognizes losses when they are known or considered probable and the amount can be reasonably estimated.

Defending and prosecuting intellectual property suits, United States Patent and Trademark office (“USPTO”) interference proceedings and related legal and administrative proceedings is costly and time-consuming. Further litigation may be necessary to enforce the Company’s patents, to protect its trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary right of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which ArthroCare may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which would have a material adverse effect on the Company’s business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. There can be no assurance ArthroCare can obtain any necessary licenses on satisfactory terms, if at all.

The Company believes that it has meritorious defenses against the above claims and intends to vigorously contest them. The outcomes of the outstanding litigation matters discussed above are not considered probable or cannot be reasonably estimated for the purpose of recording a liability. Also, except as otherwise described above, the Company has product liability insurance coverage in amounts it considers necessary to prevent material losses. ArthroCare records a liability when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a liability is not recorded.

NOTE 10—DEBT

In October 2004, in anticipation of the acquisition of Opus Medical, the Company amended and restated its existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the amended and restated credit facility, ArthroCare was able to borrow up to $20.0 million under a revolving line of credit and up to $30.0 million under a term commitment loan. The Company could borrow under either of these loans at the Bank of America prime rate plus 0.0% to 1.0% or at a Eurodollar rate. The increase over the base rate of either type of loan was determined by the Company’s leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contained covenants that specified minimum financial ratios and limited the Company’s ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may have resulted in acceleration of its repayment obligation. In October 2005, the Company repaid all amounts currently outstanding, totaling $25.7 million, under its then existing credit facility. This credit facility was cancelled on January 13, 2006.

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock.    As of December 31, 2005, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding.

Treasury Stock.    In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, subject to certain limitations and conditions. In June of 2002, the Board of Directors authorized the repurchase of an additional 2,000,000 shares. In 2002, the Company repurchased 1,029,741 shares at a cost of $12.1 million. In 2003, the Company repurchased 726,543 shares at a cost of $11.0 million. The shares will be used to offset the potentially dilutive effect of employee incentive programs and may be used for other purposes that the Company deems appropriate. ArthroCare accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Stock Option Plans

In May 1993, the Company approved the 1993 Stock Plan (“1993 Plan”) under which the Board of Directors is authorized and directed to enter into stock option agreements with selected individuals. Under the 1993 Plan, ArthroCare is authorized to issue options for up to 5,372,050 shares, which generally become exercisable over a 48-month period. In 2003, an additional 250,000 shares were authorized for issuance. The 1993 plan, and related shares available for grant under the plan, expired in May 2003.

In December 1995, the Company adopted the Director Option Plan (“Director Plan”) and reserved 200,000 shares of common stock for issuance to directors under the Director Plan. The plan allows for an initial grant and automatic annual grants of options to outside directors of the company. In May 2004, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 150,000 shares, to a total of 690,000 shares. The Director Plan, and the related shares available for grant under the plan, expired in December 2005.

In August 1999, the Company approved the Nonstatutory Option Plan (“1999 Plan”). In June 2001, it authorized an amendment, effective April 26, 2001, setting the aggregate number of shares authorized under the 1999 Plan at 3,550,000. As of December 31, 2005, 220,516 shares remain available for future grant.

In May 2003, ArthroCare approved the 2003 Incentive Stock Plan (“2003 Plan”) under which the Board of Directors is authorized to grant incentive and nonstatutory stock option agreements to employees. In May 2004, the Company’s stockholders approved an amendment to the 2003 Plan to increase the number of shares available for issuance by 750,000 shares, to a total of 1,250,000. Options granted under the 2003 Plan generally become exercisable over a 48-month period. As of December 31, 2005, 325,607 shares remain available for future grant under the 2003 Plan.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of award activity follows (in thousands, except per share amounts):

	Awards Outstanding
	Number of Shares	Weighted- Average Exercise Price
Balance, December 31, 2002	5,879	$16.49
Options granted at market	1,037	$13.74
Options exercised	(387)	$9.70
Options cancelled/forfeited	(633)	$21.60

Balance, December 31, 2003	5,896	$15.90
Options granted at market	868	$25.38
Options exercised	(1,009)	$14.09
Options cancelled/forfeited	(394)	$20.91

Balance, December 31, 2004	5,361	$17.40
Options granted at market	609	$31.55
Options exercised	(1,020)	$16.12
Options cancelled/forfeited	(131)	$18.30

Balance, December 31, 2005	4,819	$19.50

Awards outstanding and currently exercisable by exercise price for all plans at December 31, 2005 were as follows (in thousands, except per share data and contractual life):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31, 2005	Weighted Average Exercise Price
$ 3.12 - $ 8.81	502	1.78	$5.12	502	$5.12
8.94 - 11.51	582	6.65	10.55	319	10.20
11.70 - 13.59	504	6.74	12.94	346	12.90
13.60 - 16.10	495	6.68	14.43	404	14.43
16.12 - 22.46	480	5.67	18.93	372	18.42
22.60 - 24.38	636	6.00	22.40	499	23.17
24.50 - 27.56	555	6.68	26.56	443	26.82
27.75 - 30.97	482	7.75	29.48	118	29.20
31.00 - 46.62	582	5.73	34.65	221	36.34
48.56 - 48.56	1	4.21	48.56	1	48.56

	4,819	5.98	$19.50	3,225	$17.96

In determining the pro forma net income (loss), the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.6% - 4.1%	2.7% - 4.0%	2.4% - 3.5%
Expected life	5 years	5 years	5 years
Expected dividends	—	—	—
Expected volatility	63%	70%	70%

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted to employees during the year ended December 31, 2005 was $17.59 per share. The weighted average fair value of options granted to employees during the year ended December 31, 2004 was $15.26 per share. The weighted average fair value of options granted to employees during the year ended December 31, 2003 was $8.23 per share.

The Company issued approximately 107,000, 94,000 and 127,000 shares of restricted stock to certain employees in 2005, 2004 and 2003, respectively. The fair value of the stock was $3.4 million, $2.4 million and $1.1 million in 2005, 2004 and 2003, respectively, and was charged to deferred compensation on the balance sheet and is being amortized to compensation expense over the vesting period of the restricted stock. Approximately $1.3 million, $0.6 million and $0.2 million of compensation expense was recognized in connection with the restricted stock in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan.    In December 1995, ArthroCare approved the Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance under this plan. In May 2004, the Company’s stockholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares available for issuance by 150,000 shares. For 2005, 2004, and 2003, 48,000, 44,000, and 67,000 shares of common stock were sold under the Employee Stock Purchase Plan, respectively. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10% of base compensation to the semi-annual purchase of shares of ArthroCare common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. As of December 31, 2005, approximately 84,000 shares remained available for future grant under this Plan. The weighted average fair value of employee stock purchase rights issued pursuant to the Employee Stock Purchase Plan was $8.93, $6.59, and $4.57 per share during fiscal 2005, 2004 and 2003, respectively. The following assumptions were used in determining the fair value associated with shares granted under the plan was estimated on the date of grant using the Black-Scholes model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	2.4 - 3.05%	1.2% - 2.4%	1.2% - 1.3%
Expected life	0.5 years	0.5 years	0.5 years
Expected dividends	—	—	—
Expected volatility	46%	45%	45%

Stockholders Rights Plan.    In November 1996, ArthroCare’s Board of Directors approved a Stockholders Rights Plan, declaring a dividend distribution of one Preferred Share Purchase Right for each outstanding share of its common stock, which would issue on certain triggering events. This plan was amended in January 2000. Each right will entitle stockholders to buy one-thousandth of one share of the Company’s Series A Participating Preferred Stock at an exercise price of $185.00. This Plan was designed to assure that the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive tactics to gain control of the Company without paying all stockholders the fair value of their shares, including a “control premium.”

NOTE 12—ACQUISITIONS

Applied Therapeutics, Inc.

On August 16, 2005, the Company entered into an asset purchase agreement pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of Applied Therapeutics, Inc., a Florida corporation, Applied Therapeutics, Ltd., a corporation registered in England & Wales, Applied Therapeutics GmbH, a corporation organized under the laws of Germany and BHK Holding, a corporation

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

organized under the laws of the Cayman Islands (collectively, “Applied Therapeutics” or “ATI”). The Applied Therapeutics’ products have increased the Company’s product portfolio in the ear, nose, and throat (“ENT”) medical products market, thus providing increased potential for cross selling its existing product lines and acquired products.

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

The Company is responsible for the valuation IPR&D projects acquired from ATI. The values assigned to IPR&D are based on discounted cash flow analyses using income expectations for the resulting products and assumptions which management considers reasonable based on the characteristics and risks of these projects. All values were determined by identifying research projects in areas for which technological feasibility had not been established. The values were determined by estimating the revenue and expenses associated with a project’s sales cycle and the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return of 40%.

The Company expects all acquired IPR&D will reach technological feasibility, but there can be no assurance that the acquired IPR&D will culminate in products having commercial viability. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability is not achieved, the Company would likely look to other alternatives to provide these therapies.

In connection with the Company’s acquisition of ATI, it expensed $2.4 million of the purchase price for IPR&D projects related to technology for arresting bleeding. At December 31, 2005, the research and development of this product was completed and the product is ready for commercial launch to commence in the first quarter of 2006.

The transaction was accounted for as a purchase business combination under generally accepted accounting principles, whereby the purchase price for ATI has been allocated to the net tangible and intangible assets acquired based upon their fair values as of August 16, 2005, and the results of ATI’s operations subsequent to August 16, 2005 have been included in the Company’s consolidated statements of operations.

The Company made an initial payment of $10.0 million in cash to Applied Therapeutics as consideration for the asset purchase. Under certain circumstances outlined in the asset purchase agreement, the Company may be obligated to make an additional contingent payment in cash to the former stockholders of Applied Therapeutics in the first quarter of 2007 (the “contingent consideration”) based on the net revenue earned by the Company from the acquired business from February 1, 2006 to January 31, 2007 (the “Earnout Period”). The contingent consideration, if any, to be paid by the Company to the former stockholders of Applied Therapeutics will be equal to a multiple of net revenue derived from the sale of ATI products during the Earnout Period minus the initial payment of $10.0 million, but will in no event will the contingent consideration exceed $15.0 million. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued. At December 31, 2005, nothing had been accrued for this contingency.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Assets acquired:
Net tangible assets, excluding inventory	$555
Inventory	705

Identifiable intangible assets:
Purchased technology	5,200
Patents	1,200
Trademarks	400
In-process research and development	2,400
Excess of consideration paid over net assets acquired	(287)

Total purchase price, net of cash acquired	$10,173

The excess of consideration paid over net assets acquired will be adjusted, based upon the amount of the contingent consideration, through the completion of the Earnout Period.

Medical Device Alliance Inc.

On January 28, 2004, the Company completed its acquisition of Medical Device Alliance Inc. (“MDA”) and its subsidiary, Parallax Medical, Inc. (“Parallax”) for a total of $27.3 million, including consideration and acquisition-related expenses, net of cash acquired, of which $1.3 million remained unpaid as of December 31, 2005. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued. Parallax owned a technology for the treatment of vertebral compression fractures and the Company intends to market the products based on this technology as a complement to its Coblation spine solutions.

The MDA acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, including intangible assets, and liabilities assumed based on the estimated fair values at the date of the acquisition. The value of assets and liabilities is estimated based on purchase price and future intended use. The value of intangible assets is estimated based on estimated future benefits of the various intangible assets acquired. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. The premium paid for the acquisition over the valuation of the identifiable assets was based on management’s belief that MDA’s technology for bone access, percutaneous injection of bone cement and bone augmentation in the spine were of significant strategic importance in the Company’s expanded interventional spine strategy and to create a multi-procedure interventional spine business. The resulting goodwill is not deductible for income taxes. Operating results from the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets (primarily inventory, fixed assets and accounts receivable)	$2,339
Intangible assets	9,160
Deferred tax assets	4,892
Goodwill	17,010
Liabilities assumed	(2,053)
Deferred tax liabilities	(4,065)

Total purchase price, net of cash acquired	$27,283

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Opus Medical, Inc.

On November 12, 2004, the Company completed it acquisition of Opus Medical, Inc., (“Opus”), for total initial consideration of $91.7 million, including consideration and estimates of acquisition-related expenses, net of cash acquired. The consideration included $60.0 million in the Company’s common stock. In January 2006, we disbursed $35.0 million to the former Opus Medical shareholders in satisfaction of requirements outlined in the merger agreement and upon resolution of certain contingency factors. We anticipate that will issue additional consideration in 2006 of approximately $21.3 million based on the finalization of certain contingencies in accordance with the merger agreement. A final payment of up to $5 million may be made in the fourth quarter of 2006 subject to the release of certain purchase contingencies. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued.

The Opus acquisition was accounted for using the purchase method of accounting. The premium paid for the acquisition over the valuation of the identifiable assets was based on management’s belief that Opus’ technology, especially when combined with the Company’s existing technology for arthroscopic surgery, gives us a significant advantage in providing a full solution for certain shoulder surgeries. The resulting goodwill is not deductible for income taxes.

In connection with its acquisition of Opus during the fourth quarter of 2004, the Company expensed $36.4 million of the purchase price for IPR&D projects. These costs were for significant projects related to automated suturing technology applicable to sports medicine surgical procedures. These projects related to technology that had not yet reached technological feasibility and had no future alternative use. Prior to the acquisition, the Company did not have comparable products under development. Of the projected $1.6 million in costs required to bring these products to commercialization in the United States, approximately 75% was incurred in 2005 and the remainder is expected to be incurred in the first half of 2006, bringing all IPR&D to market. At December 31, 2005, the research and development of this product was completed and the product is ready for commercial launch to commence in the first quarter of 2006.

The Company is responsible for the valuation of IPR&D charges. The values assigned to IPR&D are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All values were determined by identifying research projects in areas for which technological feasibility had not been established. Additionally, the values were determined by estimating the revenue and expenses associated with a project’s sales cycle and the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return of 20% to 22%. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

The Company continues to expect that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent litigation. If commercial viability is not achieved, the Company would likely look to other alternatives to provide these therapies.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets (primarily inventory, fixed assets and accounts receivable)	$7,770
Intangible assets	64,300
Deferred tax assets	4,546
Goodwill	30,458
Liabilities assumed	(4,220)
Deferred tax liabilities	(11,160)

Total purchase price, net of cash acquired	$91,694

The following table reflects the unaudited pro forma results of operations of ArthroCare assuming that the acquisitions of MDA, Opus, and ATI had occurred on January 1, 2005 or 2004, respectively. The pro forma net income for 2005 shown below includes a $2.4 million non-recurring charge for IPR&D projects related to the ATI acquisition. Pro forma net loss for 2004, shown below, includes a $36.4 million non-recurring charge for IPR&D projects, associated with the Opus acquisition. The unaudited pro forma financial information below does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods, and are included for illustrative purposes only. As the pro forma information shown below is unaudited, management’s confidence in its accuracy is limited to the due diligence performed during the acquisition period.

	Year ended December 31,
	2005	2004
	(unaudited)
Pro forma total revenue	$217,766	$173,455

Pro forma net income (loss)	$24,814	$(33,622)

Pro forma net income (loss) per share—basic	$1.02	$(1.56)

Pro forma net income (loss) per share—diluted	$0.94	$(1.56)

NOTE 13—RELATED PARTIES

In June 1997, the Company loaned an officer $500,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the Company terminates the officer or if it is acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2005, $500,000 of principal was outstanding on this note.

In April 1999, the Company loaned an officer $225,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the Company terminates the officer or if it is acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2005, $225,000 of principal was outstanding on this note.

In May 1999, the Company loaned an officer $350,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the Company terminates the officer or if it is acquired, the loan is due and payable within 12 months thereafter. As of December 31, 2005, $350,000 of principal was outstanding on this note.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—INCOME TAXES

The income tax provision consisted of the following (in thousands):

	December 31,
	2005	2004	2003
Current
Federal	$1,852	$2,321	$1,764
State	766	330	649
Foreign	3,379	468	332

Total current	5,997	3,119	2,745

Deferred
Federal	4,571	1,733	1,338
State	(1,402)	80	191
Foreign	(1,973)	(1,672)	(1,228)

Total deferred	1,196	141	301

Total income tax provision	$7,193	$3,260	$3,046

The income tax provision (benefit) differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Statutory rate tax provision (benefit)	$10,754	$(8,025)	$3,676
State income taxes	870	(1,146)	525
Differences in foreign tax rates	(4,088)	(412)	(752)
Nondeductible expenses	172	142	262
Research and development credits	(1,304)	(1,685)	(528)
Charges for acquired IPR&D projects	840	14,560	—
Other	(51)	(174)	(137)

Total income tax provision	$7,193	$3,260	$3,046

Of the Company’s 2005 pre-tax earnings of $31.0 million, $13.3 million was allocated to foreign tax jurisdictions. For 2004, these amounts were $(23.0) million and $(4.4) million, respectively. For 2003, these amounts were $11.0 million and $3.7 million, respectively.

The Company’s 2005 tax expense was significantly reduced due to a tax holiday for its Costa Rica manufacturing operations. Under its holiday, the Company will not be subject to Costa Rican income tax until 2010. At that time, the Company will be subject to normal Costa Rican corporate taxes, which are currently imposed at a rate of 30 percent.

Had the company not benefited from this tax holiday, its 2005 tax liability would have been increased by $2.6 million. Diluted earnings per share would have been decreased by $0.11. For 2004, a loss was allocated to Costa Rica and the decrease in the 2004 tax liability would have been $(0.4) million and net loss per share would have increased by $0.02. For 2003, the income allocated to Costa Rica would have increased the Company’s tax liability by $1.3 million and decreased earnings per share by $0.06.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company cash tax payments during 2005 were limited to $0.1 million due primarily to stock option benefits and prior year overpayments that have been applied to estimated taxes.

At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $32.0 million, $27.0 million of which will be subject to an annual utilization limitation of approximately $5.9 million under Section 382 of the Internal Revenue Code. These loss carryforwards will expire during the period 2011 through 2023 if not utilized.

At December 31, 2005, the Company had federal and state research and development credit carryforwards of approximately $5.6 million and $5.7 million, respectively. These federal credits will expire during the period 2009 through 2025; the state credits are not subject to expiration.

Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits that could be utilized to offset future tax liabilities.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$11,168	$8,856
R&D and MIC credits	7,736	6,102
Allowances and reserves	729	1,657
Deferred intercompany transactions	2,797	1,066
Alternative minimum tax credits	171	175
Stock compensation	885	318
Cost recovery	(1,683)	(21)
Non-goodwill intangibles	(12,796)	(14,987)
R&D cost share and other	(1,944)	(1,974)

Net deferred tax assets	$7,063	$1,192

Income tax benefits resulting from the exercise of options of $9.6 million, $4.6 million, and $1.6 million were credited to additional paid-in capital for 2005, 2004 and 2003, respectively.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were approximately $19.0 million as of December 31, 2005. These earnings could become subject to additional tax if remitted (or deemed remitted) as a dividend to the United States parent company; the resulting tax liability would be from $5.4 to $8.0 million depending upon the nature and timing of the remittances.

NOTE 15—EMPLOYEE BENEFIT PLAN

ArthroCare maintains a Retirement Savings and Investment Plan (“401(k) Plan”), which covers all United States based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. The Company matched approximately $109,000, $104,000, and $106,000 of employee contributions to the 401(k) Plan in 2005, 2004 and 2003, respectively.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SEGMENT INFORMATION

ArthroCare has organized its marketing and sales efforts based on four operating segments which are aggregated into one reportable segment—the development, manufacture and marketing disposable devices for less invasive surgical procedures. Each of the Company’s business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are Sports Medicine (shoulder and knee arthroscopic products), ENT (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

Product sales by business unit for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2005		2004		2003
Sports Medicine	$139,868	68%	$97,574	66%	$82,114	72%
ENT	43,546	21%	28,357	19%	17,169	15%
ArthroCare Spine	23,110	11%	21,614	15%	14,229	12%
Coblation Technology	9	0%	285	0%	1,207	1%

Total Product Sales	$206,533	100%	$147,830	100%	$114,719	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	2005		2004		2003
Year ended December 31:
Product sales:
Americas	$163,230	79%	$111,453	75%	$86,687	76%
United Kingdom	11,656	6%	11,053	8%	8,476	7%
Rest of World	31,647	15%	25,324	17%	19,556	17%

Total product sales	$206,533	100%	$147,830	100%	$114,719	100%

December 31:
Long-lived assets:
Americas	$23,304	68%	$22,302	72%
Rest of World	10,769	32%	8,510	28%

Total long-lived assets	$34,073	100%	$30,812	100%

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the years ended December 31, 2005 and 2004. In the Company’s opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented.

(in thousands, except per share data)

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$49,683	$51,732	$53,624	$59,295
Gross profit	34,206	36,436	37,222	42,264
Net income	3,161	4,818	7,194	8,357
Basic net income per share	0.13	0.20	0.29	0.34
Diluted net income per share	0.12	0.19	0.27	0.31

2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$35,589	$37,665	$38,194	$42,700
Gross profit	22,741	26,279	26,055	27,973
Net income (loss)	1,569	3,147	3,621	(34,526)
Basic net income (loss) per share	0.07	0.15	0.17	(1.52)
Diluted net income (loss) per share	0.07	0.14	0.16	(1.52)

The above information reflects charges of approximately $2.4 million for the third quarter of 2005 and $36.4 million in the fourth quarter of 2004 related to acquired in-process research and development.

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

Information below is in thousands:

	Year ended December 31,
	2005	2004	2003
Cash paid for interest	$1,027	$504	$84
Cash paid for income taxes	$114	$1,214	$49
Non-cash investing and financing activities:
Stock issued for acquisition of a business	$—	$60,000	$—

NOTE 19—SUBSEQUENT EVENT

On January 13, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks (collectively, the “Lenders”). Under the terms of the Credit Agreement, the Company may borrow up to $100 million under a revolving line of credit from the named Lenders at the lead lender’s Prime Rate or the British Bankers Association LIBOR Rate, plus a spread. The spread over the Prime Rate or LIBOR Rate is determined by the Company’s leverage ratio, as defined in the Credit Agreement.

The Credit Agreement has a five-year maturity and includes additional terms under which the Company may request an increase of up to $75 million in commitments, from the lenders, as business needs dictate. The Credit Agreement also contains various covenants that specify minimum or maximum financial ratios. See Note 10 for additional information.

Schedule II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additional Charged to Costs and Expenses	Deduction	Balance at End of Period
Year Ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$400	$1,111	$(146)	$1,365
Allowance for excess and obsolete inventory	1,000	856	(401)	1,455

Year Ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$289	$586	$(475)	$400
Allowance for excess and obsolete inventory	754	246	—	1,000

Year Ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$1,073	$—	$(784)	$289
Allowance for excess and obsolete inventory	583	193	(22)	754

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION
a Delaware Corporation

By:	/s/ MICHAEL A. BAKER
Michael A. Baker
President and Chief Executive Officer

Date:    March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below:

Signature	Title	Date

/s/ MICHAEL A. BAKER Michael A. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2006

/s/ FERNANDO SANCHEZ Fernando Sanchez	Senior Vice President Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 24, 2006

/s/ DAVID F. FITZGERALD David F. Fitzgerald	Director	March 24, 2006

/s/ JAMES FOSTER James Foster	Director	March 24, 2006

/s/ PETER L. WILSON Peter L. Wilson	Director	March 24, 2006

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	March 24, 2006

/s/ TORD B. LENDAU Tord B. Lendau	Director	March 24, 2006

/s/ BARBARA D. BOYAN Barbara D. Boyan	Director	March 24, 2006

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

10.56	Credit Agreement between the Registrant, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 77).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment has been required as to portions of this exhibit.

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.