Form 10-Q
period 2006-03-31
ARTHROCARE CORP
filed 2006-05-05
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2006 was 26,138,412.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,680	$20,717
Short-term investments	2,613	2,600
Accounts receivable, net of allowances of $2,076 at 2006 and $1,365 at 2005	49,328	47,138
Inventories, net	52,291	47,834
Prepaid expenses and other current assets	14,559	14,544

Total current assets	132,471	132,833
Property and equipment, net	33,389	32,604
Related party receivables	1,075	1,075
Intangible assets	39,847	40,901
Goodwill	117,443	59,170
Other assets	514	395

Total assets	$324,739	$266,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,192	$12,332
Accrued liabilities	6,360	6,548
Accrued compensation	7,761	11,008
Income taxes payable	3,128	4,104

Total current liabilities	29,441	33,992
Loan payable	35,000	—
Deferred taxes and other liabilities	4,092	4,092

Total liabilities	68,533	38,084

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, par value $ 0.001: Authorized, 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value $ 0.001: Authorized, 75,000 shares: Issued and outstanding, 25,787 shares at 2006 and 25,255 shares at 2005, respectively	26	25
Treasury stock: 2,704 shares at 2006 and 2005	(42,158)	(42,158)
Additional paid-in capital	284,803	269,170
Deferred stock-based compensation	—	(4,543)
Accumulated other comprehensive loss	772	770
Retained earnings	12,763	5,630

Total stockholders’ equity	256,206	228,894

Total liabilities and stockholders’ equity	$324,739	$266,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues
Product sales	$60,257	$47,834
Royalties, fees and other	2,224	1,849

Total revenues	62,481	49,683
Cost of product sales	17,705	15,477

Gross profit	44,776	34,206

Operating expenses
Research and development	6,202	4,852
Sales and marketing	21,905	18,350
General and administrative	5,061	4,561
Amortization of intangible assets	1,822	1,458

Total operating expenses	34,990	29,221

Income from operations	9,786	4,985

Interest and other income (expense), net	(311)	(770)

Income before income tax provision	9,475	4,215
Income tax provision	2,342	1,054

Net income	$7,133	$3,161

Basic net income per share	$0.28	$0.13

Shares used in computing basic net income per share	25,455	23,916

Diluted net income per share	$0.26	$0.12

Shares used in computing diluted net income per share	27,107	25,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$7,133	$3,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,757	4,448
Provision for doubtful accounts and product returns	345	43
Provision for excess and obsolete inventory	—	93
Excess tax benefit from employee stock plans	(2,222)	—
Stock-based compensation expense	2,544	229
Loss on disposition of equipment	—	12
Other	(23)	(7)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
Accounts receivable	(2,728)	(5,426)
Inventories	(4,526)	1,347
Prepaid expenses and other current assets	(67)	(838)
Other assets	76	7
Accounts payable	198	3,976
Accrued and other liabilities	(3,436)	(1,831)
Income taxes payable	1,246	916

Net cash provided by operating activities	3,297	6,130

Cash flows from investing activities:
Purchases of property and equipment	(3,704)	(3,521)
Payment for purchase of Opus, net of cash acquired	(52,404)	—
Maturity of available for sale securities	—	7,400
Purchases of intangible assets	(784)	—

Net cash (used in) provided by investing activities	(56,892)	3,879

Cash flows from financing activities:
Repayment on loan from bank	—	(1,072)
Proceeds from loan from bank	35,000	—
Excess tax benefits from employee stock plans	2,222	—
Proceeds from exercise of options to purchase common stock	9,339	603

Net cash provided by (used in) financing activities	46,561	(469)

Effect of exchange rate changes on cash and cash equivalents	(3)	(56)

Net (decrease) increase in cash and cash equivalents	(7,037)	9,484
Cash and cash equivalents, beginning of period	20,717	11,836

Cash and cash equivalents, end of period	$13,680	$21,320

Supplemental disclosure of non-cash investing activities:
Issuance of common stock to former shareholders of Opus Medical	$5,803	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Description of Business

ArthroCare Corporation (“ArthroCare”, “we” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. ArthroCare designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Its products are based on its patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology involves the capability of performing at temperatures lower than traditional electrosurgical tools. The Company’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. ArthroCare is an international company with manufacturing facilities in the United States and Costa Rica and sales offices in the United States and Europe.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of ArthroCare Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “ArthroCare”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission (“SEC”) in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005 was derived from the Company’s audited consolidated financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

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

Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123R”). Generally, Statement 123R requires companies to recognize as compensation expense in the statements of operations based on the grant date fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. In January 2005, the SEC issued Staff Accounting

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bulletin No. 107, which provides supplemental implementation guidance for Statement 123R. In addition, the adoption of Statement 123R requires additional accounting related to the income tax effects and disclosures regarding the cash flow effects resulting from share-based payment arrangements.

The Company adopted Statement 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under Statement 123 are no longer an alternative to financial statement recognition. The Company adopted the standard using the modified prospective method beginning January 1, 2006 and selected the Black-Scholes option-pricing model as the most appropriate fair-value estimation method for its awards and recognizes compensation cost on a straight-line basis over its awards’ vesting periods. The Company’s assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of uncertainties, including, stock price volatility, estimated forfeitures, employee stock option exercise behavior, and related tax implications. Refer to Note 9 for additional information.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. These related to short-term investments reclassified out of cash and cash equivalents as of and for the quarter ended March 31, 2005. This is described in our Annual Report on Form 10-K for the year ended December 31, 2005. The effect of such reclassifications is not material to the condensed consolidated financial statements.

NOTE 3 – Short-term Investments

Short-term investments at March 31, 2006 and December 31, 2005, respectively, consisting of tax-exempt municipal bonds, were acquired at an aggregate cost of $2.6 million in each period. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented which approximates aggregate cost at March 31, 2006 and December 31, 2005, respectively.

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value and have maturities beyond five years, and have interest rate reset maturities of less than 35 days.

NOTE 4 – Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) unrealized gains and losses on investments designated as available-for-sale, including reclassification adjustments, and (iii) foreign currency translation adjustments.

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$7,133	$3,161
Net unrealized gains on available-for-sale securities arising during the period, net of tax	13	—
Foreign currency translation adjustment	6	(20)

Comprehensive income	$7,152	$3,141

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – Computation of Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding less the weighted-average unvested restricted stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and potential dilutive shares of common stock.

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net Income	$7,133	$3,161

Basic:
Weighted-average shares outstanding	25,455	23,916

Basic net income per share	$0.28	$0.13

Diluted:
Weighted-average shares outstanding used in basic calculation	25,455	23,916
Dilutive effect of potential shares of common stock	1,652	1,825

Weighted-average shares and equivalents	27,107	25,741

Diluted net income per share	$0.26	$0.12

Potential shares of common stock excluded from calculation as their effect would be anti-dilutive	258	504
Price range of excluded potential shares of common stock	$44.69 -$48.56	$29.21 -$48.56

NOTE 6 – Inventories

The Company’s inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$10,432	$11,771
Work-in-process	5,080	4,455
Finished goods	36,779	31,608

Total	$52,291	$47,834

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s inventories, which include material and labor costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value.

The reserve for excess and obsolete inventory as of March 31, 2006 and December 31, 2005 was $1.5 million.

NOTE 7 – Goodwill and Intangible Assets

Goodwill

During the quarter ended March 31, 2006, the Company disbursed $58.3 million to the former Opus Medical shareholders in cash and approximately 126,000 shares of its common stock valued at $5.8 million, to satisfy requirements set forth in the merger agreement and upon resolution of certain contingency factors, which were recorded as an increase to the purchase price and were allocated to goodwill. The value recognized for the shares issued was approximately $46 per share based on the average market price in the measurement period. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), the Company assesses its goodwill on December 31 each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. During the quarter ended March 31, 2006, there were no indications that the Company’s goodwill balance is impaired.

Intangible assets with definite lives

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business and are subject to amortization. Intangible assets consist of the following (in thousands):

	March 31, 2006	December 31, 2005	Estimated Useful Life
Intellectual property rights	$29,150	$29,137	8 years
Patents	11,700	11,700	8 years
Trade name/trademarks	4,800	4,800	7-8 years
Distribution/customer network	4,036	4,018	5 years
OEM contractual agreements	1,160	1,160	2-7 years
Licensing, employment and non-competition agreements	2,277	1,495	1-10 years

	53,123	52,310
Accumulated amortization	(13,276)	(11,409)

Net intangible assets	$39,847	$40,901

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets with definite lives are being amortized ratably over the assets’ estimated useful lives, which range between one and ten years as indicated in the table above. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three months ended March 31, 2006 and 2005 was approximately $1.8 million and $1.5 million, respectively, and is recorded as a separate line item on the Company’s condensed consolidated statements of operations.

At March 31, 2006, total future amortization expense is as follows for all intangible assets (in thousands):

For the nine months ending December 31, 2006	$5,424
For the year ended December 31, 2007	6,689
For the year ended December 31, 2008	6,001
For the year ended December 31, 2009	5,715
For the year ended December 31, 2010	5,628
For the year ended December 31, 2011	5,607
Thereafter	4,783

Total	$39,847

NOTE 8 – Commitments and Contingencies

Operating Leases

The Company leases most of its facilities and certain equipment under operating leases. It recognizes rent expense on a straight-line basis over the lease term. Rent expense was $0.3 million for the three months ended March 31, 2006 and $0.6 million for the three months ended March 31, 2005. At March 31, 2006, total future minimum lease payments are as follows (in thousands):

For the nine months ending December 31, 2006	$2,048
For the year ended December 31, 2007	1,403
For the year ended December 31, 2008	963
For the year ended December 31, 2009	837
For the year ended December 31, 2010	831
Thereafter	2,782

Total	$8,864

The Company does not have any significant contractual obligations other than the lease payments disclosed above.

Warranties

The Company generally provides customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. It accrues for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is impacted by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the Company’s warranty accrual for the three months ended March 31, 2006 and 2005, respectively, was as follows (in thousands):

	2006	2005
Balance at beginning of period	$175	$207
Accruals for warranties issued during the period	115	381
Warranty costs incurred during the period	(90)	(435)

Balance at end of period	$200	$153

Acquisition-related Contingent Payments

Under the terms of two of the Company’s acquisition agreements, the Company may be obligated to make additional purchase price payments. These potential payments have not been recorded as of March 31, 2006, as they have not yet been earned.

The Opus Medical, Inc. acquisition specifies a $5.0 million payment to the former Opus Medical shareholders in the fourth quarter of 2006 subject to the release of certain purchase contingencies. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued.

The Applied Therapeutics, Inc. (“ATI”) acquisition details certain circumstances that would require the Company to make an additional contingent payment in cash to the shareholders of ATI in the first quarter of 2007 (the “Contingent Consideration”) based on the net revenue earned by the Company from the acquired business from February 1, 2006 to January 31, 2007 (the “Earnout Period”). The Contingent Consideration, if any, to be paid by the Company to the stockholders of Applied Therapeutics will be equal to a multiple of net revenue derived from the sale of ATI products during the Earnout Period minus the initial payment of $10.0 million, but will in no event will the Contingent Consideration exceed $15.0 million. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued.

Litigation

On December 15, 2005, Bonutti IP, LLC filed a lawsuit against ArthroCare in the United States District Court, Southern District of Illinois alleging that its Opus AutoCuff anchoring system infringed ten Bonutti patents (Nos. 5,527,343; 5,543,012; 5,948,002; 6,010,525; 6,117,160; 6,464,713; 6,569,187; 6,638,279; 5,814,072 and 5,948,001). Bonutti requested the Court to award damages to issue a permanent injunction preventing ArthroCare from further infringement of the above-mentioned patents. ArthroCare has begun its initial review of these allegations. Upon initial review, the Company believes that these claims have no merit and intends to defend itself vigorously.

From time to time, the Company is a defendant in certain lawsuits alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These claims are generally covered by certain insurance policies, subject to certain deductible amounts and maximum policy limits. Except as otherwise described above, the Company has product liability insurance coverage in amounts it considers necessary to prevent material losses. The Company recognizes losses when they are known or considered probable and the amount can be reasonably estimated. During the quarter ended March 31, 2006, the Company recognized estimated losses of approximately $0.4 million related to various product liability and general business claims.

Defending and prosecuting intellectual property suits, United States Patent and Trademark office (“USPTO”) interference proceedings and related legal and administrative proceedings is costly and time-consuming. Further litigation may be necessary to enforce the Company’s patents, to protect its trade secrets or

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

know-how or to determine the enforceability, scope and validity of the proprietary right of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which ArthroCare may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which could have a material adverse effect on the Company’s business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. There can be no assurance ArthroCare can obtain any necessary licenses on satisfactory terms, if at all.

NOTE 9 – Employee Stock Benefit Plans

Stock Option Plans

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

In August 1999, the Company adopted the Nonstatutory Option Plan (“1999 Plan”). In June 2001, it authorized an amendment, effective April 26, 2001, setting the aggregate number of shares authorized under the 1999 Plan at 3,550,000. As of March 31, 2006, 220,129 shares remain available for future grant under the 1999 Plan.

In May 2003, the Company adopted the 2003 Incentive Stock Plan (“2003 Plan”) under which the Board of Directors is authorized to grant incentive and nonstatutory stock option awards to employees and consultants. In May 2004, the Company’s stockholders approved an amendment to the 2003 Plan to increase the number of shares available for issuance by 750,000 shares, to a total of 1,250,000. Options granted under the 2003 Plan generally become exercisable over a 48-month period. As of March 31, 2006, 35,857 shares remain available for future grant under the 2003 Plan.

All options and awards granted under each of the Company’s plans have a legal life of seven years, effective February 2005. Prior to that, options and awards granted had a legal life of 10 years from the grant date.

Employee Stock Purchase Plan. In December 1995, ArthroCare approved the Employee Stock Purchase Plan (“ESPP”) and reserved 300,000 shares of common stock for issuance thereunder. In May 2004, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for issuance by 150,000 shares. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10% of base compensation to the semi-annual purchase of shares of ArthroCare common stock. The purchase price is 95% of the fair market value at certain plan-defined dates. As of March 31, 2006, approximately 84,000 shares remained available for future grant under the ESPP. During the three months ended March 31, 2006 and 2005, no shares were issued under the Company’s ESPP.

Stockholders Rights Plan. In November 1996, ArthroCare’s Board of Directors approved a Stockholders Rights Plan, declaring a dividend distribution of one preferred share purchase right for each outstanding share of its common stock, which would issue on certain triggering events. This plan was amended in January 2000. Each right will entitle stockholders to buy one-thousandth of one share of the Company’s Series A participating preferred stock at an exercise price of $185.00. This Plan was designed to assure that the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other tactics to gain control of the Company without paying all stockholders the fair value of their shares, including a “control premium.”

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Activity

Stock option and stock appreciation rights activity for all plans for the three months ended March 31, 2006, is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	4,819	$19.50
Options granted	231	46.83
Options exercised	(540)	14.26
Options canceled/forfeited	(3)	17.62

Outstanding at March 31, 2006	4,507	$21.61

Options exercisable as of March 31, 2006	3,040	$18.66

Net cash proceeds from the exercise of stock options were $9.3 million and $0.6 million for the three months ended March 31, 2006 and March 31, 2005, respectively. As of March 31, 2006, there was $18.3 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock plans related to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years. As of March 31, 2006, 4,278,875 options are expected to vest with a weighted average exercise price of $21.34. At March 31, 2006, the aggregate intrinsic value associated with these options is $113.3 million. The intrinsic values associated with options vested and exercised during the period were $11.1 million and $17.0 million, respectively, for the three months ended March 31, 2006. The weighted average fair value of options granted was $16.24 as of March 31, 2006 and $17.59 as of December 31, 2005.

Awards outstanding and currently exercisable by exercise price for all plans at March 31, 2006 were as follows (in thousands, except per share data and contractual life):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of March 31, 2006	Weighted Average Exercise Price
$3.12 - $10.00	555	2.78	$6.47	529	$6.30
10.01 - 13.05	476	6.38	11.44	360	11.44
13.06 - 14.10	559	6.53	13.76	441	13.81
14.11 - 21.41	459	5.56	17.54	374	17.37
21.42 - 23.00	446	5.27	22.72	393	22.79
23.01 - 27.11	466	7.85	24.89	262	24.92
27.12 - 28.42	459	5.58	27.81	359	27.66
28.43 - 31.50	517	7.09	30.82	171	30.94
31.51 - 46.84	569	6.24	34.65	150	39.61
46.85 - 48.56	1	3.96	48.56	1	48.56

	4,507	5.89	$21.61	3,040	$18.66

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the quarter ended March 31, 2006, the Company issued 62,450 restricted common stock shares to certain employees under its 2003 Incentive Stock Plan. These awards vest over a period of five years. Restricted stock awards and units activity for the three months ended March 31, 2006, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2005	269,462	$20.84
Awards granted	62,450	46.84
Awards vested	(21,350)	31.37
Awards canceled/forfeited	(150)	34.57

Unvested at March 31, 2006	310,412	$19.91

As of March 31, 2006, there was total unrecognized compensation expense of $6.6 million, net of estimated forfeitures, related to unvested restricted stock awards and units. That cost is expected to be recognized over a weighted-average period of 2.1 years. At March 31, 2006, the aggregate intrinsic value associated with these awards is $14.2 million. The 62,450 restricted stock awards granted in the three months ended March 31, 2006 were valued at $2.7 million when reduced by estimated forfeitures. The intrinsic value associated with awards that vested during the three months ended March 31, 2006 was $0.9 million.

Valuation and Expense Information under Statement 123R

Effective January 1, 2006, the Company adopted the provisions of Statement 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to the Company’s ESPP based on estimated fair values. Under the provisions of Statement 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.

The Company elected to adopt the modified prospective transition method as provided by Statement 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Stock-based compensation for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

In the three months ended March 31, 2006, the Company recognized total stock-based compensation expense of $2.5 million in our condensed consolidated financial statements, which included $2.0 million for employee stock options and $0.5 million for restricted stock awards and units. Prior to its adoption of Statement 123R, the Company did not recognize expense related to employee stock options in its financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards and units that the Company recorded in accordance with the provisions of Statement 123R for the three months ended March 31, 2006 (in thousands):

	Employee Stock Options	Restricted Stock Awards and Units
Cost of product sales	$—	$37
Research and development	391	84
Sales and marketing	787	120
General and administrative	873	218

Stock-based compensation expense before incomes taxes	2,051	459
Income tax benefit	(762)	(184)

Total stock-based compensation expense after income taxes	$1,289	$275

Approximately $269,000 of stock-based compensation expense related to employee stock options was capitalized into inventory based on units produced and will be amortized to cost of product sales based on units sold. The Company did not capitalize stock-based compensation expense under previous Statement 123 pro forma disclosures.

For the three months ended March 31, 2006, the Company recognized stock-based compensation expense of $0.5 million associated with restricted stock awards and units, as shown above. For the three months ended March 31, 2005, the Company recognized stock-based compensation expense of $0.2 million associated with restricted stock awards and units.

The income tax benefit realized from stock option exercises was $2.2 million for the three months ended March 31, 2006. There was no income tax benefit realized from stock option exercises for the three months ended March 31, 2005. In accordance with Statement 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock options issued to non-employees are accounted for using the fair value method of accounting. To date, all such awards have been classified within stockholders’ equity. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. Non-employee stock-based compensation expense for the three months ended March 31, 2006 and 2005 was $34,000 and $11,000, respectively. Stock-based compensation is included in sales and marketing, general and administrative, and research and development expense in the condensed consolidated statements of operations.

The fair value of each stock-based award, excluding restricted stock, was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions, or range of assumptions, for the quarter ended March 31, 2006:

	Options	ESPP
Expected term (in years) (1)	3.8	0.5
Expected volatility (2)	37%	46%
Risk-free interest rate (3)	4.6%	2.4 –3.05%
Expected dividends	—	—
Weighted average grant date fair value	$16.24	$8.93

(1)	The expected term assumption for options for the quarter ended March 31, 2006 was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)	The expected volatility for the quarter ended March 31, 2006 was determined using a blend of implied volatility and historical volatility over the expected term, which we consider a better indictor of expected volatility than using only historical volatility.
(3)	The risk-free interest rate is based upon observed interest rates appropriate for the term of the Company’s awards.

Stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest. As such, it has been reduced for estimated forfeitures. Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on the Company’s historical experience.

The following table illustrates net income and net income per share as if the Company had adopted the fair value recognition provisions of Statement 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Three months ended March 31, 2005
Net income—as reported	$3,161
Add: Stock-based employee compensation expense recognized in net income, net of tax effects	218
Less: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(3,040)

Pro forma net income	$339

Net income per share:
Basic—as reported	$0.13
Basic—pro forma	$0.01
Diluted—as reported	$0.12
Diluted—pro forma	$0.01

The fair value of stock-based awards, excluding restricted stock, was estimated using the Black-Scholes model with the following weighted-average assumptions, or range of assumptions, for the three months March 31, 2005:

	Options	ESPP
Expected term (in years)	5.0	0.5
Expected volatility	65%	46%
Risk-free interest rate	2.43%- 3.50%	1.14% -2.38%
Expected dividends	—	—
Weighted average grant date fair value	$17.37	$8.75

Prior to fiscal 2006, the expected term and expected volatility of stock options were primarily based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 – DEBT

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

On January 13, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks (collectively, the “Lenders”). Under the terms of the Credit Agreement, the Company may borrow up to $100 million under a revolving line of credit from the named Lenders at the lead lender’s Prime Rate or the British Bankers Association LIBOR Rate, plus a spread. The spread over the Prime Rate or LIBOR Rate is determined by the Company’s leverage ratio, as defined in the Credit Agreement. On January 18, 2006, the Company borrowed $35.0 million. On April 4, 2006, the Company borrowed an additional $3.5 million. Borrowings under the Credit Agreement mature on January 13, 2011.

The Credit Agreement has a five-year maturity and includes additional terms under which the Company may request an increase of up to $75 million in commitments from the Lenders, as business needs dictate. The Credit Agreement also contains various covenants that specify minimum or maximum financial ratios. The Company was in compliance with all such covenants at March 31, 2006.

NOTE 11 – Segment Information

ArthroCare has organized its marketing and sales efforts based on four operating segments which are aggregated into one reportable segment—the development, manufacture and marketing of disposable devices for less invasive surgical procedures. Each of the Company’s business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are Sports Medicine (shoulder and knee arthroscopic products), ENT (to include ear, nose, throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2006		2005
Sports Medicine	$40,587	67%	$33,373	70%
ENT	13,415	22%	8,932	19%
ArthroCare Spine	6,297	11%	5,485	11%
Coblation Technology	(42)	0%	44	0%

Total Product Sales	$60,257	100%	$47,834	100%

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2006		2005
Americas	$47,828	79%	$37,491	78%
United Kingdom	3,310	6%	3,167	7%
Rest of World	9,119	15%	7,176	15%

Total Product Sales	$60,257	100%	$47,834	100%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	March 31, 2006		December 31, 2005
Americas	$23,178	66%	$23,304	68%
Rest of World	$11,800	34%	$10,769	32%

Total long-lived assets	$34,978	100%	$34,073	100%

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

Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the sections entitled “Government Regulation”, “Patents and Proprietary Rights”, “Competition” and “Additional Factors That Might Affect Future Results” in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2005. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Overview

We are a multi-business medical device company that develops, manufactures and markets minimally invasive surgical products, many of which are based on our patented Coblation® technology. We have grown well beyond our roots in arthroscopy to capitalize on numerous market opportunities across several medical specialties, significantly improving many existing soft-tissue surgical procedures and enabling new minimally invasive procedures. With our highly innovative technologies, we are committed to improving the lives of individuals suffering from conditions as diverse as torn rotator cuffs and anterior cruciate ligaments (ACLs) to herniated discs and enlarged tonsils/tonsillitis.

We currently market minimally invasive surgical products across three core business units — ArthroCare Sports Medicine, ArthroCare Spine, and ArthroCare Ear, Nose and Throat (ENT) — but also have developed, manufactured and marketed Coblation-based and complementary products for application in neurology, cosmetic surgery, urology and gynecology, with research continuing in additional areas. In each of our core business units, we are focused on driving the application of enabling technologies, primarily for plasma-based soft tissue removal, and increasing the number of minimally invasive procedures being performed.

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

In December 1995, we introduced our Arthroscopy System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, which enable use of our disposable coblation products, at substantial discounts or placing controllers at customer sites at no cost in order to generate future disposable product revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets, including the products we have introduced in the fields of spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ENT surgery, cardiology and general surgery. We have received 510(k) clearance from the U.S. Food and Drug Administration (FDA) for use of our technology in several fields. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the FDA on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

In May 1998, we announced that we had entered the ear, nose and throat market and had formed a business unit called ENTec to commercialize Coblation technology in this field. In September 1999, we announced that we had entered the spinal surgery market. In February 2000, we announced that we were expanding our marketing efforts for our spinal surgery system to specifically address selected applications in neurosurgery. We are marketing and selling our spinal surgery products through a network of independent distributors and direct sales representatives supported by regional managers worldwide. In January 2004, we acquired MDA and its majority-owned subsidiary, Parallax, a business focused on the treatment of vertebral compression fractures. In November 2004, we acquired Opus Medical, a business focused on soft tissue to bone repair systems, including systems for the treatment of rotator cuff injuries. In August 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc. (“ATI”), a maker of sinus surgery treatment products.

We have received 510(k) clearance from the FDA to market several of our products and several of our products are CE marked, which is a requirement to sell our products in most of Western Europe. Specially, we have received 510(k) clearance from the FDA to market our Coblation-based Arthroscopic Surgery System, or Arthroscopic System, for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip. In addition, our Arthroscopic System is CE marked for use in arthroscopic surgery. We have also received 510(k) clearances in the United States and a CE mark in Europe to market and sell our Coblation-based Spinal Surgery System for spinal surgery and neurosurgery. Our ENT Surgery System has received 510(k) clearances from the FDA and a CE mark for use in general head, neck, oral and sinus surgery procedures, including tonsillectomy and adenoidectomy, turbinate reduction to relieve nasal obstruction, and soft palate stiffening to treat snoring. The FDA also has cleared our Cosmetic Surgery System for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. In addition, the Cosmetic Surgery System has received a CE Mark. We also have received 510(k) clearance from the FDA, and applied for a CE mark, to market products based on our Coblation technology for use in urology, gynecology, plastic and reconstructive surgery, orthopedic surgery and general surgery.

Overview of First Quarter Results

Relative to the fourth quarter of 2005, total revenue for the first quarter of 2006 increased 5% to $62.5 million. The increase was driven by the combined performance of all business units. Total revenue for the first quarter of 2006 increased 26% compared to the first quarter of 2005. International revenue represented approximately 21% of net product sales in the first quarter of 2006. No single customer accounted for more than 10% of our net product sales.

Total operating expenses were approximately $35.0 million for the first quarter of 2006, compared to $31.5 million in the fourth quarter of 2005. This $3.5 million increase was driven by a combination of factors: approximately $2.1 million of the increase was due to stock-based compensation expense associated with our adoption of Statement 123R; $0.8 million represents increased sales and marketing expenses driven by our larger sales force; and $0.6 million in increased outside services. These increases were offset by the receipt of a settlement fee associated with the Smith & Nephew License and Settlement Agreement, which has been recorded as a reduction to legal fees in general and administrative expenses accompanied by increased legal spending and increased amortization expense associated with our acquisition of substantially all of the assets of ATI in August 2005.

Our headcount at March 31, 2006 was 903, an increase of 2.3% from 883 at December 31, 2005 and an increase of 27.7% from 707 at March 31, 2005. Headcount increases are primarily attributable to increases in manufacturing personnel in Costa Rica and additions of personnel in administration and finance.

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005 (in thousands, unless otherwise noted).

	Three Months Ended March 31,
	2006		2005
Product sales	$60,257	96%	$47,834	96%
Royalties, fees, and other	2,224	4%	1,849	4%

Total revenues	62,481	100%	49,683	100%
Cost of product sales	17,705	28%	15,477	31%

Gross profit	44,776	72%	34,206	69%

Operating expenses
Research and development	6,202	10%	4,852	10%
Sales and marketing	21,905	35%	18,350	37%
General and administrative	5,061	8%	4,561	9%
Amortization of intangible assets	1,822	3%	1,458	3%

Total operating expenses	34,990	56%	29,221	59%

Income from operations	9,786	16%	4,985	10%
Other expense, net	(311)	-1%	(770)	-2%

Income before income tax provision	9,475	15%	4,215	8%
Income tax provision	2,342	4%	1,054	2%

Net income	$7,133	11%	$3,161	6%

Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended March 31, 2006 were $60.3 million, compared to $47.8 million for the quarter ended March 31, 2005. Product sales by product market for the periods shown were as follows:

	Three Months Ended March 31,
	2006		2005
Sports Medicine	$40,587	67%	$33,373	70%
ENT	13,415	22%	8,932	19%
ArthroCare Spine	6,297	11%	5,485	11%
Coblation Technology	(42)	0%	44	0%

Total Product Sales	$60,257	100%	$47,834	100%

Product sales by geography for the periods shown were as follows:

	Three Months Ended March 31,
	2006		2005
Americas	$47,828	79%	$37,491	78%
United Kingdom	3,310	6%	3,167	7%
Rest of World	9,119	15%	7,176	15%

Total Product Sales	$60,257	100%	$47,834	100%

Our sustained increase in direct sales presence has continued to have a positive effect on product sales since inception, as did the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our acquisitions of Atlantech, Parallax, Opus Medical and ATI product lines have continued to have a positive effect on sales growth.

We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We anticipate that disposable device sales will remain a key component of our product sales in the near future.

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $2.2 million for the quarter ended March 31, 2006, compared to $1.8 million for the quarter ended March 31, 2005. The quarter over quarter increase is related to growth in the markets in which the Company receives royalties. The percentage of royalties, fees and other revenues as a percentage of income was 4% for both the quarters ended March 31, 2006 and March 31, 2005, respectively.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Amortization of controllers was $1.6 million in the first quarter of 2006, compared to $1.8 million in the first quarter of 2005. Controller amortization represented 2.6% of product sales for the quarter ended March 31, 2006. This is compared to the quarter ended March 31, 2005, when controller amortization represented 3.7% of product sales. The decrease as a percent of cost of sales for the three months ended March 31, 2006 compared to the same period in 2005 is driven by the slower growth in controller placements volume in conjunction with increased revenue reported for the period.

Cost of product sales was $17.7 million, or 28% of revenue for the three months ended March 31, 2006, as compared to $15.5 million, or 31% of revenue for the three months ended March 31, 2005. Gross margin as a percentage of total sales increased to 72% in the first quarter of 2006 from 69% in the first quarter of 2005. The increase in gross margin percentage in the first quarter of 2006 compared to the same period in 2005 and favorable increase in cost of product sales year over year is due to a full quarter of manufacturing of Opus Medical products being conducted in our Costa Rica facility in 2006, where we benefit from lower manufacturing costs associated with lower labor rates.

The Company expects gross margin to increase slightly in the coming year as we have the benefit of a full year of production of Opus Medical products in Costa Rica. Additionally, as the Company expands out of its core Coblation base, the controller amortization as a percentage of product revenue is also expected to continue to decrease.

Operating Expenses

Research and development expenses were $6.2 million, or 10% of total revenues, for the quarter ended March 31, 2006, compared to $4.9 million, or 10% of total revenues, for the quarter ended March 31, 2005. The dollar increase is due to a continued investment in our Coblation-based products and in the Parallax product line. The increase is primarily attributable to $0.6 million in increased compensation and related expenses, $0.4 million in stock-based compensation expense associated with our adoption of Statement 123R, $0.2 million in outside services, and $0.1 million in fixed charges, primarily depreciation and rent. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents. Additionally, a portion of the expected increase in operating expenses in 2006 compared to 2005 is expected to be attributable to our January 1, 2006 adoption of Statement 123R. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expenses were $21.9 million, or 35% of total revenues, for the quarter ended March 31, 2006, compared to $18.4 million, or 37% of total revenues, for the quarter ended March 31, 2005. The increase in absolute dollars for the first quarter of 2006 compared to the first quarter of 2005 related primarily to $1.0 million in increased sales commissions associated with the increased sales volume, $0.8 million in additional compensation and related expenses associated with our increased direct sales force, $0.8 million in stock-based compensation expense associated with our adoption of Statement 123R, and $0.9 million related to trade shows, samples and demos, promotions, and other related advertising expenses. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to commercialize and market future products. Further absolute dollar increases in sales and marketing expenses are expected to be driven by increased sales volumes from all product lines. Additionally, a portion of the expected increase in 2006 compared to 2005 will be attributable to our January 1, 2006 adoption of Statement 123R.

General and administrative expenses were $5.1 million, or 8% of total revenues, for the quarter ended March 31, 2006, compared to $4.6 million, or 9% of total revenues, for the quarter ended March 31, 2005. The increase in general and administrative expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is due primarily to approximately $0.3 million in additional compensation and related expenses due to increased staffing in the United States and international locations, a $0.9 million increase in stock-based compensation expense associated with our adoption of Statement 123R, and a net decrease in legal expenses of $0.7 million, which includes a settlement payment associated with the Smith & Nephew License and Settlement Agreement, recorded as a reduction of legal fees. We expect that general and administrative expenses will increase slightly as a percentage of total revenues during 2006 and a portion of the expected increase in 2006 compared to 2005 will be attributable to our January 1, 2006 adoption of Statement 123R.

Amortization of intangible assets increased to $1.8 million or 3% of total revenues, during the first quarter of 2006, compared to $1.5 million, or 3% of total revenues, in the first quarter of 2005. The increase in amortization for the three months ended March 31, 2006 as compared to the same period in 2005 is attributable to amortization of intangible assets acquired in the ATI acquisition. We expect that amortization of intangible assets will remain at current levels, due to our acquired assets.

Interest and other income (expense), net, declined to a net expense of $0.3 million for the quarter ended March 31, 2006, compared to a net expense of $0.8 million for the quarter ended March 31, 2005. The decrease in net interest expense of $0.5 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 is primarily a result of foreign exchange gains recognized in the first quarter of 2006 where we incurred losses in the same period of 2005. We anticipate interest and other income to increase in the future due to anticipated borrowings under our revolving credit facility.

Income Tax Provision. The provision for income taxes was $2.3 million for an effective tax rate of approximately 25%for the quarter ended March 31, 2006, compared to $1.1 million for an effective tax rate of 25% for the quarter ended March 31, 2005. The U.S. legislation permitting companies to record an R&D credit expired at the end of 2005. As such, the effective tax rate for the quarter ended March 31, 2006 does not include any benefit related to this credit. If the credit is legislatively extended in its present form, we anticipate that our effective tax rate for the year will be reduced below 25%.

Liquidity and Capital Resources

As of March 31, 2006, we had $103.0 million in working capital, compared to $98.8 million at December 31, 2005. Our principal sources of liquidity consisted of $16.3 million in cash, cash equivalents, and short-term investments at March 31, 2006. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of tax-exempt municipal bonds.

Cash provided by operating activities for the quarter ended March 31, 2006 was $3.3 million, primarily attributable to net income adjusted for non-cash items including increased stock-based compensation expense due to the adoption of Statement 123R including the income tax benefit received from stock options and increases in accounts receivable and inventory, partially offset by a decrease in accrued liabilities. Cash generated by operating activities for the quarter ended March 31, 2005 was $6.1 million, primarily attributable to net income adjusted for non-cash items and increases in accounts payable, partially offset by an increase in accounts receivable and a decrease in accrued liabilities.

Cash used in investing activities for the quarter ended March 31, 2006 was $56.9 million, due primarily to the cash payment made to the former Opus shareholders. Cash used in investing activities for the quarter ended March 31, 2005 was $3.9 million, due primarily to the capitalization of controllers and proceeds from maturities of investment securities.

Cash provided by financing activities for the quarter ended March 31, 2006 was $46.6 million, due primarily to cash proceeds of $35.0 million borrowed through our revolving credit facility, $9.3 million associated with proceeds from the exercise of stock options, and $2.2 million of income tax benefit related to employee stock options. Cash used in financing activities for the quarter ended March 31, 2005 was $0.5 million, due primarily to debt repayments.

The fair value of our investments in marketable securities at March 31, 2006 was $2.6 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds.

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

On January 13, 2006, the Company entered into a $100.0 million, five-year, secured revolving credit facility to fund earn-out payments associated with the Opus Medical acquisition and general corporate purposes. On January 18, 2006, the Company borrowed $35.0 million and is permitted to repay this amount in 2007 or later. On April 4, 2006, the Company borrowed an additional $3.5 million and anticipates repayment of this amount by the end of the second quarter. See Note 10 to the condensed consolidated financial statements for additional information.

We believe that the above-described credit and term facilities, in addition to cash generated from operations, will be sufficient to fund our operations through fiscal year 2006 and in the near future. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

There have been no significant changes in our contractual obligations and other commitments as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We have no off-balance sheet financing arrangements other than certain operating leases as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the condensed consolidated financial statements describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are impacted significantly by judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements. Actual results could differ materially from these estimates.

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

We recognize license fee and other revenue over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Royalties are recognized as earned, generally based on the licensees’ product shipments. These items are classified as royalties, fees and other revenues in the accompanying statements of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales in the accompanying statements of operations. Additionally, we assess risks of loss on accounts receivable and make adjustments to our allowance for doubtful accounts based on our assessment. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. We believe that the allowance for doubtful accounts of $2.1 million at March 31, 2006 is adequate to provide for probable losses associated with accounts receivable.

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

Business Combinations

Accounting for our business acquisitions requires extensive accounting estimates and judgments to allocate the purchase price between net tangible assets, in-process research and development, other identifiable intangible assets and goodwill. Assets and liabilities of acquired businesses are recorded under the purchase method of accounting at their estimated fair value at the date of acquisition.

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill for impairment on December 31 of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. We currently have recorded goodwill related to our acquisitions of Atlantech, MDA and Opus Medical. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value. We have accumulated goodwill of $117.4 million and other intangible assets of $39.8 million as of March 31, 2006.

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

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. In determining loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accrual estimates should be adjusted. During the quarter ended March 31, 2006, the Company recognized estimated losses of approximately $0.4 million related to various product liability and general business claims.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to the ESPP based on estimated grant date fair values. Stock-based compensation expense recognized under Statement 123R for the three months ended March 31, 2006 was $2.1 million. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended March 31, 2005. See Note 9 to the condensed consolidated financial statements for additional information.

Upon adoption of Statement 123R, we began estimating the value of employee stock options on the date of grant using the Black Scholes model, as we had previously used for the purpose of disclosing pro forma financial information. The determination of fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility, employee stock option exercise behavior, and related tax implications. The weighted average estimated value of employee stock options granted during the three months ended March 31, 2006 was $16.24 per share using the Black Scholes model with the following weighted average assumptions:

Three months ended March 31, 2006
Expected term (1)	3.8 years
Expected volatility (2)	37%
Risk-free interest rate (3)	4.6%
Expected dividends	— %

(1)	The expected term assumption for options for the quarter ended March 31, 2006 was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.
(2)	The expected volatility for the quarter ended March 31, 2006 was determined using a blend of implied volatility and historical volatility over the expected term, which we consider a better indictor of expected volatility than using only historical volatility.
(3)	The risk-free interest rate is based upon observed interest rates appropriate for the term of the Company’s awards.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience but actual forfeitures could differ materially and result in volatility in our stock-based compensation expense amounts.

Risk Factors

There are numerous factors that affect ArthroCare’s business and the results of its operations. These factors include general economic and business conditions; our dependency upon our Arthroscopic Surgery System; uncertainty of the commercial success of products outside of our core businesses; our limited marketing and sales experience; our dependency on key suppliers; the level and intensity of competition in our core businesses; uncertainty over reimbursement from health care payers for procedures in which our products are used or adverse changes in environmental and private third-party payers’ policies toward reimbursement; business integration risks; fluctuating operating results due to many factors, including, but not limited to, product and production-related as well as research and development activities; risks associated with our ability to protect our intellectual property; risks associated with potential patent litigation; the potential volatility of our stock; Delaware law provisions in our charter and our stockholder rights plan could make the acquisition of our company by another company more difficult; the requirement that we must obtain governmental clearances or approvals before we can sell our products and we must continue to comply with applicable laws and regulations; and, future changes in the accounting treatment for employee stock options may cause adverse unexpected fluctuations and affect our reported results of operations. For a discussion of these and other factors affecting ArthroCare’s business, see “Item 1 — Business — Additional Factors That Might Affect Future Results “ in our Form 10-K for the fiscal year ended December 31, 2005. There have not been any material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, including cash and cash equivalents, and our debt. We do not use derivative financial instruments in our investment portfolio.

We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our cash and cash equivalents, and our debt.

The table below presents principal amounts and related weighted average interest rates as of March 31, 2006 for our cash, cash equivalents, and short-term investments (in thousands):

Cash, cash equivalents, and short-term investments	$16,293
Average interest rate	3.7%

Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

The table below presents principal amounts and related weighted average interest rates as of March 31, 2006 for our loan payable (in thousands):

Loan payable	$35,000
Average interest rate	6.4%

Borrowings under our amended and restated credit facility incur interest based on current market interest rates. To the extent that these rates fluctuate, our results of operations and cash flows, as well as our ability to borrow needed capital at a critical time, could be significantly affected.

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. During the first quarter of 2006, most of these currencies strengthened against the U.S. Dollar. To the extent that these currencies continue to become stronger or become weaker against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at March 31, 2006 are denominated primarily in U.S. Dollars and Euros. A 10% change in our March 31, 2006 Euro-denominated cash and cash equivalents balance would have an impact on pre-tax income of approximately $0.3 million.

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

As of December 31, 2005, we reported that management had identified a material weakness in its internal controls over financial reporting. At that time we concluded that we did not maintain effective internal control over financial reporting. Specifically, we did not maintain effective controls over the preparation and review of intercompany account reconciliations. This control deficiency could have resulted in a misstatement to our intercompany and related accounts that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As a result, we reported in our 2005 Annual Report on Form 10-K that as a result of such material weakness, our internal control over financial reporting was not effective as of December 31, 2005.

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiency relating to the reported material weakness had not been effectively remediated as of March 31, 2006.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item I by reference to the section entitled “Litigation” in Note 8 to the condensed consolidated financial statements contained in Part I above.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard, “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 contained a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. We urge you to read the risk factors contained in our 2005 Annual Report on Form 10-K, as there have not been any material changes in our risk factors.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: May 5, 2006	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2006	/s/ Fernando Sanchez
Fernando Sanchez
Senior Vice President,
Operations and Chief
Financial Officer
(Principal Financial and Accounting Officer)