Form 10-K/A
period 2003-12-31
ARTHROCARE CORP
filed 2006-05-11
CIK 1005010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

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

EXPLANATORY NOTE

ArthroCare Corporation (the “Company”) is filing Amendment No. 1 to its Annual Report on Form 10-K/A solely for the purpose of filing an unredacted copy of Exhibit 10.40 to the Company’s Annual Report on Form 10-K originally filed on March 15, 2004 (the “Original Annual Report”). The Company has made no other changes to the previously filed Original Annual Report.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

2

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

10.30*	Amendment to the 1993 Incentive Plan (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on August 8, 2000).

10.31*	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Statement on Form S-8 filed on August 8, 2000).

10.32†	Share Purchase Agreement relating to the entire issued share capital of Atlantech Medical Devices Limited and Atlantech Medical Devices (UK), Limited, dated October 21, 2002.

10.33*	Amended and Restated Nonstatutory Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2003).

10.34*	2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2003).

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

10.40	Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated December 19, 2003.

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1+	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.
+	Filed on March 15, 2004, with the original filing of the Annual Report on Form 10-K for the year ended December 31, 2003.

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

10.40	Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated December 19, 2003.

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1+	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.
+	Filed on March 15, 2004, with the original filing of the Annual Report on Form 10-K for the year ended December 31, 2003.

4

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION a Delaware corporation

Date: May 11, 2006	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2006	/s/ Michael Gluk
Michael Gluk
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

5