Form 10-Q/A
period 2004-09-30
ARTHROCARE CORP
filed 2006-05-11
CIK 1005010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 29, 2004 was 21,650,341.

EXPLANATORY NOTE

ArthroCare Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A solely for the purpose of filing an unredacted copy of Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q originally filed on November 26, 2004 (the “Original Quarterly Report”). The Company has made no other changes to the previously filed Original Quarterly Report.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibits

10.44	Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated October 15, 2004.

10.45 +	Employment Agreement between the Registrant and Michael Baker, dated January 1, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed on January 10, 2006, with the original filing of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

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

2