Form 10-Q
period 2006-06-30
ARTHROCARE CORP
filed 2006-08-04
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 26,431,572.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended June 30, 2006

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, and sales efforts. One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the sections entitled “Government Regulation”, “Patents and Proprietary Rights”, “Competition” and “Additional Factors That Might Affect Future Results” in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2005. Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,329	$20,717
Short-term investments	21,463	2,600
Accounts receivable, net of allowances of $2,160 at 2006 and $1,365 at 2005	51,232	47,138
Inventories, net	53,075	47,834
Prepaid expenses and other current assets	16,847	14,544

Total current assets	154,946	132,833

Property and equipment, net	34,906	32,604
Related party receivables	500	1,075
Intangible assets, net	38,181	40,901
Goodwill	117,987	59,170
Other assets	894	395

Total assets	$347,414	$266,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,932	$12,332
Accrued liabilities	6,313	6,548
Accrued compensation	8,597	11,008
Current portion of long-term debt	35,000	—
Income taxes payable	3,602	4,104

Total current liabilities	67,444	33,992

Deferred taxes and other liabilities	4,092	4,092

Total liabilities	71,536	38,084

Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized: 75,000 shares:
Issued and outstanding: 26,424 shares at 2006 and 24,619 shares at 2005	26	25
Treasury stock: 2,704 shares at 2006 and 2005	(42,158)	(42,158)
Additional paid-in capital	296,174	269,170
Deferred stock-based compensation	—	(4,543)
Accumulated other comprehensive income	1,374	770
Retained earnings	20,462	5,630

Total stockholders’ equity	275,878	228,894

Total liabilities and stockholders’ equity	$347,414	$266,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Product sales	$63,821	$49,683	$124,078	$97,517
Royalties, fees, and other	2,184	2,049	4,408	3,898

Total revenues	66,005	51,732	128,486	101,415

Cost of product sales	19,756	15,296	37,461	30,773

Gross profit	46,249	36,436	91,025	70,642

Operating expenses
Research and development	6,125	5,155	12,327	10,007
Sales and marketing	22,796	18,601	44,701	36,951
General and administrative	5,377	4,708	10,438	9,269
Amortization of intangible assets	1,718	1,458	3,540	2,916

Total operating expenses	36,016	29,922	71,006	59,143

Income from operations	10,233	6,514	20,019	11,499
Interest and other income (expense), net	(11)	(366)	(322)	(1,135)

Income before income tax provision	10,222	6,148	19,697	10,364

Income tax provision	2,523	1,330	4,865	2,384

Net income	$7,699	$4,818	$14,832	$7,980

Basic net income per share	$0.29	$0.20	$0.58	$0.33

Shares used in computing basic net income per share	26,180	24,176	25,756	24,044

Diluted net income per share	$0.28	$0.19	$0.53	$0.31

Shares used in computing diluted net income per share	27,803	25,877	27,773	25,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,832	$7,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,534	8,030
Provision for doubtful accounts and product returns	420	336
Provision for excess and obsolete inventory	—	200
Excess tax benefit from employee stock plans	(4,536)	—
Stock-based compensation expense	5,035	620
Other	(364)	426
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
Accounts receivable	(4,244)	(4,860)
Inventories	(4,599)	219
Prepaid expenses and other current assets	(2,247)	(220)
Other assets	304	11
Accounts payable	1,033	(282)
Accrued and other liabilities	(2,804)	(1,719)
Income taxes payable	4,033	2,052

Net cash provided by operating activities	16,397	12,793

Cash flows from investing activities:
Purchases of property and equipment	(7,976)	(6,277)
Purchases of intangible assets	(1,089)	—
Payment for purchase of Opus, net of cash acquired	(52,403)	—
Purchases of available-for-sale securities	(18,714)	(12,120)

Net cash provided by (used in) investing activities	(80,182)	(18,397)

Cash flows from financing activities:
Repayment on loan from bank	—	(2,143)
Proceeds from loan from bank	35,000	—
Proceeds from issuance of common stock, net of issuance costs	—	637
Income tax benefit relating to employee stock options	4,536	—
Proceeds from exercise of options to purchase common stock	15,860	6,209

Net cash provided by financing activities	55,396	4,703

Effect of exchange rate changes on cash and cash equivalents	1	(465)

Net increase (decrease) in cash and cash equivalents	(8,388)	(1,366)
Cash and cash equivalents, beginning of period	20,717	11,836

Cash and cash equivalents, end of period	$12,329	$10,470

Supplemental disclosure of non-cash investing activities:
Issuance of common stock to former shareholders of Opus Medical	$5,803	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Description of Business

ArthroCare Corporation (“ArthroCare”, “we” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. ArthroCare designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Many of ArthroCare’s products are based on its patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology has the capability of performing at temperatures lower than traditional electrosurgical tools. The Company’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. ArthroCare is an international company with manufacturing facilities in the United States and Costa Rica and sales offices in the United States and Europe.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of ArthroCare Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “ArthroCare”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission (“SEC”) in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Share-Based Payment

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123R”). Generally, Statement 123R requires companies to recognize compensation expense in the statements of operations based on the grant date fair value of share-based payments to employees, including grants of employee stock options and the right to purchase shares under an employee stock purchase plan. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for Statement 123R. In addition, the adoption of Statement 123R requires additional accounting related to the income tax effects and disclosures regarding the cash flow effects resulting from share-based payment arrangements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. These are related to short-term investments reclassified out of cash and cash equivalents as of and for the quarter ended June 30, 2005. This is described in our Annual Report on Form 10-K for the year ended December 31, 2005. The effect of such reclassifications is not material to the condensed consolidated financial statements.

NOTE 3 – Short-term Investments

Short-term investments were acquired at an aggregate cost of $21.5 million and $2.6 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, the Company’s short-term investments consist primarily of commercial paper, whereas at December 31, 2005 they consisted primarily of tax-exempt municipal bonds. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and approximate aggregate cost at June 30, 2006 and December 31, 2005.

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

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Month Ended June 30,
	2006	2005	2006	2005
Net income	$7,699	$4,818	$14,832	$7,980

Net unrealized gains on available-for-sale securities arising during the period, net of tax	136	—	149	—
Foreign currency translation adjustment	601	146	607	126

Comprehensive income	$8,436	$4,964	$15,588	$8,106

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - Computation of Net Income Per Share

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

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$7,699	$4,818	$14,832	$7,980

Basic:
Weighted-average shares outstanding	26,180	24,176	25,756	24,044

Basic net income per share	$0.29	$0.20	$0.58	$0.33

Diluted:
Weighted-average shares outstanding used in basic calculation	26,180	24,176	25,756	24,044
Dilutive effect of potential shares of common stock	1,623	1,701	2,017	1,789

Weighted-average shares and equivalents	27,803	25,877	27,773	25,833

Diluted net income per share	$0.28	$0.19	$0.53	$0.31

Options excluded from calculation as their effect would be anti-dilutive	444	558	336	512

Price range of excluded options	$43.27 -$48.56	$31.44-$48.56	$43.97 -$48.56	$30.35-$48.56

NOTE 6 – Inventories

The Company’s inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$10,583	$11,771
Work-in-process	4,656	4,455
Finished goods	37,836	31,608

Total	$53,075	$47,834

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

The Company’s reserve for excess and obsolete inventories was approximately $1.4 million at June 30, 2006 and $1.5 million at December 31, 2005, respectively.

NOTE 7 – Goodwill and Intangible Assets

Goodwill

During the quarter ended March 31, 2006, the Company disbursed $58.3 million to the former Opus Medical shareholders in cash and approximately 126,000 shares of its common stock valued at $5.8 million. This disbursement satisfied requirements set forth in the merger agreement and upon resolution of certain contingency factors, which were recorded as an increase to the purchase price and were allocated to goodwill. The value recognized for the shares issued was approximately $46 per share based on the average market price in the measurement period. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), the Company assesses its goodwill on December 31st each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. During the quarter and six months ended June 30, 2006, there were no indications that the Company’s goodwill balance is impaired.

Intangible assets with definite lives

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business and are subject to amortization. Intangible assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005	Estimated Useful Life
Intellectual property rights	$29,253	$29,137	8 years
Patents	11,700	11,700	8 years
Trade name/trademarks	4,800	4,800	7-8 years
Distribution/customer network	4,185	4,018	5 years
OEM contractual agreements	1,940	1,160	2-7 years
Licensing, employment and non-competition agreements	1,517	1,495	1-10 years

	53,395	52,310
Accumulated amortization	(15,214)	(11,409)

Net intangible assets	$38,181	$40,901

Intangible assets with definite lives are being amortized ratably over the assets’ estimated useful lives, which range between one and ten years as indicated in the table above. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three and six months ended June 30, 2006 was approximately $1.7 million and $3.6 million, respectively. Total

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amortization expense for the three and six months ended June 30, 2005 was approximately $1.5 million and $2.9 million, respectively. At June 30, 2006, total future amortization expense is as follows for all intangible assets (in thousands):

For the six months ending December 31, 2006	$3,644
For the year ended December 31, 2007	6,723
For the year ended December 31, 2008	6,003
For the year ended December 31, 2009	5,715
For the year ended December 31, 2010	5,628
For the year ended December 31, 2011	5,607
Thereafter	4,861

Total	$38,181

NOTE 8 - Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating leases. It recognizes rent expense on a straight-line basis over the lease term. Rent expense was $0.8 million for both the three months ended June 30, 2006 and June 30, 2005. Rent expense was $1.2 million for the six months ended June 30, 2006 and $1.4 million for the six months ended June 30, 2005.

At June 30, 2006, total future minimum lease payments are as follows (in thousands):

For the six months ending December 31, 2006	$1,272
For the year ended December 31, 2007	1,670
For the year ended December 31, 2008	1,068
For the year ended December 31, 2009	826
For the year ended December 31, 2010	817
Thereafter	1,906

Total	$7,559

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

The activity in its warranty accrual for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$200	$153	$175	$207
Accruals for warranties issued during the period	154	269	269	651
Warranty costs incurred during the period	(154)	(231)	(244)	(667)

Balance at end of period	$200	$191	$200	$191

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisition-related Contingent Payments

Under the terms of two of the Company’s acquisition agreements, the Company may be obligated to make additional purchase price payments. These potential payments have not been recorded as of June 30, 2006, as they have not yet been earned.

The Opus Medical, Inc. acquisition specifies a $5.0 million payment to the former Opus Medical shareholders in the fourth quarter of 2006 subject to the release of certain purchase contingencies. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued.

The Applied Therapeutics, Inc. (“ATI”) acquisition details certain circumstances that would require the Company to make an additional contingent payment in cash to the shareholders of ATI in the first quarter of 2007 (the “Contingent Consideration”) based on the net revenue earned by the Company from the acquired business from February 1, 2006 to January 31, 2007 (the “Earnout Period”). The Contingent Consideration, if any, to be paid by the Company to the stockholders of Applied Therapeutics will be equal to a multiple of net revenue derived from the sale of ATI products during the Earnout Period minus the initial payment of $10.0 million, but in no event will the Contingent Consideration exceed $15.0 million. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued.

Litigation

On December 15, 2005, Bonutti IP, LLC filed a lawsuit against ArthroCare in the United States District Court, Southern District of Illinois alleging that its Opus AutoCuff anchoring system infringed ten Bonutti patents (Nos. 5,527,343; 5,543,012; 5,948,002; 6,010,525; 6,117,160; 6,464,713; 6,569,187; 6,638,279; 5,814,072 and 5,948,001). Bonutti requested the Court to award damages and to issue a permanent injunction preventing ArthroCare from further infringement of the above-mentioned patents. ArthroCare has begun its initial review of these allegations. Upon initial review, the Company believes that these claims have no merit and intends to defend itself vigorously. The trial date has been set for August 2007.

Additionally, from time to time the Company is a defendant in certain lawsuits alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These product liability and other claims incurred in the ordinary course of business are generally covered by certain insurance policies, subject to certain deductible amounts and maximum policy limits. Except as otherwise described above, the Company has product liability insurance coverage in amounts it considers necessary to prevent material losses. The Company recognizes losses when they are known or considered probable and the amount can be reasonably estimated. For the six months ended June 30, 2006, the Company has recognized estimated losses of approximately $0.3 million related to various product liability and general business claims.

Defending and prosecuting intellectual property suits, United States Patent and Trademark office (“USPTO”) interference proceedings and related legal and administrative proceedings is costly and time-consuming. Further litigation may be necessary to enforce the Company’s patents, to protect its trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary right of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which ArthroCare may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which could have a material adverse effect on the Company’s business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. There can be no assurance that ArthroCare can obtain any necessary licenses on satisfactory terms, if at all.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 – Employee Stock Benefit Plans

Stock Option Plans

In December 1995, the Company adopted the Director Option Plan (“Director Plan”) and reserved 200,000 shares of common stock for issuance to directors under this plan. The Director Plan allows for an initial grant and automatic annual grants of options to outside directors of the Company. In May 2004, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 150,000 shares, to a total of 690,000 shares. The Director Plan, and the related shares available for grant under the plan, expired in December 2005.

In August 1999, the Company adopted the Nonstatutory Option Plan (“1999 Plan”). In June 2001, it authorized an amendment to the plan, effective April 26, 2001, increasing the aggregate number of shares authorized under the 1999 Plan to 3,550,000. As of June 30, 2006, 232,428 shares remain available for future grant under the 1999 Plan.

In May 2003, the Company adopted the 2003 Incentive Stock Plan (“2003 Plan”) under which the Board of Directors is authorized to grant incentive and nonstatutory stock option awards to employees and consultants. In May 2004, the Company’s stockholders approved an amendment to the 2003 Plan to increase the number of shares available for issuance by 750,000 shares, to a total of 1,250,000 shares. In May 2006, the Company’s stockholders approved an amendment to the 2003 plan to increase the number of shares available for issuance by 1,250,000, to a total of 2,500,000. Options granted under the 2003 Plan generally become exercisable over a 48-month period and restricted stock awards generally become exercisable over a 60-month period. As of June 30, 2006, 1,265,194 shares remain available for future grant under the 2003 Plan.

All options and awards granted under each of the Company’s plans have a legal life of seven years, effective February 2005. Prior to that, options granted had a legal life of 10 years from the grant date.

Employee Stock Purchase Plan. In December 1995, ArthroCare approved the Employee Stock Purchase Plan (“ESPP”) and reserved 300,000 shares of common stock for issuance thereunder. In May 2004, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for issuance by 150,000 shares, to a total of 450,000 shares. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10% of base compensation to the semi-annual purchase of shares of ArthroCare common stock. The purchase price is 95% of the fair market value at certain plan-defined dates. As of June 30, 2006, approximately 84,000 shares remained available for future grant under the ESPP. During the three and six months ended June 30, 2006, no shares were issued under the Company’s ESPP. During the three and six months ended June 30, 2005, approximately 24,000 shares were issued under the Company’s ESPP.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Activity

Stock option and stock appreciation rights activity for all plans for the three and six months ended June 30, 2006, is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	4,819	$19.50
Awards granted	231	46.83
Awards exercised	(540)	14.26
Awards canceled/forfeited	(3)	17.62

Awards exercisable as of March 31, 2006	4,507	$21.61
Awards granted	65	42.66
Awards exercised	(408)	16.17
Awards canceled/forfeited	(73)	28.91

Awards exercisable as of June 30, 2006	4,091	$22.38

Net cash proceeds from the exercise of stock option awards were $6.5 million and $15.9 million for the three and six months ended June 30, 2006, respectively. Net cash proceeds from the exercise of stock option awards were $5.6 million and $6.2 million for the three and six months ended June 30, 2005, respectively.

As of June 30, 2006, there was $15.9 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock plans related to stock option awards. That cost is expected to be recognized over a weighted-average period of 1.8 years. As of June 30, 2006, 3,882,069 awards are expected to vest with a weighted average exercise price of $22.10. At June 30, 2006, the aggregate intrinsic value associated with these options is $78.4 million. The intrinsic values associated with option awards vested and exercised during the period were $12.9 million and $26.2 million, respectively, for the six months ended June 30, 2006. The weighted average fair value of option awards granted for the three and six months ended June 30, 2005 was $14.32 and $15.82, respectively, and $17.59 as of December 31, 2005.

Awards outstanding and currently exercisable by exercise price for all plans at June 30, 2006 were as follows (in thousands, except per share data and contractual life):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of June 30, 2006	Weighted Average Exercise Price
$3.12 - $10.00	447	2.66	$6.71	434	$6.62
10.01 - 13.05	406	6.20	11.42	341	11.39
13.06 - 14.10	496	6.30	13.77	415	13.79
14.11 - 21.41	401	5.32	17.42	326	17.14
21.42 - 23.00	426	4.96	22.64	384	22.68
23.01 - 27.11	415	7.61	24.91	247	24.90
27.12 - 28.42	408	5.34	27.81	314	27.65
28.43 - 31.50	480	6.92	30.80	186	30.90
31.51 - 46.84	611	6.08	42.28	170	40.03
46.85 - 48.56	1	3.71	48.56	1	48.56

	4,091	5.72	$22.38	2,818	$19.23

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three and six months ended June 30, 2006, the Company issued 9,500 and 71,950 restricted common stock shares, respectively, to certain employees under its 2003 Incentive Stock Plan. These awards vest over a period of five years. Restricted stock awards and units activity for the six months period ended June 30, 2006, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2005	269,462	$20.84
Awards granted	62,450	46.84
Awards vested	(21,350)	31.37
Awards canceled/forfeited	(150)	34.57

Unvested at March 31, 2006	310,412	$19.91
Awards granted	9,500	42.47
Awards vested	(23,392)	24.14
Awards canceled/forfeited	(19,716)	16.99

Unvested at June 30, 2006	276,804	$19.60

As of June 30, 2006, there was total unrecognized compensation expense of $5.8 million, net of estimated forfeitures, related to unvested restricted stock awards and units. That cost is expected to be recognized over a weighted-average period of 1.9 years. At June 30, 2006, the aggregate intrinsic value associated with these awards is $11.1 million. The 71,950 restricted stock awards granted in the six months ended June 30, 2006 were valued at $3.1 million when reduced by estimated forfeitures. The intrinsic value associated with awards that vested during the six months ended June 30, 2006 was $2.0 million.

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

The Company elected to adopt the modified prospective transition method as provided by Statement 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Stock-based compensation for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

In the three months ended June 30, 2006, the Company recognized total stock-based compensation expense of $2.5 million in our condensed consolidated financial statements, which included $2.0 million for employee stock options and $0.4 million for restricted stock awards and units. In the six months ended June 30, 2006, the Company recognized total stock-based compensation expense of $5.0 million in our condensed consolidated

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

financial statements, which included $4.1 million for employee stock options and $0.9 million for restricted stock awards and units. Prior to its adoption of Statement 123R, the Company did not recognize expense related to employee stock options in its financial statements.

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights and restricted stock awards and units that the Company recorded in accordance with the provisions of Statement 123R for the three and six months ended June 30, 2006 (in thousands):

	Three months ended June 30, 2006		Six months ended June 30, 2006
	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units
Cost of product sales	$176	$36	$176	$74
Research and development	333	80	724	164
Sales and marketing	793	50	1,580	169
General and administrative	733	288	1,606	506

Stock-based compensation expense before incomes taxes	2,035	454	4,086	913
Income tax benefit	(711)	(169)	(1,473)	(353)

Total stock-based compensation expense after income taxes	$1,324	$285	$2,613	$560

For the quarter ended June 30, 2006, approximately $0.2 million of stock-based compensation expense related to employee stock options was capitalized into inventory based on units produced and will be amortized to cost of product sales based on units sold. The Company did not capitalize stock-based compensation expense under previous Statement 123 pro forma disclosures.

For the three and six months ended June 30, 2006, the Company recognized stock-based compensation expense of $0.4 million and $0.9 million associated with restricted stock awards and units, respectively, as shown above. For the three and six months ended June 30, 2005, the Company recognized stock-based compensation expense of $0.3 million and $0.6 million, respectively, associated with restricted stock awards and units.

The income tax benefit realized from stock option exercises was $2.3 million and $4.5 million for the three and six months ended June 30, 2006, respectively. There was no income tax benefit realized from stock option exercises for the three and six months ended June 30, 2005. In accordance with Statement 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock options issued to non-employees are accounted for using the fair value method of accounting. To date, all such awards have been classified within stockholders’ equity. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. Non-employee stock-based compensation expense for the three and six months ended June 30, 2006 was $34,000 and $35,000, respectively. Non-employee stock-based compensation expense for the three and six months ended June 30, 2005 was $52,000 and $64,000, respectively. Stock-based compensation is included in cost of product sales and sales and marketing, general and administrative, and research and development expense in the condensed consolidated statements of operations.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each stock-based award, excluding restricted stock, was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions, or range of assumptions, for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006		Six months ended June 30, 2006
	Options	ESPP	Options	ESPP
Expected term (in years) (1)	3.8	0.5	3.8	0.5
Expected volatility (2)	35%	46%	36%	46%
Risk-free interest rate (3)	4.9%	2.4 -3.05%	4.8%	2.4 –3.05%
Expected dividends	—%	—%	—%	—%
Weighted average grant date fair value	$14.32	$8.93	$15.82	$8.93

(1)	The expected term assumption for options was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.
(2)	The expected volatility was determined using a blend of implied volatility and historical volatility over the expected term, which the Company considers a better indictor of expected volatility than using only historical volatility.
(3)	The risk-free interest rate is based upon observed interest rates appropriate for the term of the Company’s awards.

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

The following table illustrates net income and net income per share as if the Company had adopted the fair value recognition provisions of Statement 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income—as reported	$4,818	$7,980
Add: Stock-based employee compensation expense recognized in net income, net of tax effects	192	323
Less: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,094)	(4,033)

Pro forma net income	$2,916	$4,270

Net income per share:
Basic—as reported	$0.20	$0.33
Basic—pro forma	$0.12	$0.18
Diluted—as reported	$0.19	$0.31
Diluted—pro forma	$0.11	$0.17

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of stock-based awards, excluding restricted stock, was estimated using the Black-Scholes model with the following weighted-average assumptions, or range of assumptions, for the six months ended June 30, 2005:

	Options	ESPP
Expected term (in years)	5.0	0.5
Expected volatility	65%	45%
Risk-free interest rate	3.8%	3.1%
Expected dividends	—%	—%
Weighted average grant date fair value	$17.37	$9.10

NOTE 10 – Debt

On January 13, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks (collectively, the “Lenders”). Under the terms of the Credit Agreement, the Company may borrow up to $100 million under a revolving line of credit from the named Lenders at the lead lender’s Prime Rate or the British Bankers Association LIBOR Rate, plus a spread. The spread over the Prime Rate or LIBOR Rate is determined by the Company’s leverage ratio, as defined in the Credit Agreement. On January 18, 2006, the Company borrowed $35.0 million. On April 4, 2006, the Company borrowed an additional $3.5 million, which was subsequently repaid on May 12, 2006. It is management’s intention to repay the $35.0 million loan within the next 12 months. As such, this loan has been reclassified to current liabilities as of June 30, 2006. Borrowings under the Credit Agreement mature on January 13, 2011.

The Credit Agreement has a five-year maturity and includes additional terms under which the Company may request an increase of up to $75 million in commitments from the Lenders, as business needs dictate. The Credit Agreement also contains various covenants that specify minimum or maximum financial ratios. The Company was in compliance with all such covenants at June 30, 2006.

NOTE 11 - Segment Information

ArthroCare has organized its marketing and sales efforts based on four operating segments which are aggregated into one reportable segment—developing, manufacturing, and marketing of disposable devices for less invasive surgical procedures. Each of the Company’s business units has similar economic characteristics, technologies, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are Sports Medicine (shoulder and knee arthroscopic products), ENT (to include ear, nose and throat and the Visage® cosmetic products), ArthroCare Spine™ (to include spinal and neurosurgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Sports Medicine	$41,235	65%	$32,976	66%	$81,822	66%	$66,348	68%
ENT	16,410	26%	10,785	22%	29,825	24%	19,717	20%
ArthroCare Spine	6,096	9%	5,922	12%	12,393	10%	11,408	12%
Coblation Technology	80	0%	—	0%	38	0%	44	0%

Total Product Sales	$63,821	100%	$49,683	100%	$124,078	100%	$97,517	100%

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Americas	$51,288	80%	$39,149	79%	$99,116	80%	$76,656	78%
United Kingdom	3,195	5%	2,618	5%	6,418	5%	5,785	6%
Germany	2,844	5%	2,341	5%	5,501	4%	4,594	5%
Rest of World	6,494	10%	5,575	11%	13,043	11%	10,482	11%

Total Product Sales	$63,821	100%	$49,683	100%	$124,078	100%	$97,517	100%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	June 30, 2006		December 31, 2005
United States	$23,781	66%	$23,305	68%
Rest of World	12,519	34%	10,769	32%

Total long-lived assets	$36,300	100%	$34,074	100%

NOTE 12 – Recently Issued Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As this guidance was recently issued, the Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

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

We have received 510(k) clearance from the FDA to market several of our products and several of our products are CE marked, which is a requirement to sell our products in most of Western Europe. Specifically, we have received 510(k) clearance from the FDA to market our Coblation-based Arthroscopic Surgery System, or Arthroscopic System, for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip. In addition, our Arthroscopic System is CE marked for use in arthroscopic surgery. We have also received 510(k) clearances in the United States and a CE mark in Europe to market and sell our Coblation-based Spinal Surgery System for spinal surgery and neurosurgery. Our ENT Surgery System has received 510(k) clearances from the FDA and a CE mark for use in general head, neck, oral and sinus surgery procedures, including tonsillectomy and adenoidectomy, turbinate reduction to relieve nasal obstruction, and soft palate stiffening to treat snoring. The FDA also has cleared our Cosmetic Surgery System for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. In addition, the Cosmetic Surgery System has received a CE Mark. We also have received 510(k) clearance from the FDA, and applied for a CE mark, to market products based on our Coblation technology for use in urology, gynecology, plastic and reconstructive surgery, orthopedic surgery and general surgery.

Overview of Second Quarter Results

Relative to the first quarter, total revenue for the second quarter of 2006 increased 6% to $66.0 million. The increase was driven by the combined performance of all business units. Total revenue for the second quarter of 2006 increased 28% compared to the second quarter of 2005. International revenue represented approximately 20% of net product sales in the quarter. No single customer accounted for more than 10% of our net product sales.

Total operating expenses were approximately $36.0 million for the second quarter of 2006, compared to $29.9 million in the second quarter of 2005. This $6.1 million increase was driven by a combination of factors: approximately $1.8 million of the increase was due to stock-based compensation expense associated with our adoption of Statement 123R; $1.9 million represents increased sales and marketing expenses driven by our larger sales force; $1.2 million represents increased advertising and promotion expenses; and approximately $1.0 million was associated with a variety of activities including increases in outside services, fixed charges associated with our Sunnyvale, California facility, training and accounts receivable reserves and increased intangible asset amortization associated with our acquisition of ATI.

Our cash, cash equivalents and short-term investments balance at June 30, 2006 was $33.8 million, an increase of approximately $10.5 million from December 31, 2005.

Our headcount at June 30, 2006 was 903, an increase of 2% from 883 at December 31, 2005 and an increase of 23% from 737 at June 30, 2005. Headcount increases are primarily attributable to increases in manufacturing personnel in Costa Rica and additions of personnel in administration and finance.

Results of Operations and Financial Condition

Comparison of the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005 (in thousands, unless otherwise noted).

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Revenues:
Product Sales	$63,821	97%	$49,683	96%	$124,078	97%	$97,517	96%
Royalties, fees, and other	2,184	3%	2,049	4%	4,408	3%	3,898	4%

Total revenues	66,005	100%	51,732	100%	128,486	100%	101,415	100%

Cost of product sales	19,756	30%	15,296	30%	37,461	29%	30,773	30%

Gross profit	46,249	70%	36,436	70%	91,025	71%	70,642	70%

Operating expenses:
Research and development	6,125	9%	5,155	10%	12,327	10%	10,007	10%
Sales and marketing	22,796	34%	18,601	36%	44,701	35%	36,951	36%
General and administrative	5,377	8%	4,708	9%	10,438	8%	9,269	9%
Amortization of intangible assets	1,718	3%	1,458	3%	3,540	3%	2,916	3%

Total operating expenses	36,016	54%	29,922	58%	71,006	56%	59,143	58%

Income from operations	10,233	16%	6,514	12%	20,019	15%	11,499	11%
Interest and other income (expense), net	(11)	0%	(366)	(1)%	(322)	0%	(1,135)	(1)%

Income before income tax provision	10,222	16%	6,148	11%	19,697	15%	10,364	10%
Income Tax provision	2,523	4%	1,330	2%	4,865	4%	2,384	2%

Net income	$7,699	12%	$4,818	9%	$14,832	11%	$7,980	8%

Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended June 30, 2006 were $63.8 million, compared to $49.7 million for the three months ended June 30, 2005. Product sales for the six months ended June 30, 2006 were $124.1 million, compared to $97.5 million for the six months ended June 30, 2005.

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Sports Medicine	$41,235	65%	$32,976	66%	$81,822	66%	$66,348	68%
ENT	16,410	26%	10,785	22%	29,825	24%	19,717	20%
ArthroCare Spine	6,096	9%	5,922	12%	12,393	10%	11,408	12%
Coblation Technology	80	0%	—	0%	38	0%	44	0%

Total Product Sales	$63,821	100%	$49,683	100%	$124,078	100%	$97,517	100%

Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Americas	$51,288	80%	$39,149	79%	$99,116	80%	$76,656	78%
United Kingdom	3,195	5%	2,618	5%	6,418	5%	5,785	6%
Germany	2,844	5%	2,341	5%	5,501	4%	4,594	5%
Rest of World	6,494	10%	5,575	11%	13,043	11%	10,482	11%

Total Product Sales	$63,821	100%	$49,683	100%	$124,078	100%	$97,517	100%

Our sustained increase in direct sales presence continues to have a positive effect on product sales since inception, as did the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our acquisitions of Atlantech, MDA, Opus Medical and ATI product lines have continued to have a positive effect on sales growth.

We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We anticipate that disposable device sales will remain a key component of our product sales in the near future.

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $2.2 million for the quarter ended June 30, 2006, compared to $2.0 million for the quarter ended June 30, 2005. The percentage of royalties, fees and other revenues as a percentage of income was 3% for the quarter ended June 30, 2006 and 4% for the quarter ended June 30, 2005. The quarter over quarter dollar increase is related to growth in the markets in which the Company receives royalties, whereas the percentage decline is due to increased product revenue associated with our core business activities. Royalties, fees and other revenues were $4.4 million for the six months ended June 30, 2006, compared to $3.9 million for the six months ended June 30, 2005. The period over period increase is related to growth in the markets in which the Company receives royalties. The percentage of royalties, fees and other revenues as a percentage of income was 3% and 4% for the six months ended June 30, 2006 and June 30, 2005, respectively.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers. The costs are being capitalized and amortized into cost of product sales over the useful life of the controller unit, which is defined as three or four years, depending on the controller model. Amortization of controllers was $1.6 million and $3.2 million for the three and six months ended June 30, 2006, respectively. This compares to amortization of $1.6 million and $3.4 million for the three and six months ended June 30, 2005, respectively. Controller amortization represented 3% of product sales for both the three and six months ended June 30, 2006. This compares to 2005 where for the three and six months ended June 30, 2005, controller amortization represented 3% and 4% of product sales, respectively. The year to date decrease as a percent of cost of sales for the six months ended June 30, 2006 compared to the same period in 2005 is driven by increased revenue reported for the period.

Cost of product sales was $19.8 million, or 30% of revenue for the three months ended June 30, 2006, as compared to $15.3 million, or 30% of revenue for the three months ended June 30, 2005. Gross product margin as a percentage of product sales was 70% in both the second quarter of 2006 and the same period in the prior year. Cost of product sales was $37.5 million, or 29% of revenue for the six months ended June 30, 2006, as compared to $30.8 million, or 30% of revenue, for the six months ended June 30, 2005. Gross product margin as a percentage of product sales increased to 71% in the first six months of 2006 from 70% during the same period in the prior year. Cost of product sales for the three and six months ended June 30, 2006 includes $0.2 million of stock-based compensation expense related to employee stock options that has been capitalized into inventory. The increase in the gross margin percentage in the first half of 2006 compared to the same period in 2005 is due primarily to the decline in controller amortization as a percentage of product revenue.

We do not anticipate any material changes in our gross margin for the remainder of 2006.

Operating Expenses

Research and development expenses were $6.1 million, or 9% of total revenues, for the quarter ended June 30, 2006, compared to $5.2 million, or 10% of total revenues, for the three months ended June 30, 2005. The dollar increase is due to a continued investment in our Coblation-based products and in the Parallax product line. Specifically, the increase is primarily attributable to $0.3 million in stock-based compensation expense associated with our adoption of Statement 123R, $0.2 million in outside services, and $0.4 million in fixed and allocated charges associated with our Sunnyvale, California facility.

Research and development expenses were $12.3 million, or 10% of total revenues, for the six months ended June 30, 2006, compared to $10.0 million, or 10% of total revenues, for the same period in 2005. The increase is primarily attributable to $0.7 million in stock-based compensation expense associated with our adoption of Statement 123R, $0.5 million in increased compensation and related expenses due to additional headcount, $0.4 million in outside services and increased prototype development costs, accompanied by $0.5 million in fixed and allocated charges associated with our Sunnyvale, California facility, and various other smaller charges totaling $0.2 million.

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

Sales and marketing expenses were $22.8 million, or 34% of total revenues, for the quarter ended June 30, 2006, compared to $18.6 million, or 36% of total revenues, for the quarter ended June 30, 2005. The increase in absolute dollars for the second quarter of 2006 compared to the second quarter of 2005 related primarily to $1.2 million in increased sales commissions associated with increased sales volume, $0.7 million in additional compensation and related expenses associated with our increased direct sales force, $0.8 million in stock-based compensation expense associated with our adoption of Statement 123R, $1.2 million in increased advertising and promotion expenses and $0.3 million in increased training and accounts receivable reserves.

Sales and marketing expenses were $44.7 million, or 35% of total revenues, for the six months ended June 30, 2006, compared to $37.0 million, or 36% of total revenues, for the six months ended June 30, 2005. The increase in absolute dollars for the first half of 2006 compared to the first half of 2005 related primarily to $2.2 million in increased sales commissions associated with increased sales volume, $1.3 million in additional compensation and related expenses associated with our increased direct sales force, $1.6 million in stock-based compensation expense associated with our adoption of Statement 123R, $1.9 million in increased advertising and promotion expenses, and $0.7 million in increased training costs, accounts receivable reserves, and various other smaller charges.

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

General and administrative expenses were $5.4 million, or 8% of total revenues, for the quarter ended June 30, 2006, compared to $4.7 million, or 9% of total revenues, for the quarter ended June 30, 2005. The increase in general and administrative expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due primarily to approximately $0.7 million increase in stock-based compensation expense associated with our adoption of Statement 123R, $0.3 million in increased legal and litigation settlement costs, offset by $0.3 million decline in rent and related costs, primarily associated with the payment made in 2005 resulting from an early lease termination.

General and administrative expenses were $10.4 million, or 8% of total revenues, for the six months ended June 30, 2006, compared to $9.3 million, or 9% of total revenues, for the six months ended June 30, 2005. The increase in general and administrative expenses is due primarily to approximately $1.6 million increase in stock-based compensation expense associated with our adoption of Statement 123R and $0.6 million in additional compensation and related expenses due to increased staffing in the United States and international locations. These increases are offset by a net decrease in legal expenses of $0.3 million, which includes a settlement payment associated with the Smith & Nephew License and Settlement Agreement, recorded as a reduction of legal fees in the first quarter of 2006, and a $0.8 million decrease in rent and related costs, primarily associated with a payment made in 2005 resulting from an early lease termination and reductions in rent expense associated with the renegotiation of our Sunnyvale, California office lease.

We expect that general and administrative expenses will increase slightly as a percentage of total revenues during 2006 and a portion of the expected increase in 2006 compared to 2005 will be attributable to our January 1, 2006 adoption of Statement 123R.

Amortization of intangible assets increased to $1.7 million or 3% of total revenues, for the quarter ended June 30, 2006, compared to $1.5 million, or 3% of total revenues, in the second quarter of 2005. Amortization of intangible assets increased to $3.5 million or 3% of total revenues, for the six months ended June 30, 2006, compared to $2.9 million, or 3% of total revenues, in the first six months of 2005. The increase in amortization for the three and six months ended June 30, 2006 as compared to the same period in 2005 is attributable to amortization of intangible assets acquired in the ATI acquisition. We expect that amortization of intangible assets will remain at current levels, due to our acquired assets.

Interest and other income (expense), net decreased to a net expense of $11,000 for the quarter ended June 30, 2006, compared to net expense of $0.4 million for the three months ended June 30, 2005. The decrease in net interest and other expense of $0.4 million for the quarter ended June 30, 2006 compared to the three months ended June 30, 2005 is primarily a result of foreign exchange gains recognized in the second quarter of 2006 where we incurred losses in the same period of 2005.

Interest and other income (expense), net decreased to a net expense of $0.3 million for the six months ended June 30, 2006, compared to net expense of $1.1 million for the six months ended June 30, 2005. The net decrease of $0.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is a result of foreign exchange gains recognized in the first half of 2006 where we incurred losses in the same period of 2005, offset by an increase in interest expense associated with debt incurred due to our acquisitions of MDA and Opus Medical for the six months ended June 30, 2005.

We anticipate interest and other income to stabilize for the remainder of the year as we do not anticipate any additional borrowings under our revolving credit facility.

Income Tax Provision

The provision for income taxes was $2.5 million for an effective tax rate of 25% for the quarter ended June 30, 2006, compared to $1.3 million for an effective tax rate of 22% for the quarter ended June 30, 2005. The provision for income taxes was $4.9 million for an effective tax rate of 25% for the six months ended June 30, 2006, compared to $2.4 million for an effective tax rate of 23% for the six months ended June 30, 2005. The U.S. legislation permitting companies to record an R&D credit expired at the end of 2005. As such, the effective tax rate for the three and six months ended June 30, 2006 does not include any benefit related to this credit. If the credit is legislatively extended in its present form, we anticipate that our effective tax rate for the year will be reduced below 25%.

Liquidity and Capital Resources

As of June 30, 2006, we had $87.5 million in working capital, compared to $98.8 million at December 31, 2005. Our principal sources of liquidity consisted of $33.8 million in cash, cash equivalents, and short-term investments at June 30, 2006. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of tax-exempt municipal bonds.

Cash provided by operating activities for the six months ended June 30, 2006 was $16.4 million, primarily attributable to net income adjusted for non-cash items, including increased stock-based compensation expense due to the adoption of Statement 123R, the income tax benefit received from stock options, and increases in accounts receivable and inventory, partially offset by a decrease in accrued liabilities. Cash generated by operating activities for the six months ended June 30, 2005 was $12.8 million, primarily attributable to net income adjusted for non-cash items and an increase in income tax payable, partially offset by an increase in accounts receivable and a decrease in accrued liabilities.

Cash used in investing activities for the six months ended June 30, 2006 was $80.2 million, due primarily to the cash payment of $52.4 million made to the former Opus shareholders, $18.7 million in purchases of available for sale securities, and $9.1 million in purchases of property and equipment and intangible assets. Cash used in investing activities for the six months ended June 30, 2005 was $18.4 million, due primarily to the manufacturing of controllers offset by the purchase of available for sale securities.

Cash provided by financing activities for the six months ended June 30, 2006 was $55.4 million, due primarily to cash proceeds of $35.0 million borrowed through our revolving credit facility, $15.9 million associated with proceeds from the exercise of stock options, and $4.5 million of income tax benefit related to employee stock options. Cash provided by financing activities for the six months ended June 30, 2005 was $4.7 million, due primarily to stock option purchases, partially offset by loan repayments.

The fair value of our investments in marketable securities at June 30, 2006 was $21.5 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds.

On January 13, 2006, the Company entered into a $100.0 million, five-year, secured revolving credit facility to fund earn-out payments associated with the Opus Medical acquisition and general corporate purposes. On January 18, 2006, the Company borrowed $35.0 million and is permitted to repay this amount in 2007 or later. On April 4, 2006, the Company borrowed an additional $3.5 million, which was subsequently repaid on May 12, 2006. It is management’s intention to repay the $35.0 million loan within the next 12 months. As such, this loan has been reclassified to current liabilities as of June 30, 2006. Borrowings under the Credit Agreement mature on January 13, 2011. See Note 10 to the condensed consolidated financial statements for additional information.

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

Revenue Recognition

We recognize product and royalty revenue after shipment of our products to customers, fulfillment of any acceptance terms, and when no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of a provision for estimated product returns. Revenue related to collaborative research and development contracts is recognized as the related work is performed.

We recognize license fees and other revenue over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Royalties are recognized as earned, generally based on the licensees’ product shipments. These items are classified as royalties, fees and other revenues in the accompanying statements of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales in the accompanying statements of operations. Additionally, we assess risks of loss on accounts receivable and make adjustments to our allowance for doubtful accounts based on our assessment. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. We believe that the allowance for doubtful accounts of $2.2 million at June 30, 2006 is adequate to provide for probable losses associated with accounts receivable.

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

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill for impairment on December 31st of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. We currently have recorded goodwill related to our acquisitions of Atlantech, MDA and Opus Medical. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill. Impairment is measured by the difference between the recorded value of goodwill and its implied fair value when the fair value of the reporting unit is less than its net book value. We have accumulated goodwill of $118.0 million and other intangible assets of $38.2 million as of June 30, 2006.

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

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. In determining loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accrual estimates should be adjusted. During the six months ended June 30, 2006, the Company recognized estimated losses of approximately $0.3 million related to various product liability and general business claims.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to the ESPP based on estimated grant date fair values. Stock-based compensation expense recognized under Statement 123R for the three and six months ended June 30, 2006 was $2.0 million and $4.1 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended June 30, 2005. See Note 9 to the condensed consolidated financial statements for additional information.

Upon adoption of Statement 123R, we began estimating the value of employee stock options on the date of grant using the Black Scholes model, as we had previously used for the purpose of disclosing pro forma financial information. The determination of the fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility, employee stock option exercise behavior, and related tax implications.

The weighted average fair value of options granted for the three and six months ended June 30, 2006 was $14.32 and $15.82 per share, respectively, using the Black Scholes model with the following weighted average assumptions:

	Three months ended June 30, 2006		Six months ended June 30, 2006
	Options	ESPP	Options	ESPP
Expected term (in years) (1)	3.8	0.5	3.8	0.5
Expected volatility (2)	35%	46%	36%	46%
Risk-free interest rate (3)	4.9%	2.4 -3.05%	4.8%	2.4 –3.05%
Expected dividends	—%	—%	—%	—%
Weighted average grant date fair value	$14.32	$8.93	$15.82	$8.93

(1)	The expected term assumption for options was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.
(2)	The expected volatility was determined using a blend of implied volatility and historical volatility over the expected term, which we consider a better indictor of expected volatility than using only historical volatility.
(3)	The risk-free interest rate is based upon observed interest rates appropriate for the term of the Company’s awards.

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

Recently Issued Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Since the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

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

The table below presents principal amounts and related weighted average interest rates as of June 30, 2006 for our cash, cash equivalents, and short-term investments (in thousands):

Cash, cash equivalents, and short-term investments	$33,792

Average interest rate	4.7%

Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

The table below presents principal amounts and related weighted average interest rates as of June 30, 2006 for our loan payable (in thousands):

Loan payable	$35,000

Average interest rate	6.5%

Borrowings under our amended and restated credit facility incur interest based on current market interest rates. To the extent that these rates fluctuate, our results of operations and cash flows, as well as our ability to borrow needed capital at a critical time, could be significantly affected.

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. During the first and second quarters of 2006, most of these currencies strengthened against the U.S. Dollar. To the extent that these currencies continue to become stronger or become weaker against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at June 30, 2006 are denominated primarily in U.S. Dollars and Euros. A 10% change in our June 30, 2006 Euro-denominated cash and cash equivalents balance would have an impact on pre-tax income of approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a consequence of the material weakness in internal control over financial reporting described in the next paragraph, management has concluded that our disclosure controls and procedures were not effective at June 30, 2006.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiency relating to the reported material weakness had not been effectively remediated as of June 30, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our 2006 Annual Meeting of Stockholders on May 25, 2006.

(b)	Votes regarding the election of our directors for terms expiring at our 2006 annual meeting of stockholders:

NOMINEE	FOR	WITHHELD
Michael A. Baker	23,526,716	41,401

Barbara D. Boyan, Ph.D.	22,909,925	658,192

David F. Fitzgerald	22,787,873	780,244

James G. Foster	22,899,610	668,507

Tord B. Lendau	23,527,374	40,743

Jerry Widman	23,345,908	222,209

Peter L. Wilson	22,789,023	779,094

The above directors constitute the entire board of directors and are the only directors whose terms continued after our annual meeting of stockholders.

(c)	In addition to the election of directors described above, the following matters were voted upon at our annual meeting of stockholders:

(i)	Votes on the proposal to amend and restate the Company’s 2003 Incentive Stock Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,250,000 shares and to increase the maximum number of shares with respect to one or more awards that may be granted to a participant under the 2003 Incentive Stock Plan during a calendar year by 150,000 shares were as follows:

FOR	11,474,033	AGAINST	8,783,460	ABSTAIN	24,919

(ii)	Votes on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the 2006 fiscal year were as follows:

FOR	23,364,839	AGAINST	201,210	ABSTAIN	2,068

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
10.57	Lease Agreement, dated May 9, 2006, between the Registrant and Lantana Office Properties I, L.P.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: August 4, 2006	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2006	/s/ Michael Gluk
Michael Gluk
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)