Form 10-Q
period 2006-09-30
ARTHROCARE CORP
filed 2006-10-31
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27422

ArthroCare Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3180312
(State of incorporation)	(I.R.S. Employer Identification No.)

7500 Rialto Blvd., Building Two, Suite 100, Austin, TX 78735

(Address of principal executive offices)

(512) 391-3900

(Registrant’s telephone number, including area code)

111 Congress Avenue, Suite 510, Austin, TX 78701

(Former address of principal executive offices)

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2006 was 26,966,898.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended September 30, 2006

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$14,491	$20,717
Short-term investments	22,441	2,600
Accounts receivable, net of allowances of $2,060 at 2006 and $1,365 at 2005	53,754	47,138
Inventories, net	53,700	47,834
Prepaid expenses and other current assets	16,190	14,544

Total current assets	160,576	132,833

Property and equipment, net	35,604	32,604
Related party receivables	500	1,075
Intangible assets, net	37,773	40,901
Goodwill	124,369	59,170
Other assets	1,073	395

Total assets	$359,895	$266,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,894	$12,332
Accrued liabilities	15,099	6,548
Accrued compensation	8,259	11,008
Current portion of long-term debt	20,000	—
Income taxes payable	4,657	4,104

Total current liabilities	58,909	33,992

Deferred taxes and other liabilities	5,235	4,092

Total liabilities	64,144	38,084

Stockholders’ equity:
Preferred stock, par value $ 0.001:
Authorized: 5,000 shares
Issued and outstanding: none	—	—
Common stock, par value $ 0.001:
Authorized: 75,000 shares:
Issued and outstanding: 26,937 shares at 2006 and 25,255 shares at 2005	27	25
Treasury stock: 2,704 shares at 2006 and 2005	(42,158)	(42,158)
Additional paid-in capital	307,116	269,170
Deferred stock-based compensation	—	(4,543)
Accumulated other comprehensive income	1,628	770
Retained earnings	29,138	5,630

Total stockholders’ equity	295,751	228,894

Total liabilities and stockholders’ equity	$359,895	$266,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Product sales	$62,117	$51,621	$186,196	$149,139
Royalties, fees, and other	2,577	2,003	6,985	5,900

Total revenues	64,694	53,624	193,181	155,039

Cost of product sales	19,932	16,402	57,394	47,175

Gross profit	44,762	37,222	135,787	107,864

Operating expenses
Research and development	5,625	5,261	17,953	15,268
Sales and marketing	20,369	18,258	65,069	55,208
General and administrative	5,014	(1,014)	15,452	8,255
Acquired in-process research and development costs (IPR&D)	—	2,400	—	2,400
Amortization of intangible assets	1,784	1,564	5,324	4,480

Total operating expenses	32,792	26,469	103,798	85,611

Income from operations	11,970	10,753	31,989	22,253
Interest and other income (expense), net	(440)	(693)	(761)	(1,829)

Income before income tax provision	11,530	10,060	31,228	20,424

Income tax provision	2,854	2,866	7,720	5,250

Net income	$8,676	$7,194	$23,508	$15,174

Basic net income per share	$0.33	$0.29	$0.90	$0.63

Shares used in computing basic net income per share	26,681	24,538	25,985	24,199

Diluted net income per share	$0.31	$0.27	$0.84	$0.58

Shares used in computing diluted net income per share	28,265	26,470	28,069	26,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$23,508	$15,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,036	12,325
Provision for doubtful accounts and product returns	1,116	401
Provision for excess and obsolete inventory	1,461	770
Excess tax benefit from stock-based compensation	(5,050)	—
Stock-based compensation expense	7,718	1,008
Acquired in-process research and development costs	—	2,400
Other	(319)	735
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
Accounts receivable	(5,109)	(8,137)
Inventories	(5,578)	(2,127)
Prepaid expenses and other current assets	(1,560)	291
Other assets	244	—
Accounts payable	(5,752)	2,013
Accrued and other liabilities	5,542	(2,612)
Income taxes payable	7,070	4,860

Net cash provided by operating activities	38,327	27,101

Cash flows from investing activities:
Purchases of property and equipment	(12,408)	(9,284)
Purchases of intangible assets	(2,149)	(121)
Payment for purchase of ATI, net of cash acquired	(5,952)	(10,000)
Payment for purchasing Opus, net	(52,407)	—
Maturities (purchases) of available-for-sale securities	(19,395)	7,400
Net cash used in investing activities	(92,311)	(12,005)

Cash flows from financing activities:
Repayment on loan from bank	—	(3,215)
Proceeds from loan from bank	20,000	—
Proceeds from issuance of common stock, net of issuance costs	—	637
Excess tax benefit from stock-based compensation	5,050	—
Proceeds from exercise of options to purchase common stock	22,205	13,218

Net cash provided by financing activities	47,255	10,640

Effect of exchange rate changes on cash and cash equivalents	503	(488)

Net increase (decrease) in cash and cash equivalents	(6,226)	25,248
Cash and cash equivalents, beginning of period	20,717	11,836

Cash and cash equivalents, end of period	$14,491	$37,084

Supplemental disclosure of non-cash investing activities:
Issuance of common stock to former shareholders of Opus Medical	$5,803	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Description of Business

ArthroCare Corporation (“ArthroCare”, “we” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. ArthroCare designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Many of ArthroCare’s products are based on its patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology has the capability of performing at temperatures lower than traditional electrosurgical tools. The Company’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. ArthroCare is an international company with manufacturing facilities in the United States, UK and Costa Rica and sales offices in the United States and Europe.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of ArthroCare Corporation and its wholly-owned subsidiaries (collectively, the “Company” or “ArthroCare”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission (“SEC”) in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005 was derived from the Company’s audited consolidated financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts. During the third quarter, the Company recorded a $1.5 million correction to the classification of its cash flows from operating activities and cash flows from financing activities in its Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006. This correction had the effect of increasing cash flows from operating activities. It was required as a result of the Company’s adoption of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123R”) with respect to the excess tax benefit from stock-based compensation.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Share-Based Payment

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

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. These are related to short-term investments reclassified out of cash and cash equivalents as of and for the quarter ended September 30, 2005. This is described in our Annual Report on Form 10-K for the year ended December 31, 2005. The effect of such reclassifications is not material to the condensed consolidated financial statements.

NOTE 3 – Short-term Investments

Short-term investments were acquired at an aggregate cost of $ 22.4 million and $2.6 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, the Company’s short-term investments consist primarily of commercial paper, whereas at December 31, 2005 they consisted primarily of tax-exempt municipal bonds. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and approximate aggregate cost at September 30, 2006 and December 31, 2005.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Month Ended September 30,
	2006	2005	2006	2005
Net income	$8,676	$7,194	$23,508	$15,714

Net unrealized gains on available-for-sale securities arising during the period, net of tax	297	—	446	—
Foreign currency translation adjustment	254	(20)	861	106

Comprehensive income	$9,227	$7,174	$24,815	$15,820

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$8,676	$7,194	$23,508	$15,174

Basic:
Weighted-average shares outstanding	26,681	24,538	25,985	24,199

Basic net income per share	$0.33	$0.29	$0.90	$0.63

Diluted:
Weighted-average shares outstanding used in basic calculation	26,681	24,538	25,985	24,199
Dilutive effect of options	1,482	1,833	1,969	1,863
Dilutive effect of unvested restricted stock	102	99	115	93

Weighted-average shares and equivalents	28,265	26,470	28,069	26,155

Diluted net income per share	$0.31	$0.27	$0.84	$0.58

Options excluded from calculation as their effect would be anti-dilutive	445	85	336	117

Price range of excluded options	$44.12 - $48.56	$36.90 - $48.56	$44.02 - $48.56	$32.57 – $48.56

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – Inventories

The Company’s inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$11,920	$11,771
Work-in-process	4,337	4,455
Finished goods	37,443	31,608

Total	$53,700	$47,834

The Company’s inventories, which include material and labor costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value.

The Company’s reserve for excess and obsolete inventories was approximately $1.5 million at September 30, 2006 and $1.5 million at December 31, 2005, respectively.

NOTE 7 – Goodwill and Intangible Assets

Goodwill

During the quarter ended March 31, 2006, the Company disbursed $58.3 million to the former Opus Medical shareholders in cash and approximately 126,000 shares of its common stock valued at $5.8 million. This disbursement satisfied requirements set forth in the merger agreement and upon resolution of certain contingency factors, which were recorded as an increase to the purchase price and were allocated to goodwill. The value recognized for the shares issued was approximately $46 per share based on the average market price in the measurement period. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), the Company assesses its goodwill on December 31st each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. During the quarter and nine months ended September 30, 2006, there were no indications that the Company’s goodwill balance is impaired.

During the quarter ended September 30, 2006, the Company increased its goodwill balance by approximately $6.0 million related to consideration that will be issued to the stockholders of ATI based on ATI product sales in accordance with the acquisition agreement.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets with definite lives

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business and are subject to amortization. Intangible assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005	Estimated Useful Life
Intellectual property rights	$29,334	$29,137	8 years
Patents	11,700	11,700	8 years
Trade name/trademarks	4,800	4,800	7-8 years
Distribution/customer network	5,586	4,018	5 years
OEM contractual agreements	1,940	1,160	2-7 years
Licensing, employment and non-competition agreements	1,605	1,495	1-10 years

	54,965	52,310
Accumulated amortization	(17,192)	(11,409)

Net intangible assets	$37,773	$40,901

Intangible assets with definite lives are being amortized ratably over the assets’ estimated useful lives, which range between one and ten years as indicated in the table above. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Total amortization expense for the three and nine months ended September 30, 2006 was approximately $1.8 million and $5.4 million, respectively. Total amortization expense for the three and nine months ended September 30, 2005 was approximately $1.6 million and $4.7 million, respectively. At September 30, 2006, total future amortization expense is as follows for all intangible assets (in thousands):

For the three months ending December 31, 2006	$1,892
For the year ended December 31, 2007	6,986
For the year ended December 31, 2008	6,241
For the year ended December 31, 2009	5,946
For the year ended December 31, 2010	5,842
For the year ended December 31, 2011	5,821
Thereafter	5,045

Total	$37,773

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 - Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating leases. It recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.0 million for the three months ended September 30, 2006 and $0.4 million for the three months ended September 30, 2005. Rent expense was $2.2 million for the nine months ended September 30, 2006 and $1.8 million for the nine months ended September 30, 2005.

At September 30, 2006, total future minimum lease payments are as follows (in thousands):

For the three months ending December 31, 2006	$553
For the year ended December 31, 2007	2,282
For the year ended December 31, 2008	1,880
For the year ended December 31, 2009	1,618
For the year ended December 31, 2010	1,478
For the year ended December 31, 2011	1,505
Thereafter	4,376

Total	$13,692

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

The activity in its warranty accrual for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$200	$191	$175	$207
Accruals for warranties issued during the period	227	74	496	725
Warranty costs incurred during the period	(227)	(83)	(471)	(750)

Balance at end of period	$200	$182	$200	$182

Acquisition-related Contingent Payments

Under the terms of two of the Company’s acquisition agreements, the Company may be obligated to make additional purchase price payments. These potential payments have not been recorded as of September 30, 2006, as they have not yet been earned.

The Opus Medical, Inc. acquisition specifies a $5.0 million payment to the former Opus Medical shareholders in the fourth quarter of 2006 subject to the release of certain purchase contingencies. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition agreement with Applied Therapeutics, Inc. (“ATI”) details certain circumstances that would require the Company to make an additional contingent payment in cash to the stockholders of ATI in the first quarter of 2007 (the “Contingent Consideration”) based on the net revenue earned by the Company from the acquired business from February 1, 2006 to January 31, 2007 (the “Earnout Period”). The Contingent Consideration, if any, to be paid by the Company to the stockholders of ATI will be equal to a multiple of net revenue derived from the sale of ATI products during the Earnout Period minus the initial payment of $10.0 million, but in no event will the Contingent Consideration exceed $15.0 million. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued. As noted above, the Company recorded $6.0 million as an adjustment to the purchase price during the quarter ended September 30, 2006 for satisfied contingencies associated with ATI product sales targets.

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

Additionally, from time to time the Company is a defendant in certain lawsuits alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These product liability and other claims incurred in the ordinary course of business are generally covered by certain insurance policies, subject to certain deductible amounts and maximum policy limits. Except as otherwise described above, the Company has product liability insurance coverage in amounts it considers necessary to prevent material losses. The Company recognizes losses when they are known or considered probable and the amount can be reasonably estimated. For the nine months ended September 30, 2006, the Company has recognized estimated losses of approximately $0.3 million related to various product liability and general business claims.

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

In August 1999, the Company adopted the Nonstatutory Option Plan (“1999 Plan”). In June 2001, it authorized an amendment to the plan, effective April 26, 2001, increasing the aggregate number of shares authorized under the 1999 Plan to 3,550,000. As of September 30, 2006, 181,677 shares remain available for future grant under the 1999 Plan.

In May 2003, the Company adopted the 2003 Incentive Stock Plan (“2003 Plan”) under which the Board of Directors is authorized to grant incentive and nonstatutory stock option awards and restricted stock awards to employees and consultants. In May 2004, the Company’s stockholders approved an amendment to the 2003 Plan to increase the number of shares available for issuance by 750,000 shares, to a total of 1,250,000 shares. In May 2006, the Company’s stockholders approved an amendment to the 2003 plan to increase the number of shares available for issuance by 1,250,000, to a total of 2,500,000. Options granted under the 2003 Plan generally become exercisable over a 48-month period and restricted stock awards generally become exercisable over a 60-month period. As of September 30, 2006, 1,244,625 shares remain available for future grant under the 2003 Plan.

All options and awards granted under each of the Company’s plans have a legal life of seven years, effective February 2005. Prior to that, options granted had a legal life of 10 years from the grant date.

Employee Stock Purchase Plan. In December 1995, ArthroCare approved the Employee Stock Purchase Plan (“ESPP”) and reserved 300,000 shares of common stock for issuance thereunder. In May 2004, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for issuance by 150,000 shares, to a total of 450,000 shares. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10% of base compensation to the semi-annual purchase of shares of ArthroCare common stock. The purchase price is 95% of the fair market value at certain plan-defined dates. As of September 30, 2006, approximately 80,217 shares remained available for future grant under the ESPP. During the three and nine months ended September 30, 2006, 3,603 shares were issued under the Company’s ESPP, all of which were issued in the three months ended September 30, 2006. During the three months ended September 30, 2005, no shares were issued under the Company’s ESPP, and during the nine months ended September 30, 2005, approximately 24,188 shares were issued under the Company’s ESPP.

Stockholders Rights Plan. In November 1996, ArthroCare’s Board of Directors approved a Stockholders Rights Plan, declaring a dividend distribution of one preferred share purchase right for each outstanding share of its common stock, which would issue on certain triggering events. This plan was amended in January 2000. Each right will entitle stockholders to buy one-thousandth of one share of the Company’s Series A participating preferred stock at an exercise price of $185.00. This Plan was designed to assure that the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other tactics to gain control of the Company without paying all stockholders the fair value of their shares, including a “control premium.” At its meeting on October 25, 2006, the Board of Directors voted unanimously to allow the Stockholders’ Rights Plan to expire by its terms on November 14, 2006. The Board of Directors also intends to consider adoption of appropriate defensive measures under circumstances in which the Board believes that such measures may be necessary to protect stockholders’ interests.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan Activity

Stock option and stock appreciation rights activity for all plans for the three and nine months ended September 30, 2006 is as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	4,819	$19.50
Awards granted	231	46.83
Awards exercised	(540)	14.26
Awards canceled/forfeited	(3)	17.62

Awards exercisable as of March 31, 2006	4,507	$21.61
Awards granted	65	42.66
Awards exercised	(408)	16.17
Awards canceled/forfeited	(73)	28.91

Awards exercisable as of June 30, 2006	4,091	$22.38
Awards granted	107	45.48
Awards exercised	(436)	14.45
Awards canceled/forfeited	(76)	30.22

Awards exercisable as of September 30, 2006	3,686	$23.84

Net cash proceeds from the exercise of stock option awards were $6.3 million and $22.2 million for the three and nine months ended September 30, 2006, respectively. Net cash proceeds from the exercise of stock option awards were $7.0 million and $13.2 million for the three and nine months ended September 30, 2005, respectively.

As of September 30, 2006, there was $16.5 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock plans related to stock option awards. That cost is expected to be recognized over a weighted-average period of 1.6 years. As of September 30, 2006, 3,496,244 awards are expected to vest with a weighted average exercise price of $23.53. At September 30, 2006, the aggregate intrinsic value associated with these options is $81.6 million. The intrinsic values associated with option awards vested and exercised during the period were $13.2 million and $61.7 million, respectively, for the nine months ended September 30, 2006. The weighted average fair value of option awards granted for the three and nine months ended September 30, 2005 was $15.53 and $15.74, respectively, and $17.59 as of December 31, 2005.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Awards outstanding and currently exercisable by exercise price for all plans at September 30, 2006 were as follows (in thousands, except per share data and contractual life):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of September 30, 2006	Weighted Average Exercise Price
$ 3.12 - $10.00	335	2.72	$7.25	330	$7.21
10.01 - 13.05	263	5.92	11.96	239	12.00
13.06 - 14.10	456	6.01	13.77	397	13.80
14.11 - 21.05	366	5.04	17.46	300	17.12
21.06 - 23.00	405	4.65	22.66	372	22.70
23.01 - 27.11	385	7.36	24.92	243	24.90
27.12 - 28.42	333	5.04	27.74	288	27.64
28.43 - 31.50	455	6.73	30.79	191	30.86
31.51 - 46.84	687	6.04	42.85	179	40.29
46.85 - 48.56	1	3.46	48.56	1	48.56

	3,686	5.59	$23.84	2,540	$20.25

During the three and nine months ended September 30, 2006, the Company issued 36,630 and 108,580 restricted common stock shares, respectively, to certain employees under its 2003 Incentive Stock Plan. These awards vest over a period of five years. Restricted stock awards and units activity for the nine months ended September 30, 2006, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2005	269,462	$20.84
Awards granted	62,450	46.84
Awards vested	(21,350)	31.37
Awards canceled/forfeited	(150)	34.57

Unvested at March 31, 2006	310,412	$19.91
Awards granted	9,500	42.47
Awards vested	(23,392)	24.14
Awards canceled/forfeited	(19,716)	16.99

Unvested at June 30, 2006	276,804	$19.60
Awards granted	36,630	45.70
Awards vested	(3,599)	35.71
Awards canceled/forfeited	(7,500)	26.35

Unvested at September 30, 2006	302,335	$19.43

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2006, there was total unrecognized compensation expense of $6.6 million, net of estimated forfeitures, related to unvested restricted stock awards and units. That cost is expected to be recognized over a weighted-average period of 1.8 years. At September 30, 2006, the aggregate intrinsic value associated with these awards was $13.4 million. The 108,580 restricted stock awards granted in the nine months ended September 30, 2006 were valued at $4.7 million when reduced by estimated forfeitures. The intrinsic value associated with awards that vested during the nine months ended September 30, 2006 was $2.1 million.

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

The Company elected to adopt the modified prospective transition method as provided by Statement 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Stock-based compensation for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

In the three months ended September 30, 2006, the Company recognized total stock-based compensation expense of $2.5 million in our condensed consolidated financial statements, which included $2.0 million for employee stock options and $0.5 million for restricted stock awards and units. In the nine months ended September 30, 2006, the Company recognized total stock-based compensation expense of $7.5 million in our condensed consolidated financial statements, which included $6.1 million for employee stock options and $1.4 million for restricted stock awards and units. Prior to its adoption of Statement 123R, the Company did not recognize expense related to employee stock options in its financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights and restricted stock awards and units that the Company recorded in accordance with the provisions of Statement 123R for the three and nine months ended September 30, 2006 (in thousands):

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units
Cost of product sales	$261	$38	$437	$112
Research and development	297	67	1,021	230
Sales and marketing	619	127	2,199	297
General and administrative	833	283	2,439	789

Stock-based compensation expense before incomes taxes	2,010	515	6,096	1,428

Income tax benefit	(659)	(181)	(2,132)	(534)

Total stock-based compensation expense after income taxes	$1,351	$334	$3,964	$894

For the quarter ended September 30, 2006, approximately $190,000 of stock-based compensation expense related to employee stock options was capitalized into inventory based on units produced and will be amortized to cost of product sales based on units sold. The Company did not capitalize stock-based compensation expense under previous Statement 123 pro forma disclosures.

For the three and nine months ended September 30, 2006, the Company recognized stock-based compensation expense of $0.5 million and $1.4 million associated with restricted stock awards and units, respectively, as shown above. For the three and nine months ended September 30, 2005, the Company recognized stock-based compensation expense of $0.4 million and $0.9 million, respectively, associated with restricted stock awards and units.

The income tax benefit realized from stock option exercises was $0.5 million and $5.1 million for the three and nine months ended September 30, 2006, respectively. There was no income tax benefit realized from stock option exercises for the three and nine months ended September 30, 2005. In accordance with Statement 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock options issued to non-employees are accounted for using the fair value method of accounting. To date, all such awards have been classified within stockholders’ equity. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. Non-employee stock-based compensation expense for the three and nine months ended September 30, 2006 was $7,354 and $42,610, respectively. Non-employee stock-based compensation expense for the three and nine months ended September 30, 2005 was $20,777 and $84,420, respectively. Stock-based compensation is included in cost of product sales and sales and marketing, general and administrative, and research and development expense in the condensed consolidated statements of operations.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each stock-based award, excluding restricted stock, was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions, or range of assumptions, for the three and nine months ended September 30, 2006:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Options	ESPP	Options	ESPP
Expected term (in years) (1)	3.8	0.5	3.8	0.5
Expected volatility (2)	36%	35%	36%	35%
Risk-free interest rate (3)	4.95	5.15	4.75	5.15
Expected dividends	—	—	—	—
Weighted average grant date fair value	$15.53	$7.00	$15.74	$7.00

(1)	The expected term assumption for options was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.
(2)	The expected volatility was determined using a blend of implied volatility and historical volatility over the expected term, which the Company considers a better indictor of expected volatility than using only historical volatility.
(3)	The risk-free interest rate is based upon observed interest rates appropriate for the term of the Company’s awards.

Stock-based compensation expense recognized in the condensed consolidated statement of operations is based on awards ultimately expected to vest. As such, it has been reduced for estimated forfeitures. Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on the Company’s historical experience. Prior to fiscal 2006, the expected term and expected volatility of stock options were primarily based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table illustrates net income and net income per share as if the Company had adopted the fair value recognition provisions of Statement 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income—as reported	$7,194	$15,174
Add: Stock-based employee compensation expense recognized in net income, net of tax effects	193	517
Less: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,046)	(6,080)

Pro forma net income	$5,341	$9,611

Net income per share:
Basic—as reported	$0.29	$0.63
Basic—pro forma	$0.22	$0.40
Diluted—as reported	$0.27	$0.58
Diluted—pro forma	$0.20	$0.37

The fair value of stock-based awards, excluding restricted stock, was estimated using the Black-Scholes model with the following weighted-average assumptions, or range of assumptions, for the nine months ended September 30, 2005:

	Options	ESPP
Expected term (in years)	5.0	0.5
Expected volatility	64%	45%
Risk-free interest rate	3.9%	3.1%
Expected dividends	—	—
Weighted average grant date fair value	$17.73	$9.10

NOTE 10 – Debt

On January 13, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks (collectively, the “Lenders”). Under the terms of the Credit Agreement, the Company may borrow up to $100 million under a revolving line of credit from the named Lenders at the lead Lender’s Prime Rate or the British Bankers Association LIBOR Rate, plus a spread. The spread over the Prime Rate or LIBOR Rate is determined by the Company’s leverage ratio, as defined in the Credit Agreement. On January 18, 2006, the Company borrowed $35.0 million. On April 4, 2006, the Company borrowed an additional $3.5 million, which was subsequently repaid on May 12, 2006. In the third quarter, the Company repaid $15.0 million of the loan and intends to repay the remaining balance of $20.0 million within the next 12 months. As such, this loan is classified as a current liability.

The Credit Agreement has a five-year maturity and includes additional terms under which the Company may request an increase of up to $75 million in commitments from the Lenders, as business needs dictate. The Credit Agreement also contains various covenants that specify minimum or maximum financial ratios. The Company was in compliance with all such covenants at September 30, 2006.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Sports Medicine	$41,904	67%	$34,689	67%	$123,726	66%	$101,038	68%
ENT	14,129	23%	11,083	21%	43,955	23%	$30,800	21%
ArthroCare Spine	5,853	9%	5,939	12%	18,247	10%	17,346	11%
Coblation Technology	231	1%	(90)	0%	268	1%	(45)	0%

Total Product Sales	$62,117	100%	$51,621	100%	$186,196	100%	$149,139	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Americas	$50,434	81%	$41,109	80%	$149,551	80%	$117,792	79%
United Kingdom	2,957	5%	2,900	5%	9,597	5%	8,685	6%
Germany	2,532	4%	2,035	4%	8,053	5%	6,629	4%
Rest of World	6,194	10%	5,577	11%	18,995	10%	16,033	11%

Total Product Sales	$62,117	100%	$51,621	100%	$186,196	100%	$149,139	100%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	September 30, 2006		December 31, 2005
United States	$24,032	65%	$23,305	68%
Rest of World	13,145	35%	10,769	32%

Total long-lived assets	$37,177	100%	$34,074	100%

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12 – Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for the Company beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As this guidance was recently issued, the Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning January 1, 2008. The Company is currently in the process of evaluating the impact that the Statement will have on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company currently uses, and has historically applied, the dual method for quantifying identified financial statement misstatements.

The Company will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company is currently evaluating SAB 108, but does not expect the adoption of SAB 108 to have a significant effect on its financial position, results of operations, or cash flows.

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

We currently market minimally invasive surgical products across three core business units — ArthroCare Sports Medicine, ArthroCare Spine, and ArthroCare Ear, Nose and Throat (ENT) — but also have developed, manufactured and marketed Coblation-based and complementary products for application in neurology, cosmetic surgery, urology and gynecology, with research continuing in additional areas. In each of our core business units,we are focused on driving the application of enabling technologies, primarily for plasma-based soft tissue removal, and increasing the number of minimally invasive procedures being performed.

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

Overview of Third Quarter Results

Relative to the third quarter 2005, total revenue for the third quarter of 2006 increased 20% to $64.7 million. International revenue represented approximately 19% of net product sales in the quarter. International product revenue for the third quarter of 2006 increased 11% over the third quarter of 2005 despite the discontinuation of the FMS arthroscopic pump business, a non-core product that Arthrocare has distributed in several European countries. No single customer accounted for more than 10% of our net product sales.

Total operating expenses were approximately $32.8 million for the third quarter of 2006, compared to $26.5 million in the third quarter of 2005. This $6.3 million increase was driven by a combination of factors: approximately $1.7 million of the increase was due to stock-based compensation expense associated with our adoption of Statement 123R; $1.7 million represents increased employee related costs due to our increased accounting and finance personnel; $1.0 million represents increased advertising and promotion expenses; and approximately $2.1 million was associated with increases in outside services and other charges.

Our cash, cash equivalents and short-term investments balance at September 30, 2006 was $36.9 million, an increase of approximately $13.6 million from December 31, 2005.

Our headcount at September 30, 2006 was 861, a decrease of approximately 3% from 883 at December 31, 2005 and an increase of 6% from 812 at September 30, 2005. The decrease in headcount from year end 2005 was primarily attributable to expected attrition and the anticipated replacement rate associated with relocating administrative functions to Austin, Texas.

Additionally, during the quarter ended September 30, 2006, we acquired an Australian distributor, TiMax, for $1.1 million, which will allow us to further expand our direct sales presence in the Asian market. We do not anticipate this transaction to impact our sales or earnings per share in this fiscal year.

Results of Operations and Financial Condition

Comparison of the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005 (in thousands, unless otherwise noted).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Revenues:
Product sales	$62,117	96%	$51,621	96%	$186,196	96%	$149,139	96%
Royalties, fees, and other	2,577	4%	2,003	4%	6,985	4%	5,900	4%

Total revenues	64,694	100%	53,624	100%	193,181	100%	155,039	100%

Cost of product sales	19,932	31%	16,402	31%	57,394	30%	$47,175	30%

Gross profit	44,762	69%	37,222	69%	135,787	70%	107,864	70%

Operating expenses:
Research and development	5,625	9%	5,261	10%	17,953	9%	15,268	10%
Sales and marketing	20,369	31%	18,258	34%	65,069	34%	55,208	36%
General and administrative	5,014	8%	(1,014)	(2)%	15,452	8%	8,255	5%
Acquired in-process research development costs	—	0%	2,400	4%	—	0%	2,400	2%
Amortization of intangible assets	1,784	3%	1,564	3%	5,324	3%	4,480	3%

Total operating expenses	32,792	51%	26,469	49%	103,798	54%	85,611	56%

Income from operations	11,970	18%	10,753	20%	31,989	16%	22,253	14%
Interest and other income (expense), net	(440)	(1)%	(693)	(1)%	(761)	0%	(1,829)	(1)%

Income before income tax provision	11,530	17%	10,060	19%	31,228	16%	20,424	13%
Income Tax provision	2,854	4%	2,866	5%	7,720	4%	5,250	3%

Net income	$8,676	13%	$7,194	14%	$23,508	12%	$15,174	10%

Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended September 30, 2006 were $62.1 million, compared to $51.6 million for the three months ended September 30, 2005. Product sales for the nine months ended September 30, 2006 were $186.2 million, compared to $149.1 million for the nine months ended September 30, 2005.

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Sports Medicine	$41,904	67%	$34,689	67%	$123,726	66%	$101,038	68%
ENT	14,129	23%	11,083	21%	43,955	23%	30,800	21%
ArthroCare Spine	5,853	9%	5,939	12%	18,247	10%	17,346	11%
Coblation Technology	231	1%	(90)	0%	268	1%	(45)	0%

Total Product Sales	$62,117	100%	$51,621	100%	$186,196	100%	$149,139	100%

Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Americas	$50,434	81%	$41,109	80%	$149,551	80%	$117,792	79%
United Kingdom	2,957	5%	2,900	5%	9,597	5%	8,685	6%
Germany	2,532	4%	2,035	4%	8,053	5%	6,629	4%
Rest of World	6,194	10%	5,577	11%	18,995	10%	16,033	11%

Total Product Sales	$62,117	100%	$51,621	100%	$186,196	100%	$149,139	100%

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

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $2.6 million for the quarter ended September 30, 2006, compared to $2.0 million for the quarter ended September 30, 2005. The percentage of royalties, fees and other revenues as a percentage of income was 4% for the quarter ended September 30, 2006 and 4% for the quarter ended September 30, 2005. The quarter over quarter dollar increase is related to growth in the markets in which the Company receives royalties. Royalties, fees and other revenues were $7.0 million for the nine months ended September 30, 2006, compared to $5.9 million for the nine months ended September 30, 2005. The period over period dollar increase is related to growth in the markets in which the Company receives royalties. The percentage of royalties, fees and other revenues as a percentage of income was 4% for both the nine months ended September 30, 2006 and September 30, 2005.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers. The costs are being capitalized and amortized into cost of product sales over the useful life of the controller unit, which is defined as three or four years, depending on the controller model. Amortization of controllers was $1.6 million and $4.9 million for the three and nine months ended September 30, 2006, respectively. This compares to amortization of $1.2 million and $4.6 million for the three and nine months ended September 30, 2005, respectively. Controller amortization represented 3% of product sales for both the three and nine months ended September 30, 2006. This compares to 2005 where for the three and nine months ended September 30, 2005, controller amortization represented 2% and 3% of product sales, respectively. The quarter over quarter increase is primarily related to increased revenue reported for the current period, offset by write downs of inventory and physical count adjustments of approximately $0.7 million associated with the move of inventory from the UK to Belgium.

Cost of product sales was $19.9 million, or 31% of revenue, for the three months ended September 30, 2006, as compared to $16.4 million, or 31% of revenue, for the three months ended September 30, 2005. Gross product margin as a percentage of product sales was 68% in the third quarter of 2006 and in the third quarter of 2005. Cost of product sales was $57.4 million, or 30% of revenue, for the nine months ended September 30, 2006, as compared to $47.2 million, or 30% of revenue, for the nine months ended September 30, 2005. Gross product margin as a percentage of product sales was 69% in the first nine months of 2006 and 68% during the same period in the prior year. Cost of product sales for the three and nine months ended September 30, 2006 includes $0.3 million and $0.4 million, respectively, of stock-based compensation expense related to employee stock options that has been capitalized into inventory. The gross margin percentage for the first nine months ended September 30, 2006 compared to the same period in 2005 is impacted by the increase in controller amortization as a percentage of product revenue and increased stock-based compensation expense resulting from our January 1, 2006 adoption of Statement 123R, offset by inventory adjustments of approximately $0.7 million related to the move of inventory from the UK to Belgium.

We do not anticipate any material changes in our gross margin for the remainder of 2006.

Operating Expenses

Research and development expenses were $5.6 million, or 9% of total revenues, for the quarter ended September 30, 2006, compared to $5.3 million, or 10% of total revenues, for the three months ended September 30, 2005. Specifically, the increase is primarily attributable to $0.3 million in stock-based compensation expense associated with our adoption of Statement 123R.

Research and development expenses were $17.9 million, or 9% of total revenues, for the nine months ended September 30, 2006, compared to $15.3 million, or 10% of total revenues, for the same period in 2005. The dollar increase is primarily attributable to $1.0 million in stock-based compensation expense associated with our adoption of Statement 123R, $0.9 million in increased compensation and related expenses, $0.4 million in patent-related and product development charges, and $0.3 million in fixed and allocated charges associated with our Sunnyvale, California facility.

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

Sales and marketing expenses were $20.4 million, or 31% of total revenues, for the quarter ended September 30, 2006, compared to $18.3 million, or 34% of total revenues, for the quarter ended September 30, 2005. The increase in absolute dollars for the third quarter of 2006 compared to the third quarter of 2005 related primarily to a $1.0 million dollar increase in increased advertising and promotion expenses, $0.6 million in stock-based compensation expense associated with our adoption of Statement 123R, and $0.9 million in additional compensation and related expense associated with our increased direct sales force, offset by a quarter over quarter decline of $0.4 million in various smaller charges.

Sales and marketing expenses were $65.1 million, or 34% of total revenues, for the nine months ended September 30, 2006, compared to $55.2 million, or 36% of total revenues, for the nine months ended September 30, 2005. The increase in absolute dollars for the first nine months of 2006 compared to the first nine months of 2005 related primarily to $2.2 million in additional compensation and related expenses associated with our increased direct sales force, $2.2 million in stock-based compensation expense associated with our adoption of Statement 123R, $2.2 million in increased sales commissions associated with our year-over-year increased sales volume, $3.1 million in increased advertising and promotion expenses, and $0.2 net increase in various other smaller charges.

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

General and administrative expenses were $5.0 million, or 8% of total revenues, for the quarter ended September 30, 2006, compared to $(1.0) million, or (2)% of total revenues, for the quarter ended September 30, 2005. The increase in general and administrative expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is due primarily to approximately $4.0 million in increased legal, accounting, and other outside service costs, which includes an offset from a settlement payment associated with the Smith & Nephew License and Settlement Agreement, recorded as a reduction in legal fees. Other factors contributing to the quarter-over-quarter increase include a $0.5 million increase in employee related costs associated with additional compensation and related expenses due to increased staffing, an $0.8 million increase in stock-based compensation expense associated with our adoption of Statement 123R, and a $0.7 million increase in fixed and allocated charges, primarily associated with rent and business insurance.

General and administrative expenses were $15.5 million, or 8% of total revenues, for the nine months ended September 30, 2006, compared to $8.3 million, or 5% of total revenues, for the nine months ended September 30, 2005. The increase in general and administrative expenses is due primarily to approximately $2.4 million increase in stock-based compensation expense associated with our adoption of Statement 123R, $1.1 million in additional compensation and related expenses due to increased staffing in the United States and international locations, $0.9 million in accounting and other outside services, and a $2.8 million net increase in legal services and litigation costs, which reflects a settlement payment associated with the Smith & Nephew License and Settlement Agreement, recorded in 2005 as a reduction in legal fees.

We expect that general and administrative expenses will increase slightly as a percentage of total revenues during 2006 and a portion of the expected increase in 2006 compared to 2005 will be attributable to our January 1, 2006 adoption of Statement 123R.

Acquired in-process research and development costs (IPR&D) incurred in connection with the research and development efforts of a product used to arrest bleeding, acquired in our acquisition of ATI during the quarter ended September 30, 2005, totaled $2.4 million. We have not incurred any such charges in 2006.

Amortization of intangible assets increased to $1.8 million, or 3% of total revenues, for the quarter ended September 30, 2006, compared to $1.6 million, or 3% of total revenues, in the third quarter of 2005. Amortization of intangible assets increased to $5.3 million or 3% of total revenues, for the nine months ended September 30, 2006, compared to $4.5 million, or 3% of total revenues, in the first nine months of 2005. The increase in amortization for the three and nine months ended September 30, 2006 as compared to the same period in 2005 is primarily due to the amortization of assets acquired from TiMax in the quarter ended September 30, 2006. We expect that amortization of intangible assets will increase slightly in future periods due to our acquired assets.

Interest and other income (expense), decreased to a net expense of $0.4 million for the quarter ended September 30, 2006, compared to net expense of $0.7 million for the three months ended September 30, 2005. The decrease in net interest and other expense of $0.3 million for the quarter ended September 30, 2006 compared to the three months ended September 30, 2005 is primarily a result of greater foreign exchange losses in the third quarter of 2005 compared to 2006.

Interest and other income (expense), net decreased to a net expense of $0.8 million for the nine months ended September 30, 2006, compared to net expense of $1.8 million for the nine months ended September 30, 2005. The net decrease of $1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is a result of foreign exchange gains recognized in the first nine months of 2006 where we incurred losses in the same period of 2005.

We do not expect material fluctuations in interest and other income during the remainder of the year, as we anticipate interest expense incurred on our remaining debt to be offset by interest income received from short term investments.

Income Tax Provision

The provision for income taxes was $2.9 million for an effective tax rate of 25% for the quarter ended September 30, 2006, compared to $2.9 million for an effective tax rate of 28% for the quarter ended September 30, 2005. The provision for income taxes was $7.7 million for an effective tax rate of 25% for the nine months ended September 30, 2006, compared to $5.3 million for an effective tax rate of 26% for the nine months ended September 30, 2005. The U.S. legislation permitting companies to record an R&D credit expired at the end of 2005. As such, the effective tax rate for the three and nine months ended September 30, 2006 does not include any benefit related to this credit. We now anticipate that our effective tax rate for the year will be approximately 25%.

Liquidity and Capital Resources

As of September 30, 2006, we had $101.7 million in working capital, compared to $98.8 million at December 31, 2005. Our principal sources of liquidity consisted of $36.9 million in cash, cash equivalents, and short-term investments at September 30, 2006. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of commercial paper.

Cash provided by operating activities for the nine months ended September 30, 2006 was $38.3 million, primarily attributable to net income adjusted for non-cash items, including increased stock-based compensation expense due to the adoption of Statement 123R, and increases in accounts receivable and inventory, partially offset by a decrease in accounts payable. Cash generated by operating activities for the nine months ended September 30, 2005 was $27.1 million, primarily attributable to net income adjusted for non-cash items and an increase in income tax payable, partially offset by an increase in accounts receivable and a decrease in accrued liabilities.

Cash used in investing activities for the nine months ended September 30, 2006 was $92.3 million, due primarily to the cash payment of $52.4 million made to the former Opus shareholders, $19.4 million in purchases of available for sale securities, and $12.4 million in purchases of property and equipment and intangible assets, including the intangible assets acquired in connection with our acquisition of TiMax. Cash used in investing activities for the nine months ended September 30, 2005 was $12.0 million, due primarily to a $10.0 million payment made for the purchase of ATI in August 2005, accompanied by $9.3 million associated with the capitalization of controllers and offset by $7.4 million in sales of available-for-sale securities.

Cash provided by financing activities for the nine months ended September 30, 2006 was $47.3 million, due primarily to cash proceeds of $20.0 million borrowed through our revolving credit facility, $22.2 million associated with proceeds from the exercise of stock options, and $5.1 million of income tax benefit related to employee stock options. Cash provided by financing activities for the nine months ended September 30, 2005 was $10.6 million, due primarily to stock option purchases, partially offset by loan repayments.

The fair value of our investments in marketable securities at September 30, 2006 was $22.4 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds.

On January 13, 2006, the Company entered into a $100.0 million, five-year, secured revolving credit facility to fund earn-out payments associated with the Opus Medical acquisition and general corporate purposes. On January 18, 2006, the Company borrowed $35.0 million and is permitted to repay this amount in 2007 or later. On April 4, 2006, the Company borrowed an additional $3.5 million, which was subsequently repaid on May 12, 2006. In the third quarter, the Company repaid $15.0 million of the loan and intends to repay the remaining balance of $20.0 million within the next 12 months.

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

We recognize license fees and other revenue over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Royalties are recognized as earned, generally based on the licensees’ product shipments. These items are classified as royalties, fees and other revenues in the accompanying statements of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales in the accompanying statements of operations. Additionally, we assess risks of loss on accounts receivable and make adjustments to our allowance for doubtful accounts based on our assessment. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. We believe that the allowance for doubtful accounts of $2.1 million at September 30, 2006 is adequate to provide for probable losses associated with accounts receivable.

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

We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), on January 1, 2002. In accordance with Statement 142, we replaced the ratable amortization of goodwill and other indefinite-lived intangible assets with a periodic review and analysis for possible impairment. We assess our goodwill for impairment on December 31st of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. We currently have recorded goodwill related to our acquisitions of Atlantech, MDA and Opus Medical. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill. Impairment is measured by the excess of the recorded value of goodwill over its implied fair value. Measurement of an impairment is required when the fair value of the reporting unit containing goodwill is less than the reporting unit’s net book value. We have accumulated goodwill of $124.4 million and other intangible assets of $37.8 million as of September 30, 2006.

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

Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. In determining loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accrual estimates should be adjusted. During the nine months ended September 30, 2006, the Company recognized estimated losses of approximately $0.3 million related to various product liability and general business claims.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to the ESPP based on estimated grant date fair values. Stock-based compensation expense recognized under Statement 123R for the three and nine months ended September 30, 2006 was $2.5 million and $7.5 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and nine months ended September 30, 2005. See Note 9 to the condensed consolidated financial statements for additional information.

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

The weighted average fair value of stock awards, excluding restricted stock, granted for the three and nine months ended September 30, 2006 was $15.53 and $15.74 per share, respectively, using the Black Scholes model with the following weighted average assumptions:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	Options	ESPP	Options	ESPP
Expected term (in years) (1)	3.8	0.5	3.8	0.5
Expected volatility (2)	36%	35%	36%	35%
Risk-free interest rate (3)	4.94	5.15	4.75	5.15
Expected dividends	—	—	—	—
Weighted average grant date fair value	$15.53	$7.00	$15.74	$7.00

(1)	The expected term assumption for options was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.
(2)	The expected volatility was determined using a blend of implied volatility and historical volatility over the expected term, which we consider a better indictor of expected volatility than using only historical volatility.
(3)	The risk-free interest rate is based upon observed interest rates appropriate for the term of the Company’s awards.

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the third quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience but actual forfeitures could differ materially and result in volatility in our stock-based compensation expense amounts.

Risk Factors

There are numerous factors that affect ArthroCare’s business and the results of its operations. These factors include general economic and business conditions; our dependency upon our Arthroscopic Surgery System; uncertainty of the commercial success of products outside of our core businesses; our limited marketing and sales experience; our dependency on key suppliers; the level and intensity of competition in our core businesses; uncertainty over reimbursement from health care payers for procedures in which our products are used or adverse changes in environmental and private third-party payers’ policies toward reimbursement; business integration risks; fluctuating operating results due to many factors, including, but not limited to, product and production-related as well as research and development activities; risks associated with our ability to protect our intellectual property; risks associated with potential patent litigation; the potential volatility of our stock; Delaware law provisions in our charter and our stockholder rights plan could make the acquisition of our company by another company more difficult; the requirement that we must obtain governmental clearances or approvals before we can sell our products and we must continue to comply with applicable laws and regulations; and, future changes in the accounting treatment for employee stock options may cause adverse unexpected fluctuations and affect our reported results of operations. For a discussion of these and other factors affecting ArthroCare’s business, see “Item 1 — Business — Additional Factors That Might Affect Future Results” in our Form 10-K for the fiscal year ended December 31, 2005. There have not been any material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10K.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48, an interpretation of FASB Statement 109, prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective us beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. As this guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for us beginning January 1, 2008. We are currently in the process of evaluating the impact that the Statement will have on our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. We currently use, and have historically applied, the dual method for quantifying identified financial statement misstatements.

We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are currently evaluating SAB 108, but do not expect the adoption of SAB 108 to have a significant effect on our financial position, results of operations, or cash flows.

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

The table below presents principal amounts and related weighted average interest rates as of September 30, 2006 for our cash, cash equivalents, and short-term investments (in thousands):

Cash, cash equivalents, and short-term investments	$36,932
Average interest rate	5.2%

Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

The table below presents principal amounts and related weighted average interest rates as of September 30, 2006 for our loan payable (in thousands):

Loan payable	$20,000
Average interest rate	6.0%

Borrowings under our amended and restated credit facility incur interest based on current market interest rates. To the extent that these rates fluctuate, our results of operations and cash flows, as well as our ability to borrow needed capital at a critical time, could be significantly affected.

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. During the first nine months of 2006, most of these currencies strengthened against the U.S. Dollar. To the extent that these currencies continue to become stronger or become weaker against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at September 30, 2006 are denominated primarily in U.S. Dollars and Euros. A 10% change in our September 30, 2006 Euro-denominated cash and cash equivalents balance would have an impact on pre-tax income of approximately $0.5 million.

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

As of December 31, 2005, we reported that management had identified a material weakness in its internal control over financial reporting. Specifically, we did not maintain effective controls over the preparation and review of intercompany account reconciliations. This control deficiency could have resulted in a misstatement to our intercompany and related accounts that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As a result, we reported in our 2005 Annual Report on Form 10-K/A that management concluded that as a result of such material weakness, our internal control over financial reporting was not effective as of December 31, 2005.

As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. As part of our evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in our internal controls over financial reporting continue to exist. Although we have devoted significant time and resources toward remediating our reported material weakness and made progress in that regard, our management has concluded that the control deficiency relating to the reported material weakness had not been effectively remediated as of September 30, 2006.

Based upon this evaluation, our CEO and CFO have concluded that, because of the material weakness identified as part of our annual evaluation and discussed in Management’s Report on Internal Control over Financial Reporting in Item 9A of our most recently filed 10-K/A and described above, our internal control over financial reporting was not effective as of September 30, 2006. In light of the material weakness, we performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As of September 30, 2006, we have implemented procedures designed to correct the material weakness disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005 related to the proper reconciliation and review of intercompany balances resulting from transactions with and between certain of our subsidiaries. Management has developed a process for reviewing the accuracy of prepared intercompany account reconciliations. We believe this process is appropriately designed to strengthen controls surrounding the reporting and reconciliation of intercompany and related accounts. Management anticipates that, upon completion of its annual assessment of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act, the material weakness will be fully remediated.

Other than the change described in the preceding paragraph, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In November 1996, ArthroCare’s Board of Directors approved a Stockholders Rights Plan, declaring a dividend distribution of one preferred share purchase right for each outstanding share of its common stock, which would issue on certain triggering events. This plan was amended in January 2000. Each right will entitle stockholders to buy one-thousandth of one share of the Company’s Series A participating preferred stock at an exercise price of $185.00. This Plan was designed to assure that the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other tactics to gain control of the Company without paying all stockholders the fair value of their shares, including a “control premium.” At its meeting on October 25, 2006, the Board of Directors voted unanimously to allow the Stockholders’ Rights Plan to expire by its terms on November 14, 2006. The Board of Directors also intends to consider adoption of appropriate defensive measures under circumstances in which the Board believes that such measures may be necessary to protect stockholders’ interests.

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: October 31, 2006	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 31, 2006	/s/ Michael Gluk
Michael Gluk
Senior Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)