Form 10-K
period 2006-12-31
ARTHROCARE CORP
filed 2007-02-27
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $648,835,787 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market on such date). Shares of Common Stock held by each officer, director and holder of 5 percent or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2007, the number of outstanding shares of the Registrant’s Common Stock was 27,431,092.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2007 annual meeting of stockholders, which we expect to file with the Commission within 120 days after December 31, 2006, are incorporated by reference into Part III of this Annual Report.

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

Overview

We are a multi-business medical device company that develops, manufactures and markets minimally invasive surgical products, many of which are based on our patented Coblation® technology. We have grown well beyond our roots in arthroscopy to capitalize on numerous market opportunities across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive procedures. With our innovative technologies, we are committed to improving the lives of individuals suffering from conditions as diverse as torn rotator cuffs and anterior cruciate ligaments (ACLs) to herniated discs and enlarged tonsils/tonsillitis.

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

ArthroCare was incorporated in California in 1993 and reincorporated in Delaware in 1995. We maintain an Internet web site at http://www.arthrocare.com. On our Web site we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

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

Historically, joint injuries have been treated using open surgery involving large incisions, a hospital stay and a prolonged recovery period. In contrast, arthroscopic surgery is performed through several small incisions, called portals, and can be performed on an outpatient basis. We believe arthroscopic surgery has gained widespread market acceptance because it can offer shorter hospital stays and reduced recovery time, which may result in reduced costs and improved medical outcomes.

The advantages of arthroscopic surgery over open surgery can be significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits, including reduced pain, treatment on an outpatient basis, reduced hospitalization times, smaller scars, immediate joint mobility, less muscle atrophy, less surrounding tissue damage, a lower rate of complications and generally quicker rehabilitation.

Our Solution to Arthroscopic Surgery

We sell our Arthroscopic System through our Sports Medicine business unit. Our Arthroscopic System is used to treat a number of orthopedic conditions, including those involving knees, ankles, elbows, wrists, tendons and hips. Our Arthroscopic System is comprised of an assortment of disposable bipolar multi-electrode and single electrode devices, a connecting cable, foot pedal or hand switch and a radiofrequency controller. Our controller delivers radiofrequency energy to the disposable surgical device without the need for a ground or “return” pad, which is required for conventional monopolar electrosurgical systems. A surgeon can use the disposable device for ablation, resection, coagulation of soft tissue and to seal bleeding vessels. The incorporation of ablation, suction and fluid management into a single disposable device potentially reduces operating time and expense.

We are marketing and selling our Arthroscopic System worldwide through a network of direct sales representatives and independent orthopedic distributors supported by regional managers.

Complementary Enabling Sports Medicine Technologies

The Opus Collection

In November of 2004, we acquired Opus Medical, Inc., a manufacturer of products designed to facilitate the arthroscopic repair, including the Opus AutoCuff System for knotless repair, of the rotator cuff. The Opus AutoCuff System addresses each of the requirements for a total arthroscopic repair through its proprietary family of specialized instruments and devices. These products may enhance efficacy, decrease complications, reduce costs, reduce procedure time and broaden the treatable patient base. In 2005, we introduced a sequel device to the AutoCuff Anchoring System known as the LabraFix System. The LabraFix System provides knotless arthroscopic repair of the labrum.

The Atlantech Collection

In October and November of 2002, we acquired two of our European distributors: Atlantech Medical Devices, Ltd., a distributor of ArthroCare products in the United Kingdom, and Atlantech AG, our German distributor. The acquisitions accelerated the implementation of our direct sales strategy in Europe, providing us with an immediate direct sales force in two key markets. We also obtained a complementary line of sports medicine products through the purchase of Atlantech Medical Devices. This product line consists of more than 1,500 individual arthroscopic surgical items.

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

The Spinal Surgery Market

Overview

We believe the spine surgery market represents the most rapidly growing segment of the orthopedic surgery market. A high percentage of back pain can be traced to problems associated with intervertebral discs. Intervertebral discs mainly function to cushion and tether the vertebrae, providing flexibility and stability to the patient’s spine. Problems that can occur with intervertebral discs include degeneration and herniation. With degeneration, discs lose their water content and height, bringing the adjoining vertebrae closer together. This results in a weakening of the shock absorption properties of the disc and a narrowing of the nerve openings in the sides of the spine, which may pinch these nerves. With herniation, the outer layer of the disc, which is called the annulus, bulges and/or ruptures. Both disc degeneration and herniation can eventually cause back pain and/or pain that radiates to the extremities, including the buttocks, legs, shoulders and arms.

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

Our Solution to Spinal Surgery

Randomized controlled studies have indicated percutaneous disc decompression is an effective alternative to microdiscectomy for patients with contained herniated discs who have symptoms of back and/or radicular pain. Percutaneous disc decompression is a minimally invasive procedure where disc material is removed without making an incision. The disc is accessed through a narrow needle and the physician performs the procedure under fluoroscopic (live x-ray) guidance. We created the Perc-DLE Convenience Pack, which includes the Perc-D surgical wand, for percutaneous disc decompression. DISC Nucleoplasty®, a minimally invasive percutaneous discectomy procedure using our Coblation technology to treat symptomatic patients with contained herniated discs, employs the process of ablation of soft tissue for partial removal of the nucleus of a disc. The Perc-DC is a surgical wand very similar to the Perc-D, but designed so it can be used to perform a Nucleoplasty procedure in the cervical portion of the spine. Our Micro Discoblator was introduced to enable minimally invasive disc decompression during microdiscectomy procedures, thus avoiding an annulotomy.

Complementary Enabling Spinal Surgery Technologies

The Parallax Collection

In January 2004, we completed the acquisition of Medical Device Alliance, Inc. and its majority-owned subsidiary, Parallax Medical, a leader in products for the treatment of vertebral compression fractures. Parallax’s product line includes vertebral access and bone biopsy needles, cement delivery systems, bone cement and opacifiers and ancillary devices for use in treating vertebral compression fractures. Our CAVITY SpineWand, a Coblation-based device, was introduced for the removal of spinal tumors prior to the treatment of the fracture.

Competition in the Spinal Surgery Market

We may indirectly compete with large companies in the spine fusion and discectomy markets such as DePuy Acromed, Medtronic Sofamor Danek, Stryker, Centerpulse and Synthes. In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our products. For example, Oratec Interventions, now part of the Smith & Nephew Endoscopy Division and Radionics, a division of Tyco, manufacture and sell catheters that use resistive heating to reduce chronic low back pain caused by degenerative disc disease.

In the vertebral compression fracture market, the primary direct competitors in the vertebroplasty market are Stryker, Cardinal Health/Allegiance and Cook Medical. Kyphon, with its balloon kyphoplasty procedure, is our leading competitor in the overall vertebral compression fracture market.

The ENT Market

Overview

The most common ENT procedures are placement of ear tubes, and the removal of tonsils and adenoids. We estimate that there are more than 600,000 tonsillectomies performed in the United States each year, many of which are accompanied by an adenoidectomy. The majority of tonsillectomies are performed on pediatric patients, which results in these procedures typically being performed more often in the summer and winter months of the year. Other commonly performed ENT procedures include endoscopic sinus surgery, septoplasty, turbinate reduction and procedures to remove or stiffen tissue to treat obstructive sleep apnea and snoring. Highly specialized ENT surgeons, typically in an outpatient or ambulatory surgery center, perform these procedures. For decades, monopolar electrosurgical instruments (e.g. the bovie) have been the standard for removal of soft tissue and cauterization in ENT procedures. As in other surgical procedures, the high levels of heat associated with bovies often results in significant post-operative pain and extended recovery periods.

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

Complementary Enabling ENT Technologies

The Applied Therapeutics Collection

In August 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc. (ATI), a maker of sinus surgery treatment products. ATI’s patented carboxymethyl-cellulose (CMC)-based packing and tamponade products promote platelet aggregation directly at the wound site while remaining moist for the duration of insertion. We believe this minimizes patient discomfort and re-bleeding during removal, as compared to traditional treatments. The ATI collection includes the dissolvable Stammberger Sinus Dressing, Gel Knit™ nasal dressings and dissolvable Sinu Knit™ stents. These products are used after endoscopic sinus surgery to control minor bleeding, facilitate epithelial healing and preserve the spatial integrity of the sinus.

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

Additional Markets for Coblation Technology

We developed and commercialized Coblation-based urology products through a strategic partnership with ACMI until the termination of that agreement in August 2005 following Gyrus Medical’s acquisition of ACMI. We also developed gynecology products for commercialization through an agreement with GyneCare until the expiration of that agreement in September 2004. We may establish strategic OEM partnerships in these markets and others, where beneficial, in the future or enter the market directly, as appropriate.

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

Research and Development

We have focused our research and development efforts in four areas. First, in response to physician feedback, we modify and enhance the performance of our generator/controller platforms and introduce new platforms from time to time. Second, we have continued to design new disposable devices that incorporate added functionalities for faster and easier use. Third, we have developed products for new applications like urology and are exploring other new applications of our Coblation technology in other soft-tissue surgical markets. Fourth, we incorporate complementary technologies and products into our portfolio in order to provide more value to our customers and participate to a greater extent in certain surgical procedures. Research and development expenses were $23.2 million in 2006, $21.0 million in 2005, and $13.3 million in 2004.

We also have undertaken preliminary studies and development for the use of our technology in several new fields. To this end, we continue to explore and develop the plasma physics underlying Coblation technology. We are engaged with a number of doctors, scientists and research institutions to further understand the technology and its additional applications and other technical improvements.

Manufacturing

Our disposable devices are primarily manufactured at our two adjacent facilities located in an industrial park in San Jose, Costa Rica. In 2004, we transferred the manufacturing of our controllers from our Sunnyvale, California facility to our Costa Rica facility. As of December 31, 2005, our Costa Rica facility was also producing essentially all of the disposable products associated with the Opus product line.

In 2003, we transformed our primary Sunnyvale facility from a general manufacturing facility to a facility with an increased focus on research, development and prototype manufacturing. In 2005, the lease for this facility was extended through February 2014. Approximately 50 percent of this facility is devoted to research and new product development. We believe our existing operations will provide adequate capacity for our manufacturing needs at least through 2007.

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

We have established quality assurance systems in conformance with the FDA’s Quality System Regulation, or QSR. Our facilities in Sunnyvale and Costa Rica have received ISO 9001 and ISO 13485 and CMDCAS certification and are in conformance with the Medical Device Directive, or MDD, for the sale of products in Europe.

In 2003, we entered into a comprehensive agreement with DHL Worldwide Express, Inc., which identifies DHL as the primary provider of a full suite of logistic services, including warehousing of finished goods, shipment of finished products to customers and field returns, along with management of a portion of our in-bound freight requirements. We have experienced favorable cost performance and have gained an ability to scale our business at a faster pace due to this agreement. However, the complex nature of the underlying support technologies, such as “Electronic Data Interchange,” has, at times, caused disruptions in our ability to deliver products to customers on a timely basis. Failure of these supporting systems could impair our business for the duration of the failure. This agreement expired January 3, 2006. We are currently in negotiations with DHL and other providers for a new long-term contract for these services. In the interim, DHL is continuing to provide these services pending the outcome of the negotiations.

Marketing and Sales

We are marketing and selling our arthroscopic/sports medicine, spinal surgery and ENT products using a combination of distributors supported by regional sales mangers, a direct sales force and corporate partners to sell our products both domestically and internationally. In the U.S. and Europe, we principally use distributors and field sales representatives to sell our products.

Outside of the United States and Europe, we have established distribution capability in certain countries by means of exclusive and non-exclusive distribution agreements with corporations, including Kobayashi Pharmaceutical for the distribution of our arthroscopy, spinal surgery and ENT surgery products in Japan. We have also established distribution capability through relationships with distributors in Australia, New Zealand, Russia, China, Korea, Taiwan, Canada, Mexico, the Caribbean, North Africa, South Africa, the Middle East, and South and Central America. During the years ended December 31, 2006, 2005 and 2004, approximately 20 percent, 21 percent and 24 percent, respectively, of our product sales were derived internationally. For information regarding product sales in certain product markets and geographic areas, see Note 16, “Segment Information,” in the Notes to Consolidated Financial Statements in this Form 10-K.

Patents and Proprietary Rights

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our technologies, including Coblation technology and our acquired technologies. We own over 150 issued U.S. patents and over 75 issued international patents. In addition, we have over 225 U.S. and international pending patent applications. We believe our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies from Opus, Atlantech, Parallax and ATI.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or reexamination or interference proceedings declared by the United States Patent and Trademark office (“USPTO”) to determine the priority of inventions.

On December 15, 2005, MarcTec, LLC (formerly, Bonutti IP, LLC) filed a lawsuit against the Company in the United States District Court, Southern District of Illinois alleging that our Opus AutoCuff anchoring system infringed ten MarcTec patents. MarcTec requested the Court to award damages and to issue a permanent injunction preventing us from further infringement of the above-mentioned patents. This lawsuit was dismissed and the claims settled pursuant to a Settlement and License Agreement between ArthroCare and MarcTec. As a consequence of the settlement, ArthroCare made a $2.7 million cash payment to MarcTec in January 2007, which the Company recorded as a sales and marketing expense, and will make future royalty payments related to the licensing of certain MarcTec patents.

The defense and prosecution of this lawsuit and intellectual property suits generally, USPTO reexamination and interference proceedings and related legal and administrative proceedings are both costly and time-consuming. If others violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or reexamination or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel. An adverse determination in existing litigation, additional litigation or reexamination or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using certain technology. Furthermore, we cannot be sure that we could obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in judicial or administrative proceedings or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, results of operations, and future growth prospects.

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

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip, and ankle joints. We have received clearance to market our Spinal Surgery System in the United States for spinal and neurosurgery as well as the treatment of symptomatic patients with contained herniated discs. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as treatment of snoring, turbinate reduction, submucosal palatal and tissue shrinkage procedures and tonsillectomies. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology and for skin resurfacing for the treatment of wrinkles. We have received 510(k) clearance to market our Coblation-based products for a variety of laparoscopic and open general surgery and gynecology procedures. We have received 510(k) clearance to market our Coblation-based urology products for endoscopic urological procedures, including transurethral prostatectomy (TURP) and transurethral incisions in the prostate (TUIP). We cannot assure you we will be able to obtain necessary clearances or approvals to market any other products, or existing products for new intended uses, on a timely basis, if at all. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

We are also required to demonstrate and maintain compliance with QSR. The QSR incorporates the requirements of Good Manufacturing Practice and relates to product design, testing, and manufacturing quality assurance, as well as the maintenance of records and documentation. The FDA enforces the QSR through inspections. We cannot assure you that we or our key component suppliers are or will continue to be in compliance, will not encounter any manufacturing difficulties, or that we or any of our subcontractors or key component suppliers will be able to maintain compliance with regulatory requirements. Failure to do so will have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

Product Liability Risk and Insurance Coverage

The development, manufacture and sale of medical products entail significant risk of product liability claims. Our current product liability insurance coverage limits are $10 million per occurrence and $10 million in the aggregate. We cannot assure you that such coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may require increased product liability coverage as products are successfully commercialized in additional applications. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and our ability to attract and retain customers for our products.

Employees

As of December 31, 2006, in North America, we had 345 employees, of which 28 were engaged in manufacturing activities, 76 in research and development activities, 165 in sales and marketing activities, 26 in regulatory affairs and quality assurance and 50 in administration and finance. In Europe, we had 135 employees in sales, marketing, product development, customer service, manufacturing and administration who are responsible for our international business. In Costa Rica, we had 401 employees engaged in manufacturing and administration. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

In arthroscopy, we compete against companies such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp., and Arthrex. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing bipolar electrosurgical systems for tissue ablation and shrinkage and Arthrex and Conmed are currently marketing monopolar electrosurgical systems for tissue ablation. Arthrex, Smith & Nephew, Conmed, and DePuy-Mitek market products that directly compete with our shoulder anchors, acquired as part of our Opus acquisition. In spinal surgery, we compete against companies that market products to remove tissue and treat spinal disorders. We compete against Stryker, which markets the Dekompressor device, which uses a mechanical auger to perform percutaneous discectomy. In addition, the Oratec division of Smith & Nephew, and the Radionics division of Tyco, are currently marketing percutaneous thermal heating products for treating certain types of disc pain. Our Coblation-assisted microdiscectomy (CAM) procedure competes indirectly with large spine companies and their mechanical instruments, such as DePuy Acromed, Medtronic Sofamor Danek, Centerpulse Spine Tech, Stryker Spine and Synthes. Stryker, Cardinal Health, Cook and Kyphon market products that compete directly with our Parallax product line. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Xomed Surgical Products Inc., which was acquired by Medtronic, Inc. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis. Smaller companies, including Somnus Medical Technologies Inc., which was purchased by Gyrus Group International, Inc., also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In addition, Gyrus has recently introduced a bipolar system for tonsillectomy procedures that competes directly with our Coblation-based tonsillectomy products. Medtronic and Gyrus both market sinus surgery packing products that compete with our ATI products.

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

We Are Dependent Upon Our Core Coblation Technology

We commercially introduced our Coblation technology product lines in December 1995. Since these product lines accounted for over 65 percent of our product sales in 2006, we are highly dependent on its sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

Nucleoplasty is our version of percutaneous discectomy, where tissue is removed from the nucleus to decompress the disc. Several payers consider percutaneous discectomy in any form investigational, and others cover percutaneous discectomy, but consider Nucleoplasty investigational. There is no assurance that we will be able to obtain coverage with these payers for percutaneous discectomy in general, and Nucleoplasty specifically.

We Rely Exclusively on Our Costa Rica Facility to Manufacture Our High-Volume Coblation Products. If Our Costa Rica Facility is Unable to Produce Our Coblation Products in Sufficient Quantities or With Adequate Quality, or if Our Operations at Our Costa Rican Facility are Disrupted, We Will Be Forced to Find Alternative Manufacturing Options, Which Could Cause Sales to be Delayed or Increase Our Manufacturing Costs, Which Could Harm Our Reputation and Profitability

Our high-volume disposable devices and controllers are primarily manufactured at our Company-owned facility in an industrial park in San Jose, Costa Rica. This facility commenced operations in 2002 and by year-end 2006 was producing approximately 99 percent of our disposable device requirements, including 100 percent of our requirements for controllers. If our Costa Rica facility is not able to produce sufficient quantities of our controllers and other high-volume Coblation products with adequate quality, or if our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to, changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God and other issues associated with significant operations that are remote from our headquarters and operations centers. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. We cannot guarantee that alternative manufacturing facilities offering the cost and tax advantages associated with our Costa Rica facility would be available on favorable terms, or at all.

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

In 2005, we acquired substantially all of the assets of ATI, a maker of wound care products for ENT indications. In 2004 and 2002, we acquired three companies representing three lines of business independent of our core Coblation platform: Atlantech and its mechanical handheld instruments; MDA and its line of Parallax bone cement and delivery systems; and Opus and its line of tissue suturing and anchoring products. Integration of these businesses has been a significant challenge to our existing resources. At times, these integration issues have restricted sales of one or more product lines as a host of systems, distribution, logistics and product supply issues have materialized. While we are diligently focused on successful integration, the newness of these technologies along with the dispersed nature of the product development and supply chain represents a risk to our business and availability of internal resources. If we are unsuccessful in integrating these businesses, or experience disruptions related to our integration efforts, then our financial condition, results of operations and future growth prospects could be materially adversely affected.

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

We are also dependent on the performance of DHL, our logistics partner. Should this supplier experience a work stoppage for whatever reason, we would be unable to supply products to our customers on a timely basis. This work stoppage could take the form of labor action, significant weather events or extended systems downtime, which could materially adversely affect our business. We are currently in negotiations with DHL and other providers for a new long-term contract for logistics services. In the interim, DHL is continuing to provide logistics services pending the outcome of the negotiations.

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

We derived 20 percent, 21 percent and 24 percent of our total product sales for the years ended December 31, 2006, 2005 and 2004, respectively, from customers located outside of the Americas. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

We Must Obtain Governmental Clearances or Approvals Before We Can Sell Our Products; We Must Continue to Comply with Applicable Laws and Regulations

Our products are considered medical devices and are subject to extensive regulation in the United States. We must obtain premarket clearance or approval by the FDA for each of our products and indications before they can be commercialized. International sales of our products are also subject to strict regulatory requirements. Information about the U.S. and foreign regulatory requirements pertaining to our products and indications before they can be commercialized can be found under the heading “Government Regulations” in Item 1, above.

Our Operating Results May Fluctuate

We achieved profitability in 1999 and, as of December 31, 2006, we had retained earnings of $37.3 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

The Market Price of Our Stock May Be Highly Volatile

During the fiscal year ended December 31, 2006 our common stock traded in a closing price range of $38.53 to $48.64 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

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

Delaware Law and Provisions in Our Charter Could Make the Acquisition of Our Company by Another Company More Difficult

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

Product Liability Claims Could Adversely Impact our Financial Condition and Impair our Reputation.

Our business exposes us to potential product liability risks which are inherent in the design, manufacture and marketing of medical devices. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to a patient. The occurrence of such a problem could result in product liability claims or a recall of one or more of our products, which could ultimately result in the removal from the body of such products and claims regarding costs associated therewith.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease an approximately 36,400 square foot facility in Austin, Texas for research and development, general and administrative purposes. Our lease for this building will expire in June 2016.

We lease an approximately 52,000 square foot facility in Sunnyvale, California for administrative offices, research and development, general and administrative purposes and prototype manufacturing. Our lease for this building will expire in February 2014.

We also lease, on a month-to-month basis, a 7,000 square foot warehouse in a neighboring building in Sunnyvale, California for warehousing and distribution. Also in the United States, we lease approximately 2,000 square feet in Sanford, Florida, which is used to house and distribute trade show booths and other promotional materials. This lease expires at the end of 2009. In addition, as a result of our acquisition of Opus Medical we lease a 10,800 square foot facility in Irvine, California. This facility houses product development and prototype manufacturing capability associated with the Opus Medical product line. This lease expires at the end of 2011.

Internationally, we lease 5,700 square feet in Stockholm, Sweden, which serves as our headquarters for International Operations, approximately 775 square feet in Vesoul, France, 5,670 square feet in Harrogate, England, 720 square feet in Innsbruck, Austria, and 3,300 square feet in Radevormwald, Germany, all for administrative, sales and marketing purposes. The Harrogate, U.K. facility also contributes to the product development process for a portion of our Sports Medicine product line. We also lease approximately 7,100 square feet in Glenfield, England, which houses the product development and manufacturing for the Rapid Rhino product set. Expiration dates related to these leases ranges from two to five years.

We also own two adjacent buildings in Costa Rica for a total of 40,500 square feet. The buildings are located in a tax-advantaged business park and serve as our principal manufacturing locations for disposable devices.

We believe these facilities are sufficient for our operations at least through 2007.

ITEM 3.	LEGAL PROCEEDINGS

On December 15, 2005, MarcTec, LLC (formerly, Bonutti IP, LLC) filed a lawsuit against the Company in the United States District Court, Southern District of Illinois alleging that our Opus AutoCuff anchoring system infringed ten MarcTec patents. MarcTec requested the Court to award damages and to issue a permanent injunction preventing us from further infringement of the above-mentioned patents. This lawsuit was dismissed and the claims settled pursuant to a Settlement and License Agreement between ArthroCare and MarcTec. As a consequence of the settlement, ArthroCare made a $2.7 million cash payment to MarcTec in January 2007, which the Company recorded as a sales and marketing expense, and will make future royalty payments related to the licensing of certain MarcTec patents.

On August 23, 2006, ArthroCare announced that it had received correspondence from the SEC requesting certain documents and information related to ArthroCare’s stock option grant practices. ArthroCare complied with the document and information request and has received no requests for additional information with respect to this matter since October 2006. Prior to receiving the request from the SEC, ArthroCare undertook an internal review of all of its equity compensation activities from the time of its initial public offering in February 1996 to the present. Based on the results of that review, management believes that there have been no improper practices in the timing or pricing of ArthroCare’s equity awards and that there is specifically no evidence of backdating of option awards.

On January 4, 2007, Marvin Duane Lee filed a lawsuit derivatively on behalf of ArthroCare Corporation against certain of the Company’s directors, officers and employees in the United States District Court, Western District of Texas, Austin Division, alleging a violation of federal securities laws and various state law claims related to alleged stock option backdating. Steven Nelson filed a similar lawsuit against the same defendants in the same court on February 16, 2007. These lawsuits seek monetary damages, an accounting, and various corporate governance changes. We do not believe these cases were properly filed on the Company’s behalf, and the Company intends to vigorously defend its interests in these matters. The Company and the individual defendants have filed motions to dismiss the lawsuits for failure to make a demand on the board and for failure to state a claim for relief.

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

	2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$48.05	$48.64	$47.88	$48.06
Low	41.03	38.53	39.11	39.92

	2005
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$32.20	$35.18	$40.98	$42.18
Low	25.62	27.23	34.13	35.22

As of February 16, 2007, there were no outstanding shares of preferred stock and 338 holders of record of 27,431,092 shares of outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future.

The description of equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

PERFORMANCE GRAPH

The following graph shows a comparison of total stockholder return for holders of our common stock for the five years ended December 31, 2006 compared with the NASDAQ Stock Market, U.S. Index and the NASDAQ Health Services Index. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of medical device stocks like ours are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical device and small-cap stocks.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ArthroCare Corporation, the NASDAQ Composite Index

and the NASDAQ Health Services Index

*	$100 invested on December 31, 2001 in stock or in index—including reinvestment of dividends. The Company’s most recent fiscal year ended December 31, 2006.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
ArthroCare Corporation	100.00	54.94	136.64	178.81	235.03	222.64
NASDAQ Stock Market (U.S.)	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ Health Services	100.00	85.52	118.76	149.32	164.82	164.88

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future. Net income for 2005 and net loss for 2004 reflect significant charges related to acquisitions during the period, as described within Acquired in-process research and development costs in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Product sales	$253,376	$206,533	$147,830	$114,719	$84,965
Royalties, fees and other	9,625	7,801	6,318	4,134	3,822
Total revenues	263,001	214,334	154,148	118,853	88,787
Gross profit	186,163	150,128	103,048	80,912	55,378
Operating expenses	143,693	117,069	126,801	72,767	56,225
Net income (loss)	31,675	23,530	(26,189)	7,456	1,132
Basic net income (loss) per share	$1.21	$0.97	$(1.21)	$0.36	$0.05
Diluted net income (loss) per share	$1.14	$0.89	$(1.21)	$0.34	$0.05

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities (including long-term portion)	$30,756	$23,317	$21,836	$31,318	$52,851
Working capital	113,744	98,841	80,912	67,670	72,939
Total assets	375,046	266,978	240,531	138,138	135,952
Long-term liabilities	2,870	4,092	34,290	155	161
Total stockholders’ equity (1)	322,503	228,894	175,252	120,648	118,163

(1)	We have not declared any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a multi-business medical device company that develops, manufactures and markets minimally invasive surgical products, many of which are based on our patented Coblation® technology. We currently market minimally invasive surgical products across three core business units—ArthroCare Sports Medicine, ArthroCare Spine, and ArthroCare Ear, Nose and Throat (ENT)—but also have developed, manufactured and marketed Coblation-based and complementary products for application in neurology, cosmetic surgery, urology and gynecology, with research continuing in additional areas. In each of our core business units we are focused on driving the application of enabling technologies, primarily for plasma-based soft tissue removal, and increasing the number of minimally invasive procedures being performed.

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

In May 1998, we announced that we had entered the ear, nose and throat market and had formed a business unit called ENTec to commercialize Coblation technology in this field. In September 1999, we announced that we had entered the spinal surgery market. In February 2000, we announced that we were expanding our marketing efforts for our spinal surgery system to specifically address selected applications in neurosurgery. We are marketing and selling our spinal surgery products through a network of independent distributors and direct sales representatives supported by regional managers worldwide. In January 2004, we acquired MDA and its majority-owned subsidiary, Parallax, a business focused on the treatment of vertebral compression fractures. In November 2004, we acquired Opus Medical, a business focused on soft tissue to bone repair systems, including systems for the treatment of rotator cuff injuries. In August 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc., or ATI, a maker of sinus surgery treatment products.

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

Revenue Recognition

We recognize product revenue after shipment of our products to customers has occurred, any acceptance terms have been fulfilled, no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of a provision for estimated product returns.

We recognize license fee and other revenue over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Royalties are recognized as earned, generally based on the licensees’ product shipments. These items are classified as royalties, fees and other revenues in the accompanying statements of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales in the accompanying statements of operations. Additionally, we assess risks of loss on accounts receivable and make adjustments to our allowance for doubtful accounts based on our assessment. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. We believe that the allowance for doubtful accounts of $2.7 million at December 31, 2006 is adequate to provide for probable losses associated with accounts receivable.

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

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards No. (FAS) 142, Goodwill and Other Intangible Assets. We currently have recorded goodwill related to our acquisitions of ATI, Atlantech, MDA and Opus Medical. We have accumulated goodwill of $137.8 million and other intangible assets of $36.0 million as of December 31, 2006. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill.

We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of our reporting units using discounted cash flow valuation models and by comparing our reporting units to guideline publicly-traded companies. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each of our reporting units exceeded its respective carrying value in fiscal 2006, indicating the underlying goodwill of each reporting unit was not impaired as of our most recent testing date. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or earlier when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We believe that the assumptions and estimates utilized were appropriate based on the information available to management.

Intangible assets with finite lives are amortized over the estimated useful life of each asset. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. To date, we have not had an impairment associated with these intangible assets.

In connection with the Opus and ATI acquisitions, we made significant estimates of $36.4 million and $2.4 million, respectively, related to the valuation of purchased in-process research and development (IPR&D) projects. Our policy defines IPR&D as the value assigned to those projects which have no alternative future use, including those for which the related products have not reached technological feasibility or have not received regulatory approval. Determining the portion of the purchase price allocated to IPR&D requires significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the amount and timing of future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

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

Income Taxes

We account for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using the tax laws and rates in effect for the year in which the differences are expected to affect taxable income. We record a valuation allowance to reduce our deferred income tax assets to the amount that is believed to be realizable under the “more-likely-than-not” recognition criteria. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. It is possible that in the future we may change our estimate of the amount of the deferred income tax assets that would “more-likely-than-not” be realized. This would result in an adjustment to the deferred income tax asset valuation allowance that would either increase or decrease, as applicable, reported net income in the period the change in estimate is made.

In addition, we make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested (as that term is defined in generally accepted accounting principles). While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances can change in the future, and it is possible that a change in facts and circumstances, such as a change in the expectation regarding the capital needs of our foreign subsidiaries, could result in a conclusion that some or all of such undistributed earnings are no longer permanently reinvested. In such an event, we would be required to recognize a deferred income tax liability in an amount equal to the estimated incremental U.S. income tax and withholding tax liability that would be generated if all of such previously-considered permanently reinvested undistributed earnings were distributed to the U.S.

Stock-Based Compensation

On January 1, 2006, we adopted FAS 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated grant date fair values. Stock-based compensation expense recognized under FAS 123R for the year ended December 31, 2006 was $9.8 million. Stock-based compensation expense relating to restricted stock awards and non-employee stock options for the years ended December 31, 2005 and 2004 was $1.4 million and $0.8 million, respectively. There was no stock-based compensation expense related to employee stock options recognized during the years ended December 31, 2005 and 2004. See Note 11 to the consolidated financial statements for additional information.

Upon adoption of FAS 123R, we began estimating the value of employee stock options on the date of grant using the Black Scholes model, as we had previously used for the purpose of disclosing pro forma financial information. The determination of the fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility, employee stock option exercise behavior, and related tax implications associated with relocating administrative functions to Austin, Texas.

The weighted average fair value of stock awards, excluding restricted stock, granted for year ended December 31, 2006 was $15.39 per share and $6.79 per share for the ESPP, using the Black Scholes model with the following weighted average assumptions:

	Year ended December 31, 2006
	Options	ESPP
Expected term (in years) (1)	3.8	0.5
Expected volatility (2)	36%	35%
Risk-free interest rate (3)	4.7%	5.2%
Expected dividends	—	—

(1)	The expected term assumption for options was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.
(2)	The expected volatility was determined using a blend of implied volatility and historical volatility over the expected term, which we consider a better indictor of expected volatility than using only historical volatility.
(3)	The risk-free interest rate is based upon observed interest rates appropriate for the term of the Company’s awards.

As stock-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures at a rate of 6.6 percent. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience but actual forfeitures could differ materially and result in volatility in our stock-based compensation expense amounts.

Overview of 2006 Financial Results

Relative to the year-ended December 31, 2005, total revenue for the year increased 23 percent to $263.0 million. The increase was driven by the combined performance of all business units. International product sales represented approximately 20 percent of net product sales for the year. No single customer accounted for more than 10 percent of our net product sales.

Total operating expenses were approximately $143.7 million for 2006, compared to $117.1 million in 2005. This $26.6 million increase was driven by a combination of factors: approximately $7.3 million of the increase was due to stock-based compensation expense associated with our adoption of FAS 123R, $6.7 million represents increased training and promotion costs, $6.6 million in legal, accounting and other outside consulting costs, $4.4 million in additional compensation and commission related expenses associated with our increased direct sales force and $1.6 million associated with employee related costs due to our increased accounting and finance personnel.

Our cash, cash equivalents and short-term investments balance at December 31, 2006 was $30.8 million, an increase of approximately $7.4 million from December 31, 2005.

Results of Operations

	Year Ended December 31,
(Dollar amounts in thousands)	2006		2005		2004
Revenues:
Product sales	$253,376	96%	$206,533	96%	$147,830	96%
Royalties, fees and other	9,625	4%	7,801	4%	6,318	4%

Total revenues	263,001	100%	214,334	100%	154,148	100%
Cost of product sales	76,838	29%	64,206	30%	51,100	33%

Gross profit	186,163	71%	150,128	70%	103,048	67%

Operating expenses:
Research and development	23,247	9%	21,015	10%	13,346	9%
Sales and marketing	91,915	35%	75,302	35%	58,087	38%
General and administrative	21,355	8%	12,202	6%	16,310	10%
Amortization of intangible assets	7,176	3%	6,150	3%	2,658	2%
Acquired in-process research and development costs	—	0%	2,400	1%	36,400	23%

Total operating expenses	143,693	55%	117,069	55%	126,801	82%

Income (loss) from operations	42,470	16%	33,059	15%	(23,753)	(15%)
Interest and other income (expense), net	(1,809)	(1%)	(2,336)	(1%)	824	0%

Income (loss) before income taxes	40,661	15%	30,723	14%	(22,929)	(15%)
Income tax provision	8,986	3%	7,193	3%	3,260	2%

Net income (loss)	$31,675	12%	$23,530	11%	$(26,189)	(17%)

Revenues

Product sales consist principally of sales of disposable devices. Product sales for fiscal 2006 were $253.4 million compared to $206.5 million and $147.8 million in fiscal 2005 and 2004, respectively. Product sales by product market for the periods shown were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2006		2005		2004
Sports Medicine	$166,665	66%	$139,868	68%	$97,574	66%
ENT	59,886	24%	43,546	21%	28,357	19%
ArthroCare Spine	26,635	10%	23,110	11%	21,614	15%
Coblation Technology	190	0%	9	0%	285	0%

Total Product Sales	$253,376	100%	$206,533	100%	$147,830	100%

Product sales by geography for the periods shown were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2006		2005		2004
Americas	$202,333	80%	$164,072	79%	$111,791	76%
United Kingdom	12,478	5%	11,863	6%	13,718	9%
Germany	11,405	4%	9,007	4%	7,398	5%
Rest of World	27,160	11%	21,591	11%	14,923	10%

Total product sales	$253,376	100%	$206,533	100%	$147,830	100%

Our sustained increase in direct sales presence has continued to have a positive effect on product sales since inception, as did the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our acquisitions of Atlantech, Parallax, ATI and Opus Medical product lines have continued to have a positive effect on sales growth.

We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We anticipate that disposable device sales will remain a key component of our product sales in the near future.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology, and continue to work on new product development efforts specifically for knee applications. We believe that, in our ten years of product shipments, we have penetrated 30 to 35 percent of the hospitals that perform arthroscopic procedures in the United States. We believe that approximately 45 percent of our arthroscopy product sales are being generated by the sale of disposables for use in knee procedures. We expect our sales to continue to be strong in 2007, as we continue to increase our presence in Europe and benefit from the integration of our recent acquisitions.

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology and shipping and handling costs billed to customers. Royalties, fees, and other revenues increased to $9.6 million in 2006 from $7.8 million and $6.3 million in 2005 and 2004, respectively, as a result of increased sales of our products and growth in the markets for which we receive royalties.

Cost of Product Sales

Cost of product sales consist of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Amortization of controllers was $6.6 million in 2006, compared to $5.8 million and $6.3 million in 2005 and 2004, respectively. Controller amortization represented 2.6 percent of product sales in 2006. This is compared to 2005 and 2004, when controller amortization represented 2.8 percent and 4.3 percent of product sales, respectively. Cost of product sales for the year ended December 31, 2006 includes $0.6 million of stock-based compensation expense related to employee stock options. The decrease as a percent of cost of sales for 2006 compared to 2005 is driven by the slower growth in controller placements volume in conjunction with increased revenue reported for the period. The decrease as a percent of cost of sales for 2005 compared to 2004 is driven by the leveling of controller placements in conjunction with increased revenue reported for the period.

Cost of product sales was $76.8 million, or 29 percent of total revenues, for 2006, compared to $64.2 million, or 30 percent of total revenues, in 2005 and $51.1 million, or 33 percent of total revenues, in 2004. Gross product margin as a percentage of sales increased to 70 percent in 2006 from 69 percent in 2005 and 65 percent in 2004. The increase in gross product margin percentage for the year ended December 31, 2006 compared to the same period in 2005 is a result of an increase in average selling prices accompanied by a decrease in component costs. The favorable increase in gross product margin percentage in 2005 as compared to 2004 is due to lower manufacturing costs at our Costa Rica manufacturing facility, including the benefit of a full year of Opus production in Costa Rica, as well as improved margins from the MDA acquisition. Controller manufacturing was principally conducted in Costa Rica during 2005, where we benefited from lower labor rates as compared to 2004.

We expect gross margin to continue to increase as we continue to increase our average selling prices and improve operating efficiencies.

Operating Expenses

Research and development expense increased in 2006 to $23.2 million, or 9 percent of total revenues, from $21.0 million, or 10 percent of total revenues, in 2005 and $13.3 million, or 9 percent of total revenues, in 2004. The dollar increase in research and development expenses in 2006 compared to 2005 is primarily attributable to $1.3 million in increased stock compensation expense due to our adoption of FAS 123R, along with a continued investment in our Coblation-based products and in the MDA product line, resulting in an increase of $0.4 million in consulting and outside service costs, $0.3 million in additional depreciation expense, and $0.2 million in patent-related and product development charges. The increase in research and development costs in 2005 as compared to 2004 is primarily due to $5.5 million in increased compensation and related expenses due to additional headcount, $0.6 million in prototype development costs, $0.6 million in outside services, and $0.8 million in fixed charges, primarily depreciation and rent.

We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expense increased to $91.9 million, or 35 percent of total revenues, in 2006 from $75.3 million, or 35 percent of total revenues, in 2005, and from $58.1 million, or 38 percent of total revenues, in 2004. The increase in absolute dollars for 2006 compared to 2005 related primarily to $6.7 million in training and promotion costs, $4.4 million in additional compensation and related expenses associated with our increased direct sales force, $2.7 million in stock-based compensation expense associated with our adoption of FAS 123R, and $2.7 million in settlement fees associated with the Settlement and License Agreement between ArthroCare and MarTec, LLC (formerly Bonutti IP, LLC). Increased expenses in 2005 as compared to 2004 related primarily to $10.3 million in increased sales commissions associated with increased sales volume, $5.6 million in additional compensation and related expenses associated with our increased direct sales force, and $1.1 million in increased accounts receivable reserves.

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

General and administrative expense increased to $21.4 million, or 8 percent of total revenues, in 2006, from $12.2 million, or 6 percent of total revenues, in 2005 and $16.3 million, or 10 percent of total revenues, in 2004. The increase is primarily due to a net increase of $3.5 million in legal, accounting and other outside services costs, which reflects the receipt of settlement payments associated with the Smith & Nephew License and Settlement Agreement, recorded as a reduction in legal fees, $3.3 million of stock-based compensation expense associated with our adoption of FAS 123R, $1.6 million of additional compensation and related expenses associated with increasing our headcount in our accounting and other administrative functions, and $0.8 million in facilities and insurance charges. The decrease in general and administrative expenses in 2005 as compared to 2004 is primarily due to the receipt of litigation settlement payments associated with the Smith & Nephew License and Settlement Agreement, which was recorded as a reduction of legal fees, partially offset by $2.1 million of additional compensation and related expenses associated with increasing our headcount in our accounting and other administrative functions.

We expect that general and administrative expenses will decrease as a percentage of total revenues during 2007 due to continued leveraging of our existing infrastructure and operating procedures.

Amortization of intangible assets increased to $7.2 million, or 3 percent of total revenues, in 2006, from $6.2 million, or 3 percent of total revenues, in 2005, and $2.7 million, or 2 percent of total revenues, in 2004. The increase in 2006 from 2005 is primarily due to a full year of amortization expense related to intangible assets acquired from ATI. The increase in 2005 compared to 2004 was attributable to amortization of intangible assets acquired in the ATI and Opus Medical acquisitions. We expect that amortization of intangible assets will increase in future periods as we acquire additional assets.

Acquired in-process research and development costs (IPR&D) were not incurred by us during the year ended December 31, 2006. During the third quarter of 2005 we incurred $2.4 million of acquired in-process research and development costs in connection with the research and development efforts acquired in our acquisition of substantially all of the assets of ATI. Prior to the acquisition, we did not have a comparable product under development. This expense related to the development of technology for arresting bleeding that had not yet reached technological feasibility at ATI and had no alternative future use. At December 31, 2005, the research and development of this technology was completed and the Stammberger Foam product, which utilizes this technology, was commercialized during 2006 for use in ENT procedures.

In connection with our acquisition of Opus Medical during the fourth quarter of 2004, we expensed $36.4 million of the purchase price for IPR&D for projects related to automated suturing technology applicable to sports medicine surgical procedures. As of December 31, 2005, we had incurred the remainder of the research costs related to these products, and the products were commercialized during 2006.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was a net expense of $1.8 million in 2006 compared to a net expense of $2.3 million in 2005 and income of $0.8 million in 2004. The $0.5 million decrease in expense in 2006 is primarily attributable to foreign exchange gains in 2006, whereas in 2005 we had foreign exchange losses. Of the $3.1 million increase in net interest and other expense in 2005 compared to 2004, approximately $0.4 million is associated with interest on debt incurred due to our acquisitions of MDA and Opus Medical. The remaining increase in net expense is primarily attributable to foreign exchange losses incurred in 2005. We do not expect material fluctuations in interest and other income since we plan to fund our business through our operating cash flows in the foreseeable future.

Income Tax Provision

The provision for income taxes was $9.0 million for 2006, compared to $7.2 million for 2005 and $3.3 million for 2004. The effective tax rate for 2006 was 22 percent compared to 23 percent in 2005 and (14) percent in 2004; however, excluding the Opus Medical in-process research and development charge in 2004, the effective rate was 24 percent. The improvement in our tax rate each year from 2004 through 2006 is primarily due to continued expansion of business activities in our Costa Rica operations and tax credits for research and development activities.

Liquidity and Capital Resources

As of December 31, 2006, we had $113.7 million in working capital, compared to $98.8 million at December 31, 2005. Our principal sources of liquidity consisted of $30.8 million in cash, cash equivalents, and short-term investments at December 31, 2006. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of commercial paper, whereas at December 31, 2005 they consisted primarily of tax-exempt municipal bonds.

Cash generated by operating activities in 2006 was $43.8 million, as compared to $37.2 million in 2005 and $17.2 million in 2004. The cash generated in 2006 was primarily attributable to $31.7 million of net income and non-cash items such as $21.3 million of depreciation and amortization and stock-based compensation of $9.8 million, partially offset by a $13.2 million increase in accounts receivable due to increased sales volume. The cash generated in 2005 was primarily attributable to net income adjusted for non-cash items, partially offset by increases in accounts receivable and inventories precipitated by our increased sales volume and operating activities. The cash generated in 2004 was primarily attributable to net income, excluding certain charges for non-cash items of $55.9 million, partially offset by an increased investment in inventory necessary for our increased sales volume, and an increase in accounts receivable and other assets, also precipitated by our increased sales volume and operating activity.

Accounts receivable, net of allowances, increased to $61.9 million at December 31, 2006, from $47.1 million at December 31, 2005. The increase in accounts receivable in 2006 was due to increased sales volume. Accounts receivable, net of allowances, increased to $47.1 million at December 31, 2005, from $34.0 million at December 31, 2004. The increase in accounts receivable in 2005 was due to the significant increase in sales.

Inventories increased to $51.5 million at December 31, 2006 from $47.8 million at December 31, 2005 and $40.5 million at December 31, 2004. The increase in inventory was net of a provision for excess and obsolete products of $4.2 million. Over two years, we have increased inventories in order to support anticipated increasing product sales activity. We expect future inventory levels to increase in absolute dollar value in order to support sales volume increases, to provide safety stock and support our expansion into additional markets.

Cash used in investing activities was $86.5 million in 2006, as compared to $16.4 million in 2005 and $70.1 million in 2004. Cash used in investing activities in 2006 was primarily due to a $55.2 million payment to former Opus Medical shareholders, $17.2 million for the purchase of property and equipment, and $26.9 million for the purchase of available-for-sale securities, partially offset by $15.0 million of sales of available-for-sale securities. Cash used in investing activities in 2005 was primarily due to the $10.0 million payment made for the purchase of ATI’s assets in August 2005, accompanied by $9.6 million associated with the capitalization of controllers and $3.7 million in fixed asset investments, offset by net sales of $7.4 million in available for sale securities. Cash used in investing activities in 2004 was primarily due to the purchases of MDA and Opus Medical for an aggregate of $56.1 million, in addition to $15.0 million in investments in fixed assets, offset by net sales of available for sales securities of $1.0 million.

The fair value of our investments in marketable securities at December 31, 2006 was $15.2 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds.

Cash provided by financing activities was $37.7 million in 2006, as compared to $11.2 million in cash used in financing activities in 2005 and $43.8 million in cash provided by financing activities in 2004. Cash provided by financing activities in 2006 was due primarily to $28.1 million of proceeds from stock option purchases, and a $9.5 million tax benefit related to the stock option expenses. Cash used in financing activities in 2005 was primarily due to $28.9 million of loan repayments, partially offset by $16.5 million of proceeds from stock option exercises. The increase in proceeds from the exercise of common stock options and warrants from 2005 is primarily driven by our higher stock prices in 2006, which led to increased exercises of options and warrants. Cash provided by financing activities in 2004 was primarily due to loans taken out to finance our acquisitions.

On January 13, 2006, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks (collectively, the “Lenders”). Under the terms of the Credit Agreement, ArthroCare may borrow up to $100.0 million under a revolving line of credit from the named Lenders at the lead Lender’s Prime Rate or the British Bankers Association LIBOR Rate, plus a spread. The spread over the Prime Rate or LIBOR Rate is determined by our leverage ratio, as defined in the Credit Agreement. On January 18, 2006, we borrowed $35.0 million. On April 4, 2006, we borrowed an additional $3.5 million, which was subsequently repaid on May 12, 2006. On November 20, 2006 we repaid the balance of the loan. As of December 31, 2006, we had no outstanding borrowings under the Credit Agreement.

The Credit Agreement has a five-year maturity and includes additional terms under which we may request an increase of up to $75.0 million in commitments from the Lenders, as business needs dictate. The Credit Agreement also contains various covenants that specify minimum or maximum financial ratios. We were in compliance with all such covenants at December 31, 2006.

Disclosures about Contractual Obligations and Commercial Commitments

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing of stock options, and the timing of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors. The following table aggregates all material contractual obligations and commercial commitments that affect our financial condition and liquidity as of December 31, 2006:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$13,360	$2,411	$3,580	$2,993	$4,376
Purchase commitments with suppliers (1)	11,607	5,900	5,707	—	—

Total	$24,967	$8,311	$9,287	$2,993	$4,376

(1)	Represents agreements to purchase products that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased and the approximate timing of the payments.

We believe that cash generated from operations, as well as our existing cash balances and short-term investments, will be sufficient to fund our operations through fiscal year 2007 and in the near future. Excluding any acquisition-related activities, we plan to fund our future operations through our operating cash flows. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48, an interpretation of FAS 109, prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Implementation of FIN 48 requires management to develop judgmental estimates about tax uncertainties. We are in the process of evaluating the impact of adopting FIN 48 on our operating results and financial position.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for us beginning January 1, 2008. We are currently in the process of evaluating the impact of adopting FAS 157 on our operating results and financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. We currently use, and have historically applied, the dual method for quantifying identified financial statement misstatements.

We applied the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ended December 31, 2006. The adoption of SAB 108 did not have a significant effect on our financial position, results of operations or cash flows for the year ended December 31, 2006.

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

The table below presents principal amounts and related weighted average interest rates as of December 31, 2006 for our cash, cash equivalents, and short-term investments (in thousands):

Cash, cash equivalents, and short-term investments	$30,756
Average interest rate	5.0%

Although payments under the operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

Borrowings under our Credit Agreement incur interest based on current market interest rates. To the extent that these rates fluctuate, our results of operations and cash flows, as well as our ability to borrow needed capital at a critical time, could be significantly affected.

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. In 2006, most of these currencies remained stable relative to the U.S. Dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents in 2006 are denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, Swedish Krona and Costa Rican Colones. A 10 percent change in the December 31, 2006 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.6 million.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2006. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management, including our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management has excluded TiMax Surgical Pty. Ltd. (TiMax) from its assessment of our internal control over financial reporting as of December 31, 2006 because TiMax was acquired by us in a purchase business combination in September 2006. TiMax is a wholly-owned subsidiary whose total assets and total revenues each represented less than one percent of our consolidated total assets and consolidated total revenues as of and for the year ended December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Previously Reported Material Weakness

As of December 31, 2005, management identified a material weakness in our internal control over financial reporting, which is described below.

As described herein, and as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005, we did not maintain effective controls over the completeness and accuracy of the preparation and review of our intercompany account reconciliations. Specifically, we did not properly reconcile and review intercompany balances resulting from transactions with and between certain of our subsidiaries. This control deficiency resulted in an audit adjustment to the Company’s annual 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to certain of our accounts, primarily accounts receivable, accounts payable and accrued liabilities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Throughout 2006, we implemented procedures designed to correct the material weakness noted above. Management implemented new processes and controls to complete account-by-account reconciliations and reviews of all intercompany accounts during 2006; improve the interim and annual review and reconciliation process for certain intercompany account balances; expand our accounting staff to efficiently and timely execute our new procedures; and enhance the training and education for our international finance and accounting personnel. We have evaluated the design of these new procedures, placed them in operation for a sufficient period of time, and subjected them to appropriate tests, in order to conclude that they are operating effectively. We have therefore concluded that the above referenced material weakness in internal control over financial reporting has been remediated as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

The remediation of the aforementioned material weakness resulted in a change in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of business conduct and ethics, or code of conduct, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of conduct is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under as well as under applicable rules of the NASDAQ National Market to become effective in May 2004. Our code of conduct is available on the Investor Relations section of our website (www.arthrocare.com). To the extent required by law or the rules of the NASDAQ National Market, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the Investor Relations section of our website in accordance with SEC rules.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans, including the Company’s 2003 Incentive Stock Plan, 1993 Incentive Stock Plan, 1995 Director Option Plan and 1996 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,170,729	$24.91	1,364,869	(1)
Equity compensation plans not approved by security holders (2)	1,005,532	$25.00	172,817
Total	3,176,261	$24.94	1,537,686

(1)	Includes 80,217 shares remaining available for future issuance under the Company’s 1996 Employee Stock Purchase Plan.
(2)	Consists of shares issuable under our Amended and Restated Non-statutory Option Plan, which does not require the approval of, and has not been approved by, our stockholders.

AMENDED AND RESTATED NONSTATUTORY OPTION PLAN

The Company’s Amended and Restated Nonstatutory Option Plan (the “NSO Plan”) provides for the grant of options to employees and consultants of the Company. The Board of Directors of the Company initially adopted the NSO Plan in May 1999. As of December 31, 2006, a total of 3,550,000 shares of common stock are reserved for issuance under the NSO Plan, options for 1,054,047 were outstanding under the NSO Plan, and 172,817 shares remained available for future grants. The NSO Plan is not required to be and has not been approved by the Company’s stockholders.

Options granted under the NSO Plan will be non-statutory stock options. Incentive stock options, within the meaning of Section 422 of the Code, may not be granted under the NSO Plan. The NSO Plan also authorizes the grant of stock purchase rights to our employees and consultants.

Eligibility; Administration.    The NSO Plan provides that awards may be granted to employees and consultants of the Company or any parent or subsidiary of the Company. However, officers and directors of the Company are not eligible to receive awards under the NSO Plan. As of December 31, 2006, approximately 876 people were eligible to participate in the NSO Plan. The NSO Plan may be administered by the Board or Board Committees (the “Administrator”). The Administrator of the NSO Plan will have full power to select, from among the employees and consultants of the Company eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to any participant and to determine the specific terms of each grant, subject to the provisions of the NSO Plan. The interpretation and construction of any provision of the NSO Plan by the Administrator will be final and conclusive.

Exercise Price.    The exercise price of options granted under the NSO Plan is determined by the Administrator. Non-statutory options may be granted with a per share exercise price below the fair market value per share of the common stock at the time of grant.

Exercisability.    The Administrator has discretion in determining the vesting schedule for each option granted. Options granted to new optionees under the NSO Plan generally become exercisable starting one year after the date of grant with 25 percent of the shares covered thereby becoming exercisable at that time and with an additional 1/48 of the total number of options becoming exercisable at the beginning of each full month thereafter, with full vesting occurring on the fourth anniversary of the date of grant. The term of an option will be determined by the Administrator.

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

Amendment and Termination of the NSO Plan.    The Board may amend or terminate the NSO Plan at any time. However, no action by the Board may alter or impair any option previously granted under the NSO Plan. The Administrator may accelerate any option or waive any condition or restriction pertaining to such option at any time. Any options outstanding under the Plan at the time of its termination will remain outstanding until they expire by their terms.

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

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

2. Financial Statement Schedule.    The following financial statement schedule of the company as of and for the years ended December 31, 2006, 2005 and 2004, is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the consolidated financial statements, and notes thereto, of the Company.

Schedule	Title	Page

II	Valuation and Qualifying Accounts	78

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or notes thereto.

3. Exhibits (in accordance with Item 601 of Regulation S-K).

2.1	Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders’ Agents (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2004).

2.2	Amendment No. 1, dated as of October 6, 2004, to the Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders’ Agents (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 18, 2004).

2.3	Asset Purchase Agreement, dated as of August 16, 2005, by and among ArthroCare Corporation, a Delaware corporation, ArthroCare (Deutschland) GmbH, a corporation organized under the laws of Germany and a wholly-owned subsidiary of ArthroCare, ArthroCare UK, Ltd., a corporation registered in England & Wales and a wholly-owned subsidiary of ArthroCare, Applied Therapeutics, Inc., a Florida corporation, Applied Therapeutics, Ltd., a corporation registered in England & Wales, Applied Therapeutics GmbH, a corporation organized under the laws of Germany and BHK Holding, a corporation organized under the laws of the Cayman Islands. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2005).

3.1	Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 filed previously with the Registrant’s Annual Report on Form 10-K for the period ended December 30, 2000).

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to Exhibit 3.2 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended October 3, 1998).

3.3	Certificate of Amendment of the Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.1 filed previously with the Registrant’s Current Report on Form 8-K filed on December 13, 2006).

4.1	Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 filed previously with the Registrant’s Registration Statement on Form 8-A (Registration No. 000-27422)).

10.1*	Form of Indemnification Agreement between the registrant and each of its directors and officers. (Incorporated herein by reference to Exhibit 10.1 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.2*	Incentive Stock Plan and form of Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.2 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.3*	Director Option Plan and form of Director Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.3 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.4*	Employee Stock Purchase Plan and forms of agreements there under. (Incorporated herein by reference to Exhibit 10.4 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.5	Form of Exclusive Distribution Agreement. (Incorporated herein by reference to Exhibit 10.5 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.6	Form of Exclusive Sales Representative Agreement. (Incorporated herein by reference to Exhibit 10.6 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.7	Consulting Agreement dated May 10, 1993, between the Registrant and Philip E. Eggers, and amendment thereto. (Incorporated herein by reference to Exhibit 10.7 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.8	Consulting Agreement dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto. (Incorporated herein by reference to Exhibit 10.8 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.9	Lease Agreement, dated May 20, 1993, between the Registrant and Eggers & Associates, Inc., and amendment thereto. (Incorporated herein by reference to Exhibit 10.9 filed previously with the Registrant’s Registration Statement on Form S-1 (registration No. 33-80453)).

10.10	Amended and Restated Stockholder Right Agreement dated October 16, 1995, between the Registrant and certain holders of the Registrant’s securities. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant’s Registration Statement on form S-1 (Registration No. 33-80453)).

10.11	Contribution Agreement, dated March 31, 1995, by and among Philip E. Eggers, Robert S. Garvie, Anthony J. Manlove, Hira V. Thapliyal and the Registrant. (Incorporated herein by reference to Exhibit 10.21 filed previously with the Registrant’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.12	Amended and Restated Stockholder Rights Agreement dated October 2, 1998, between the Registrant and Norwest Bank Minnesota, N.A. (Incorporated herein by reference to Exhibit 10.20 filed previously with the Registrant’s Registration Statement on Form 8-A filed October 21, 1998 (Registration No. 000-27422)).

10.13	Exclusive Distributor Agreement dated August 21, 1997, between the Registrant and Kobyashi Pharmaceutical Company, Ltd. (Incorporated herein by reference to Exhibit 10.25 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 27, 1997).

10.14	License Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated herein by reference to Exhibit 10.26 filed previously with the Registrant’s Annual Report on form 10-K for the period ended January 3, 1998).

10.15	Development and Supply Agreement dated February 9, 1998, between the Registrant and Boston Scientific Corporation. (Incorporated herein by reference to Exhibit 10.27 filed previously with the Registrant’s Annual report on form 10-K for the period ended January 3, 1998).

10.16*	Change of Control Agreement between the Registrant and the CEO. (Incorporated herein by reference to Exhibit 10.28 filed previously with the Registrant’s Annual Report on Form 10-K for the period ended January 2, 1999).

10.17*	The form of “VP Continuity Agreement” between the Registrant and its Vice Presidents. (Incorporated herein by reference to Exhibit 10.29 filed previously with the Registrant’s Annual Report on Form 10-K for the period ended January 2, 1999).

10.18	Letter Agreement dated February 9, 1999 between the Registrant and Collagen Aesthetics. (Incorporated herein by reference to Exhibit 10.30 filed previously with the Registrant’s Annual Report on Form 10-K/A for the period ended January 2, 1999).

10.19*	Employment Letter Agreement, between the Registrant and John R. Tighe dated January 26, 1999. (Incorporated herein by reference to Exhibit 10.30 filed previously with the registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.20*	Reserved.

10.21*	Employment Letter Agreement, between the Registrant and Bruce P. Prothro amended May 19, 1999. (Incorporated herein by reference to Exhibit 10.32 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended April 3, 1999).

10.22†	Litigation Settlement Agreement, between the Registrant and ETHICON Inc. dated June 24, 1999 (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.23	Relocation Loan Agreement, between the Registrant and John. R. Tighe dated May 1, 1999. (Incorporated herein by reference to Exhibit 10.34 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.24	Line of Credit Agreement with Silicon Valley Bank dated June 11, 1999. (Incorporated herein by reference to Exhibit 10.35 previously filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.25†	Amendment to License Agreement between ArthroCare Corporation and Inamed Corporation dated October 1, 1999. (Incorporated herein by reference to Exhibit 10.33 previously filed with the Registrant’s Registration Statement on Form S-3 (Registration No. 333-87187)).

10.26	First Amendment to Rights Agreement between the ArthroCare Corporation and Norwest Bank Minnesota, N.A. (the “Rights Agent”) dated March 10, 2000. (Incorporated herein by reference to Exhibit 99.1 previously filed with the Registrant’s Form 8-K filed March 10, 2000.)

10.27*	Nonstatutory Stock Option Plan and form of Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.35 filed previously with this the Registrant’s Annual Report on Form 10-K for the period ended December 31, 1999).

10.28†	License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000. (Incorporated herein by reference to Exhibit 10.36 filed previously with this the Registrant’s Quarterly Report on Form 10-Q for the period ended July 1, 2000).

10.29*	Change of Control Agreement between the Registrant and Michael Baker, CEO, dated September 25, 2001. (Incorporated herein by reference to Exhibit 10.37 filed previously with the Registrant’s Quarterly Report on Form 10-Q for the period ended September 29, 2001).

10.30*	Amendment to the 1993 Incentive Plan (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on August 8, 2000).

10.31*	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Statement on Form S-8 filed on August 8, 2000).

10.32††	Share Purchase Agreement relating to the entire issued share capital of Atlantech Medical Devices Limited and Atlantech Medical Devices (UK), Limited, dated October 21, 2002.

10.33*	Amended and Restated Nonstatutory Option Plan (Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on May 8, 2003).

10.34*	2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2003).

10.35*	Second Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 8, 2003).

10.36	Agreement and Plan of Merger, dated as of October 23, 2003, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 5, 2004, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and Medical Device Alliance Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2004).

10.37	Contingent Value Rights Agreement, dated as of January 28, 2004, by and among ArthroCare Corporation, Alpha Merger Sub Corporation, Medical Device Alliance Inc., Wells Fargo Bank, N.A. and Frank Bumstead (Incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on February 11, 2004).

10.38	Form of Stockholder Waiver Agreement, dated as of October 23, 2003, by each of Vegas Ventures, LLC, Jeffrey Barber and Howard Preissman (Incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 31, 2003).

10.39	Stockholder Waiver Agreement, dated as of October 23, 2003, by the McGhan Entities (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on October 31, 2003).

10.40††	Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated December 19, 2003.

10.41	Form of “Amendment to VP Continuity Agreement” between ArthroCare Corporation and its vice presidents (Incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2004).

10.42	Form of “Senior VP Continuity Agreement” between ArthroCare Corporation and its senior vice presidents (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2004).

10.43	Form of “Amendment to Senior VP Continuity Agreement” between ArthroCare Corporation and its senior vice presidents (Incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2004).

10.44	Employment Agreement between the Registrant and Michael Baker dated January 1, 2003 (Incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q filed on November 26, 2004).

10.45††	Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated October 15, 2004 (Incorporated herein by reference to Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-Q filed on November 26, 2004 and Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q/A filed on May 11, 2006.)

10.46	2004/2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.46 to the Registrant’s Current Report on Form 8-K/A filed on February 22, 2005).

10.47	2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.47 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.48	Form of Option Agreement under the Amended and Restated 2003 Incentive Plan (Incorporated herein by reference to Exhibit 10.48 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.49	Form of Restricted Stock Bonus Agreement under the Amended and Restated Director Option Plan (Incorporated herein by reference to Exhibit 10.49 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.50	Form of Restricted Stock Bonus Agreement under the Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.50 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.51††	First Amendment to Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated March 30, 2005.

10.52††	Settlement and License Agreement between the Registrant, ArthroCare Caymans, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Registrant and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.53††	Settlement and Distribution Agreement between the Registrant, ArthroCare Caymans, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Registrant and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.54*	2006 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.54 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006).

10.55*	2006 Director Compensation Plan (Incorporated herein by reference to Exhibit 10.55 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006).

10.56	Credit Agreement between the Registrant, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006.

10.57	Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.58 to the Registrant’s Current Report on Form 8-K filed on May 25, 2006).

10.58	Lease Agreement between Lantana Office properties I, L.P. and the Registrant (Incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on 10-Q filed on June 30, 2006).

10.59	Employment Agreement between the Registrant and Mike Baker, effective January 1, 2007 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2006).

10.60††	Settlement and License Agreement between the Registrant, ArthroCare Corporation Cayman Islands and MarcTec, LLC effective January 3, 2007.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to portions of this exhibit.
††	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArthroCare Corporation:

We have completed integrated audits of ArthroCare Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded TiMax Surgical Pty. Ltd. (TiMax) from its assessment of internal control over financial reporting as of December 31, 2006 because TiMax was acquired by the Company in a purchase business combination during 2006. We have also excluded TiMax from our audit of internal control over financial reporting. TiMax is a wholly-owned subsidiary whose total assets and total revenues each represented less than one percent of the Company’s consolidated total assets and consolidated total revenues as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

February 27, 2007

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,531	$20,717
Short-term investments	15,225	2,600
Accounts receivable, net of allowance for doubtful accounts of $2,701 and $1,365 at 2006 and 2005, respectively	61,935	47,138
Inventories, net	51,542	47,834
Deferred tax assets	13,795	11,155
Prepaid expenses and other current assets	5,389	3,389

Total current assets	163,417	132,833

Property and equipment, net	36,071	32,604
Related party receivables	500	1,075
Intangible assets, net	35,982	40,901
Goodwill	137,831	59,170
Other assets	1,245	395

Total assets	$375,046	$266,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,993	$12,332
Accrued liabilities	26,347	6,548
Accrued compensation	7,906	11,008
Income taxes payable	2,427	4,104

Total current liabilities	49,673	33,992

Deferred tax liabilities	1,991	4,092
Deferred other	879	—

Total liabilities	52,543	38,084

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001: Authorized: 75,000 shares; Issued and outstanding: 27,394 shares in 2006 and 25,255 shares in 2005	27	25
Treasury stock: 2,692 shares in 2006 and 2,704 shares in 2005	(41,644)	(42,158)
Additional paid-in capital	324,823	269,170
Deferred compensation	—	(4,543)
Accumulated other comprehensive income	1,992	770
Retained earnings	37,305	5,630

Total stockholders’ equity	322,503	228,894

Total liabilities and stockholders’ equity	$375,046	$266,978

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product sales	$253,376	$206,533	$147,830
Royalties, fees and other	9,625	7,801	6,318

Total revenues	263,001	214,334	154,148
Cost of product sales	76,838	64,206	51,100

Gross profit	186,163	150,128	103,048

Operating expenses:
Research and development	23,247	21,015	13,346
Sales and marketing	91,915	75,302	58,087
General and administrative	21,355	12,202	16,310
Amortization of intangible assets	7,176	6,150	2,658
Acquired in-process research and development costs	—	2,400	36,400

Total operating expenses	143,693	117,069	126,801

Income (loss) from operations	42,470	33,059	(23,753)
Interest income	1,376	631	379
Interest expense	(2,423)	(1,593)	(930)
Other income (expense), net	(762)	(1,374)	1,375

Income (loss) before income taxes	40,661	30,723	(22,929)
Income tax provision	8,986	7,193	3,260

Net income (loss)	$31,675	$23,530	$(26,189)

Basic net income (loss) per share	$1.21	$0.97	$(1.21)

Shares used in computing basic net income (loss) per share	26,207	24,375	21,594

Diluted net income (loss) per share	$1.14	$0.89	$(1.21)

Shares used in computing diluted income (loss) per share	27,900	26,407	21,594

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid- In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balances, December 31, 2003	21,025	$21	$(42,158)	$156,283	$(951)	$(836)	$8,289	$120,648

Issuance of common stock through:
Exercise of options	1,009	1	—	14,266	—	—	—	14,267
Employee stock purchase plan	44	—	—	879	—	—	—	879
Issuance of restricted stock	71	—	—	2,123	(2,123)	—	—	—
Purchase of Opus Medical	1,937	2	—	59,998	—	—	—	60,000
Stock compensation	—	—	—	176	597	—	—	773
Income tax benefit resulting from exercise of stock options	—	—	—	4,630	—	—	—	4,630
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	173	—	173	$173
Currency translation adjustment	—	—	—	—	—	71	—	71	71
Net loss	—	—	—	—	—	—	(26,189)	(26,189)	(26,189)

Balances, December 31, 2004	24,086	24	(42,158)	238,355	(2,477)	(592)	(17,900)	175,252	$(25,945)

Issuance of common stock through:
Exercise of options	1,020	1	—	16,459	—	—	—	16,460
Employee stock purchase plan	48	—	—	1,291	—	—	—	1,291
Issuance of restricted stock	101	—	—	3,392	(3,392)	—	—	—
Stock compensation	—	—	—	90	1,326	—	—	1,416
Income tax benefit resulting from exercise of stock options	—	—	—	9,583	—	—	—	9,583
Currency translation adjustment	—	—	—	—	—	1,362	—	1,362	$1,362
Net income	—	—	—	—	—	—	23,530	23,530	23,530

Balances, December 31, 2005	25,255	25	(42,158)	269,170	(4,543)	770	5,630	228,894	$24,892

Issuance of common stock through:
Exercise of options and restricted stock	1,955	2	—	28,095	—	—	—	28,097
Employee stock purchase plan	4	—	—	151	—	—	—	151
Shares issued for Opus Medical	180	—	—	8,054	—	—	—	8,054
Contributions to employee benefit plan	—	—	514	—	—	—	—	514
Stock compensation	—	—	—	10,052	—	—	—	10,052
Income tax benefit resulting from exercise of stock options	—	—	—	13,844	—	—	—	13,844
Reclassification at adoption of FAS 123R	—	—	—	(4,543)	4,543	—	—	—
Currency translation adjustment	—	—	—	—	—	1,222	—	1,222	$1,222
Net income	—	—	—	—	—	—	31,675	31,675	31,675

Balances, December 31, 2006	27,394	$27	$(41,644)	$324,823	$—	$1,992	$37,305	$322,503	$32,897

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$31,675	$23,530	$(26,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development projects	—	2,400	36,400
Depreciation and amortization	21,339	16,768	13,523
Loss on disposition of property and equipment	285	39	85
Provision for doubtful accounts receivable and product returns	1,887	1,111	586
Provision for inventory reserves	4,191	856	246
Non-cash stock compensation expense	9,824	1,416	773
Deferred taxes	(4,741)	(5,871)	(1,966)
Income tax benefit relating to employee stock options	(9,476)	9,583	4,630
Other	66	1,096	(334)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(17,200)	(14,753)	(7,624)
Inventories	(8,617)	(7,655)	(2,627)
Prepaid expenses and other current assets	(2,049)	1,290	(1,166)
Other assets	197	28	175
Accounts payable	1,121	3,397	(1,242)
Accrued liabilities	3,131	317	2,575
Income taxes payable	12,167	3,626	(644)

Net cash provided by operating activities	43,800	37,178	17,201

Cash flows from investing activities:
Purchases of property and equipment	(17,240)	(13,281)	(14,956)
Payment for purchase of Opus Medical, net of cash acquired	(55,156)	—	(30,910)
Payment for purchase of MDA, net of cash acquired	—	—	(25,183)
Payment for purchase of ATI, net of cash acquired	—	(10,000)	—
Payments for other purchase business combinations and intangible assets	(2,151)	(521)	—
Purchases of available-for-sale securities	(26,926)	—	(60,932)
Sales of available-for-sale securities	15,000	7,400	61,866

Net cash used in investing activities	(86,473)	(16,402)	(70,115)

Cash flows from financing activities:
Repayment of loan from bank	(38,500)	(28,928)	(16,071)
Proceeds from loan from bank	38,500	—	44,750
Proceeds from issuance of common stock, net of issuance costs	151	1,291	879
Proceeds from exercise of options to purchase common stock, net of issuance costs	28,097	16,460	14,267
Income tax benefit relating to employee stock options	9,476	—	—

Net cash provided by (used in) financing activities	37,724	(11,177)	43,825

Effect of exchange rate changes on cash and cash equivalents	(237)	(718)	35

Net increase (decrease) in cash and cash equivalents	(5,186)	8,881	(9,054)
Cash and cash equivalents, beginning of year	20,717	11,836	20,890

Cash and cash equivalents, end of year	$15,531	$20,717	$11,836

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—FORMATION AND BUSINESS OF THE COMPANY

ArthroCare Corporation (“ArthroCare” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. The Company designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Its products are based on the Company’s patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology involves an innovative use of a non-thermal process and has the capability of performing at temperatures lower than traditional electrosurgical tools. ArthroCare’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. It is a global company with manufacturing facilities in the United States and Costa Rica and sales offices in the United States, Europe and Australia.

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

Short-term Investments.    Short-term investments consist primarily of tax-exempt municipal bonds and commercial paper with readily determinable fair market values and original effective maturities in excess of three, but less than twelve months. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. For the year ended December 31, 2006, the Company recorded less than $1,000 of realized gain on its investments and no realized losses. For the years ended December 31, 2005 and 2004, there were no realized gains or losses.

Inventories.    The Company’s inventories, which include material and labor costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis, not in excess of market value. The Company records reserves, when necessary, to reduce the carrying value of excess or obsolete inventories to their net realizable value.

Property and Equipment.    Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of three to five years, except buildings which have an estimated useful life of

30 years. The Company places the majority of its manufactured controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized to cost of product sales over a three or four-year period. Leasehold improvements are amortized over the shorter of the estimated useful lives or the lease term. Maintenance and repair costs are charged to operations as incurred. Upon retirement or sale, the cost of disposed assets and their accumulated depreciation are removed from the balance sheet and any gain or loss is recognized in current operations.

Revenue Recognition and Allowance for Doubtful Accounts.    The Company recognizes product revenue after shipment of its products to customers has occurred, any acceptance terms have been fulfilled, no significant contractual obligations remain and collection of the related receivable is reasonably assured. Revenue is reported net of a provision for estimated product returns.

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

Acquired In-Process Research and Development (IPR&D).    When the Company acquires another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets and goodwill. Company policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility, have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Goodwill.    The Company’s methodology for allocating the purchase price relating to business acquisitions is consistent with established valuation techniques in the medical device industry. Goodwill is measured as the excess of the cost of the business acquired over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.

In accordance with Statement of Financial Accounting Standards No. (“FAS”) 142, Goodwill and Other Intangible Assets, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by FAS 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. Using data as of December 31, 2006 and 2005, the first step did not indicate an impairment of goodwill. The Company also reviewed other factors to determine the likelihood of impairment. Based on these findings, the net goodwill balance of $137.8 million is not considered impaired at December 31, 2006.

Long-Lived Assets.    Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally one to eight years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

Research and Development.    Research and development costs consist mostly of payroll expenses and prototype development costs and are charged to operations as incurred. Research and development expenses were $23.2 million, $21.0 million, and $13.3 million in 2006, 2005 and 2004, respectively.

Advertising Expense.    Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $4.0 million, $3.9 million and $4.0 million in 2006, 2005 and 2004, respectively.

Stock-Based Compensation.    Effective January 1, 2006, the Company adopted the provisions of FAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, when the Company issued options to its employees with an exercise price equal to the market value of the underlying common stock on the date of grant or issuance, no stock-based compensation costs were recorded. In the event stock-based awards were issued with an exercise price that was less than the market value of the underlying common stock on the date of grant or issuance, the Company recorded deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the award.

The Company elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, Accounting for Stock-Based Compensation. Stock-based compensation for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Foreign Currency Translation.    Certain of the Company’s wholly owned subsidiaries have functional currencies other than the U.S. dollar. The functional currency of Atlantech Medical Devices, Ltd. (UK) is the British Pound. The functional currency of Atlantech AG (Germany), Atlantech Medizinische Produkte Vertreibs (Austria), ArthroCare Italy SPA and ArthroCare France SRL is the Euro. Accordingly, all balance sheet accounts of these operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly into a separate component of stockholders’ equity under the caption accumulated other comprehensive income (loss).

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

Concentration of Risks and Uncertainties.    A majority of the Company’s cash and cash equivalents are maintained at financial institutions in the United States. Deposits at these institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of cash and cash equivalents. The Company purchases certain key components of its products from sole, single or limited source suppliers. For some of these components there are few alternative sources. A reduction or stoppage in supply of sole-source components would limit the Company’s ability to manufacture certain products. There can be no assurance that an alternate supplier could be established if necessary or that available inventories would be adequate to meet ArthroCare’s production needs during any prolonged interruption of supply.

The Company’s products require approval from the United States Food and Drug Administration (FDA) and international regulatory agencies prior to the commencement of commercial sales. There can be no assurance that its products will receive any of these required approvals. If the Company were denied such approvals, or if such approvals were delayed, it would have a material adverse impact on its business. Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses when needed, but historically has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area.

Fair Value of Financial Instruments.    The carrying values of the Company’s financial instruments approximate their fair values.

Income Taxes.    The Company accounts for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using the tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Reclassifications.    Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. The effect of such reclassifications is not material to the consolidated financial statements.

Recent Accounting Pronouncements.    In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48, an interpretation of FAS 109, Accounting for Income Taxes, prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective beginning January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Implementation of FIN 48 requires management to develop judgmental estimates about tax uncertainties. The Company is currently in the process of evaluating the impact of adopting FIN 48 on its operating results and financial position.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for us beginning January 1, 2008. The Company is currently in the process of evaluating the impact of adopting FAS 157 on its operating results and financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

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

The Company applied the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not have a significant effect on the Company’s financial position, results of operations, or cash flows.

NOTE 3—SHORT-TERM INVESTMENTS

Short-term investments were acquired at an aggregate cost of $15.2 million and $2.6 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the Company’s short-term investments consisted primarily of commercial paper, whereas at December 31, 2005 they consisted primarily of tax-exempt municipal bonds. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented.

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value, and all those which have original maturities beyond five years have interest reset maturities of less than thirty-five days.

NOTE 4—COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding and potential shares of common stock when they are dilutive. The following is a reconciliation of the numerator, net income (loss), and the denominator, number of shares, used in the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Net income (loss)	$31,675	$23,530	$(26,189)

Basic:
Weighted-average common shares outstanding	26,207	24,375	21,594

Basic net income (loss) per share	$1.21	$0.97	$(1.21)

Diluted:
Weighted-average shares outstanding used in basic calculation	26,207	24,375	21,594
Dilutive effect of options	1,453	1,933	—
Dilutive effect of unvested restricted stock	240	99	—

Weighted-average common stock and common stock equivalents	27,900	26,407	21,594

Diluted net income (loss) per share	$1.14	$0.89	$(1.21)

Options excluded from calculation as their effect would be anti-dilutive	370	142	5,363

Price range of excluded options	$43.68-$48.56	$34.03-$48.56	$0.20-$48.56

NOTE 5—INVENTORY

The following summarizes the Company’s inventories (in thousands):

	December 31,
	2006	2005
Raw materials	$12,126	$12,293
Work-in-progress	4,949	4,439
Finished goods	38,605	32,557

	55,680	49,289
Inventory reserves	(4,138)	(1,455)

Inventories, net	$51,542	$47,834

The provision for inventory reserves for the years ended December 31, 2006, 2005 and 2004 was $4.2 million, $0.9 million and $0.2 million, respectively.

NOTE 6—PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands, except lives):

	December 31,		Estimated Useful Lives (Years)
	2006	2005
Controller placements	$54,909	$49,142	3 to 4
Computer equipment and software	16,795	13,738	3 to 5
Machinery and equipment	10,994	7,797	5
Furniture, fixtures and leasehold improvements	6,478	3,817	5(a)
Construction in process	3,161	2,409	—
Building and improvements	5,287	2,646	30
Tooling and molds	1,922	3,152	5
Land	745	400	—

	100,291	83,101
Less accumulated depreciation	(64,220)	(50,497)

Property and equipment, net	$36,071	$32,604

(a)	The estimated useful life for leasehold improvements is the shorter of 5 years or the life of the lease.

Depreciation expense related to ArthroCare’s property and equipment was $14.2 million, $11.2 million and $10.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2004	$57,859
Translation adjustments and other	1,311

Balance at December 31, 2005	59,170
Acquisitions	77,122
Translation adjustments and other	1,539

Balance at December 31, 2006	$137,831

The goodwill balance at December 31, 2004 pertains to the MDA and Opus business combinations completed in January and November 2004, respectively, and to the Atlantech acquisition completed in 2002. During 2005, the Company recorded translation adjustments for the application of current exchange rates in the translation of Atlantech’s goodwill, which had previously been translated at historical exchange rates. In August of 2005, the Company purchased the assets of ATI at fair value. In 2006, the Company adjusted the purchase price of the ATI acquisition for the amount of contingent consideration issued, which increased the goodwill balance associated with this acquisition. In addition, during 2006, the goodwill balances related to the MDA and Opus acquisitions increased to reflect payments made to former shareholders based on the satisfaction of contractual contingencies. The Company also recorded foreign currency translation adjustments related to Atlantech’s goodwill.

Intangible assets with definite lives

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business, and are subject to amortization. Intangible assets consist of the following (in thousands):

	December 31,		Estimated Useful Life
	2006	2005
Intellectual property rights	$29,420	$29,137	8 years
Patents	11,700	11,700	8 years
Trade name/trademarks	4,800	4,800	7-8 years
Distribution/customer network	5,785	4,018	5 years
OEM contractual agreements	1,940	1,160	2-7 years
Licensing, employment and non-competition agreements	1,625	1,495	1-10 years

	55,270	52,310
Accumulated amortization	(19,288)	(11,409)

Net intangible assets	$35,982	$40,901

Intangible assets with definite lives are being amortized ratably over the assets’ estimated useful lives, which range between one and 10 years as indicated in the table above. Total amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $7.2 million, $6.2 million and $2.7 million, respectively.

Estimated future amortization expense is as follows (in thousands):

2007	$7,028
2008	6,254
2009	5,957
2010	5,852
2011	5,831
Thereafter	5,060

$35,982

NOTE 8—ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	December 31,
	2006	2005
Accrued liabilities:
Accrued acquisition costs	$14,992	$1,682
Accrued dealer commissions	2,816	3,539
Accrued legal fees	3,225	138
Accrued professional fees and other	5,314	1,189

	$26,347	$6,548

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities and certain equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. At December 31, 2006, total future minimum lease payments are as follows (in thousands):

2007	$2,411
2008	1,927
2009	1,653
2010	1,483
2011	1,510
Thereafter	4,376

$13,360

Rent expense was $3.5 million, $2.1 million and $2.4 million in 2006, 2005 and 2004, respectively.

Purchase Commitments

In the ordinary course of business, the Company enters into agreements to purchase materials in the future that are enforceable, legally binding and specify terms with fixed or minimum quantities to be purchased and the approximate timing of the payments. At December 31, 2006, total future minimum purchase commitments with suppliers are as follows (in thousands):

2007	$5,900
2008	3,307
2009	2,400

$11,607

Warranties

The Company generally provides customers with a limited 90-day warranty on devices sold and a limited one-year warranty on controller units sold. ArthroCare accrues for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. ArthroCare periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates.

The following table describes the activity in ArthroCare’s warranty accrual (in thousands):

	Year ended December 31,
	2006	2005	2004
Balance at beginning of year	$175	$207	$252
Accruals for warranties issued during the period	1,078	929	746
Settlements made during the period	(1,003)	(961)	(791)

Balance at end of year	$250	$175	$207

Litigation

On July 25, 2001, the Company filed a lawsuit against Smith & Nephew, Inc. (“Smith & Nephew” or “Defendant”) in the United States District Court of Delaware. The lawsuit alleged, among other things, that Smith & Nephew was infringing three patents issued to ArthroCare. On April 3, 2003, Smith & Nephew filed a lawsuit against ArthroCare in the United States District Court, Western Tennessee alleging that ArthroCare infringed two Smith & Nephew patents. In addition, Smith & Nephew alleged that ArthroCare was in violation of Section 43(A) of the Lanham Act for allegedly making false or misleading statements to deceive potential purchasers of Smith & Nephew’s medical devices. Smith & Nephew requested the Court to issue preliminary and permanent injunction preventing ArthroCare from further infringement of the above-mentioned patents and from making further false or misleading statements concerning Smith & Nephew’s medical devices.

These lawsuits were dismissed and the claims settled pursuant to a Settlement and License Agreement between ArthroCare and Smith & Nephew on September 2, 2005. As a consequence of this settlement, the Company received a one-time cash payment at signing, which has been recorded as a reduction of legal fees in general and administrative expenses, and received a series of related milestone payments during 2005 and 2006, which have also been recorded as a reduction to general and administrative expenses.

On December 15, 2005, MarcTec, LLC (formerly, Bonutti IP, LLC) filed a lawsuit against the Company in the United States District Court, Southern District of Illinois alleging that our Opus AutoCuff anchoring system infringed ten MarcTec patents. MarcTec requested the Court to award damages and to issue a permanent injunction preventing us from further infringement of the above-mentioned patents. This lawsuit was dismissed and the claims settled pursuant to a Settlement and License Agreement between ArthroCare and MarcTec. As a consequence of the settlement, ArthroCare made a $2.7 million cash payment to MarcTec in January 2007, which the Company recorded as a sales and marketing expense in 2006, and ArthroCare will make future royalty payments related to the licensing of certain MarcTec patents.

On January 4, 2007, Marvin Duane Lee filed a lawsuit derivatively on behalf of ArthroCare Corporation against certain of the Company’s directors, officers and employees in the United States District Court, Western District of Texas, Austin Division, alleging a violation of federal securities laws and various state law claims related to alleged stock option backdating. Steven Nelson filed a similar lawsuit against the same defendants in the same court on February 16, 2007. These lawsuits seek monetary damages, an accounting, and various corporate governance changes. We do not believe these cases were properly filed on the Company’s behalf, and the Company intends to vigorously defend its interests in these matters. The Company and the individual defendants have filed motions to dismiss the lawsuits for failure to make a demand on the board and for failure to state a claim for relief.

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

Defending and prosecuting intellectual property suits, United States Patent and Trademark office (“USPTO”) interference proceedings and related legal and administrative proceedings is generally costly and time-consuming. Further litigation may be necessary to enforce the Company’s patents, to protect its trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary right of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which ArthroCare may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which would have a material adverse effect on the Company’s business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. There can be no assurance ArthroCare can obtain any necessary licenses on satisfactory terms, if at all.

NOTE 10—DEBT

In October 2004, in anticipation of the acquisition of Opus Medical, the Company amended and restated its existing credit facility with Bank of America, N.A. and Wells Fargo Bank, National Association, as co-lenders. Under the terms of the amended and restated credit facility, ArthroCare was able to borrow up to $20.0 million under a revolving line of credit and up to $30.0 million under a term commitment loan. The Company could borrow under either of these loans at the Bank of America prime rate plus 0.0 to 1.0 percent or at a Eurodollar rate. The increase over the base rate of either type of loan was determined by the Company’s leverage ratio, as defined in the amended and restated credit facility. The amended and restated credit facility contained covenants that specified minimum financial ratios and limited the Company’s ability to take on additional debt, or make significant future acquisitions or dispositions. Violation of certain of the covenants may have resulted in acceleration of its repayment obligation. In October 2005, the Company repaid all amounts currently outstanding, totaling $25.7 million, under its then existing credit facility. This credit facility was cancelled on January 13, 2006.

On January 13, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks (collectively, the “Lenders”). Under the terms of the Credit Agreement, the Company may borrow up to $100.0 million under a revolving line of credit from the named Lenders at the lead Lender’s Prime Rate or the British Bankers Association LIBOR Rate, plus a spread. The spread over the Prime Rate or LIBOR Rate is determined by the Company’s leverage ratio, as defined in the Credit Agreement. On January 18, 2006, the Company borrowed $35.0 million. On April 5, 2006, the Company borrowed an additional $3.5 million, which was subsequently repaid on May 12, 2006. As of December 31, 2006, the entire loan was fully repaid, and the Company had no outstanding balances under the Credit Agreement.

The Credit Agreement has a five-year maturity and includes additional terms under which the Company may request an increase of up to $75.0 million in commitments from the Lenders, as business needs dictate. The Credit Agreement also contains various covenants that specify minimum or maximum financial ratios. The Company was in compliance with all such covenants at December 31, 2006.

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2006, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding.

Treasury Stock

In April 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock, subject to certain limitations and conditions. In June 2002, the Board of Directors authorized the repurchase of an additional 2,000,000 shares. In 2002, the Company repurchased 1,029,741 shares at a cost of $12.1 million. In 2003, the Company repurchased 726,543 shares at a cost of $11.0 million. The shares will be used to offset the potentially dilutive effect of employee incentive programs and may be used for other purposes that the Company deems appropriate. In 2006, the Company issued 12,633 shares at a value of approximately $0.5 million in order to fulfill the Company’s obligations to match employees’ 401(k) contributions with shares of Company stock. ArthroCare accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Stock Option Plans

In December 1995, the Company adopted the Director Option Plan (“Director Plan”) and reserved 200,000 shares of common stock for issuance to directors under this plan. The Director Plan allows for an initial grant and automatic annual grants of options to outside directors of the Company. In May 2004, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares available for issuance by 150,000 shares. The Director Plan, and the 690,000 related shares available for grant under the plan, expired in December 2005.

In August 1999, the Company adopted the Nonstatutory Option Plan (“1999 Plan”). In June 2001, it authorized an amendment to the plan, effective April 26, 2001, increasing the aggregate number of shares authorized under the 1999 Plan to 3,550,000. As of December 31, 2006, 172,817 shares remain available for future grant under the 1999 Plan.

In May 2003, the Company adopted the 2003 Incentive Stock Plan (“2003 Plan”) under which the Board of Directors is authorized to grant incentive and nonstatutory stock option awards and restricted stock awards to employees and consultants. In May 2004, the Company’s stockholders approved an amendment to the 2003 Plan to increase the number of shares available for issuance by 750,000 shares, to a total of 1,250,000 shares. In May 2006, the Company’s stockholders approved an amendment to the 2003 plan to increase the number of shares available for issuance by 1,250,000, to a total of 2,500,000. Options granted under the 2003 Plan generally become exercisable over a 48-month period and restricted stock awards generally become exercisable over a 60-month period. As of December 31, 2006, 1,284,652 shares remain available for future grant under the 2003 Plan.

The 1999 Plan and the 2003 Plan authorize the Company to issue Stock Appreciation Rights (“SARs”) to directors, employees and consultants of the Company. SARs granted under the plans have an expiration term of seven years and generally become exercisable over a 48 month period.

All options and awards granted under each of the Company’s plans have a legal life of seven years, effective February 2005. Prior to that, options granted had a legal life of 10 years from the grant date.

Employee Stock Purchase Plan.    In December 1995, ArthroCare approved the ESPP and reserved 300,000 shares of common stock for issuance thereunder. In May 2004, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for issuance by 150,000 shares, to a total of 450,000 shares. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10 percent of base compensation to the semi-annual purchase of shares of ArthroCare common stock. In February 2006, the Company amended the ESPP to increase the purchase price from 85 percent to 95 percent of the fair market value at certain plan-defined dates. As of December 31, 2006, approximately 80,217 shares remained available for future grant under the ESPP. During the year ended December 31, 2006, approximately 3,603 shares were issued under the Company’s ESPP. During the year ended December 31, 2005, 47,955 shares were issued under the Company’s ESPP.

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

Plan Activity

Stock option and stock appreciation rights activity for all plans for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands, except per share data):

	Awards Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of December 31, 2003	5,896	$15.90
Awards granted	868	25.38
Awards exercised	(1,009)	14.09
Awards canceled/forfeited	(394)	20.91

Balance as of December 31, 2004	5,361	17.40
Awards granted	609	31.55
Awards exercised	(1,020)	16.12
Awards canceled/forfeited	(131)	18.30

Balance as of December 31, 2005	4,819	19.50
Awards granted	459	45.23
Awards exercised	(1,878)	14.93
Awards canceled/forfeited	(224)	31.43

Balance as of December 31, 2006	3,176	24.94

Net cash proceeds from the exercise of stock option awards were $28.1 million, $16.5 million, and $14.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

For the year ended December 31, 2006, there was $15.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock plans related to stock option awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2006, 3,104,692 awards are vested or expected to vest with a weighted average exercise price of $24.64. At December 31, 2006, the aggregate intrinsic value associated with these options is $49.5 million. The intrinsic values associated with option awards vested and exercised during the period was $13.1 million for the year ended December 31, 2006. The weighted average fair value of option awards granted during 2006 was $15.39.

Awards outstanding and currently exercisable by exercise price for all plans at December 31, 2006 were as follows:

	Outstanding Awards			Exercisable Awards
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31, 2006	Weighted Average Exercise Price
$ 3.12 - $10.00	240,213	3.0	$8.09	238,883	$8.08
10.01 - 13.05	248,831	5.7	11.98	247,635	11.98
13.06 - 14.10	292,286	6.0	13.64	254,749	13.65
14.11 - 21.05	352,328	4.8	17.48	297,672	17.07
21.06 - 23.00	341,366	4.5	22.61	315,159	22.63
23.01 - 27.11	357,509	7.1	24.94	243,510	24.88
27.12 - 28.42	319,031	4.8	27.74	278,907	27.65
28.43 - 31.50	422,690	6.5	30.78	202,134	30.86
31.51 - 46.84	601,507	6.1	42.61	189,318	40.29
46.85 - 48.56	500	3.2	48.56	500	48.56

	3,176,261			2,268,467

During the year ended December 31, 2006, the Company issued 127,429 restricted common stock shares, respectively, to certain employees under its 2003 Incentive Stock Plan. These awards vest over a period of five years. Restricted stock awards and units activity for the years ended December 31, 2006, 2005 and 2004, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2003	125,800	$8.94
Awards granted	91,250	25.11
Awards vested	(2,820)	24.69
Awards canceled/forfeited	(22,800)	11.45

Unvested at December 31, 2004	191,430	16.12
Awards granted	106,731	31.68
Awards vested	(22,699)	23.76
Awards canceled/forfeited	(6,000)	12.61

Unvested at December 31, 2005	269,462	20.84
Awards granted	127,429	45.34
Awards vested	(65,400)	24.78
Awards canceled/forfeited	(42,767)	21.92

Unvested at December 31, 2006	288,724	19.21

For the years ended December 31, 2006, 2005 and 2004, there was total unrecognized compensation expense of $6.4 million, $10.4 million and $6.1 million, respectively, net of estimated forfeitures, related to unvested restricted stock awards and units. At December 31, 2006, 2005 and 2004, unrecognized compensation expense was expected to be recognized over a weighted-average period of 1.7 years, 1.9 years and 2.4 years, respectively. The aggregate intrinsic value associated with the restricted stock awards was $10.8 million, $11.2 million and $6.1 million in 2006, 2005 and 2004 respectively.

The 127,429 restricted stock awards granted in the year ended December 31, 2006 were valued at $5.4 million when reduced by estimated forfeitures. The 106,731 restricted stock awards granted in the year ended

December 31, 2005 were valued at $3.2 million when reduced by estimated forfeitures. The 91,250 restricted stock awards granted in the year ended December 31, 2004 were valued at $2.1 million when reduced by estimated forfeitures. The intrinsic values associated with awards that vested during the years ended December 31, 2006, 2005 and 2004 were $2.8 million, $0.7 million and $0.1 million, respectively.

Valuation and Expense Information under FAS 123R

In the year ended December 31, 2006, the Company recognized total stock-based compensation expense of approximately $9.8 million in our consolidated financial statements, which included approximately $8.0 million for employee stock options and stock appreciation rights and approximately $1.8 million for restricted stock awards and units. Prior to its adoption of FAS 123R, the Company did not recognize expense related to employee stock options having exercise prices equal to the fair value of the stock.

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards and units that the Company recorded in accordance with the provisions of FAS 123R for the year ended December 31, 2006 (in thousands):

	Year ended December 31, 2006
	Employee Stock Options and Stock Appreciation Rights	Restricted Stock Awards and Units
Cost of product sales	$618	$150
Research and development	1,308	320
Sales and marketing	2,720	412
General and administrative	3,315	942

Stock-based compensation expense before incomes taxes	7,961	1,824
Income tax benefit	2,581	677

Total stock-based compensation expense after income taxes	$5,380	$1,147

At December 31, 2006, approximately $228,000 of stock-based compensation cost related to employee stock options was capitalized into inventory based on units produced and will be amortized to cost of product sales based on units sold. The Company did not capitalize stock-based compensation cost under previous FAS 123 pro forma disclosures.

The income tax benefit realized from stock option exercises was $13.8 million for the year ended December 31, 2006. In accordance with FAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Stock options issued to non-employees are accounted for using the fair value method of accounting. To date, all such awards have been classified within stockholders’ equity. Non-employee stock-based compensation expense is recognized over the four-year vesting period of the options granted. Non-employee stock-based compensation expense was approximately $41,000, $90,000 and $175,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Stock-based compensation is included in cost of product sales, sales and marketing, general and administrative, and research and development expense in the consolidated statements of operations.

The weighted-average fair value of options granted to employees during the year ended December 31, 2006 was $15.39. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2006:

2006
Expected term (in years) (1)	3.8
Expected volatility (2)	36%
Risk-free interest rate (3)	4.7%
Expected dividends	—

(1)	The expected term assumption for options was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.
(2)	The expected volatility was determined using a blend of implied volatility and historical volatility over the expected term, which the Company considers a better indictor of expected volatility than using only historical volatility.
(3)	The risk-free interest rate is based upon observed interest rates appropriate for the term of the Company’s awards.

Stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest. Consequently, it has been reduced for estimated forfeitures at a rate of 6.6 percent. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures have been estimated based on the Company’s historical experience. Prior to fiscal 2006, the expected term and expected volatility of stock options were primarily based upon historical data. Forfeitures of employee stock options were accounted for on an as-incurred basis.

The weighted average fair value of purchase rights granted under the ESPP during the years ended December 31, 2006, 2005 and 2004 were $6.79, $8.93 and $6.59, respectively. The following assumptions were used in determining the fair value associated with shares granted under the ESPP as estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions, or range of assumptions:

	2006	2005	2004
Risk-free interest rate	5.2%	2.4% - 3.1%	1.2% - 2.4%
Expected life	0.5 years	0.5 years	0.5 years
Expected dividends	—	—	—
Expected volatility	35%	46%	45%

The following table illustrates net income and net income per share as if the Company had adopted the fair value recognition provision of FAS 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004
Net income (loss)—as reported	$23,530	$(26,189)
Add: Stock-based employee compensation expense recognized in net income (loss), net of tax effects	751	202
Less: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(8,462)	(12,089)

Pro forma net income (loss)	$15,819	$(38,076)

Net income (loss) per share:
Basic—as reported	$0.97	$(1.21)
Basic—pro forma	$0.65	$(1.76)
Diluted—as reported	$0.89	$(1.21)
Diluted—pro forma	$0.60	$(1.76)

The weighted-average fair value of options granted to employees during the years ended December 31, 2005 and 2004 were $17.59, and $15.26 per share, respectively. In determining the pro forma net income (loss) prior for the years ended December 31, 2005 and 2004, the fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions, or range of assumptions:

	2005	2004
Risk-free interest rate	3.6% - 4.1%	2.7% - 4.0%
Expected life	5 years	5 years
Expected dividends	—	—
Expected volatility	63%	70%

NOTE 12—ACQUISITIONS

Applied Therapeutics, Inc.

On August 16, 2005, the Company entered into an asset purchase agreement pursuant to which the Company acquired substantially all of the assets and assumed certain liabilities of Applied Therapeutics, Inc., a Florida corporation, Applied Therapeutics, Ltd., a corporation registered in England & Wales, Applied Therapeutics GmbH, a corporation organized under the laws of Germany and BHK Holding, a corporation organized under the laws of the Cayman Islands (collectively, “Applied Therapeutics” or “ATI”). The Applied Therapeutics’ products have increased the Company’s product portfolio in the ear, nose, and throat (“ENT”) medical products market, thus providing increased potential for cross-selling its existing product lines and acquired products.

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

The Company made an initial payment of $10.0 million in cash to Applied Therapeutics as consideration for the asset purchase. Under certain circumstances outlined in the asset purchase agreement, the Company may be obligated to make an additional contingent payment in cash to the former stockholders of Applied Therapeutics in the first quarter of 2007 (the “contingent consideration”) based on the net revenue earned by the Company from the acquired business from February 1, 2006 to January 31, 2007 (the “Earnout Period”). The contingent consideration, if any, to be paid by the Company to the former stockholders of Applied Therapeutics will be equal to a multiple of net revenue derived from the sale of ATI products during the Earnout Period minus the initial payment of $10.0 million, but in no event will the contingent consideration exceed $15.0 million. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued. At December 31, 2006, $13.3 million had been accrued for this contingency.

In accordance with the provisions of FAS 141, Business Combinations, ATI’s finished goods inventory was valued at estimated selling prices less the costs of disposal and a reasonable profit allowance for the related selling effort; work-in-process inventory was valued at estimated selling prices of the finished goods less costs to complete, costs of disposal, and a reasonable profit allowance for the completing and selling efforts; and raw materials were valued at current replacement costs.

The Company is responsible for the valuation of IPR&D projects acquired from ATI. The values assigned to IPR&D were based on discounted cash flow analyses using income expectations for the resulting products and assumptions which management considers reasonable based on the characteristics and risks of these projects. All values were determined by identifying research projects in areas for which technological feasibility had not been established. The values were determined by estimating the revenue and expenses associated with a project’s sales cycle and the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return of 40 percent. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

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

In connection with the Company’s acquisition of ATI, it expensed $2.4 million of the purchase price for IPR&D projects related to technology for arresting bleeding. At December 31, 2005, the research and development of this product was completed. Commercial launch of the product commenced in the first quarter of 2006.

The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets (primarily inventory, fixed assets and accounts receivable)	$1,260
Intangible assets	9,200
Goodwill	13,029

Total purchase price, net of cash acquired	$23,489

Medical Device Alliance Inc.

On January 28, 2004, the Company completed its acquisition of Medical Device Alliance Inc. (“MDA”) and its subsidiary, Parallax Medical, Inc. (“Parallax”) for a total of $28.7 million, including consideration and acquisition-related expenses, net of cash acquired, of which $1.7 million remained unpaid as of December 31, 2006. If the contingency is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration issued. Parallax owned a technology for the treatment of vertebral compression fractures and the Company markets the products based on this technology as a complement to its Coblation spine solutions.

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

The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets (primarily inventory, fixed assets and accounts receivable)	$2,339
Intangible assets	9,160
Deferred tax assets	4,892
Goodwill	18,463
Liabilities assumed	(2,053)
Deferred tax liabilities	(4,065)

Total purchase price, net of cash acquired	$28,736

Opus Medical, Inc.

On November 12, 2004, the Company completed its acquisition of Opus Medical, Inc., (“Opus”), for total initial consideration of $91.7 million, including consideration and estimates of acquisition-related expenses, net of cash acquired. The consideration included $60.0 million in the Company’s common stock. During 2006, the Company disbursed an additional $63.2 million in cash and stock to the former Opus Medical shareholders in satisfaction of requirements outlined in the merger agreement and upon resolution of certain contingency factors. At December 31, 2006, the Company had no outstanding purchase contingencies related to the Opus acquisition.

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

In connection with its acquisition of Opus during the fourth quarter of 2004, the Company expensed $36.4 million of the purchase price for IPR&D projects. These costs were for significant projects related to automated suturing technology applicable to sports medicine surgical procedures. These projects related to technology that had not yet reached technological feasibility and had no future alternative use. Prior to the acquisition, the Company did not have comparable products under development. Of the projected $1.6 million in costs required to bring these products to commercialization in the United States, approximately 75 percent was incurred in 2005 and the remainder was incurred in the first half of 2006, bringing all IPR&D to market. At December 31, 2005, the research and development of this product was completed. Commercial launch of the product commenced in the first quarter of 2006.

The Company is responsible for the valuation of IPR&D charges. The values assigned to IPR&D are based on valuations that have been prepared using methodologies and valuation techniques consistent with those used by independent appraisers. All values were determined by identifying research projects in areas for which technological feasibility had not been established. Additionally, the values were determined by estimating the revenue and expenses associated with a project’s sales cycle and the amount of after-tax cash flows attributable to these projects. The future cash flows were discounted to present value utilizing an appropriate risk-adjusted rate of return of 20 to 22 percent. The rate of return included a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Tangible assets (primarily inventory, fixed assets and accounts receivable)	$7,770
Intangible assets	64,300
Deferred tax assets	4,546
Goodwill	92,646
Liabilities assumed	(3,198)
Deferred tax liabilities	(11,160)

Total purchase price, net of cash acquired	$154,904

NOTE 13—RELATED PARTIES

In June 1997, the Company loaned an officer $500,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the Company terminates the officer or if it is acquired, the loan is due and payable within 12 months thereafter. In January 2007, the officer repaid the loan in its entirety.

In April 1999, the Company loaned an officer $225,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the Company terminates the officer or if it is acquired, the loan is due and payable within 12 months thereafter. In May, 2006, the officer repaid the loan in its entirety.

In May 1999, the Company loaned an officer $350,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bears no interest, is collateralized by a mortgage on the officer’s residence and is due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the Company terminates the officer or if it is acquired, the loan is due and payable within 12 months thereafter. In June 2006, the officer repaid the loan in its entirety.

NOTE 14—INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$11,241	$1,852	$2,321
State	2,353	766	330
Foreign	971	3,379	468

Total current	14,565	5,997	3,119

Deferred
Federal	(5,686)	4,571	1,733
State	(1,578)	(1,402)	80
Foreign	1,685	(1,973)	(1,672)

Total deferred	(5,579)	1,196	141

Total income tax provision	$8,986	$7,193	$3,260

The income tax provision (benefit) differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Statutory rate tax provision (benefit)	$14,231	$10,754	$(8,025)
State income taxes	1,040	870	(1,146)
Differences in foreign tax rates	(5,934)	(4,088)	(412)
Nondeductible expenses	214	172	142
Research and development credits	(1,269)	(1,304)	(1,685)
Stock compensation	456	—	—
Charges for acquired IPR&D projects	—	840	14,560
Other	248	(51)	(174)

Total income tax provision	$8,986	$7,193	$3,260

Of the Company’s 2006 pre-tax earnings of $40.7 million, $21.4 million was related to foreign tax jurisdictions. For 2005, these amounts were $30.7 million and $12.8 million, respectively. For 2004, these amounts were $(22.9) million and $5.6 million, respectively.

The Company’s 2006 tax expense was significantly reduced due to a tax holiday for its Costa Rica manufacturing operations. Under its holiday, the Company will not be subject to Costa Rican income tax until 2010. At that time, the Company will be subject to normal Costa Rican corporate taxes, which are currently imposed at a rate of 30 percent.

Had the Company not benefited from this tax holiday, its 2006 tax liability would have been increased by $5.5 million and diluted earnings per share would have been decreased by $0.20. For 2005, the income related to Costa Rica would have increased the Company’s tax liability by $2.6 million and decreased earnings per share by $0.11. For 2004, the loss related to Costa Rica would have decreased the 2004 tax liability by $0.4 million and net loss per share would have decreased by $0.02.

The Company’s cash tax payments during 2006 were limited to $1.3 million due primarily to stock option benefits and prior year overpayments that have been applied to estimated taxes.

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $29.0 million, $27.0 million of which will be subject to an annual utilization limitation of approximately $5.9 million under Section 382 of the Internal Revenue Code. These loss carryforwards will expire during the period 2011 through 2023 if not utilized.

At December 31, 2006, the Company had federal and state research and development credit carryforwards of approximately $6.7 million and $7.1 million, respectively. These federal credits will expire during the period 2009 through 2026; the state credits are not subject to expiration.

Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits that could be utilized to offset future tax liabilities.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$10,151	$11,168
R&D and MIC credits	8,723	7,736
Allowances and reserves	2,051	729
Deferred intercompany transactions	472	2,797
Alternative minimum tax credits	362	171
Stock compensation	3,130	885
Cost recovery	(307)	(1,683)
Non-goodwill intangible assets	(11,343)	(12,796)
R&D cost share and other	(1,435)	(1,944)

Net deferred tax assets	$11,804	$7,063

Income tax benefits resulting from the exercise of employee stock options of $13.8 million, $9.6 million and $4.6 million were credited to additional paid-in capital for 2006, 2005 and 2004, respectively.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were approximately $30.0 million as of December 31, 2006. These earnings could become subject to additional tax if remitted (or deemed remitted) as a dividend to the United States parent company; the resulting tax liability would be approximately $9.9 million.

NOTE 15—EMPLOYEE BENEFIT PLAN

ArthroCare maintains a Retirement Savings and Investment Plan (“401(k) Plan”), which covers all United States based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. The Company matched approximately $514,000, $109,000 and $104,000 of employee contributions to the 401(k) Plan in 2006, 2005 and 2004, respectively.

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

Product sales by business unit for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2006		2005		2004
Sports Medicine	$166,665	66%	$139,868	68%	$97,574	66%
ENT	59,886	24%	43,546	21%	28,357	19%
ArthroCare Spine	26,635	10%	23,110	11%	21,614	15%
Coblation Technology	190	0%	9	0%	285	0%

Total Product Sales	$253,376	100%	$206,533	100%	$147,830	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	2006		2005		2004
Year ended December 31:
Product sales:
Americas	$202,333	80%	$164,072	79%	$111,791	76%
United Kingdom	12,478	5%	11,863	6%	13,718	9%
Germany	11,405	4%	9,007	4%	7,398	5%
Rest of World	27,160	11%	21,591	11%	14,923	10%

Total product sales	$253,376	100%	$206,533	100%	$147,830	100%

December 31:
Long-lived assets:
Americas	$26,851	71%	$23,305	68%	$22,302	72%
Costa Rica	7,685	20%	5,347	16%	3,976	13%
Rest of World	3,280	9%	5,422	16%	4,534	15%

Total long-lived assets	$37,816	100%	$34,074	100%	$30,812	100%

NOTE 17—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the years ended December 31, 2006 and 2005. In the Company’s opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented.

(in thousands, except per share data)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$62,481	$66,005	$64,695	$69,820
Gross profit	44,776	46,249	44,762	50,376
Net income	7,133	7,699	8,676	8,167
Basic net income per share	0.28	0.29	0.33	0.31
Diluted net income per share	0.26	0.28	0.31	0.29

2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$49,683	$51,732	$53,624	$59,295
Gross profit	34,206	36,436	37,222	42,264
Net income	3,161	4,819	7,194	8,356
Basic net income per share	0.13	0.20	0.29	0.34
Diluted net income per share	0.12	0.19	0.27	0.31

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

Information below is in thousands:

	Year ended December 31,
	2006	2005	2004
Cash paid for interest	$1,926	$1,027	$504
Cash paid for income taxes	1,254	114	1,214
Non-cash investing and financing activities:
Stock issued for acquisition of a business	8,054	—	60,000

Schedule II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additional Charged to Costs and Expenses	Deduction	Balance at End of Period
Year Ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$1,365	$1,887	$(551)	$2,701
Inventory reserves	1,455	4,191	(1,508)	$4,138

Year Ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$400	$1,111	$(146)	$1,365
Inventory reserves	1,000	856	(401)	1,455

Year Ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$289	$586	$(475)	$400
Inventory reserves	754	246	—	1,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION a Delaware Corporation

By:	/s/ MICHAEL A. BAKER
Michael A. Baker
President and Chief Executive Officer

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below:

Signature	Title	Date

/s/ MICHAEL A. BAKER Michael A. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007

/s/ MICHAEL GLUK Michael Gluk	Senior Vice President Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	February 27, 2007

/s/ DAVID F. FITZGERALD David F. Fitzgerald	Director	February 27, 2007

/s/ JAMES FOSTER James Foster	Director	February 27, 2007

/s/ PETER L. WILSON Peter L. Wilson	Director	February 27, 2007

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	February 27, 2007

/s/ TORD B. LENDAU Tord B. Lendau	Director	February 27, 2007

/s/ BARBARA D. BOYAN Barbara D. Boyan	Director	February 27, 2007

/s/ TERRENCE E. GEREMSKI Terrence E. Geremski	Director	February 27, 2007

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name
10.60††	Settlement and License Agreement between the Registrant, ArthroCare Corporation Cayman Islands and MarcTec, LLC effective January 3, 2007.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment has been requested as to portions of this exhibit.
*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.