Form 10-Q
period 2007-03-31
ARTHROCARE CORP
filed 2007-05-01
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-27422

ArthroCare Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3180312
(State of incorporation)	(I.R.S. Employer Identification No.)

7500 Rialto Blvd., Building Two, Suite 100, Austin, Texas 78735
(Address of principal executive offices)

(512) 391-3900
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

The number of shares outstanding of the registrant's common stock as of April 20, 2007 was 27,506,025.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report
For the quarter ended March 31, 2007

PART II:	Other Information
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2	Unregistered Sales of Securities and Use of Proceeds	24
Item 3	Defaults Upon Senior Securities	24
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

	Signatures	25
	Certifications

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. Our forward-looking statements generally relate to our growth strategies, financial results, product development, regulatory approvals, competitive strengths, the scope of our intellectual property rights, and sales efforts.  One must carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions, including, among others, those discussed in the sections entitled “Government Regulation”, “Patents and Proprietary Rights” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  Consequently, no forward-looking statement can be guaranteed and actual results may vary materially.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ARTHROCARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$28,495	$15,531
Short-term investments	13,183	15,225
Accounts receivable, net of allowances of $3,028 at 2007 and $2,701 at 2006	61,940	61,935
Inventories, net	50,019	51,542
Deferred tax assets	14,456	13,795
Prepaid expenses and other current assets	3,377	5,389
Total current assets	171,470	163,417

Property and equipment, net	36,815	36,071
Related party receivables	-	500
Intangible assets	35,846	35,982
Goodwill	139,684	137,831
Other assets	2,502	1,245
Total assets	$386,317	$375,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,959	$12,993
Accrued liabilities	26,280	26,347
Accrued compensation	7,044	7,906
Income taxes payable	3,327	2,427
Total current liabilities	48,610	49,673

Deferred tax liabilities	538	1,991
Other non-current liabilities	5,928	879
Total liabilities	55,076	52,543

Stockholders' equity:
Preferred stock, par value $ 0.001: Authorized, 5,000 shares;
Issued and outstanding: none	-	-
Common stock, par value $ 0.001: Authorized, 75,000 shares:
Issued and outstanding, 27,474 shares at 2007 and 27,394 shares at 2006	27	27
Treasury stock: 2,692 shares at 2007 and 2006	(41,644)	(41,644)
Additional paid-in capital	328,672	324,823
Accumulated other comprehensive income	1,828	1,992
Retained earnings	42,358	37,305
Total stockholders’ equity	331,241	322,503
Total liabilities and stockholders’ equity	$386,317	$375,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues
Product sales	$71,001	$60,257
Royalties, fees and other	2,742	2,224

Total revenues	73,743	62,481

Cost of product sales	20,756	17,705

Gross profit	52,987	44,776

Operating expenses
Research and development	6,464	6,202
Sales and marketing	29,494	21,905
General and administrative	6,180	5,061
Amortization of intangible assets	1,911	1,822

Total operating expenses	44,049	34,990

Income from operations	8,938	9,786

Interest and other income (expense), net	330	(311)

Income before income tax provision	9,268	9,475
Income tax provision	2,132	2,342

Net income	$7,136	$7,133

Basic net income per share	$0.26	$0.28

Shares used in computing basic net income per share	27,164	25,455

Diluted net income per share	$0.25	$0.26

Shares used in computing diluted net income per share	28,177	27,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$7,136	$7,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,453	4,757
Provision for doubtful accounts and product returns	1,510	345
Provision for inventory reserves	915	-
Excess tax benefits from stock-based compensation	(176)	(2,222)
Stock-based compensation expense	2,466	2,544
Other	436	(23)

Changes in operating assets and liabilities, net of assets and liabilities acquired in business combination:
Accounts receivable	(1,388)	(2,728)
Inventories	688	(4,526)
Prepaid expenses and other current assets	2,025	(67)
Other assets	(688)	76
Accounts payable	(1,100)	198
Accrued and other liabilities	(2,794)	(3,436)
Income taxes payable	1,209	1,246

Net cash provided by operating activities	15,692	3,297

Cash flows from investing activities:
Purchases of property and equipment	(4,283)	(3,704)
Payment for purchase of Opus, net of cash acquired	-	(52,404)
Sales or maturities of available for sale securities	2,125	-
Purchases of intangible assets	(1,795)	(784)

Net cash used in investing activities	(3,953)	(56,892)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	143	-
Proceeds from loan from bank	-	35,000
Excess tax benefits from stock-based compensation	176	2,222
Proceeds from exercise of options to purchase common stock	894	9,339

Net cash provided by financing activities	1,213	46,561

Effect of exchange rate changes on cash and cash equivalents	12	(3)

Net increase (decrease) in cash and cash equivalents	12,964	(7,037)
Cash and cash equivalents, beginning of period	15,531	20,717

Cash and cash equivalents, end of period	$28,495	$13,680

Supplemental disclosure of non-cash investing activities:
Issuance of common stock to former shareholders of Opus Medical	-	$5,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of ArthroCare Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission (“SEC”) in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 was derived from the Company’s audited consolidated financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes product revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Generally, the criteria are met upon shipment of the Company’s products. In certain cases, at the customer’s request, the Company will enter into bill and hold transactions whereby title and risk of loss transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized only after ArthroCare has met all conditions for bill and hold transactions set forth in SAB 104, specifically that ArthroCare has no further performance obligations, that the product is complete and ready for shipment, and that a fixed schedule for delivery of the product is set. Revenue is reported net of a provision for estimated product returns.

The Company recognizes license fees and other revenue over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Royalties are recognized as earned, generally based on the licensees’ product shipments. These items are classified as royalties, fees and other revenues in the accompanying condensed consolidated statements of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales in the accompanying condensed consolidated statements of operations.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company maintains an allowance for doubtful accounts receivable based on our assessment of the collectibility of customer accounts. The Company regularly reviews the allowance, considering such factors as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balances, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay.

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

NOTE 3 - Comprehensive Income

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) unrealized gains and losses on investments designated as available-for-sale, including reclassification adjustments, and (iii) foreign currency translation adjustments.

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2007	2006

Net income	$7,136	$7,133

Net unrealized (loss) gain on available-for-sale securities, net of tax	(2)	13
Foreign currency translation adjustment	(162)	6

Comprehensive income	$6,972	$7,152

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

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006

Net Income	$7,136	$7,133

Basic:
Weighted-average shares outstanding	27,164	25,455

Basic net income per share	$0.26	$0.28

Diluted:
Weighted-average shares outstanding used in basic calculation	27,164	25,455
Dilutive effect of options	919	1,538
Dilutive effect of unvested restricted stock	94	114

Weighted-average common stock and common stock equivalents	28,177	27,107

Diluted net income per share	$0.25	$0.26

Options excluded from calculation as their effect would be anti-dilutive	937	258

Price range of excluded options	$36.93 - $48.56	$44.69 -$48.56

NOTE 5 - Inventories

The Company’s inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Raw materials	$12,475	$12,126
Work-in-process	4,974	4,949
Finished goods	37,075	38,605
	54,524	55,680
Inventory reserves	(4,505)	(4,138)

Inventories, net	$50,019	$51,542

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - Property and Equipment

The following summarizes the Company’s property and equipment (in thousands, except lives):

	March 31,	December 31,	Estimated
	2007	2006	Useful Life
Controller placement	$56,279	$54,909	3-4 years
Computer equipment and software	17,196	16,795	3-5 years
Machinery and equipment	9,509	8,763	5 years
Furniture, fixtures and leasehold improvements	6,937	6,478	5 years (a)
Construction in process	3,792	3,161	-
Building and improvements	5,512	5,287	30 years
Tooling and molds	4,382	4,153	5 years
Land	745	745	-
	$104,352	$100,291
Accumulated depreciation	(67,537)	(64,220)
Property and equipment, net	$36,815	$36,071

(a)	The estimated useful life for leasehold improvements is the shorter of five years or the term of the lease.

Depreciation expense related to the Company’s property and equipment was $3.5 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively.

NOTE 7 - Goodwill and Intangible Assets

Goodwill

During the quarter ended March 31, 2007, the Company’s goodwill balance increased by approximately $1.9 million. The increase was primarily driven by a $1.7 million accrual related to additional consideration for satisfied contractual contingencies in connection with the Company’s acquisition of certain assets of Applied Therapeutics, Inc. in 2005. As of March 31, 2007, there were no indications that the Company’s goodwill was impaired.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets with definite lives

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business, and are subject to amortization. Intangible assets consist of the following (in thousands):

	March 31,	December 31,	Estimated
	2007	2006	Useful Life
Intellectual property rights	$29,809	$29,420	8 years
Patents	11,700	11,700	8 years
Trade name/trademarks	4,800	4,800	7-8 years
Distribution/customer network	5,796	5,785	5 years
OEM contractual agreements	3,361	1,940	2-7 years
Licensing, employment and non-competition agreements	1,627	1,625	1-10 years
	57,093	55,270
Accumulated amortization	(21,247)	(19,288)
Net intangible assets	$35,846	$35,982

NOTE 8 - Accrued Liabilities

The following summarizes the Company’s accrued liabilities (in thousands):

	March 31, 2007	December 31, 2006

Accrued liabilities:
Accrued acquisition costs	$16,726	$14,992
Accrued dealer commissions	2,083	2,816
Accrued legal fees	368	3,225
Accrued professional fees and other	7,103	5,314
	$26,280	$26,347

NOTE 9 - Commitments and Contingencies

Operating Leases

The Company leases most of its facilities and certain equipment under operating leases. It recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.6 million for the quarter ended March 31, 2007 and $0.3 million for the quarter ended March 31, 2006. There were no significant changes to the Company’s future lease commitments during the quarter ended March 31, 2007.

Acquisition-related Contingent Payments

Under the terms of two of the Company's acquisition agreements, the Company may be obligated to make additional purchase price payments.

The Applied Therapeutics, Inc. (“ATI”) acquisition agreement details certain circumstances that require the Company to make an additional contingent payment in cash to the shareholders of ATI based on the net revenue earned by the Company from the acquired business from February 1, 2006 to January 31, 2007 (the “Earnout Period”). The contingent consideration to be paid by the Company to the shareholders of ATI is equal to a multiple of net revenue derived from the sale of ATI products during the Earnout Period, less the initial payment of $10.0 million, but will in no event will the contingent consideration exceed $15.0 million. As of March 31, 2007, $14.8 million was accrued for this additional payment, which is expected to be paid by the Company in the second quarter of 2007.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On January 28, 2004, the Company completed its acquisition of Medical Device Alliance Inc. (“MDA”) and its subsidiary, Parallax Medical, Inc. (“Parallax”) for a total of $28.7 million, including consideration and acquisition-related expenses, net of cash acquired, of which a $1.7 million holdback remained unpaid as of March 31, 2007. If the contingency related to the holdback is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration paid.

Litigation

On January 4, 2007, Marvin Duane Lee filed a lawsuit derivatively on behalf of ArthroCare Corporation against certain of the Company’s directors, officers and employees in the United States District Court, Western District of Texas, Austin Division, alleging a violation of federal securities laws and various state law claims related to alleged stock option backdating. Steven Nelson filed a similar lawsuit against the same defendants in the same court on February 16, 2007. These lawsuits sought monetary damages, an accounting and various corporate governance changes. The Company filed motions to dismiss both lawsuits. On March 30, 2007, both of these lawsuits were voluntarily dismissed by the plaintiffs without prejudice and without settlement or any payment by the Company or the individual defendants.

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

NOTE 10 - Employee Stock Benefit Plans

Stock Option Plans

As of March 31, 2007, 90,909 shares remained available for future grant under the 1999 Nonstatutory Option Plan (“1999 Plan”), 773,011 shares remained available for future grant under the 2003 Incentive Stock Plan (“2003 Plan”), and 76,147 shares remained available for future grant under the Employee Stock Purchase Plan (“ESPP”). During the quarter ended March 31, 2007, 4,070 shares were issued under the Company’s ESPP.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock option activity for the 1999 Plan and the 2003 Plan for the quarter ended March 31, 2007, is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	3,176,261	$24.94
Options granted	560,110	37.02
Options exercised	(50,031)	16.31
Options canceled/forfeited	(23,224)	8.93
Outstanding at March 31, 2007	3,663,116	27.01

Options exercisable as of March 31, 2007	2,342,317	22.05

Net cash proceeds from the exercise of stock options were $0.9 million and $9.3 million for the quarters ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $19.4 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock plans related to stock options. The weighted average fair value of options granted during the quarter ended March 31, 2007 was $11.90.

Option awards outstanding and currently exercisable by exercise price for the 1999 Plan and the 2003 Plan at March 31, 2007 were as follows:

	Outstanding Awards			Exercisable Awards
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.69 - $10.00	203,422	2.77	$8.40	203,422	$8.40
10.01 - 13.05	244,096	5.41	11.99	244,096	11.99
13.06 - 14.10	290,452	5.75	13.64	267,575	13.65
14.11 - 21.24	341,495	4.52	17.50	294,817	17.04
21.25 - 23.00	338,950	4.28	22.61	319,105	22.63
23.01 - 27.11	352,309	6.87	24.94	269,864	24.95
27.12 - 28.42	316,997	4.53	27.74	281,869	27.66
28.43 - 31.50	414,498	6.29	30.80	222,399	30.85
31.51 - 46.84	1,160,397	6.32	39.92	238,670	40.61
46.85 - 48.56	500	2.96	48.56	500	48.56

	3,663,116	5.56	27.01	2,342,317	22.05

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted stock awards and units activity for the quarter ended March 31, 2007 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2006	288,724	$19.21
Awards granted	40,419	36.61
Awards vested	(23,955)	31.57
Awards canceled/forfeited	(1,320)	28.97
Unvested at March 31, 2007	303,868	18.15

As of March 31, 2007, there was total unrecognized compensation expense of $7.1 million, net of estimated forfeitures, related to unvested restricted stock awards and units. At March 31, 2007, unrecognized compensation expense was expected to be recognized over a weighted-average period of 1.8 years. At March 31, 2007 and 2006, the aggregate intrinsic value associated with these awards was $10.1 million and $14.2 million, respectively. The 40,419 restricted stock awards and units granted in the quarter ended March 31, 2007 were valued at $1.4 million when reduced by estimated forfeitures and the 62,450 restricted stock awards and units granted in the quarter ended March 31, 2006 were valued at $2.7 million when reduced by estimated forfeitures. The intrinsic values associated with awards that vested during the quarters ended March 31, 2007 and 2006 were $0.9 million in each period.

Valuation and Expense Information

In both quarters ended March 31, 2007 and 2006, the Company recognized total stock-based compensation expense of $2.5 million in our condensed consolidated financial statements, which included $1.8 million for employee stock options and $0.7 million for restricted stock awards and units in 2007 and $2.0 million for employee stock options and $0.5 million for restricted stock awards and units in 2006.

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards and units that the Company recorded for the quarters ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007		2006
	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units
Cost of product sales	$146	$54	$-	$37
Research and development	285	103	391	84
Sales and marketing	534	192	787	120
General and administrative	810	342	873	218
Stock-based compensation expense before income taxes	1,775	691	2,051	459
Income tax benefit	(601)	(232)	(762)	(184)
Total stock-based compensation expense after income taxes	$1,174	$459	$1,289	$275

As of March 31, 2007, approximately $265,000 of stock-based compensation expense was capitalized into inventory based on units produced and will be amortized to cost of product sales based on units sold.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The income tax benefit realized from stock-based compensation was $0.8 million for the quarter ended March 31, 2007 and $2.2 million for the quarter ended March 31, 2006. The Company presents excess tax benefits from stock-based compensation, if any, as financing cash flows rather than operating cash flows.

NOTE 11 - Segment Information

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

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2007		2006

Sports Medicine	$43,925	62%	$40,587	67%
ENT	17,126	24%	13,415	22%
ArthroCare Spine	9,962	14%	6,297	11%
Coblation Technology	(12)	0%	(42)	0%

Total Product Sales	$71,001	100%	$60,257	100%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2007		2006

Americas	$55,886	79%	$47,828	79%
United Kingdom	4,301	6%	3,223	5%
Germany	3,435	5%	2,656	5%
Rest of World	7,379	10%	6,550	11%

Total Product Sales	$71,001	100%	$60,257	100%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	March 31, 2007		December 31, 2006

Americas	$27,094	69%	$26,851	71%
Costa Rica	8,178	21%	7,685	20%
Rest of World	4,045	10%	3,280	9%

Total long-lived assets	$39,317	100%	$37,816	100%

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12 - Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized a $2.1 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The Company has unrecognized tax benefits of approximately $7.9 million as of January 1, 2007, of which $7.1 million, if recognized, would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. The Company recorded an increase of its unrecognized tax benefits of approximately $0.1 million as of March 31, 2007. The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2006 and by the Texas State Comptroller for the year 2006. As the Company has operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state.  The Company also files income tax returns for non-US jurisdictions; the most significant of which are the UK, Sweden, and Germany.  The years open to adjustment for the UK and Germany are 2003 through 2006.  The years open to adjustment for Sweden are 1999 through 2006.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning January 1, 2008. The Company is currently in the process of evaluating the impact, if any, that FAS 157 will have on its operating results and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 (“FAS 159”). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, of FAS 159 on its operating results and financial position.

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

Company Overview

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

We currently market minimally invasive surgical products across three core business units — ArthroCare Sports Medicine, ArthroCare Spine and ArthroCare Ear, Nose and Throat (ENT) — but also have developed, manufactured and marketed Coblation-based and complementary products for application in neurology, cosmetic surgery, urology and gynecology, with research continuing in additional areas. In each of our core business units we are focused on driving the application of enabling technologies, primarily for plasma-based soft tissue removal, and increasing the number of minimally invasive procedures being performed.

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

ArthroCare was incorporated in California in 1993 and reincorporated in Delaware in 1995. We maintain an Internet website at www.arthrocare.com. On our website we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

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

Overview of First Quarter Results

Relative to the first quarter of 2006, total revenue for the first quarter of 2007 increased 18 percent to $73.7 million. The increase was primarily driven by the combined performance of the ENT and Spine business units. International product sales represented approximately 21 percent of net product sales in the quarter, remaining consistent with the first quarter of 2006 when international product sales also represented approximately 21 percent of net product sales. No single customer accounted for more than 10 percent of our net product sales during the first quarter of 2007.

Total operating expenses were approximately $44.0 million for the first quarter of 2007, compared to $35.0 million in the first quarter of 2006. This $9.0 million increase was primarily a result of the following factors: approximately $6.0 million of the increase was due to increased sales commissions, compensation, training expenses and other sales and marketing costs associated with our increased sales volume and expanded sales force; $1.1 million was due to an increase in our accounts receivable reserves; $1.0 million represents increased advertising and promotional expenses; and $0.4 million is related to increased facilities costs related to our expanded distribution network.

Our headcount at March 31, 2007 was 943, an increase of 7.0 percent from 881 at December 31, 2006 and an increase of 4.4 percent from 903 at March 31, 2006.  Headcount increases are primarily attributable to increases in manufacturing personnel in Costa Rica and additions of personnel in research and development and sales and marketing.

Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006 (in thousands, unless otherwise noted).

	Three Months Ended March 31,
	2007		2006

Product sales	$71,001	96%	$60,257	96%
Royalties, fees, and other	2,742	4%	2,224	4%

Total revenues	73,743	100%	62,481	100%

Cost of product sales	20,756	28%	17,705	28%

Gross profit	52,987	72%	44,776	72%

Operating expenses
Research and development	6,464	9%	6,202	10%
Sales and marketing	29,494	40%	21,905	35%
General and administrative	6,180	8%	5,061	8%
Amortization of intangible assets	1,911	3%	1,822	3%

Total operating expenses	44,049	60%	34,990	56%

Income from operations	8,938	12%	9,786	16%
Interest and other income (expense), net	330	0%	(311)	-1%

Income before income tax provision	9,268	13%	9,475	15%
Income tax provision	2,132	3%	2,342	4%

Net income	$7,136	10%	$7,133	11%

 Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended March 31, 2007 were $71.0 million, compared to $60.3 million for the quarter ended March 31, 2006. Product sales by product market for the periods shown were as follows:

	Three Months Ended March 31,
	2007		2006

Sports Medicine	$43,925	62%	$40,587	67%
ENT	17,126	24%	13,415	22%
ArthroCare Spine	9,962	14%	6,297	11%
Coblation Technology	(12)	0%	(42)	0%

Total Product Sales	$71,001	100%	$60,257	100%

Product sales by geography for the periods shown were as follows:

	Three Months Ended March 31,
	2007		2006

Americas	$55,886	79%	$47,828	79%
United Kingdom	4,301	6%	3,223	5%
Germany	3,435	5%	2,656	5%
Rest of World	7,379	10%	6,550	11%

Total Product Sales	$71,001	100%	$60,257	100%

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

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $2.7 million for the quarter ended March 31, 2007, compared to $2.2 million for the quarter ended March 31, 2006. The increase is related to growth in the markets in which the Company receives royalties. The percentage of royalties, fees and other revenues as a percentage of income was 4 percent for both quarters ended March 31, 2007 and March 31, 2006.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Amortization of controllers was $1.9 million in the first quarter of 2007, compared to $1.6 million in the first quarter of 2006. Controller amortization represented 2.7 percent of product sales for the quarter ended March 31, 2007 and 2.6 percent of product sales for the quarter ended March 31, 2006. The percentage increase in controller amortization for the quarter ended March 31, 2007 compared to the same period in 2006 was driven by continued growth in controller placements to generate future disposable product revenue.

Cost of product sales was $20.8 million, or 28 percent of revenue for the quarter ended March 31, 2007, as compared to $17.7 million, or 28 percent of revenue for the quarter ended March 31, 2006. Gross product margin as a percentage of product sales remained consistent at 71 percent in both the first quarter of 2007 and the first quarter of 2006. We expect gross product margin to increase as a result of higher average selling prices and as we improve operating efficiencies.

Operating Expenses

Research and development expenses were $6.5 million, or 9 percent of total revenues, for the quarter ended March 31, 2007, compared to $6.2 million, or 10 percent of total revenues, for the quarter ended March 31, 2006. The increase is primarily attributable to $0.3 million in increased clinical testing and other outside services. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expenses were $29.5 million, or 40 percent of total revenues, for the quarter ended March 31, 2007, compared to $21.9 million, or 35 percent of total revenues, for the quarter ended March 31, 2006. The percentage increase for the first quarter of 2007 compared to the first quarter of 2006 related primarily to $3.3 million in increased sales commissions and other expenses associated with our increased sales volume, $2.2 million in additional compensation and training expenses associated with our increased direct sales force, $1.1 million in additional accounts receivable reserves, and $1.0 million related to trade shows, samples and demos, promotions, and other advertising expenses. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to commercialize and market future products.

General and administrative expenses were $6.2 million, or 8 percent of total revenues, for the quarter ended March 31, 2007, compared to $5.1 million, or 8 percent of total revenues, for the quarter ended March 31, 2006. The increase in absolute dollars for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 is due primarily to $0.6 million in additional compensation and related expenses due to increased staffing, a $0.4 million increase in facilities expenses related to our expanding distribution network and a decrease in legal service costs completely offset by a decrease in legal settlement payments. We expect general and administrative expenses to decrease as a percentage of total revenues due to continued leveraging of our existing infrastructure and operating procedures.

Amortization of intangible assets increased to $1.9 million, or 3 percent of total revenues, during the first quarter of 2007, compared to $1.8 million, or 3 percent of total revenues, in the first quarter of 2006. The increase in amortization for the quarter ended March 31, 2007 as compared to the same period in 2006 is attributable to additional license agreements. We expect that amortization of intangible assets will increase in future periods as we acquire additional assets.

Interest and other income (expense), net, increased to a net benefit of $0.3 million for the quarter ended March 31, 2007, compared to a net expense of $0.3 million for the quarter ended March 31, 2006. The increase in net benefit of $0.6 million for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was primarily a result of funding our operations through our operating cash flows without needing to borrow funds under our credit facility during the first quarter of 2007. We do not expect material fluctuations in interest and other income since we plan to fund our business through our operating cash flows in the foreseeable future.

Income Tax Provision. The provision for income taxes was $2.1 million for an effective tax rate of approximately 23 percent for the quarter ended March 31, 2007, compared to $2.3 million for an effective tax rate of 25 percent for the quarter ended March 31, 2006. The decrease in the effective tax rate was primarily due to the legislative extension of R&D credits during the fourth quarter of 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had $122.9 million in working capital, compared to $113.7 million at December 31, 2006. Our principal sources of liquidity consisted of $41.7 million in cash, cash equivalents, and short-term investments at March 31, 2007. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of corporate bonds.

Cash provided by operating activities for the quarter ended March 31, 2007 was $15.7 million, primarily attributable to net income adjusted for non-cash items including depreciation and amortization, stock-based compensation expense, and provisions for doubtful accounts and inventory reserves, partially offset by a decrease in accrued liabilities. Cash generated by operating activities for the quarter ended March 31, 2006 was $3.3 million, primarily attributable to net income adjusted for non-cash items including stock-based compensation expense, including the income tax benefit received from stock options and increases in accounts receivable and inventory, partially offset by a decrease in accrued liabilities.

Cash used in investing activities for the quarter ended March 31, 2007 was $4.0 million, due primarily to purchases of property and equipment and intangible assets, partially offset by sales and maturities of available for sale securities. Cash used in investing activities for the quarter ended March 31, 2006 was $56.9 million, due primarily to the cash payment made to the former Opus shareholders.

Cash provided by financing activities for the quarter ended March 31, 2007 was $1.2 million, due primarily to cash proceeds from the exercise of stock options and from the issuance of common stock. Cash used in financing activities for the quarter ended March 31, 2006 was $46.6 million, due primarily to cash proceeds of $35.0 million borrowed through our revolving credit facility, $9.3 million associated with proceeds from the exercise of stock options, and $2.2 million of income tax benefit related to employee stock options.

We believe that cash generated from operations will be sufficient to fund our operations through fiscal year 2007 and in the near future. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the condensed consolidated financial statements of this Form 10-Q and Note 2 to the consolidated financial statements of our Form 10-K for the year ended December 31, 2006 describe the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described below and are impacted significantly by judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements. Actual results could differ materially from these estimates.

Revenue Recognition

We recognize product revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Generally, the criteria are met upon shipment of our products. In certain cases, at the customer’s request, we will enter into bill and hold transactions whereby title and risk of loss transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized only after ArthroCare has met all conditions for bill and hold transactions set forth in SAB 104, specifically that ArthroCare has no further performance obligations, that the product is complete and ready for shipment, and that a fixed schedule for delivery of the product is set. Revenue is reported net of a provision for estimated product returns.

We recognize license fees and other revenue over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Royalties are recognized as earned, generally based on the licensees’ product shipments. These items are classified as royalties, fees and other revenues in the accompanying condensed consolidated statements of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as cost of product sales in the accompanying condensed consolidated statements of operations.

Additionally, we assess risks of loss on accounts receivable and make adjustments to our allowance for doubtful accounts based on our assessment. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. We believe that the allowance for doubtful accounts of $3.0 million at March 31, 2007 is adequate to provide for probable losses associated with accounts receivable.

Inventory Reserves

Inventory purchases and commitments are based upon future demand forecasts. We record reserves against our inventory value to the extent we believe that demand for certain inventory items has decreased or if certain inventory items have become obsolete. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory reserves and our gross margins could be adversely affected.

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

We assess our goodwill for impairment on December 31st of each year and during an interim period if facts or circumstances would more likely than not suggest that the fair value of an identified reporting unit is below its carrying value. We currently have recorded goodwill related to our acquisitions of ATI, Atlantech, MDA and Opus Medical. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill. Impairment is measured by the excess of the recorded value of goodwill over its implied fair value. Measurement of an impairment is required when the fair value of the reporting unit containing goodwill is less than the reporting unit’s net book value. We have recorded goodwill of $139.7 million and other intangible assets of $35.8 million as of March 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, we have decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, we recognized a $2.1 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

We have unrecognized tax benefits of approximately $7.9 million as of January 1, 2007, of which $7.1 million, if recognized, would result in a reduction of our effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. We recorded an increase of our unrecognized tax benefits of approximately $0.1 million as of March 31, 2007. We are subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2006 and by the Texas State Comptroller for the year 2006. As we have operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state.   We also file income tax returns for non-US jurisdictions; the most significant of which are the UK, Sweden, and Germany.  The years open to adjustment for the UK and Germany are 2003 through 2006.  The years open to adjustment for Sweden are 1999 through 2006.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to the ESPP based on estimated grant date fair values. Stock-based compensation expense recognized under Statement 123R for the quarters ended March 31, 2007 and 2006 was $1.8 million and $2.1 million, respectively. See Note 10 to the condensed consolidated financial statements for additional information.

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

As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience but actual forfeitures could differ materially and result in volatility in our stock-based compensation expense amounts.

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. During the three months ended March 31, 2007, there were no material changes in our contractual obligations presented in our 2006 Annual Report on Form 10-K. However, as of March 31, 2007, we have $4.4 million of non-current income tax liabilities as a result of our adoption of FIN 48 on January 1, 2007. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are excluded from our contractual obligations table.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for us beginning January 1, 2008. We are currently in the process of evaluating the impact, if any, that FAS 157 will have on our operating results and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 (“FAS 159”). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the impact, if any, that FAS 159 will have on our operating results and financial position.

Please refer to our discussion of accounting for income taxes in the section entitled “Critical Accounting Policies and Estimates” for a description of our adoption of FIN 48 in the quarter ended March 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which includes cash, cash equivalents and short-term investments. Our investment portfolio does not currently include derivative financial instruments.

We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows. The table below presents principal amounts and related weighted average interest rates as of March 31, 2007 for our cash, cash equivalents and short-term investments (in thousands):

Cash, cash equivalents, and short-term investments	$41,678
Average interest rate	4.8%

Although payments under the operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. During the first quarter of 2007, most of these currencies strengthened relative to the U.S. Dollar. To the extent that the strength of these currencies fluctuates as compared to the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at the quarter ended March 31, 2007 were denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, Swedish Krona and Costa Rican Colones. A 10 percent change in the March 31, 2007 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  A system of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item I by reference to the section entitled “Litigation” in Note 9 to the condensed consolidated financial statements contained in Part I above.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard, “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 contained a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. We urge you to read the risk factors contained in our 2006 Annual Report on Form 10-K, as there have not been any material changes in our risk factors.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

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

ARTHROCARE CORPORATION a Delaware corporation

Date: May 1, 2007	/s/ Michael Baker
Michael A. Baker President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2007	/s/ Michael Gluk
Michael Gluk Chief Financial Officer (Principal Financial and Accounting Officer)