Form 10-Q
period 2007-06-30
ARTHROCARE CORP
filed 2007-08-01
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

The number of shares outstanding of the registrant's common stock as of July 25, 2007 was 27,464,239.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report
For the quarter ended June 30, 2007

-i-

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

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARTHROCARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except per share data)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,933	$15,531
Short-term investments	14,124	15,225
Accounts receivable, net of allowances of $3,098 at 2007 and $2,701 at 2006	67,442	61,935
Inventories, net	49,206	51,542
Deferred tax assets	14,409	13,795
Prepaid expenses and other current assets	5,174	5,389
Total current assets	177,288	163,417

Property and equipment, net	38,898	36,071
Related party receivables	—	500
Intangible assets, net	33,964	35,982
Goodwill	139,674	137,831
Other assets	3,202	1,245
Total assets	$393,026	$375,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,232	$12,993
Accrued liabilities	12,526	26,347
Accrued compensation	10,168	7,906
Income taxes payable	4,044	2,427
Total current liabilities	39,970	49,673

Deferred tax liabilities	538	1,991
Other non-current liabilities	5,899	879
Total liabilities	46,407	52,543

Stockholders' equity:
Preferred stock, par value $ 0.001; Authorized: 5,000 shares;
Issued and outstanding: none	—	—
Common stock, par value $ 0.001; Authorized: 75,000 shares;
Issued and outstanding: 27,417 shares at 2007 and 27,394 shares at 2006	27	27
Treasury stock: 2,692 shares at 2007 and 2,692 at 2006	(41,644)	(41,644)
Additional paid-in capital	333,277	324,823
Accumulated other comprehensive income	2,187	1,992
Retained earnings	52,772	37,305
Total stockholders’ equity	346,619	322,503
Total liabilities and stockholders’ equity	$393,026	$375,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$76,606	$63,821	$147,606	$124,078
Royalties, fees, and other	2,936	2,184	5,679	4,408
Total revenues	79,542	66,005	153,285	128,486

Cost of product sales	21,703	19,756	42,459	37,461
Gross profit	57,839	46,249	110,826	91,025

Operating expenses:
Research and development	6,624	6,125	13,089	12,327
Sales and marketing	30,112	22,796	59,606	44,701
General and administrative	6,130	5,377	12,309	10,438
Amortization of intangible assets	1,924	1,718	3,835	3,540
Total operating expenses	44,790	36,016	88,839	71,006

Income from operations	13,049	10,233	21,987	20,019
Interest and other income (expense), net	475	(11)	805	(322)
Income before income tax provision	13,524	10,222	22,792	19,697

Income tax provision	3,111	2,523	5,242	4,865
Net income	$10,413	$7,699	$17,550	$14,832

Basic net income per share	$0.38	$0.29	$0.64	$0.58

Shares used in computing basic net income per share	27,261	26,180	27,212	25,756

Diluted net income per share	$0.37	$0.28	$0.62	$0.53

Shares used in computing diluted net income per share	28,392	27,803	28,343	27,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,550	$14,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,766	9,534
Provision for doubtful accounts	1,893	420
Provision for inventory reserves	2,515	-
Excess tax benefit from employee stock plans	(433)	(4,536)
Stock-based compensation expense	4,979	5,035
Other	(64)	(364)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Accounts receivable	(7,172)	(4,244)
Inventories	(153)	(4,599)
Prepaid expenses and other current assets	187	(2,247)
Other assets	(1,435)	304
Accounts payable	200	1,033
Accrued and other liabilities	2,049	(2,804)
Income taxes payable	2,813	4,033
Net cash provided by operating activities	33,695	16,397

Cash flows from investing activities:
Purchases of property and equipment	(9,578)	(7,976)
Purchases of intangible assets	(1,795)	(1,089)
Payment for purchase of ATI	(14,776)	-
Payment for purchase of Opus, net of cash acquired	-	(52,403)
Purchases of available-for-sale securities	-	(18,714)
Sales or maturities of available-for-sale securities	1,240	-
Net cash used in investing activities	(24,909)	(80,182)

Cash flows from financing activities:
Proceeds from loan from bank	-	35,000
Proceeds from issuance of common stock, net of issuance costs	143	-
Income tax benefit relating to employee stock options	433	4,536
Proceeds from exercise of options to purchase common stock	2,092	15,860
Net cash provided by financing activities	2,668	55,396

Effect of exchange rate changes on cash and cash equivalents	(52)	1

Net increase (decrease) in cash and cash equivalents	11,402	(8,388)
Cash and cash equivalents, beginning of period	15,531	20,717

Cash and cash equivalents, end of period	$26,933	$12,329

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to former shareholders of Opus	$-	$5,803

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission (“SEC”) in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 was derived from the Company’s audited consolidated financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income	$10,413	$7,699	$17,550	$14,832
Net unrealized (losses) gains on available-for-sale securities arising during the period, net of tax	—	136	(2)	149
Foreign currency translation adjustment	359	601	197	607
Comprehensive income	$10,772	$8,436	$17,745	$15,588

NOTE 4 - Computation of Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding less the weighted-average unvested restricted stock outstanding. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and potential dilutive shares of common stock.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Income	$10,413	$7,699	$17,550	$14,832

Basic:
Weighted-average shares outstanding	27,261	26,180	27,212	25,756

Basic net income per share	$0.38	$0.29	$0.64	$0.58

Diluted:
Weighted-average shares outstanding used in basic calculation	27,261	26,180	27,212	25,756
Dilutive effect of options	1,046	1,520	1,034	1,901
Dilutive effect of unvested restricted stock	85	103	97	116
Weighted-average shares and equivalents	28,392	27,803	28,343	27,773

Diluted net income per share	$0.37	$0.28	$0.62	$0.53

Options excluded from calculation as their effect would be anti-dilutive	1,040	444	1,016	336
Price range of excluded options	$41.51 - $48.56	$43.27 - $48.56	$39.25 - $48.56	$43.97 -$48.56

NOTE 5 - Inventories

The Company’s inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Raw materials	$11,697	$12,126
Work-in-process	4,553	4,949
Finished goods	38,591	38,605
	54,841	55,680
Inventory reserves	(5,635)	(4,138)
Inventories, net	$49,206	$51,542

NOTE 6 - Goodwill

Goodwill

During the six months ended June 30, 2007, the Company’s goodwill balance increased by approximately $1.8 million. The increase was primarily a result of a $1.7 million accrual of additional consideration related to satisfied contractual contingencies in connection with the Company’s acquisition of certain assets of Applied

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Therapeutics, Inc. in 2005. As of June 30, 2007, there were no indications that the Company’s goodwill was impaired.

NOTE 7 - Accrued Liabilities

The following summarizes the Company’s accrued liabilities (in thousands):

	June 30, 2007	December 31, 2006

Accrued liabilities:
Accrued acquisition costs	$1,644	$14,992
Accrued legal fees	430	3,225
Accrued dealer commissions	2,422	2,816
Other	8,030	5,314
	$12,526	$26,347

NOTE 8 - Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating leases. It recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.2 million for the quarter ended June 30, 2007 and $0.8 million for the quarter ended June 30, 2006. Rent expense was $2.8 million for the six months ended June 30, 2007 and $1.2 million for the six months ended June 30, 2006. There have been no significant changes to the Company’s future lease commitments during the six months ended June 30, 2007.

Acquisition-related Contingent Payments

Under the terms of two of the Company’s acquisition agreements, the Company is obligated to make additional payments if certain contingencies are satisfied.

The Applied Therapeutics, Inc. (“ATI”) acquisition agreement detailed certain circumstances that required the Company to make an additional contingent payment in cash to the shareholders of ATI based on the net revenue earned by the Company from the acquired business from February 1, 2006 to January 31, 2007 (the “Earnout Period”). During the quarter ended June 30, 2007, the Company paid $14.8 million to the shareholders of ATI, which relieved the Company of all further obligations related to the contingent payment arrangement. The contingent consideration paid by the Company to the shareholders of ATI was equal to a multiple of net revenue derived from the sale of ATI products during the Earnout Period, less the initial payment of $10.0 million.

On January 28, 2004, the Company completed its acquisition of Medical Device Alliance Inc. (“MDA”) and its subsidiary, Parallax Medical, Inc. (“Parallax”) for a total of $28.7 million, including consideration and acquisition-related expenses, net of cash acquired, of which a $1.7 million holdback remained unpaid as of June 30, 2007. If the contingency related to the holdback is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration paid.

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

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The activity in its warranty accrual for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance at beginning of period	$275	$200	$250	$175
Accruals for warranties issued during the period	394	154	618	269
Warranty costs incurred during the period	(321)	(154)	(520)	(244)
Balance at end of period	$348	$200	$348	$200

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

NOTE 9 - Employee Stock Benefit Plans

Stock Option Plans

As of June 30, 2007, 117,230 shares remained available for future grant under the 1999 Nonstatutory Option Plan (“1999 Plan”), 718,853 shares remained available for future grant under the 2003 Incentive Stock Plan (“2003 Plan”), and 76,147 shares remained available for future grant under the Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2007, 4,070 shares were issued under the Company’s ESPP.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock option activity for the 1999 Plan and the 2003 Plan for the three and six month periods ended June 30, 2007, is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	3,176,261	$24.94
Options granted	560,110	37.02
Options exercised	(50,031)	16.31
Options canceled/forfeited	(23,224)	8.93
Outstanding at March 31, 2007	3,663,116	27.01
Options granted	89,674	40.80
Options exercised	(89,664)	19.57
Options canceled/forfeited	(43,511)	41.35
Outstanding at June 30, 2007	3,619,615	27.29

Options exercisable as of June 30, 2007	2,355,945	22.37

Net cash proceeds from the exercise of stock options were $1.2 million and $6.5 million for the quarters ended June 30, 2007 and 2006, respectively, and $2.1 million and $15.9 million for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $17.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Company’s stock plans related to stock options. The weighted average fair value of options granted during the three and six month periods ended June 30, 2007 was $13.12 and $12.04, respectively.

Option awards outstanding and currently exercisable by exercise price for the 1999 Plan and the 2003 Plan at June 30, 2007 were as follows:

	Outstanding Awards			Exercisable Awards
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 - $9.39	132,540	1.14	$7.59	132,184	$7.59
9.39 - 13.78	465,824	5.29	12.23	449,975	12.23
13.79 - 18.17	379,078	4.31	16.00	376,579	16.01
18.18 - 22.56	144,151	5.56	21.44	93,695	21.53
22.57 - 26.95	545,537	5.23	23.78	490,020	23.72
26.96 - 31.34	631,473	5.53	28.86	483,767	28.63
31.35 - 35.73	253,387	4.82	33.02	151,785	33.35
35.74 - 40.12	570,822	6.60	37.05	54,423	38.05
40.13 - 44.51	241,166	6.26	41.85	44,546	41.47
44.52 - 48.56	255,637	5.65	46.68	78,971	46.72
	3,619,615	5.34	27.29	2,355,945	22.37

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted stock awards and units activity for the three and six month periods ended June 30, 2007 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2006	288,724	$19.21
Awards granted	40,419	36.61
Awards vested	(23,955)	31.57
Awards canceled/forfeited	(1,320)	28.97
Unvested at March 31, 2007	303,868	18.15
Awards granted	9,750	40.82
Awards vested	(19,678)	24.05
Awards canceled/forfeited	(2,831)	32.99
Unvested at June 30, 2007	291,109	17.12

As of June 30, 2007, there was total unrecognized compensation expense of $6.8 million, net of estimated forfeitures, related to unvested restricted stock awards and units. At June 30, 2007, unrecognized compensation expense was expected to be recognized over a weighted-average period of 1.27 years and the aggregate intrinsic value associated with these awards was $11.8 million. The 9,750 restricted stock awards and units granted in the quarter ended June 30, 2007 were valued at $0.4 million when reduced by estimated forfeitures. The intrinsic value associated with awards that vested during the six months ended June 30, 2007 was $1.6 million.

Valuation and Expense Information

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards and units that the Company recorded for the quarters ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,
	2007		2006
	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units
Cost of product sales	$199	$48	$176	$36
Research and development	290	93	333	80
Sales and marketing	566	157	793	50
General and administrative	876	284	733	288
Stock-based compensation expense before income taxes	1,931	582	2,035	454
Income tax benefit	(654)	(192)	(711)	(169)
Total stock-based compensation expense after income taxes	$1,277	$390	$1,324	$285

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards and units that the Company recorded for the six-months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007		2006
	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units
Cost of product sales	$345	$102	$176	$74
Research and development	575	196	724	164
Sales and marketing	1,100	350	1,580	169
General and administrative	1,686	625	1,606	506
Stock-based compensation expense before income taxes	3,706	1,273	4,086	913
Income tax benefit	(1,255)	(424)	(1,473)	(353)
Total stock-based compensation expense after income taxes	$2,451	$849	$2,613	$560

As of June 30, 2007, approximately $0.3 million of stock-based compensation expense was capitalized into inventory based on units produced and will be amortized to cost of product sales based on units sold.

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

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Sports Medicine	$46,673	60.9%	$41,235	64.6%	$90,598	61.4%	$81,822	66.0%
ENT	19,265	25.1%	16,410	25.7%	36,391	24.7%	29,825	24.0%
ArthroCare Spine	10,465	13.7%	6,096	9.6%	20,426	13.8%	12,393	10.0%
Coblation Technology	203	0.3%	80	0.1%	191	0.1%	38	0.0%
Total product sales	$76,606	100.0%	$63,821	100.0%	$147,606	100.0%	$124,078	100.0%

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Americas	$60,675	79.2%	$51,288	80.4%	$116,561	79.0%	$99,116	79.9%
United Kingdom	4,391	5.7%	3,195	5.0%	8,691	5.9%	6,418	5.2%
Germany	3,344	4.4%	2,844	4.5%	6,779	4.6%	5,501	4.4%
Rest of World	8,196	10.7%	6,494	10.2%	15,575	10.6%	13,043	10.5%
Total product sales	$76,606	100.0%	$63,821	100.0%	$147,606	100.0%	$124,078	100.0%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	June 30, 2007		December 31, 2006
United States	$29,876	71.0%	$26,851	71.0%
Costa Rica	8,649	20.5%	7,685	20.3%
Rest of World	3,575	8.5%	3,280	8.7%
Total long-lived assets	$42,100	100.0%	$37,816	100.0%

NOTE 11 - Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized a $2.1 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The Company had unrecognized tax benefits of approximately $7.9 million as of January 1, 2007, of which $7.1 million, if recognized, would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. The Company recorded an increase in its unrecognized tax benefits of approximately $0.1 million and $0.3 million in the three and six month periods ended June 30, 2007, respectively. The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2006 and by the Texas State Comptroller for the year 2006. As the Company has operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state.   The Company also files income tax returns for non-US jurisdictions; the most significant of which are the UK, Sweden, and Germany.  The years open to adjustment for the UK and Germany are 2003 through 2006.  The years open to adjustment for Sweden are 1999 through 2006.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning January 1, 2008. The Company is currently in the process of evaluating the impact, if any, that FAS 157 will have on its operating results and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 (“FAS 159”). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, of FAS 159 on its operating results and financial position.

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

Overview of Second Quarter Results

Relative to the second quarter of 2006, total revenue for the second quarter of 2007 increased 20.5 percent to $79.5 million. The increase was driven by the combined performance of the Sports Medicine, Spine and ENT business units. International product sales represented approximately 20.8 percent of net product sales in the second quarter of 2007, increasing slightly relative to the second quarter of 2006 when international product sales represented approximately 19.6 percent of net product sales. No single customer accounted for more than 10 percent of our net product sales during the second quarter of 2007.

Total operating expenses were approximately $44.8 million for the second quarter of 2007, compared to $36.0 million in the second quarter of 2006. This $8.8 million increase was primarily driven by approximately $3.6 million in employee-related costs associated with our increased headcount and $3.3 million in increased marketing costs.

Our cash, cash equivalents and short-term investments balance at June 30, 2007 was $41.1 million, an increase of approximately $10.3 million from December 31, 2006.

Our headcount at June 30, 2007 was 1,014, an increase of 15.1 percent from 881 at December 31, 2006 and an increase of 12.3 percent from 903 at June 30, 2006.  Headcount increases are primarily attributable to increases in manufacturing personnel in Costa Rica and additions of personnel in research and development and sales and marketing.

Results of Operations and Financial Condition

Comparison of the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006 (in thousands, unless otherwise noted):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Revenues:
Product sales	$76,606	96.3%	$63,821	96.7%	$147,606	96.3%	$124,078	96.6%
Royalties, fees, and other	2,936	3.7%	2,184	3.3%	5,679	3.7%	4,408	3.4%
Total revenues	79,542	100.0%	66,005	100.0%	153,285	100.0%	128,486	100.0%

Cost of product sales	21,703	27.3%	19,756	29.9%	42,459	27.7%	37,461	29.2%
Gross profit	57,839	72.7%	46,249	70.1%	110,826	72.3%	91,025	70.8%

Operating expenses:
Research and development	6,624	8.3%	6,125	9.3%	13,089	8.5%	12,327	9.6%
Sales and marketing	30,112	37.9%	22,796	34.5%	59,606	38.9%	44,701	34.8%
General and administrative	6,130	7.7%	5,377	8.1%	12,309	8.0%	10,438	8.1%
Amortization of intangible assets	1,924	2.4%	1,718	2.6%	3,835	2.5%	3,540	2.8%
Total operating expenses	44,790	56.3%	36,016	54.5%	88,839	57.9%	71,006	55.3%

Income from operations	13,049	16.4%	10,233	15.5%	21,987	14.3%	20,019	15.6%
Interest and other income (expense), net	475	0.6%	(11)	0.0%	805	0.5%	(322)	(0.3)%

Income before income tax provision	13,524	17.0%	10,222	15.5%	22,792	14.8%	19,697	15.3%
Income tax provision	3,111	3.9%	2,523	3.8%	5,242	3.4%	4,865	3.8%

Net income	$10,413	13.1%	$7,699	11.7%	$17,550	11.4%	$14,832	11.5%

Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended June 30, 2007 were $76.6 million, compared to $63.8 million for the quarter ended June 30, 2006. Product sales for the six months ended June 30, 2007 were $147.6 million, compared to $124.1 million for the six months ended June 30, 2006.

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Sports Medicine	$46,673	60.9%	$41,235	64.6%	$90,598	61.4%	$81,822	66.0%
ENT	19,265	25.1%	16,410	25.7%	36,391	24.7%	29,825	24.0%
ArthroCare Spine	10,465	13.7%	6,096	9.6%	20,426	13.8%	12,393	10.0%
Coblation Technology	203	0.3%	80	0.1%	191	0.1%	38	0.0%
Total product sales	$76,606	100.0%	$63,821	100.0%	$147,606	100.0%	$124,078	100.0%

Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Americas	$60,675	79.2%	$51,288	80.4%	$116,561	79.0%	$99,116	79.9%
United Kingdom	4,391	5.7%	3,195	5.0%	8,691	5.9%	6,418	5.2%
Germany	3,344	4.4%	2,844	4.5%	6,779	4.6%	5,501	4.4%
Rest of World	8,196	10.7%	6,494	10.2%	15,575	10.6%	13,043	10.5%
Total product sales	$76,606	100.0%	$63,821	100.0%	$147,606	100.0%	$124,078	100.0%

Our sustained increase in direct sales presence continues to have a positive effect on product sales, as does the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our acquisitions of Atlantech, MDA, Opus Medical and ATI product lines have continued to have a positive effect on sales growth.

We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We anticipate that disposable device sales will remain a key component of our product sales in the near future.

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $2.9 million for the quarter ended June 30, 2007, compared to $2.2 million for the quarter ended June 30, 2006. The percentage of royalties, fees and other revenues as a percentage of total revenue was 3.7 percent for the quarter ended June 30, 2007 and 3.3 percent for the quarter ended June 30, 2006. Royalties, fees and other revenues were $5.7 million for the six months ended June 30, 2007, compared to $4.4 million for the six months ended June 30, 2006. The percentage of royalties, fees and other revenues as a percentage of income was 3.7 percent and 3.4 percent for the six months ended June 30, 2007 and June 30, 2006, respectively. Both the quarter over quarter and six month period over period increases are related to growth in the markets in which the Company receives royalties.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Amortization of controllers was $1.8 million and $3.8 million for the three and six months ended June 30, 2007, respectively. This compares to amortization of $1.6 million and $3.2 million for the three and six months ended June 30, 2006, respectively. Controller amortization represented 2.3 percent and 2.4 percent of product sales for the three and six month periods ended June 30, 2007, respectively. This compares to 2006 when controller amortization represented 2.5 percent of product sales in both the three and six month periods ended June 30, 2006.

Cost of product sales was $21.7 million, or 27.3 percent of revenue for the quarter ended June 30, 2007, as compared to $19.8 million, or 29.9 percent of revenue for the quarter ended June 30, 2006. Gross product margin as a percentage of product sales was 71.7 percent in the second quarter of 2007 and 69.0 percent in the same period in the prior year. Cost of product sales was $42.5 million, or 27.7 percent of revenue for the six months ended June 30, 2007, as compared to $37.5 million, or 29.2 percent of revenue for the six months ended June 30, 2006. Gross product margin as a percentage of product sales increased to 71.2 percent in the first six months of 2007 from 69.8 percent during the same period in the prior year. We expect gross product margin to continue to increase as a result of higher average selling prices and as we improve operating efficiencies.

Operating Expenses

Research and development expenses were $6.6 million, or 8.3 percent of total revenues, for the quarter ended June 30, 2007, compared to $6.1 million, or 9.3 percent of total revenues, for the quarter ended June 30, 2006. The increase in absolute dollars is primarily attributable to $0.4 million in increased employee-related expenses due to additional headcount.

Research and development expenses were $13.1 million, or 8.5 percent of total revenues, for the six months ended June 30, 2007, compared to $12.3 million, or 9.6 percent of total revenues, for the same period in 2006. The increase in absolute dollars is primarily attributable to $0.5 million in increased employee-related expenses due to additional headcount, and $0.3 million in increased clinical testing and outside services. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of total revenue to remain essentially flat.

Sales and marketing expenses were $30.1 million, or 37.9 percent of total revenues, for the quarter ended June 30, 2007, compared to $22.8 million, or 34.5 percent of total revenues, for the quarter ended June 30, 2006. The percentage increase for the second quarter of 2007 compared to the second quarter of 2006 related primarily to $3.7 million in increased trade shows, samples and demos, promotions, and other marketing expenses, $2.8 million in additional compensation and training expenses associated with our increased direct sales force and $0.3 million in additional accounts receivables reserves.

Sales and marketing expenses were $59.6 million, or 38.9 percent of total revenues, for the six months ended June 30, 2007, compared to $44.7 million, or 34.8 percent of total revenues, for the six months ended June 30, 2006. The percentage increase for the first six months of 2007 compared to the first six months of 2006 related primarily to $7.0 million related to trade shows, samples and demos, promotions, and other marketing expenses, $5.0 million in additional compensation and training expenses associated with our increased direct sales force, $1.5 million in additional accounts receivable reserves and $0.9 million in increased sales commissions associated with our increased sales volume. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to commercialize and market future products.

General and administrative expenses were $6.1 million, or 7.7 percent of total revenues, for the quarter ended June 30, 2007, compared to $5.4 million, or 8.1 percent of total revenues, for the quarter ended June 30,

2006. The increase for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 is due primarily to $0.4 million in additional compensation and other expenses related to increased staffing and a $0.2 million increase in rent expense primarily related to the lease of our Austin, Texas facility.

General and administrative expenses were $12.3 million, or 8.0 percent of total revenues, for the six months ended June 30, 2007, compared to $10.4 million, or 8.1 percent of total revenues, for the six months ended June 30, 2006. The increase for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is primarily a result of $1.0 million in additional compensation and other expenses due to increased staffing and a $0.4 million increase in rent expense primarily related to the lease of our Austin, Texas facility. We expect general and administrative expenses to decrease as a percentage of total revenues due to continued leveraging of our existing infrastructure and operating procedures.

Amortization of intangible assets increased to $1.9 million or 2.4 percent of total revenues, for the quarter ended June 30, 2007, compared to $1.7 million or 2.6 percent of total revenues, in the second quarter of 2006. Amortization of intangible assets increased to $3.8 million or 2.5 percent of total revenues, for the six months ended June 30, 2007, compared to $3.5 million or 2.8 percent of total revenues, in the first six months of 2006. The increase in absolute dollars for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 is attributable to additional license agreements. We expect that amortization of intangible assets will increase in future periods as we acquire additional assets.

Interest and other income (expense), net, increased to a net benefit of $0.5 million for the quarter ended June 30, 2007, compared to a net expense of less than $0.1 million for the quarter ended June 30, 2006. The increase in net interest and other income of $0.5 million for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 is primarily a result of a decrease in interest expense recognized in the second quarter of 2007 compared to the second quarter of 2006 as a result of funding our operations through our operating cash flows without needing to borrow under our credit facility during 2007.

Interest and other income (expense), net, increased to a net benefit of $0.8 million for the six months ended June 30, 2007, compared to a net expense of $0.3 million for the six months ended June 30, 2006. The net increase of $1.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily a result of funding our operations through our operating cash flows without needing to borrow funds under our credit facility during the first two quarters of 2007. We do not expect significant fluctuations in interest and other income since we plan to fund our business through our operating cash flows in the foreseeable future.

Income Tax Provision

The provision for income taxes was $3.1 million for an effective tax rate of 23.0 percent for the quarter ended June 30, 2007, compared to $2.5 million for an effective tax rate of 24.7 percent for the quarter ended June 30, 2006. The provision for income taxes was $5.2 million for an effective tax rate of 23.0 percent for the six months ended June 30, 2006, compared to $4.9 million for an effective tax rate of 24.7 percent for the six months ended June 30, 2006. The decrease in the effective tax rate was primarily due to the legislative extension of R&D credits during the fourth quarter of 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had $137.3 million in working capital, compared to $113.7 million at December 31, 2006. Our principal sources of liquidity consisted of $41.1 million in cash, cash equivalents, and short-term investments at June 30, 2007. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of corporate bonds.

Cash provided by operating activities for the six months ended June 30, 2007 was $33.7 million, primarily attributable to net income adjusted for non-cash items, including depreciation and amortization, stock based compensation expense, and provisions for doubtful accounts and inventory reserves. Cash generated by operating activities for the six months ended June 30, 2006 was $16.4 million, primarily attributable to net income adjusted for non-cash items, including stock-based compensation expense, and increases in accounts receivable and inventory, partially offset by an increase in accounts receivable and inventory.

Cash used in investing activities for the six months ended June 30, 2007 was $24.9 million, due primarily to a payment of $14.8 million to the shareholders of ATI, $11.4 million in purchases of property and equipment and intangible assets, partially offset by $1.2 million in sales and maturities of available for sale securities. Cash used in investing activities for the six months ended June 30, 2006 was $80.2 million, due primarily to the cash payment of $52.4 million made to the former Opus shareholders, $18.7 million in purchases of available for sale securities, and $9.1 million in purchases of property and equipment and intangible assets.

Cash provided by financing activities for the six months ended June 30, 2007 was $2.7 million, due primarily to cash proceeds from the exercise of stock options and from the issuance of common stock. Cash provided by financing activities for the six months ended June 30, 2006 was $55.4 million, due primarily to cash proceeds of $35.0 million borrowed through our revolving credit facility, $15.9 million associated with proceeds from the exercise of stock options, and $4.5 million of income tax benefit related to employee stock options.

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

Additionally, we assess risks of loss on accounts receivable and make adjustments to our allowance for doubtful accounts based on our assessment. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. We believe that the allowance for doubtful accounts of $3.1 million at June 30, 2007 is adequate to provide for probable losses associated with accounts receivable.

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

We had unrecognized tax benefits of approximately $7.9 million as of January 1, 2007, of which $7.1 million, if recognized, would result in a reduction of our effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. The Company recorded an increase in its unrecognized tax benefits of approximately $0.1 million and $0.3 million in the three and six month periods ended June 30, 2007, respectively. The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2006 and by the Texas State Comptroller for the year 2006. As the Company has operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state.   The Company also files income tax returns for non-US jurisdictions; the most significant of which are the UK, Sweden, and Germany.  The years open to adjustment for the UK and Germany are 2003 through 2006.  The years open to adjustment for Sweden are 1999 through 2006.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to the ESPP based on estimated grant date fair values. Stock-based compensation expense related to employee stock options recognized under FAS 123R for the quarter ended June 30, 2007 and 2006 was $1.9 million and $2.0 million, respectively, and $3.7 million and $4.1 million for the six months ended June 30, 2007 and 2006, respectively. See Note 10 to the condensed consolidated financial statements for additional information.

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

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. During the six months ended June 30, 2007, there were no material changes in our contractual obligations presented in our 2006 Annual Report on Form 10-K. However, as of June 30, 2007, we have $4.4 million of non-current income tax liabilities as a result of our adoption of FIN 48 on January 1, 2007. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are excluded from our contractual obligations table.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for us beginning January 1, 2008. We are currently in the process of evaluating the impact, if any, that FAS 157 will have on our operating results and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115 (“FAS 159”). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the impact, if any, that FAS 159 will have on our operating results and financial position.

Please refer to our discussion of accounting for income taxes in the section entitled “Critical Accounting Policies and Estimates” for a description of our adoption of FIN 48 during the six months ended June 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which includes cash, cash equivalents and short-term investments. Our investment portfolio does not currently include derivative financial instruments.

We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows. The table below presents principal amounts and related weighted average interest rates as of June 30, 2007 for our cash, cash equivalents and short-term investments (in thousands):

Cash, cash equivalents, and short-term investments	$41,057
Average interest rate	4.5%

Although payments under the operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. During the first six months of 2007, most of these currencies strengthened relative to the U.S. Dollar. To the extent that the strength of these currencies fluctuates as compared to the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at the quarter ended June 30, 2007 were denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, Swedish Krona and Costa Rican Colones. A 10 percent change in the June 30, 2007 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item 1 by reference to the section entitled “Litigation” in Note 9 to the condensed consolidated financial statements contained in Part I above.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard, "Item 1A. Risk Factors" to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 contained a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. We urge you to read the risk factors contained in our 2006 Annual Report on Form 10-K, as there have not been any material changes in our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholders on May 24, 2007. The following matters were addressed via a vote of security holders at the meeting:

(a)	Votes regarding the election of our directors for terms expiring at our 2007 annual meeting of stockholders:

NOMINEE	FOR	WITHHELD
Michael A. Baker	20,280,463	4,241,137
Barbara D. Boyan, Ph.D.	20,278,146	4,243,454
David F. Fitzgerald	20,239,195	4,282,405
James G. Foster	20,240,845	4,280,755
Terrence E. Geremski	24,484,097	37,503
Tord B. Lendau	20,280,701	4,240,899
Peter L. Wilson	20,240,885	4,280,715

The above directors constitute the entire board of directors and are the only directors whose terms continued after our annual meeting of stockholders.

(b)	Votes on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the 2007 fiscal year:

FOR	24,486,588
AGAINST	14,027
ABSTAIN	20,986

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation
Date:  August 1, 2007
/s/ Michael A. Baker

Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:  August 1, 2007
/s/ Michael Gluk

Michael Gluk
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)