Form 10-Q
period 2007-09-30
ARTHROCARE CORP
filed 2007-10-29
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

The number of shares outstanding of the registrant's common stock as of October 24, 2007 was 27,917,672.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report
For the quarter ended September 30, 2007

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

PART 1.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ARTHROCARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except per share data)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$44,548	$15,531
Short-term investments	10,390	15,225
Accounts receivable, net of allowances of $4,092 at 2007 and $2,701 at 2006	71,658	61,935
Inventories, net	52,390	51,542
Deferred tax assets	14,384	13,795
Prepaid expenses and other current assets	4,796	5,389
Total current assets	198,166	163,417

Property and equipment, net	38,764	36,071
Related party receivables	-	500
Intangible assets, net	32,324	35,982
Goodwill	139,829	137,831
Other assets	6,808	1,245
Total assets	$415,891	$375,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,620	$12,993
Accrued liabilities	11,113	26,347
Accrued compensation	10,041	7,906
Income taxes payable	1,921	2,427
Total current liabilities	36,695	49,673

Deferred tax liabilities	538	1,991
Other non-current liabilities	5,869	879
Total liabilities	43,102	52,543

Stockholders' equity:
Preferred stock, par value $ 0.001; Authorized: 5,000 shares;
Issued and outstanding: none	-	-
Common stock, par value $ 0.001; Authorized: 75,000 shares;
Issued and outstanding: 27,842 shares at 2007 and 27,394 shares at 2006	28	27
Treasury stock: 2,692 shares at 2007 and 2006	(41,644)	(41,644)
Additional paid-in capital	347,964	324,823
Accumulated other comprehensive income	2,547	1,992
Retained earnings	63,894	37,305
Total stockholders’ equity	372,789	322,503
Total liabilities and stockholders’ equity	$415,891	$375,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$75,492	$62,117	$223,098	$186,196
Royalties, fees, and other	2,969	2,577	8,648	6,985
Total revenues	78,461	64,694	231,746	193,181

Cost of product sales	21,200	19,932	63,659	57,394
Gross profit	57,261	44,762	168,087	135,787

Operating expenses:
Research and development	6,519	5,625	19,608	17,953
Sales and marketing	29,531	20,369	89,137	65,069
General and administrative	6,023	5,014	18,332	15,452
Amortization of intangible assets	1,753	1,784	5,588	5,324
Total operating expenses	43,826	32,792	132,665	103,798

Income from operations	13,435	11,970	35,422	31,989
Interest and other income (expense), net	1,010	(440)	1,815	(761)
Income before income tax provision	14,445	11,530	37,237	31,228

Income tax provision	3,323	2,854	8,565	7,720
Net income	$11,122	$8,676	$28,672	$23,508

Basic net income per share	$0.40	$0.33	$1.05	$0.90

Shares used in computing basic net income per share	27,570	26,681	27,326	25,985

Diluted net income per share	$0.39	$0.31	$1.00	$0.84

Shares used in computing diluted net income per share	28,856	28,265	28,685	28,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$28,672	$23,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,979	15,036
Provision for doubtful accounts	2,864	1,116
Provision for inventory reserves	3,899	1,461
Excess tax benefit from employee stock plans	(2,984)	(5,050)
Stock-based compensation expense	7,559	7,718
Other	(1,232)	(319)
Changes in operating assets and liabilities, net of assets and liabilities acquired in business combinations:
Accounts receivable	(12,007)	(5,109)
Inventories	(4,821)	(5,578)
Prepaid expenses and other current assets	502	(1,560)
Other assets	(5,038)	244
Accounts payable	664	(5,752)
Accrued and other liabilities	1,259	5,542
Income taxes payable	4,796	7,070
Net cash provided by operating activities	40,112	38,327

Cash flows from investing activities:
Purchases of property and equipment	(12,797)	(12,408)
Purchases of intangible assets	(1,795)	(2,149)
Payment for purchase of ATI	(14,776)	(5,952)
Payment for purchase of Opus, net of cash acquired	-	(52,407)
Purchases of available-for-sale securities	-	(19,395)
Sales or maturities of available-for-sale securities	4,972	-
Net cash used in investing activities	(24,396)	(92,311)

Cash flows from financing activities:
Proceeds from loan from bank	-	20,000
Proceeds from issuance of common stock, net of issuance costs	306	-
Income tax benefit relating to employee stock options	2,984	5,050
Proceeds from exercise of options to purchase common stock	9,885	22,205
Net cash provided by financing activities	13,175	47,255

Effect of exchange rate changes on cash and cash equivalents	126	503

Net increase (decrease) in cash and cash equivalents	29,017	(6,226)
Cash and cash equivalents, beginning of period	15,531	20,717

Cash and cash equivalents, end of period	$44,548	$14,491

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock to former shareholders of Opus	$-	$5,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business

ArthroCare Corporation (“ArthroCare” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. The Company designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Its products are based on the Company’s patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology involves an innovative use of a non-thermal process and has the capability of performing at temperatures lower than traditional electrosurgical tools. ArthroCare’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, neurosurgery, cosmetic surgery, ear, nose and throat (ENT) surgery, gynecology, urology, general surgery and various cardiology applications. ArthroCare is a global company with manufacturing facilities in the United States and Costa Rica and sales offices in the United States, Europe and Asia Pacific.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of ArthroCare Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission (“SEC”) in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$11,122	$8,676	$28,672	$23,508

Net unrealized gains on available-for-sale securities arising during the period, net of tax	15	297	13	446
Foreign currency translation adjustment	345	254	542	861

Comprehensive income	$11,482	$9,227	$29,227	$24,815

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

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$11,122	$8,676	$28,672	$23,508

Basic:

Weighted-average shares outstanding	27,570	26,681	27,326	25,985

Basic net income per share	$0.40	$0.33	$1.05	$0.90

Diluted:
Weighted-average shares outstanding used in basic
calculation	27,570	26,681	27,326	25,985
Dilutive effect of options	1,172	1,482	1,251	1,969
Dilutive effect of unvested restricted stock	114	102	108	115

Weighted-average shares and equivalents	28,856	28,265	28,685	28,069

Diluted net income per share	$0.39	$0.31	$1.00	$0.84

Options excluded from calculation as their effect would be anti-dilutive	360	445	910	336

Price range of excluded options	$52.16- $54.15	$44.12- $48.56	$43.61- $54.15	$44.02-$48.56

NOTE 5 - Inventories

The Company’s inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006

Raw materials	$10,669	$12,126
Work-in-process	5,282	4,949
Finished goods	42,521	38,605
	58,472	55,680
Inventory reserves	(6,082)	(4,138)

Inventories, net	$52,390	$51,542

NOTE 6 - Goodwill

Goodwill

During the nine months ended September 30, 2007, the Company’s goodwill balance increased by approximately $2.0 million. The increase was primarily a result of a $1.7 million accrual of additional consideration related to satisfied contractual contingencies in connection with the Company’s 2005 acquisition of certain assets of Applied Therapeutics, Inc. As of September 30, 2007, there were no indications that the Company’s goodwill was impaired.

NOTE 7 - Accrued Liabilities

The following summarizes the Company’s accrued liabilities (in thousands):

	September 30, 2007	December 31, 2006

Accrued liabilities:
Accrued acquisition costs	$1,644	$14,992
Accrued legal fees	496	3,225
Accrued dealer commissions	2,262	2,816
Other	6,711	5,314
	$11,113	$26,347

NOTE 8 - Commitments and Contingencies

Operating Leases

The Company leases facilities and certain equipment under operating leases. It recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.6 million for the quarter ended September 30, 2007 and $1.0 million for the quarter ended September 30, 2006. Rent expense was $4.3 million for the nine months ended September 30, 2007 and $2.2 million for the nine months ended September 30, 2006. There have been no significant changes to the Company’s future lease commitments during the nine months ended September 30, 2007.

Acquisition-related Contingent Payments

Under the terms of two of the Company’s acquisition agreements, the Company is obligated to make additional payments if certain contingencies are satisfied.

The Applied Therapeutics, Inc. (“ATI”) acquisition agreement detailed certain circumstances that required the Company to make an additional contingent payment in cash to the shareholders of ATI based on the net revenue earned by the Company from the acquired business from February 1, 2006 to January 31, 2007 (the “Earnout Period”). During the nine months ended September 30, 2007, the Company paid $14.8 million to the shareholders of ATI, which relieved the Company of all further obligations related to the contingent payment arrangement. The contingent consideration paid by the Company to the shareholders of ATI was equal to a multiple of net revenue derived from the sale of ATI products during the Earnout Period, less the initial payment of $10.0 million.

On January 28, 2004, the Company completed its acquisition of Medical Device Alliance Inc. (“MDA”) and its subsidiary, Parallax Medical, Inc. (“Parallax”) for a total of $28.7 million, including consideration and acquisition-related expenses, net of cash acquired, of which a $1.6 million holdback remained unpaid as of September 30, 2007. If the contingency related to the holdback is satisfied, the Company will adjust the purchase price of this acquisition for the amount of contingent consideration paid.

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

The activity in its warranty accrual for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	$348	$200	$250	$175
Accruals for warranties issued during the period	397	227	1,015	496
Warranty costs incurred during the period	(391)	(227)	(911)	(471)

Balance at end of period	$354	$200	$354	$200

Litigation

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

NOTE 9 - Employee Stock Benefit Plans

Stock Option Plans

As of September 30, 2007, 16,210 shares remained available for future grant under the 1999 Nonstatutory Option Plan (“1999 Plan”), 720,520 shares remained available for future grant under the 2003 Incentive Stock Plan (“2003 Plan”), and 72,756 shares remained available for future grant under the Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2007, 7,461 shares were issued under the Company’s ESPP.

Stock option activity for the 1999 Plan and the 2003 Plan for the three and nine month periods ended September 30, 2007, is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	3,176,261	$24.94
Options granted	560,110	37.02
Options exercised	(50,031)	16.31
Options canceled/forfeited	(23,224)	8.93
Outstanding at March 31, 2007	3,663,116	27.01
Options granted	89,674	40.80
Options exercised	(89,664)	19.57
Options canceled/forfeited	(43,511)	41.35
Outstanding at June 30, 2007	3,619,615	27.29
Options granted	23,473	51.37
Options exercised	(412,782)	18.84
Options canceled/forfeited	(7,392)	38.32
Outstanding at September 30, 2007	3,222,914	28.46

Options exercisable as of September 30, 2007	2,117,967	23.64

Net cash proceeds from the exercise of stock options were $7.8 million and $6.3 million for the quarters ended September 30, 2007 and 2006, respectively, and $9.9 million and $22.2 million for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $16.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under the Company’s stock plans related to stock options. The weighted average fair value of options granted during the three and nine month periods ended September 30, 2007 was $16.81 and $12.20, respectively.

Option awards outstanding and currently exercisable by exercise price for the 1999 Plan and the 2003 Plan at September 30, 2007 were as follows:

	Outstanding Awards			Exercisable Awards
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 - $13.31	348,149	4.38	$11.27	348,149	$11.27
13.32 - 17.38	381,377	4.23	15.46	381,377	15.46
17.39 - 23.00	369,160	4.08	21.92	352,955	21.93
23.01 - 27.56	511,797	5.38	25.98	465,494	26.06
27.57 - 31.50	445,119	5.67	30.50	281,491	30.56
31.51 - 35.71	93,114	4.80	35.00	67,193	35.24
36.08 - 36.08	381,070	6.41	36.08	44,856	36.08
36.09 - 41.45	324,741	6.32	39.86	55,971	40.19
41.46 - 46.84	344,414	5.48	45.78	119,981	45.94
46.85 - 54.15	23,973	6.76	51.31	500	48.56

	3,222,914	5.25	$28.46	2,117,967	$23.64

Restricted stock awards and units activity for the three and nine month periods ended September 30, 2007 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2006	288,724	$19.21
Awards granted	40,419	36.61
Awards vested	(23,955)	31.57
Awards canceled/forfeited	(1,320)	28.97
Unvested at March 31, 2007	303,868	18.15
Awards granted	9,750	40.82
Awards vested	(19,678)	24.05
Awards canceled/forfeited	(2,831)	32.99
Unvested at June 30, 2007	291,109	17.12
Awards granted	88,178	50.66
Awards vested	(11,669)	35.71
Awards canceled/forfeited	(4,173)	30.97
Unvested at September 30, 2007	363,445	16.96

As of September 30, 2007, there was total unrecognized compensation expense of $10.2 million, net of estimated forfeitures, related to unvested restricted stock awards and units. At September 30, 2007, unrecognized compensation expense was expected to be recognized over a weighted-average period of 3.05 years and the aggregate intrinsic value associated with these awards was $16.2 million. The 88,178 restricted stock awards and units granted in the quarter ended September 30, 2007 were valued at $4.2 million when reduced by estimated forfeitures. The intrinsic value associated with awards that vested during the nine months ended September 30, 2007 was $2.2 million.

Valuation and Expense Information

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards and units that the Company recorded for the quarters ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	2007		2006
	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units
Cost of product sales	$161	$61	$261	$38
Research and development	268	122	297	67
Sales and marketing	544	208	619	127
General and administrative	918	298	833	283
Stock-based compensation expense before income taxes	1,891	689	2,010	515
Income tax benefit	(650)	(227)	(659)	(181)
Total stock-based compensation expense after income taxes	$1,241	$462	$1,351	$334

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards and units that the Company recorded for the nine-months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007		2006
	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units
Cost of product sales	$506	$163	$437	$112
Research and development	843	318	1,021	230
Sales and marketing	1,644	558	2,199	297
General and administrative	2,604	923	2,439	789
Stock-based compensation expense before income taxes	5,597	1,962	6,096	1,428
Income tax benefit	(1,905)	(651)	(2,132)	(534)
Total stock-based compensation expense after income taxes	$3,692	$1,311	$3,964	$894

As of September 30, 2007, approximately $0.3 million of stock-based compensation expense was capitalized into inventory based on units produced and will be amortized to cost of product sales based on units sold.

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

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

Sports Medicine	$46,617	61.8%	$41,904	67.5%	$137,215	61.5%	$123,726	66.5%
ENT	17,458	23.1%	14,129	22.7%	53,849	24.1%	43,955	23.6%
ArthroCare Spine	11,397	15.1%	5,853	9.4%	31,824	14.3%	18,247	9.8%
Coblation Technology	20	0.0%	231	0.4%	210	0.1%	268	0.1%

Total product sales	$75,492	100.0%	$62,117	100.0%	$223,098	100.0%	$186,196	100.0%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

Americas	$59,737	79.1%	$50,434	81.2%	$176,297	79.0%	$149,551	80.3%
United Kingdom	4,146	5.5%	2,957	4.7%	12,838	5.8%	9,597	5.2%
Germany	3,283	4.4%	2,532	4.1%	10,062	4.5%	8,053	4.3%
Rest of World	8,326	11.0%	6,194	10.0%	23,901	10.7%	18,995	10.2%

Total product sales	$75,492	100.0%	$62,117	100.0%	$223,098	100.0%	$186,196	100.0%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	September 30, 2007		December 31, 2006

United States	$33,095	72.6%	$26,851	71.0%
Costa Rica	9,028	19.8%	7,685	20.3%
Rest of World	3,449	7.6%	3,280	8.7%

Total long-lived assets	$45,572	100.0%	$37,816	100.0%

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

The Company had unrecognized tax benefits of approximately $7.9 million as of January 1, 2007, of which $7.1 million, if recognized, would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. The Company recorded an increase in its unrecognized tax benefits of approximately $0.1 million and $0.4 million in the three and nine month periods ended September 30, 2007, respectively. The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2006 and by the Texas State Comptroller for the year 2006. As the Company has operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state.   The Company also files income tax returns for non-US jurisdictions; the most significant of which are the UK, Sweden, and Germany.  The years open to adjustment for the UK and Germany are 2003 through 2006.  The years open to adjustment for Sweden are 1999 through 2006.

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

Overview of Third Quarter Results

Relative to the third quarter of 2006, total revenue for the third quarter of 2007 increased 21.3 percent to $78.5 million. The increase was driven by the combined performance of the Sports Medicine, Spine and ENT business units. International product sales represented approximately 20.9 percent of net product sales in the third quarter of 2007, increasing relative to the third quarter of 2006 when international product sales represented approximately 18.8 percent of net product sales. No single customer accounted for more than 10 percent of our net product sales during the third quarter of 2007.

Total operating expenses were approximately $43.8 million for the third quarter of 2007, compared to $32.8 million in the third quarter of 2006. This $11.0 million increase was primarily driven by $9.2 million in increased sales and marketing costs.

Our cash, cash equivalents and short-term investments balance at September 30, 2007 was $54.9 million, an increase of approximately $24.2 million from December 31, 2006.

Our headcount at September 30, 2007 was 1,057, an increase of 20.0 percent from 881 at December 31, 2006 and an increase of 22.8 percent from 861 at September 30, 2006.  Headcount increases are primarily attributable to increases in manufacturing personnel in Costa Rica and additions of personnel in sales and marketing and research and development.

Results of Operations and Financial Condition

Comparison of the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006 (in thousands, unless otherwise noted):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

Revenues:
Product sales	$75,492	96.2%	$62,117	96.0%	$223,098	96.3%	$186,196	96.4%
Royalties, fees, and other	2,969	3.8%	2,577	4.0%	8,648	3.7%	6,985	3.6%
Total revenues	78,461	100.0%	64,694	100.0%	231,746	100.0%	193,181	100.0%

Cost of product sales	21,200	27.0%	19,932	30.8%	63,659	27.5%	57,394	29.7%
Gross profit	57,261	73.0%	44,762	69.2%	168,087	72.5%	135,787	70.3%

Operating expenses:
Research and development	6,519	8.3%	5,625	8.7%	19,608	8.4%	17,953	9.3%
Sales and marketing	29,531	37.7%	20,369	31.5%	89,137	38.5%	65,069	33.7%
General and administrative	6,023	7.7%	5,014	7.7%	18,332	7.9%	15,452	8.0%
Amortization of intangible assets	1,753	2.2%	1,784	2.8%	5,588	2.4%	5,324	2.8%
Total operating expenses	43,826	55.9%	32,792	50.7%	132,665	57.2%	103,798	53.7%

Income from operations	13,435	17.1%	11,970	18.5%	35,422	15.3%	31,989	16.6%
Interest and other income (expense), net	1,010	1.3%	(440)	(0.7)%	1,815	0.8%	(761)	(0.4)%

Income before income tax provision	14,445	18.4%	11,530	17.8%	37,237	16.1%	31,228	16.2%
Income tax provision	3,323	4.2%	2,854	4.4%	8,565	3.7%	7,720	4.0%

Net income	$11,122	14.2%	$8,676	13.4%	$28,672	12.4%	$23,508	12.2%

Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended September 30, 2007 were $75.5 million, compared to $62.1 million for the quarter ended September 30, 2006. Product sales for the nine months ended September 30, 2007 were $223.1 million, compared to $186.2 million for the nine months ended September 30, 2006.

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Sports Medicine	$46,617	61.8%	$41,904	67.5%	$137,215	61.5%	$123,726	66.5%
ENT	17,458	23.1%	14,129	22.7%	53,849	24.1%	43,955	23.6%
ArthroCare Spine	11,397	15.1%	5,853	9.4%	31,824	14.3%	18,247	9.8%
Coblation Technology	20	0.0%	231	0.4%	210	0.1%	268	0.1%

Total product sales	$75,492	100.0%	$62,117	100.0%	$223,098	100.0%	$186,196	100.0%

Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Americas	$59,737	79.1%	$50,434	81.2%	$176,297	79.0%	$149,551	80.3%
United Kingdom	4,146	5.5%	2,957	4.7%	12,838	5.8%	9,597	5.2%
Germany	3,283	4.4%	2,532	4.1%	10,062	4.5%	8,053	4.3%
Rest of World	8,326	11.0%	6,194	10.0%	23,901	10.7%	18,995	10.2%

Total product sales	$75,492	100.0%	$62,117	100.0%	$223,098	100.0%	$186,196	100.0%

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

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $3.0 million for the quarter ended September 30, 2007, compared to $2.6 million for the quarter ended September 30, 2006. The percentage of royalties, fees and other revenues as a percentage of total revenue was 3.8 percent for the quarter ended September 30, 2007 and 4.0 percent for the quarter ended September 30, 2006. Royalties, fees and other revenues were $8.6 million for the nine months ended September 30, 2007, compared to $7.0 million for the nine months ended September 30, 2006. Both the quarter over quarter and nine month period over period increases are related to growth in the markets in which the Company receives royalties.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Amortization of controllers was $1.9 million and $5.7 million for the three and nine months ended September 30, 2007, respectively. This compares to amortization of $1.6 million and $4.9 million for the three and nine months ended September 30, 2006, respectively. Controller amortization represented 2.5 percent and 2.6 percent of product sales for the three and nine month periods ended September 30, 2007, respectively. This compares to 2006 when controller amortization represented 2.5 percent of product sales in both the three and nine month periods ended September 30, 2006.

Cost of product sales was $21.2 million, or 27.0 percent of revenue, for the quarter ended September 30, 2007, as compared to $19.9 million, or 30.8 percent of revenue, for the quarter ended September 30, 2006. Gross product margin as a percentage of product sales was 71.9 percent in the third quarter of 2007 and 67.9 percent in the same period in the prior year. The quarter over quarter increase in gross product margin was attributable to a combination of improved international profitability, lower material costs and a favorable product mix. Cost of product sales was $63.7 million, or 27.5 percent of revenue, for the nine months ended September 30, 2007, as compared to $57.4 million, or 29.7 percent of revenue, for the nine months ended September 30, 2006. Gross product margin as a percentage of product sales increased to 71.5 percent in the first nine months of 2007 from 69.2 percent during the same period in the prior year. The period over period increase in gross product margin was primarily attributable to improved international profitability, lower material costs and a favorable product mix. We expect gross product margin to continue to increase as a result of higher average selling prices and as we improve operating efficiencies.

Operating Expenses

Research and development expenses were $6.5 million, or 8.3 percent of total revenues, for the quarter ended September 30, 2007, compared to $5.6 million, or 8.7 percent of total revenues, for the quarter ended September 30, 2006. The increase for the third quarter of 2007 compared to the third quarter of 2006 is primarily attributable to $0.4 million in increased employee-related expenses due to additional headcount and $0.3 million in increased clinical testing and outside services.

Research and development expenses were $19.6 million, or 8.4 percent of total revenues, for the nine months ended September 30, 2007, compared to $18.0 million, or 9.3 percent of total revenues, for the same period in 2006. The increase for the first nine months of 2007 compared to the first nine months of 2006 is primarily attributable to $1.0 million in increased employee-related expenses due to additional headcount and $0.5 million in increased clinical testing and outside services. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of total revenue to remain essentially flat.

Sales and marketing expenses were $29.5 million, or 37.7 percent of total revenues, for the quarter ended September 30, 2007, compared to $20.4 million, or 31.5 percent of total revenues, for the quarter ended September 30, 2006. The increase for the third quarter of 2007 compared to the third quarter of 2006 related primarily to $4.7 million in increased commissions, trade shows, samples and demos, promotions, and other marketing expenses, $2.1 million in additional compensation, training and other expenses associated with our increased direct sales force and $0.5 million in additional accounts receivables reserves.

Sales and marketing expenses were $89.1 million, or 38.5 percent of total revenues, for the nine months ended September 30, 2007, compared to $65.1 million, or 33.7 percent of total revenues, for the nine months ended September 30, 2006. The increase for the first nine months of 2007 compared to the first nine months of 2006 related primarily to $13.2 million related to commissions, trade shows, samples and demos, promotions, and other marketing expenses, $4.8 million in additional compensation and training expenses associated with our increased direct sales force and $1.7 million in additional accounts receivable reserves. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to commercialize and market future products.

General and administrative expenses were $6.0 million, or 7.7 percent of total revenues, for the quarter ended September 30, 2007, compared to $5.0 million, or 7.7 percent of total revenues, for the quarter ended September 30, 2006. The $1.0 million increase for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 is due primarily to a net increase in legal and other outside service costs.

General and administrative expenses were $18.3 million, or 7.9 percent of total revenues, for the nine months ended September 30, 2007, compared to $15.5 million, or 8.0 percent of total revenues, for the nine months ended September 30, 2006. The increase for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is primarily a result of a $1.3 million net increase in legal and other outside service costs, a $0.5 million increase in rent expense primarily related to the lease of our Austin, Texas facility, and $0.2 million in additional compensation and other expenses due to increased staffing. We expect general and administrative expenses to decrease as a percentage of total revenues due to continued leveraging of our existing infrastructure and operating procedures.

Amortization of intangible assets was $1.8 million, or 2.2 percent of total revenues, for the quarter ended September 30, 2007, compared to $1.8 million, or 2.8 percent of total revenues, in the third quarter of 2006. Amortization of intangible assets was $5.6 million, or 2.4 percent of total revenues, for the nine months ended September 30, 2007, compared to $5.3 million or 2.8 percent of total revenues, in the first nine months of 2006. The increase in the nine month period ended September 30, 2007 as compared to the same period in 2006 is attributable to additional license agreements. We expect that amortization of intangible assets will increase in future periods as we acquire additional assets.

Interest and other income (expense), net, increased to a net benefit of $1.0 million for the quarter ended September 30, 2007, compared to a net expense of $0.4 million for the quarter ended September 30, 2006. The increase in net interest and other income of $1.4 million for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 is primarily a result of a decrease in interest expense recognized in the third quarter of 2007 compared to the third quarter of 2006 as a result of funding our operations through our operating cash flows without needing to borrow under our credit facility during 2007 combined with foreign currency exchange gains.

Interest and other income (expense), net, increased to a net benefit of $1.8 million for the nine months ended September 30, 2007, compared to a net expense of $0.8 million for the nine months ended September 30, 2006. The net increase of $2.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 was primarily a result of funding our operations through our operating cash flows without needing to borrow funds under our credit facility during 2007 combined with foreign currency exchange gains. We do not expect significant fluctuations in interest and other income since we plan to fund our business through our operating cash flows in the foreseeable future.

Income Tax Provision

The provision for income taxes was $3.3 million, for an effective tax rate of 23.0 percent for the quarter ended September 30, 2007, compared to $2.9 million, for an effective tax rate of 24.8 percent for the quarter ended September 30, 2006. The provision for income taxes was $8.6 million, for an effective tax rate of 23.0 percent for the nine months ended September 30, 2007, compared to $7.7, million for an effective tax rate of 24.7 percent for the nine months ended September 30, 2006. The decrease in the effective tax rate was primarily due to the legislative extension of R&D credits during the fourth quarter of 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had $161.5 million in working capital, compared to $113.7 million at December 31, 2006. Our principal sources of liquidity consisted of $54.9 million in cash, cash equivalents, and short-term investments at September 30, 2007. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of corporate bonds and commercial paper.

Cash provided by operating activities for the nine months ended September 30, 2007 was $40.1 million, primarily attributable to net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation expense, and provisions for doubtful accounts and inventory reserves, partially offset by an increase in accounts receivable and inventory. Cash generated by operating activities for the nine months ended September 30, 2006 was $38.3 million, primarily attributable to net income adjusted for non-cash items, including depreciation and amortization, stock-based compensation expense, and increases in accounts receivable and inventory, partially offset by an increase in accounts receivable and inventory.

Cash used in investing activities for the nine months ended September 30, 2007 was $24.4 million, due primarily to a payment of $14.8 million to the shareholders of ATI, $14.6 million in purchases of property and equipment and intangible assets, partially offset by $5.0 million in sales and maturities of available for sale securities. Cash used in investing activities for the nine months ended September 30, 2006 was $92.3 million, due primarily to the cash payment of $52.4 million made to the former Opus shareholders, $19.4 million in purchases of available for sale securities, and $14.6 million in purchases of property and equipment and intangible assets.

Cash provided by financing activities for the nine months ended September 30, 2007 was $13.2 million, due primarily to cash proceeds from the exercise of stock options, including the associated income tax benefits. Cash provided by financing activities for the nine months ended September 30, 2006 was $47.3 million, due primarily to cash proceeds of $20.0 million borrowed through our revolving credit facility and $27.3 million associated with proceeds from the exercise of stock options, including the associated income tax benefits.

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

Additionally, we assess risks of loss on accounts receivable and make adjustments to our allowance for doubtful accounts based on our assessment. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balance, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. We believe that the allowance for doubtful accounts of $4.1 million at September 30, 2007 is adequate to provide for probable losses associated with accounts receivable.

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

We had unrecognized tax benefits of approximately $7.9 million as of January 1, 2007, of which $7.1 million, if recognized, would result in a reduction of our effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. The Company recorded an increase in its unrecognized tax benefits of approximately $0.1 million and $0.4 million in the three and nine month periods ended September 30, 2007, respectively. The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2006 and by the Texas State Comptroller for the year 2006. As the Company has operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state.   The Company also files income tax returns for non-US jurisdictions; the most significant of which are the UK, Sweden, and Germany.  The years open to adjustment for the UK and Germany are 2003 through 2006.  The years open to adjustment for Sweden are 1999 through 2006.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to the ESPP based on estimated grant date fair values. Stock-based compensation expense related to employee stock options recognized under FAS 123R for the quarter ended September 30, 2007 and 2006 was $1.9 million and $2.0 million, respectively, and $5.6 million and $6.1 million for the nine months ended September 30, 2007 and 2006, respectively. See Note 9 to the condensed consolidated financial statements for additional information.

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

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. During the nine months ended September 30, 2007, there were no material changes in our contractual obligations presented in our 2006 Annual Report on Form 10-K. As of September 30, 2007, we have $4.4 million of non-current income tax liabilities as a result of our adoption of FIN 48 on January 1, 2007. Because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, these liabilities are excluded from our contractual obligations table.

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

Please refer to our discussion of accounting for income taxes in the section entitled “Critical Accounting Policies and Estimates” for a description of our adoption of FIN 48 during the nine months ended September 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, which includes cash, cash equivalents and short-term investments. Our investment portfolio does not currently include derivative financial instruments.

We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows. The table below presents principal amounts and related weighted average interest rates as of September 30, 2007 for our cash, cash equivalents and short-term investments (in thousands):

Cash, cash equivalents, and short-term investments	$54,938
Average interest rate	4.7%

Although payments under the operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. During the first nine months of 2007, most of these currencies strengthened relative to the U.S. Dollar. To the extent that the strength of these currencies fluctuates as compared to the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at the quarter ended September 30, 2007 were denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, Swedish Krona and Costa Rican Colones. A 10 percent change in the September 30, 2007 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.5 million.

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

We carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007.  Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2007. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item 1 by reference to the section entitled “Litigation” in Note 8 to the condensed consolidated financial statements contained in Part I above.

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

ARTHROCARE CORPORATION a Delaware corporation

Date: October 29, 2007	/s/ Michael A. Baker
Michael A. Baker
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 29, 2007	/s/ Michael Gluk
Michael Gluk
Senior Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)