Form 10-K
period 2007-12-31
ARTHROCARE CORP
filed 2008-02-29
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Commission File Number: 0-27422

ARTHROCARE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3180312
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer Identification number)

7500 Rialto Blvd., Building Two, Suite 100, Austin, TX 78735
(Address of principal executive offices and zip code)

(512) 391-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:	Common Stock, $0.001 Par Value; Preferred Share Purchase Rights

Securities registered pursuant to Section 12 (g) of the Act:	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large accelerated filer ☒  Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,104,895,343 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Exchange on such date). Shares of Common Stock held by each officer, director and holder of 5 percent or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2008, the number of outstanding shares of the Registrant’s Common Stock was 26,585,219.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2007 annual meeting of stockholders, which we expect to file with the Commission within 120 days after December 31, 2007, are incorporated by reference into Part III of this Annual Report.

ARTHROCARE CORPORATION

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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

Overview

We are a multi-business medical device company that develops, manufactures and markets minimally invasive surgical products, many of which are based on our patented Coblation® technology. We have grown well beyond our roots in arthroscopy to capitalize on numerous market opportunities across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive procedures. With our innovative technologies, we are committed to improving the lives of individuals suffering from conditions as diverse as torn rotator cuffs and anterior cruciate ligaments, or ACLs, to herniated discs and enlarged tonsils/tonsillitis.

We currently market minimally invasive surgical products across three core business units—ArthroCare Sports Medicine, ArthroCare Spine and ArthroCare Ear, Nose and Throat, or ENT — but also have developed, manufactured and marketed Coblation-based and complementary products for application in neurology, cosmetic surgery, urology and gynecology, with research continuing in additional areas. In each of our core business units, we are focused on driving the application of enabling technologies, primarily for plasma-based soft tissue removal, and increasing the number of minimally invasive procedures being performed.

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

ArthroCare was incorporated in California in 1993 and reincorporated in Delaware in 1995. We maintain an internet website at http://www.arthrocare.com. On our website we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

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

The advantages of arthroscopic surgery over open surgery can be significant. Due to the smaller incisions and reduced surgical trauma, the patient might experience several benefits, including reduced pain, treatment on an outpatient basis, reduced hospitalization times, smaller scars, immediate joint mobility, less muscle atrophy, less surrounding tissue damage, a lower rate of complication and generally quicker rehabilitation.

Our Solution to Arthroscopic Surgery

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

Complementary Enabling Sports Medicine Technologies

The Opus Collection

In November of 2004, we acquired Opus Medical, Inc., a manufacturer of products designed to facilitate the arthroscopic repair, including the Opus Autocuff System, for knotless repair of the rotator cuff. The Opus AutoCuff System addresses each of the requirements for a total arthroscopic repair through its proprietary family of specialized instruments and devices. These products may enhance efficacy, decrease complications, reduce costs, reduce procedure time and broaden the treatable patient base. In 2005, we introduced a sequel device to the AutoCuff Anchoring System known as the LabraFix System. The LabraFix System provides knotless arthroscopic repair of the labrum.

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

Distribution for Sports Medicine Products

We sell our Arthroscopic System through our Sports Medicine business unit by means of a network of direct sales representatives and independent orthopedic distributors supported by regional managers. Additionally, we offer certain of our customers the ability to draw on our expertise in billing private third-party insurance companies and other payers for devices that qualify for reimbursement separate from a global fee by assigning the right to bill for such devices to us.  This allows facilities that do not have sophisticated reimbursement processes to focus their efforts on providing patient care. Upon reimbursement from the third-party payers, the customer is rebated the reimbursement amount, up to the price they paid for the device.

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

Johnson & Johnson, including DePuy Mitek, a division of its Ethicon, Inc. unit, Stryker Corporation and Smith & Nephew market bipolar electrosurgical systems that compete directly with our tissue ablation and coagulation technology in Sports Medicine. In addition, the Linvatec unit of Conmed Corporation, Smith & Nephew and Arthrex are marketing monopolar electrosurgical tools for tissue ablation that compete with our products in this field. These same competitors also compete against our Opus collection with rotator cuff repair systems that include suture passers and bone anchors to complete the repair.

The Spinal Surgery Market

Overview

We believe the spine surgery market represents the most rapidly growing segment of the orthopedic surgery market. A high percentage of back pain can be traced to problems associated with intervertebral discs. Intervertebral discs mainly function to cushion and tether the vertebrae, providing flexibility and stability to the patient’s spine. Problems that can occur with intervertebral discs include degeneration and herniation. With degeneration, discs lose their water content and height, bringing the adjoining vertebrae closer together. This results in a weakening of the shock absorption properties of the disc and a narrowing of the nerve openings in the sides of the spine, which may pinch these nerves. With herniation, the outer layer of the disc, which is called the annulus, bulges or ruptures. Disc herniation can eventually cause back pain and pain that radiates to the extremities, including the buttocks, legs, shoulders and arms.

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

Our Solution to Spinal Surgery

Disc Decompression

Randomized controlled studies have indicated minimally invasive disc decompression is an effective alternative to microdiscectomy for patients with contained herniated discs who have symptoms of back or radicular pain. Disc decompression is a minimally invasive procedure where disc material is removed without the patient having to undergo major open surgery. The disc is accessed through a narrow cannula and the physician performs the procedure under fluoroscopic (live x-ray) guidance. We created the DLR, DLG and DC SpineWand® Convenience Packs for minimally invasive disc decompression. Plasma Disc Decompression, a minimally invasive disc decompression procedure using our Coblation technology to treat symptomatic patients with contained herniated discs, employs the process of ablation of soft tissue for partial removal of the nucleus of a disc. Plasma Disc Decompression can be performed in both the lumbar and cervical spine either percutaneously or through a small incision with or without an access port. Plasma Disc Decompression can be performed as a stand alone procedure or in conjunction with other surgical procedures such as a spinal fusion.

Microdisectomy

In cases where the surgeon determines that a microdiscectomy is indicated, the surgeon requires a device that can remove a greater amount of tissue than the devices we market for Plasma Disc Decompression. For microdiscectomy cases, we market the MD SpineWand surgical device. The MD SpineWand, which is also based on our Coblation technology, is designed to quickly and efficiently remove disc material through an annulotomy that is typically much smaller than the one required with the mechanical instruments that are used in these procedures.

Complementary Enabling Spinal Surgery Technologies

Vertebral Compression Fractures

In January 2004, we completed the acquisition of Medical Device Alliance, Inc. and its majority-owned subsidiary, Parallax Medical, a leader in products for the minimally invasive treatment of vertebral compression fractures. It is estimated that 750,000 Americans suffer from vertebral compression fractures which are caused by osteoporosis, trauma or, increasingly, metastatic disease. Approximately 260,000 of these patients are treated annually. Parallax’s product line includes vertebral access and bone biopsy needles, cement delivery systems, bone cement and opacifiers and ancillary devices permitting minimally invasive repair of vertebral compression fractures.

In May of 2007 ArthroCare received clearance from the Food and Drug Administration, or FDA, to market the Cavity SpineWand, a Coblation-based device, to reduce malignant lesions within a vertebra in patients suffering from compression fractures secondary to tumors. Medical grade cement is then injected to stabilize the fracture.

Distribution for Spinal Surgery Products

    We sell our spinal surgery products through our Spine business unit by means of a network of direct sales representatives and independent orthopedic distributors supported by regional managers. Additionally, prior to December 31, 2007 a third-party billing and reimbursement service provider known as DiscoCare, Inc. would purchase devices from ArthroCare and provide them to customers generally at no charge in return for either the agreement by the facility to assign the right to bill private third-party insurance companies and other payers for the device or a letter of protection in a personal injury case.  More specifically, a third-party billing and reimbursement service provider, such as DiscoCare, deals with insurance pre-authorizations, device procurement, inventory management and claims processing to help reduce device costs and the financial collection risk for facilities who use the service in conjunction with a procedure. Many of ArthroCare’s spinal surgery products are leading edge technologies which have not yet received routine coverage decisions from insurance companies and other payers making reimbursement dependent on case by case decisions from various third-party payors.  In part because of DiscoCare’s history of success in demonstrating the efficacy of the procedures using the ArthroCare devices and their ability to receive reimbursement for such devices, on December 31, 2007, ArthroCare acquired DiscoCare to augment our internal reimbursement resources.  Utilizing DiscoCare’s services allows facilities who do not have sophisticated reimbursement processes to focus their efforts on patient care.

Competition in the Spinal Surgery Market

    In the Plasma Disc Decompression market, we directly compete with Stryker, Clarus, Smith and Nephew and other small companies. We may indirectly compete with large companies in the spine fusion and discectomy markets such as DePuy Spine, Medtronic Sofamor Danek, Stryker, Zimmer and Synthes. In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our products. For example, Smith & Nephew Endoscopy and Radionics, a division of Integra, manufacture and sell catheters that use resistive heating to reduce chronic low back pain caused by degenerative disc disease.

In the vertebral compression fracture market, the primary direct competitors in the vertebroplasty market are Stryker, Cardinal Health/Allegiance and Cook Medical. Kyphon, which was recently acquired by Medtronic, is our leading competitor in the overall vertebral compression fracture market with its balloon kyphoplasty procedure.

The ENT Market

Overview

The most common ENT procedures are placement of ear tubes, and the removal of tonsils and adenoids. We estimate that there are more than 600,000 tonsillectomies performed in the United States each year, many of which are accompanied by an adenoidectomy. The majority of tonsillectomies are performed on pediatric patients, which results in these procedures typically being performed more often in the late spring and winter months of the year. Other commonly performed ENT procedures include endoscopic sinus surgery, septoplasty, turbinate reduction and procedures to remove or stiffen tissue to treat obstructive sleep apnea and snoring. Highly specialized ENT surgeons, typically in an outpatient or ambulatory surgery center, perform these procedures. For decades, monopolar electrosurgical instruments (e.g. the bovie) have been the standard for removal of soft tissue and cauterization in ENT procedures. As in other surgical procedures, the high levels of heat associated with bovies often results in significant post-operative pain and extended recovery periods.

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

Complementary Enabling ENT Technologies

The Applied Therapeutics Collection

In August 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc., or ATI, a maker of sinus surgery treatment products. ATI’s carboxymethyl-cellulose based packing and tamponade products promote platelet aggregation directly at the wound site while remaining moist for the duration of insertion. We believe this minimizes patient discomfort and re-bleeding during removal, as compared to traditional treatments. The ATI collection includes the dissolvable Stammberger Sinus Dressing and dissolvable Sinu Knit. These products are used after endoscopic sinus surgery to control minor bleeding, facilitate epithelial healing and preserve the spatial integrity of the sinus.

Competition in the ENT Market

There are large companies, such as Gyrus and Medtronic, which have shares of the market for manual and powered instruments for ENT, head and neck surgical procedures. Gyrus manufactures and sells medical devices that utilize radio frequency energy for the treatment of upper airway disorders, such as turbinate reduction, snoring and obstructive sleep apnea. In addition, Gyrus has introduced a radiofrequency system for treating tonsils that competes directly with some of our products in the ENT business.

Additional Markets for Coblation Technology

We developed and commercialized Coblation-based urology products through a strategic partnership with ACMI until the termination of that agreement in August 2005 following Gyrus Medical’s acquisition of ACMI. We also developed gynecology products for commercialization through an agreement with GyneCare, a unit of Johnson & Johnson, until the expiration of that agreement in September 2004. We may establish strategic partnerships in these markets and others, where beneficial, in the future or enter the market directly, as appropriate.

Potential Competition in Non Core-Coblation Markets

We believe Coblation-based technologies will compete effectively against a variety of technologies used in gynecology, urology, laparoscopic and cardiology procedures. There are several large companies, such as Ethicon Endo-Surgery, a division of Johnson & Johnson; Valleylab, a division of U.S. Surgical; and Gyrus and Olympus Medical Systems Group, which have shares of the gynecology market for mechanical, ultrasonic, monopolar and bipolar instruments. In the field of urology, we face competition from companies that market monopolar, bipolar, mechanical, and ultrasonic and laser devices for a variety of urological procedures, including transurethral prostatectomy, or TURP, and transurethral incisions in the prostate, or TUIP. These companies include Karl Storz, Olympus Medical Systems Group, C.R. Bard, Gyrus, Medtronic, Urologix and Laserscope. We expect competition from these and other well-established competitors will increase as will competition from smaller medical device companies in both the field of gynecology and urology. Several large companies, including Edwards Lifescience, Medtronic, Guidant, Johnson & Johnson and St. Jude Medical, dominate cardiology. These companies, including several smaller companies, offer mechanical, powered, laser and electrosurgical systems.

Research and Development

We have focused our research and development efforts in four areas. First, in response to physician feedback, we modify and enhance the performance of our generator/controller platforms and introduce new platforms from time to time. Second, we have continued to design new disposable devices that incorporate added functionalities for faster and easier use. Third, we have developed and continue to explore new applications of our Coblation technology in surgical markets. Fourth, we incorporate complementary technologies and products into our portfolio in order to provide more value to our customers and participate to a greater extent in certain surgical procedures. Research and development expenses were $26.9 million in 2007, $23.2 million in 2006, and $21.0 million in 2005.

We also have undertaken preliminary studies and development for the use of our technology in several new fields. To this end, we continue to explore and develop the plasma physics underlying Coblation technology. We are engaged with a number of doctors, scientists and research institutions to further understand the technology and its additional applications and other technical improvements.

Manufacturing

Our disposable devices are primarily manufactured at our facility located in an industrial park in San Jose, Costa Rica. In 2004, we transferred the manufacturing of our controllers from our Sunnyvale, California facility to our Costa Rica facility. As of December 31, 2005, our Costa Rica facility was also producing essentially all of the disposable products associated with the Opus product line.

In 2003, we transformed our primary Sunnyvale facility from a general manufacturing facility to a facility with an increased focus on research, development and prototype manufacturing. In 2005, the lease for this facility was extended through February 2014. Approximately 50 percent of this facility is devoted to research and new product development. We believe our existing operations will provide adequate capacity for our manufacturing needs at least through 2008.

We have established quality assurance systems in conformance with the FDA’s Quality System Regulation, or QSR. Our facilities in Sunnyvale and Costa Rica have received ISO 13485 and CMDCAS certification and are in conformance with applicable regulatory requirements.

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

DHL Worldwide Express, Inc., or DHL, is our primary provider of logistic services, including warehousing of finished goods, shipment of finished products to customers and field returns, along with management of a portion of our in-bound freight requirements. We have experienced favorable cost performance and have gained an ability to scale our business at a faster pace due to this relationship. However, the complex nature of the underlying support technologies, such as “Electronic Data Interchange,” has, at times, caused disruptions in our ability to deliver products to customers on a timely basis. Failure of these supporting systems could impair our business for the duration of the failure.

Marketing and Sales

We are marketing and selling our arthroscopic/sports medicine, spinal surgery and ENT products using a combination of distributors supported by regional sales managers, a direct sales force and corporate partners to sell our products both domestically and internationally. In the U.S. and Europe, we principally use distributors and field sales representatives to sell our products.

Outside of the United States and Europe, we have established distribution capability in certain countries by means of exclusive and non-exclusive distribution agreements for the distribution of our arthroscopy, spinal surgery and ENT surgery products in Japan. We have also established distribution capability through relationships with distributors in New Zealand, Russia, China, Korea, Taiwan, Canada, Mexico, the Caribbean, North Africa, South Africa, the Middle East, South America and Central America. During the years ended December 31, 2007, 2006 and 2005, approximately 21 percent, 20 percent and 21 percent, respectively, of our product sales were derived internationally. For information regarding product sales in certain product markets and geographic areas, see Note 15, “Segment Information,” in the notes to the consolidated financial statements in this Form 10-K.

Reimbursement Assistance

    Many of ArthroCare’s products are leading edge technologies which have not yet received routine coverage decisions from insurance companies and other payers.  As a result, reimbursement may be dependent on case by case decisions from various private third-party payers.  In 2007, we established a new subsidiary, Device Reimbursement Services (“DRS”), to provide principally our Sports Medicine devices that we sell in exchange for an assignment of the right to bill for such devices. DRS offers certain of our customers the ability to draw on our expertise in billing private third-party insurance companies and other payers for devices that qualify for reimbursement separate from a global fee by assigning the right to bill for such devices to us.  Utilizing DRS’ services allows facilities that do not have sophisticated reimbursement processes to focus their efforts on providing patient care.  Upon reimbursement from the third-party payers, the customer is typically rebated the reimbursement amount, up to the price they paid for the device.

    Since 2006, DiscoCare, Inc., another third-party billing and reimbursement service provider, has purchased devices from ArthroCare and provided them to their customers generally at no charge in return for either the agreement by the facility to assign to DiscoCare the right to bill private third-party insurance companies and other payers for the device or a letter of protection in a personal injury case.  After a procedure is completed, DiscoCare bills either the applicable insurer or other third-party payer.   More specifically, a third-party billing and reimbursement service provider, such as DiscoCare, deals with insurance pre-authorizations, device procurement, inventory management and claims processing to help reduce device costs and the financial collection risk for facilities who use the service in conjunction with a procedure. DiscoCare originally worked with ArthroCare on a limited geographical basis and, in the fourth quarter of 2006, DiscoCare approached ArthroCare about providing their services to ArthroCare customers on a national basis.  The resulting agreement provided for DiscoCare to purchase the devices and provide the billing and reimbursement services to ArthroCare’s customers and receive a service fee paid by ArthroCare.   Many of the ArthroCare products purchased by DiscoCare consisted of leading edge technologies which have not yet received routine coverage decisions from insurance companies and other payers making reimbursement dependent on case by case decisions from various third-party payers.  In part because of DiscoCare’s history of success in demonstrating the efficacy of the procedures using the ArthroCare devices and their ability to receive reimbursement for such devices, and in part to augment our internal reimbursement resources, ArthroCare acquired DiscoCare in December 2007.

    In connection with our reimbursement activities, we have adopted the ArthroCare Corporation Health Care Compliance Program, implementing the key elements of a model health care compliance plan developed by the Office of Inspector General of the United States Department of Health and Human Services, or OIG, which oversees compliance with applicable Federal laws in connection with the payment for products by government funded programs.

Patents and Proprietary Rights

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our technologies, including Coblation technology and our acquired technologies. We own over 160 issued U.S. patents and over 100 issued international patents. In addition, we have over 200 U.S. and international pending patent applications. We believe our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies from Opus, Atlantech, Parallax and ATI.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that we will not become subject to patent infringement claims or litigation or reexamination or interference proceedings declared by the United States Patent and Trademark office, or USPTO, to determine the priority of inventions.

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

Government Regulation

United States

Our products are considered medical devices and are subject to extensive regulation in the United States. We must comply with FDA regulations to market our products or obtain pre-market clearance or approval by the FDA for each of our products and indications before they can be commercialized.

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

We have received 510(k) clearance to market our Arthroscopic System for surgery of the knee, shoulder, elbow, wrist, hip, and ankle joints. We have received clearance to market our Spinal Surgery System in the United States for spinal and neurosurgery as well as the treatment of symptomatic patients with contained herniated discs. We have received 510(k) clearance to market our interventional therapy devices for percutaneous, intraoperative and spinal procedures. We have received 510(k) clearance to market our ENT Surgery System in general head, neck and sinus surgical procedures, as well as treatment of snoring, turbinate reduction, submucosal palatal and tissue shrinkage procedures and tonsillectomies. In addition, we have received 510(k) clearance to market our Cosmetic Surgery System in general dermatology and for skin resurfacing for the treatment of wrinkles. We have received 510(k) clearance to market our Coblation-based products for a variety of laparoscopic and open general surgery and gynecology procedures. We have received 510(k) clearance to market our Coblation-based urology products for endoscopic urological procedures, including TURP and TUIP.

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

If we cannot establish that a proposed device is substantially equivalent to a legally marketed device, we must seek premarket approval through submission of a PMA application. A PMA application must be supported by extensive data, including, in many instances, preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Often, clinical testing will require the submission and approval of an Investigational Device Exemption, or IDE, which defines the scope and conditions of the clinical trial. If necessary, we will file an IDE and seek a PMA application for approval to sell our potential products at the successful conclusion of the study and the submission of the completed IDE. The PMA process can be expensive, uncertain and lengthy. We cannot assure you that we will be able to obtain PMA approvals on a timely basis, if at all, and delays in receipt or failure to receive approvals, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

We are also required to demonstrate and maintain compliance with the QSR. The QSR incorporates the requirements of Good Manufacturing Practice and relates to product design, testing, and manufacturing quality assurance, as well as the maintenance of records and documentation. The FDA enforces the QSR through inspections, including post-market surveillance. We cannot assure you that we or our key component suppliers are or will continue to be in compliance, will not encounter any manufacturing difficulties, or that we or any of our subcontractors or key component suppliers will be able to maintain compliance with regulatory requirements. Failure to do so will have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

Employees

As of December 31, 2007, in North America, we had 413 employees, of which 29 were engaged in manufacturing activities, 96 in research and development activities, 196 in sales and marketing activities, 35 in regulatory affairs and quality assurance and 57 in administration and finance. In Europe, we had 145 employees in sales, marketing, product development, customer service, manufacturing and administration who are responsible for our international business. In Costa Rica, we had 507 employees engaged in manufacturing and administration. In Asia Pacific we had 9 employees engaged in sales and marketing activities. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

In arthroscopy, we compete against companies such as Johnson & Johnson, Smith & Nephew, Inc., Conmed Corporation, Stryker Corp., and Arthrex. Specifically, Johnson & Johnson, Smith & Nephew and Stryker are currently marketing bipolar electrosurgical systems for tissue ablation and shrinkage and Arthrex and Conmed are currently marketing monopolar electrosurgical systems for tissue ablation. Arthrex, Smith & Nephew, Conmed, Stryker and DePuy Mitek, a division of Johnson & Johnson, market products that directly compete with our shoulder anchors, acquired as part of our Opus acquisition. In spinal surgery, we compete against companies that market products to remove tissue and treat spinal disorders. We compete against Stryker, which markets the Dekompressor® device, which uses a mechanical auger, as well as Clarus, which markets the Nucleotome® device, to perform disc decompression procedures. In addition, Smith & Nephew Endoscopy and the Radionics division of Integra are currently marketing percutaneous thermal heating products for treating certain types of disc pain. Our MD SpineWand for microdiscectomy competes indirectly with large spine companies and their mechanical instruments, such as DePuy Spine, Medtronic Sofamor Danek, Zimmer, Stryker Spine and Synthes. Stryker, Cardinal Health, Cook and Kyphon, which was recently acquired by Medtronic, market products that compete directly with our Parallax product line. In ENT surgery, we compete against companies that offer manual instruments, such as Smith & Nephew, Inc., Stryker Corp., Conmed Corporation, and Medtronic Neurosurgery. In addition, we compete with companies that develop and market lasers for various ENT surgery applications, including Lumenis and Gyrus Group International, Inc., also sell medical devices for the treatment of various ENT disorders, including snoring and obstructive sleep apnea. In addition, Gyrus has introduced a bipolar system for tonsillectomy procedures that competes directly with our Coblation-based tonsillectomy products. Medtronic and Gyrus both market sinus surgery packing products that compete with our ATI products.

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

We Are Dependent Upon Our Core Coblation Technology

We commercially introduced our Coblation technology product lines in December 1995. Since these product lines accounted for over 70 percent of our product sales in 2007, we are highly dependent on its sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

    Plasma Disc Decompression is our version of minimally invasive disc decompression, where tissue is removed from the nucleus to decompress the disc. Several payers consider these procedures, regardless of the method used to remove tissue, to be investigational, and others cover specific methods of disc decompression, but consider Plasma Disc Decompression investigational. DiscoCare, the reimbursement service provider acquired by the Company in December 2007, has had some success in obtaining authorizations for Plasma Disc Decompression procedures, by following a strict medical and documentation regimen, from all major private health insurance carriers and most workers compensation plans, including carriers who consider Plasma Disc Decompression, or disc decompression procedures in general, to be experimental. However, there is no assurance that we will continue to be successful in obtaining authorizations for these cases in the future. In addition, there is no assurance that we will be able to obtain positive coverage decisions from major insurance companies for Plasma Disc Decompression at any point in the future.

We Rely Exclusively on Our Costa Rica Facility to Manufacture Our High-Volume Coblation Products. If Our Costa Rica Facility is Unable to Produce Our Coblation Products in Sufficient Quantities or With Adequate Quality, or if Our Operations at Our Costa Rican Facility are Disrupted, We Will Be Forced to Find Alternative Manufacturing Options, Which Could Cause Sales to be Delayed or Increase Our Manufacturing Costs, Which Could Harm Our Reputation and Profitability

Our high-volume disposable devices and controllers are manufactured at our Company-owned facility in an industrial park in San Jose, Costa Rica. If our Costa Rica facility is not able to produce sufficient quantities of our controllers and other high-volume Coblation products with adequate quality, or if our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to, changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God and other issues associated with significant operations that are remote from our headquarters and operations centers. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. We cannot guarantee that alternative manufacturing facilities offering the cost and tax advantages associated with our Costa Rica facility would be available on favorable terms, or at all.

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

We derived 21 percent, 20 percent and 21 percent of our total product sales for the years ended December 31, 2007, 2006 and 2005, respectively, from customers located outside of the Americas. We expect international revenue to remain a large percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Product Liability Claims Could Adversely Impact our Financial Condition and Impair our Reputation

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

We are Dependent Upon a Number of Key Management and Technical Personnel

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

Our Operating Results May Fluctuate

We achieved profitability in 1999 and, as of December 31, 2007, we had retained earnings of $78.4 million. Results of operations may fluctuate significantly from quarter to quarter due to many factors, including the following:

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

We cannot provide assurance that future quarterly fluctuations will not adversely affect our business, financial condition, results of operations or future growth prospects. Our revenues and profitability will be critically dependent on whether or not we can successfully continue to market our existing Coblation-based technology product lines and our new product introductions. We cannot assure investors that we will maintain or increase our revenues or level of profitability.

The Market Price of Our Stock May Be Highly Volatile

During the fiscal year ended December 31, 2007 our common stock traded in a closing price range of $33.93 to $64.84 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•	Quarterly fluctuations in results of our operations;

•	Our ability to successfully commercialize our products;

•	Announcements regarding results of regulatory approval filing, clinical studies or other testing, technological innovations or new products commercialized by us or our competitors;

•	Developments concerning government regulations, proprietary rights or public concern as to the safety of our technology;

•	The execution of new collaborative agreements and material changes in our relationships with our business partners;

•	Market reaction to acquisitions and trends in sales, marketing, and research and development;

•	Rumors or dissemination of false information;

•	Changes in coverage or earnings estimates by analysts;

•	Sales of common stock by existing stockholders; and

•	Economic and political conditions.

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

Delaware Law and Provisions in Our Charter Could Make the Acquisition of Our Company by Another Company More Difficult

Certain provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of our company. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Some provisions of our certificate of incorporation and bylaws allow us to issue preferred stock without any vote or further action by the stockholders, to eliminate the right of stockholders to act by written consent without a meeting, to specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and to eliminate cumulative voting in the election of directors. Some provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of ArthroCare, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease a facility in Austin, Texas, which serves as our corporate headquarters. The Austin, Texas facility is used for general and administrative purposes as well as for research and development activities. Our lease for this building will expire in June 2016.

We lease a facility in Sunnyvale, California for administrative offices, research and development, general and administrative purposes and prototype manufacturing. Our lease for this building will expire in February 2014. We also lease, on a month-to-month basis, a warehouse in a neighboring building in Sunnyvale, California for warehousing and distribution.

As a result of our acquisition of Opus Medical we lease a facility in Irvine, California, which is used for product development and prototype manufacturing associated with the Opus product line. This lease expires at the end of 2011.

Internationally, we lease a facility in Stockholm, Sweden, which serves as our headquarters for international operations. We lease additional international properties in Harrogate, England, for administrative, sales and marketing purposes as well as contributions to the product development process for a portion of our Sports Medicine product line. In Glenfield, England we lease a plant that is used for manufacturing the Rapid Rhino product set and in Opglabbeek, Belgium we lease a facility that is used for a European repair center.  Expiration dates related to these international leases range from two to five years.

In Costa Rica we own a building located in a tax-advantaged business park. This facility serves as our principal manufacturing location for disposable devices.

We believe these facilities, in addition to multiple less significant facilities leased in various countries around the world for sales, marketing and administrative purposes, are sufficient for our operations at least through 2008.

ITEM 3.    LEGAL PROCEEDINGS

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

    While we are not aware of any pending investigation concerning DiscoCare, we are responding to a request from the NASDAQ Stock Exchange regarding DiscoCare.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on The NASDAQ Stock Exchange under the symbol ARTC. The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our Common stock.

	2007
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$40.05	$44.53	$58.99	$64.84
Low	33.93	36.68	43.77	45.97

	2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$48.05	$48.64	$47.88	$48.06
Low	41.03	38.53	39.11	39.92

As of February 19, 2008, there were no outstanding shares of preferred stock and 249 holders of record of 26,585,219 shares of outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2007, our Board of Directors approved a discretionary share repurchase program that allows us to purchase up to $75.0 million of our outstanding common stock on a periodic basis in the open market. Pursuant to the program, in December 2007 we purchased 1,255,982 shares at an average cost of $47.49 per share. In January 2008, we purchased an additional 243,918 shares at an average price of $48.29 per share. We repurchased the shares based on an evaluation of our long-term cash forecast and balance sheet capacity, including anticipated capital requirements.

The description of equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

PERFORMANCE GRAPH

The following graph shows a comparison of total stockholder return for holders of our common stock for the five years ended December 31, 2007 compared with the NASDAQ Stock Exchange, U.S. Index and the NASDAQ Health Services Index. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of medical device companies like ours are subject to a number of market-related factors other than company performance, such as those discussed in “Risk Factors” in Item I above.

*	$100 invested on December 31, 2002 in stock or in index - including reinvestment of dividends. Our most recent fiscal year ended December 31, 2007.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
ArthroCare Corporation	100.00	248.73	325.48	427.82	405.28	487.82
NASDAQ Stock Exchange (U.S.)	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Health Services	100.00	135.61	168.24	184.41	186.06	181.42

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future. Net income for 2005 and net loss for 2004 reflect significant charges related to acquisitions during those periods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Product sales	$307,596	$253,376	$206,533	$147,830	$114,719
Royalties, fees and other	11,646	9,625	7,801	6,318	4,134
Total revenues	319,242	263,001	214,334	154,148	118,853
Gross profit	234,518	186,163	150,128	103,048	80,912
Operating expenses	181,343	143,693	117,069	126,801	72,767
Net income (loss)	43,180	31,675	23,530	(26,189)	7,456
Basic net income (loss) per share	$1.57	$1.21	$0.97	$(1.21)	$0.36
Diluted net income (loss) per share	$1.50	$1.14	$0.89	$(1.21)	$0.34

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities (including long-term portion)	$43,250	$30,756	$23,317	$21,836	$31,318
Working capital	148,348	113,744	98,841	80,912	67,670
Total assets	450,068	375,046	266,978	240,531	138,138
Long-term liabilities	67,393	2,870	4,092	34,290	155
Total stockholders’ equity (1)	340,503	322,503	228,894	175,252	120,648

(1)	We have not declared any cash dividends on our common stock since our inception. We do not anticipate paying cash dividends in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a multi-business medical device company that develops, manufactures and markets minimally invasive surgical products, many of which are based on our patented Coblation® technology. We currently market minimally invasive surgical products across three core business units — ArthroCare Sports Medicine, ArthroCare Spine, and ArthroCare Ear, Nose and Throat, or ENT — but also have developed, manufactured and marketed Coblation-based and complementary products for application in neurology, cosmetic surgery, urology and gynecology, with research continuing in additional areas. In each of our core business units we are focused on driving the application of enabling technologies, primarily for plasma-based soft tissue removal, and increasing the number of minimally invasive procedures being performed.

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

We have received 510(k) clearance from the FDA to market several of our products and several of our products are CE marked, which is a requirement to sell our products in most of Western Europe. Specifically, we have received 510(k) clearance from the FDA to market our Coblation-based Arthroscopic Surgery System, or Arthroscopic System, for use in arthroscopic surgery of the knee, shoulder, ankle, elbow, wrist and hip. In addition, our Arthroscopic System is CE marked for use in arthroscopic surgery. We have also received 510(k) clearances in the United States and a CE mark in Europe to market and sell our Coblation-based Spinal Surgery System for spinal surgery and neurosurgery. We have received 510(k) clearance and a CE mark to market our interventional therapy devices for percutaneous, intraoperative and spinal procedures.  Our ENT Surgery System has received 510(k) clearances from the FDA and a CE mark for use in general head, neck, oral and sinus surgery procedures, including tonsillectomy and adenoidectomy, turbinate reduction to relieve nasal obstruction, and soft tissue removal to treat snoring. The FDA also has cleared our Cosmetic Surgery System for general dermatologic procedures and skin resurfacing in connection with wrinkle reduction procedures. In addition, the Cosmetic Surgery System has received a CE Mark. We also have received 510(k) clearance from the FDA, and applied for a CE mark, to market products based on our Coblation technology for use in urology, gynecology, plastic and reconstructive surgery, orthopedic surgery and general surgery.

Many of ArthroCare’s products are leading edge technologies which have not yet received routine coverage decisions from insurance companies and other payers.  As a result, reimbursement may be dependent on case by case decisions from various private third-party payers.  In 2007, we established a new subsidiary, Device Reimbursement Services, to provide certain of the devices we sell in exchange for an assignment of the right to bill for such devices.  Additionally, in December 2007 we acquired another third-party billing and reimbursement service provider, DiscoCare, Inc.  In addition, we have adopted the ArthroCare Corporation health Care Compliance Program, implementing the key elements of a model health care compliance plan developed by the Office of Inspector General of the United States Department of Health and Human Services, or OIG, which oversees compliance with applicable Federal laws in connection with the payment for products by government funded programs.

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

Revenue Recognition

We recognize product revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104. Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Generally, the criteria are met upon shipment of the Company’s products. For amounts due from third-party payors, revenues are recorded at estimated net amounts due for devices utilized with allowances determined using historical collection amounts for each type of payor. Estimated allowances are adjusted to actual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated allowance percentages each month: historical allowance trends based on actual claims paid by third-party payors; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact allowances. In certain cases, at the customer’s request, we will enter into bill and hold transactions whereby title and risk of loss transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized only after ArthroCare has met all conditions for bill and hold transactions set forth in SAB 104, specifically that ArthroCare has no further performance obligations, that the product is complete and ready for shipment, and that a fixed schedule for delivery of the product is set. As of December 31, 2007, 2006 and 2005, respectively, there were no undelivered bill and hold transactions. Revenue is reported net of a provision for estimated product returns.

We recognize license fees and other revenue over the term of the associated agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Royalties are recognized as earned, generally based on the licensees’ product shipments. The items are classified as royalties, fees and other revenues in the accompanying statements of operations. Amounts billed to customers relating to shipping and handling costs have also been classified as royalties, fees and other revenues and related costs are classified as costs of product sales in the accompanying statements of operations.

We maintain an allowance for doubtful accounts receivable based on our assessment of the collectibility of customer accounts. The Company regularly reviews the allowance, considering such factors as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balances, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. We believe that the allowance for doubtful accounts receivable of $4.0 million at December 31, 2007 is adequate to provide for probable losses associated with accounts receivable.

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

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or FAS 142. As of December 31, 2007, we had recorded goodwill of $166.8 million and other intangible assets of $37.7 million, net of accumulated amortization. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of goodwill or other intangible assets.

We test goodwill for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if impairment indicators are identified. The first step of the goodwill impairment test is a comparison of the fair value of a reporting unit to its carrying value. We estimate the fair values of each reporting unit using discounted cash flow valuation models. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. The estimated fair value of each reporting unit exceeded its respective carrying value in fiscal 2007, indicating the underlying goodwill of each reporting unit was not impaired as of December 31, 2007. Accordingly, we were not required to complete the second step of the goodwill impairment test. The timing and frequency of our goodwill impairment test is based on an ongoing assessment of events and circumstances that would more than likely reduce the fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill balance and conduct formal tests on at least an annual basis or more often when impairment indicators are present. There are various assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results and materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We believe that the assumptions and estimates utilized were appropriate based on the information available to management.

Intangible assets with finite lives are amortized over the estimated useful life of each asset. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. Under Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, intangible assets with finite lives must be tested for potential impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, no events or circumstances have been noted that would indicate the potential for impairment of our intangible assets.

In connection with the ATI acquisition, we made an estimate of $2.4 million related to the valuation of purchased in-process research and development, or IPR&D, projects. Our policy defines IPR&D as the value assigned to those projects which have no alternative future use, including those for which the related products have not reached technological feasibility or have not received regulatory approval. Determining the portion of the purchase price allocated to IPR&D requires significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the amount and timing of future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

    On December 31, 2007, we acquired a third-party billing and reimbursement service provider, DiscoCare, Inc. Since 2006, DiscoCare has been providing surgical devices to facilities, generally at no charge in exchange for the right to bill for such device. ArthroCare paid $24.5 million in cash, net of acquisition costs paid and cash acquired with the potential for future earnouts based on achievement of contractually specified milestones.  In accordance with Emerging Issues Task Force 04-01, Accounting for Preexisting Relationships between the Parties to a Business Combination, we evaluated the purchase as a multiple element contract to separately account for settlement of the preexisting relationship and for the acquisition. Based on our analysis, there was no gain or loss required to be recognized for settling the preexisting relationship. Therefore, the entire purchase price was allocated to the net assets of DiscoCare based on fair market value as of the date of acquisition, primarily accounts receivable, inventory, identified intangible assets, and liabilities assumed with the balance applied to goodwill.

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

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, we have decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, we recognized a $2.1 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

As of December 31, 2007, we had unrecognized tax benefits of approximately $8.4 million, of which $7.6 million, if recognized, would result in a reduction of our effective tax rate. The Company recorded an increase in its unrecognized tax benefits of approximately $0.5 million for the year ended December 31, 2007. Interest and penalties were immaterial as of December 31, 2007 and are included in the unrecognized tax benefits. The Company is subject to audit by the Internal Revenue Service and California Franchise Tax Board for the years 1994 through 2007 and by the Texas State Comptroller for the years 2006 and 2007. As the Company has operations in most other U.S. states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state.   The Company also files income tax returns for non-U.S. jurisdictions; the most significant of which are the UK, Sweden, and Germany. The years open to adjustment for the UK and Germany are 2003 through 2007.  The years open to adjustment for Sweden are 1999 through 2007.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, based on estimated grant date fair values. Stock-based compensation expense recognized under FAS 123R for the years ended December 31, 2007 and 2006 was $10.2 million and $9.8 million, respectively. Stock-based compensation expense relating to restricted stock awards and non-employee stock options for the year ended December 31, 2005 was $1.4 million. There was no stock-based compensation expense related to employee stock options recognized during the year ended December 31, 2005. See Note 11, “Stockholders’ Equity,” in the notes to the consolidated financial statements for additional information.

Upon adoption of FAS 123R, we began estimating the value of employee stock options on the date of grant using the Black Scholes model, as we had previously used for the purpose of disclosing pro forma financial information. The determination of the fair value of share based payment awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility and employee stock option exercise behavior.

The weighted average fair value of stock awards, excluding restricted stock, granted for the year ended December 31, 2007 was $12.21 per share and $6.20 per share for the ESPP, using the Black Scholes model with the following weighted average assumptions:

	Year ended December 31, 2007
	Options	ESPP

Expected term (in years) (1)	3.8	0.5
Expected volatility (2)	33%	35%
Risk-free interest rate (3)	4.7%	4.8%
Expected dividends	-	-

(1)	The expected term assumption for options was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.
(2)
The expected volatility was determined using a blend of implied volatility and historical volatility over the expected term, which we consider a better indictor of expected volatility than using only historical volatility.

(3)	The risk-free interest rate is based upon observed interest rates appropriate for the term of the Company’s awards.

As stock-based compensation expense recognized in the consolidated statement of operations for 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures at a rate of 6.6 percent. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience but actual forfeitures could differ materially and result in volatility in our stock-based compensation expense amounts.

Overview of 2007 Financial Results

Total revenue for the year ended December 31, 2007 was $319.2 million, an increase of 21.4 percent compared to the year-ended December 31, 2006. The increase was driven by the combined performance of all business units. International product sales represented approximately 20.9 percent of net product sales for the year. No single customer accounted for more than 10 percent of our net product sales for the year ended December 31, 2007.

Total operating expenses were approximately $181.3 million for 2007, compared to $143.7 million in 2006. This $37.6 million increase was driven by a combination of factors: approximately $15.4 million represents increased salaries, commissions and other employee-related expenses due to increased headcount, $12.6 million relates to additional commissions and fees related to increased sales volume and new sales agency agreements, $5.5 million is attributable to increased clinical testing, marketing and promotions related to new product lines, and $1.6 million relates to a net increase in legal, accounting and other outside consulting costs.

Our cash, cash equivalents and short-term investments balance at December 31, 2007 was $43.3 million, an increase of approximately $12.5 million from December 31, 2006.

	Results of Operations

	Year Ended December 31,
(Dollar amounts in thousands)	2007		2006		2005
Revenues:
Product sales	$307,596	96.4%	$253,376	96.3%	$206,533	96.4%
Royalties, fees and other	11,646	3.6%	9,625	3.7%	7,801	3.6%

Total revenues	319,242	100.0%	263,001	100.0%	214,334	100.0%
Cost of product sales	84,724	26.5%	76,838	29.2%	64,206	30.0%

Gross profit	234,518	73.5%	186,163	70.8%	150,128	70.0%

Operating expenses:
Research and development	26,886	8.4%	23,247	8.9%	21,015	9.8%
Sales and marketing	123,213	38.6%	91,915	35.0%	75,302	35.1%
General and administrative	24,033	7.5%	21,355	8.1%	12,202	5.7%
Amortization of intangible assets	7,211	2.3%	7,176	2.7%	6,150	2.9%
Acquired in-process research and development costs	—	0.0%	—	0.0%	2,400	1.1%

Total operating expenses	181,343	56.8%	143,693	54.7%	117,069	54.6%

Income from operations	53,175	16.7%	42,470	16.1%	33,059	15.4%
Interest and other income (expense), net	2,184	0.6%	(1,809)	(0.7%)	(2,336)	(1.1%)

Income before income taxes	55,359	17.3%	40,661	15.4%	30,723	14.3%
Income tax provision	12,179	3.8%	8,986	3.4%	7,193	3.3%

Net income	$43,180	13.5%	$31,675	12.0%	$23,530	11.0%

Revenues

Product sales consist principally of sales of disposable devices. Product sales for fiscal 2007 were $307.6 million compared to $253.4 million and $206.5 million in fiscal 2006 and 2005, respectively. Product sales by product market for the periods shown were as follows (dollar amounts in thousands):
	Year Ended December 31,
	2007		2006		2005
Sports Medicine	$189,588	61.6%	$166,665	65.8%	$139,868	67.7%
ENT	73,065	23.8%	59,886	23.6%	43,546	21.1%
Spine	44,653	14.5%	26,635	10.5%	23,110	11.2%
Coblation Technology	290	0.1%	190	0.1%	9	0.0%
Total Product Sales	$307,596	100.0%	$253,376	100.0%	$206,533	100.0%

Product sales by geography for the periods shown were as follows (dollar amounts in thousands):
	Year Ended December 31,
	2007		2006		2005
Americas	$243,209	79.1%	$202,333	79.9%	$164,072	79.4%
United Kingdom	17,561	5.7%	12,478	4.9%	11,863	5.7%
Germany	14,179	4.6%	11,405	4.5%	9,007	4.4%
Rest of World	32,647	10.6%	27,160	10.7%	21,591	10.5%
Total Product Sales	$307,596	100.0%	$253,376	100.0%	$206,533	100.0%

Our sustained increase in direct sales presence has continued to have a positive effect on product sales since inception, as has the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our acquisitions of Atlantech, Parallax, ATI and Opus Medical product lines have continued to have a positive effect on sales growth. We anticipate that disposable device sales will remain a key component of our product sales in the near future.

Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. To achieve increasing disposable device sales in arthroscopy over time, we believe we must continue to penetrate the market in knee procedures, expand physicians’ education with respect to Coblation technology, and continue to work on new product development efforts specifically for knee applications. We believe that, in our more than ten years of product shipments, we have penetrated 30 to 35 percent of the facilities that perform arthroscopic procedures in the United States. We believe that approximately 45 percent of our arthroscopy product sales are being generated by the sale of disposables for use in knee procedures. We expect our sales to continue to be strong in 2008, as we continue to increase our presence in Europe and the South Pacific and benefit from the integration of our acquisitions.

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology, plus shipping and handling costs billed to customers. Royalties, fees, and other revenues increased to $11.6 million in 2007 from $9.6 million and $7.8 million in 2006 and 2005, respectively, as a result of increased sales of our products and growth in the markets for which we receive royalties.

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

Cost of product sales was $84.7 million, or 26.5 percent of total revenues, for 2007, compared to $76.8 million, or 29.2 percent of total revenues, in 2006 and $64.2 million, or 30.0 percent of total revenues, in 2005. Gross product margin as a percentage of sales increased to 72.5 percent in 2007 from 69.7 percent in 2006 and 68.9 percent in 2005. The increase in gross product margin percentage for the year ended December 31, 2007 compared to the same period in 2006 is primarily a result of increased manufacturing efficiencies, a rise in average selling prices, and increased sales volume associated with our higher gross margin products. The favorable increase in gross product margin percentage in 2006 as compared to 2005 is primarily due to an increase in average selling prices accompanied by a decrease in component costs.

Amortization of controllers was $7.4 million in 2007, compared to $6.6 million and $5.8 million in 2006 and 2005, respectively. Controller amortization represented 2.4 percent of product sales in 2007. This is compared to 2006 and 2005, when controller amortization represented 2.6 percent and 2.8 percent of product sales, respectively. The decrease as a percent of cost of sales for 2007 is due to lower controller placements with existing customers in anticipation of our new controller launched in the first quarter of 2008. Cost of product sales for the year ended December 31, 2007 includes $0.7 million of stock-based compensation expense related to employee stock options. In 2006, cost of product sales included $0.6 million of stock-based compensation expense.

We expect gross margin to continue to increase as we continue to increase our average selling prices and improve operating efficiencies.

Operating Expenses

Research and development expense increased in 2007 to $26.9 million, or 8.4 percent of total revenues, from $23.2 million, or 8.9 percent of total revenues, in 2006 and $21.0 million, or 9.8 percent of total revenues, in 2005. The absolute dollar increase in research and development expenses in 2007 compared to 2006 is primarily attributable to $1.9 million in increased clinical testing supplies and services associated with our new products and $1.5 million in additional employee compensation due to increased research and development headcount to support new product development initiatives. The increase in research and development costs in 2006 as compared to 2005 is primarily due to $1.3 million in increased stock compensation expense due to our adoption of FAS 123R, along with a continued investment in our Coblation-based products and in the MDA product line, resulting in an increase of $0.6 million in consulting and outside service costs and $0.2 million in patent-related and product development charges.

We expect research and development expenses to increase through continued expenditures on new product development, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expense increased to $123.2 million, or 38.6 percent of total revenues, in 2007 from $91.9 million, or 35.0 percent of total revenues, in 2006, and from $75.3 million, or 35.1 percent of total revenues, in 2005. The increase for 2007 compared to 2006 related primarily to $12.6 million in additional commissions and fees due to increased sales volume and new sales agency agreements, $7.8 million in additional salaries and employee-related expenses and $5.2 million in additional commissions associated with increased sales and marketing headcount, and $3.6 million in additional marketing costs related to trade shows, samples and demonstrations to promote new product lines. Increased expenses in 2006 as compared to 2005 related primarily to $6.7 million in training and promotion costs, $4.4 million in additional compensation and related expenses associated with our increased direct sales force, $2.7 million in stock-based compensation expense associated with our adoption of FAS 123R, and $2.7 million in settlement fees associated with the Settlement and License Agreement between ArthroCare and MarcTec, LLC (formerly Bonutti IP, LLC).

We anticipate that sales and marketing spending will continue to increase as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to commercialize and market future products. This increase will be partially offset by a reduction in service fees previously paid to DiscoCare which we acquired on December 31, 2007.

General and administrative expense increased in absolute dollars to $24.0 million, or 7.5 percent of total revenues, in 2007, from $21.4 million, or 8.1 percent of total revenues, in 2006 and $12.2 million, or 5.7 percent of total revenues, in 2005. The absolute dollar increase is primarily due to a $1.6 million net increase in legal, accounting and other outside service costs and a $0.9 million increase in employee-related expenses associated with increased headcount in administrative functions. The increase in general and administrative expenses in 2006 as compared to 2005 is primarily due to a net increase of $3.5 million in legal, accounting and other outside services costs, $3.3 million of stock-based compensation expense associated with our adoption of FAS 123R, and $1.6 million of additional compensation and related expenses associated with increasing our headcount in our accounting and other administrative functions.

We expect that general and administrative expenses will remain essentially flat as a percentage of total revenues during 2008 due to continued investments in our infrastructure to support further revenue growth.

Amortization of intangible assets was $7.2 million, or 2.3 percent of total revenues, in 2007, compared with $7.2 million, or 2.7 percent of total revenues, in 2006, and $6.2 million, or 2.9 percent of total revenues, in 2005. The decrease as a percentage of total revenues over the last two years is primarily due to fewer acquisitions of intangible assets during periods of increasing revenues each year since 2005.

Acquired in-process research and development costs (IPR&D) were not incurred during the years ended December 31, 2007 or 2006. During the third quarter of 2005 we incurred $2.4 million of acquired in-process research and development costs in connection with the research and development efforts acquired in our acquisition of substantially all of the assets of ATI. Prior to the acquisition, we did not have a comparable product under development. This expense related to the development of technology for arresting bleeding that had not yet reached technological feasibility at ATI and had no alternative future use. As of December 31, 2005, the research and development of this technology was completed and the Stammberger Foam product, which utilizes this technology, was commercialized for use in ENT procedures.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was a net benefit of $2.2 million in 2007 compared to a net expense of $1.8 million in 2006 and a net expense of $2.3 million in 2005. The $4.0 million increase in net interest income in 2007 is primarily attributable to the funding of our operations through operating cash flows for the majority of 2007 as opposed to borrowing against our credit facility. The $0.5 million decrease in expense in 2006 was primarily attributable to foreign exchange gains in 2006, whereas in 2005 we had foreign exchange losses. We expect to see a net interest expense in 2008 as a result of borrowing $60.0 million against our credit facility in December 2007.

Income Tax Provision

The provision for income taxes was $12.2 million for 2007, compared to $9.0 million for 2006 and $7.2 million for 2005. The effective tax rate was 22.0 percent in 2007, 22.1 percent in 2006 and 23.4 percent in 2005. The yearly improvement in our tax rate from 2005 to 2007 is primarily due to the continued expansion of business activities in our Costa Rica operations and tax credits for research and development activities.

Liquidity and Capital Resources

As of December 31, 2007, we had $148.3 million in working capital, compared to $113.7 million at December 31, 2006. Our principal sources of liquidity consisted of $43.3 million in cash, cash equivalents, and short-term investments at December 31, 2007. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of corporate bonds.

Cash generated by operating activities in 2007 was $52.7 million, as compared to $43.8 million in 2006 and $37.2 million in 2005. The cash generated in 2007 was primarily attributable to $43.2 million of net income, $21.2 million of depreciation and amortization and $10.2 million of stock based compensation, partially offset by $23.8 million in increased accounts receivable and $6.2 million in increased inventory. The cash generated in 2006 was primarily attributable to $31.7 million of net income and non-cash items such as $21.3 million of depreciation and amortization and stock-based compensation of $9.8 million, partially offset by a $17.2 million increase in accounts receivable and $8.6 million in increased inventory. The cash generated in 2005 was primarily attributable to $23.5 million in net income adjusted for non-cash items, including $16.8 million of depreciation and amortization and $9.6 million in income tax benefits related to employee stock options, partially offset by increases in accounts receivable and inventories of $14.8 million and $7.7 million, respectively.

Cash used in investing activities was $49.9 million in 2007, as compared to $86.5 million in 2006 and $16.4 million in 2005. Cash used in investing activities in 2007 was primarily due to $26.5 million for purchases of intangible assets and other purchase business combinations, $20.2 million for purchases of property and equipment, and $14.8 million in payments to ATI shareholders in satisfaction of acquisition-related contractual contingencies, partially offset by $12.8 million in sales of available-for-sale securities. Cash used in investing activities in 2006 was primarily due to a $55.2 million payment to former Opus Medical shareholders, $17.2 million for the purchase of property and equipment, and $26.9 million for the purchase of available-for-sale securities, partially offset by $15.0 million of sales of available-for-sale securities. Cash used in investing activities in 2005 was primarily due to the $10.0 million payment made for the purchase of ATI’s assets in August 2005, accompanied by $9.6 million associated with the capitalization of controllers and $3.7 million in fixed asset investments, offset by net sales of $7.4 million in available for sale securities.

The fair value of our investments in marketable securities at December 31, 2007 was $3.9 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds.

Cash provided by financing activities was $22.8 million in 2007, as compared to $37.7 million in 2006 and $11.2 million in cash used in financing activities in 2005. Cash provided by financing activities in 2007 was due primarily to $60.0 million in proceeds from borrowings against our revolving line of credit, $14.3 million of proceeds from stock option purchases, and $7.8 million in tax benefits related to stock option expenses, partially offset by $59.6 million used for the purchase of shares of our common stock on the open market. Cash provided by financing activities in 2006 was primarily due to $28.1 million of proceeds from stock option purchases and a $9.5 million tax benefit related to the stock option expenses. Cash used in financing activities in 2005 was primarily due to $28.9 million of loan repayments, partially offset by $16.5 million of proceeds from stock option exercises.

On January 13, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks (collectively, the “Lenders”). Under the terms of the Credit Agreement, we may borrow up to $100.0 million under a revolving line of credit from the named Lenders at the lead Lender’s Prime Rate or the British Bankers Association LIBOR Rate, plus a spread. The spread over the Prime Rate or LIBOR Rate is determined by the Company’s leverage ratio, as defined in the Credit Agreement. In December 2007, in connection with our purchase of shares of our common stock on the open market, we borrowed $60.0 million against the line of credit. At December 31, 2007, we had $60.0 million in outstanding balances under the Credit Agreement and the weighted average interest rate applicable to borrowings under the Credit Agreement was 5.5 percent.

The Credit Agreement has a five-year maturity and includes additional terms under which we may request an increase of up to $75.0 million in commitments from the Lenders, as business needs dictate. The Credit Agreement also contains various covenants that specify minimum or maximum financial ratios.  We were in compliance with all such covenants at December 31, 2007.

Disclosures about Contractual Obligations and Commercial Commitments

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, expensing of stock options, and the timing of tax and other payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors. The following table aggregates all material contractual obligations and commercial commitments that affected our financial condition and liquidity as of December 31, 2007:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations	$60,000	$—	$—	$60,000	$—
Operating lease obligations	15,368	3,158	4,651	3,582	3,977
Purchase commitments with suppliers (1)	12,169	6,297	4,088	1,784	—
Total	$87,537	$9,455	$8,739	$65,366	$3,977

(1) Represents agreements to purchase products that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased and the approximate timing of the payments.

We believe that the above-described credit and term facilities, in addition to cash generated from operations, as well as our existing cash balances and short-term investments, will be sufficient to fund our operations through fiscal year 2008 and in the near future. Our future liquidity and capital requirements will depend on numerous factors, including our success in commercializing our products, development and commercialization of products in fields other than arthroscopy, the ability of our suppliers to continue to meet our demands at current prices, obtaining and enforcing patents important to our business, the status of regulatory approvals and competition.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for us beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. We do not believe that FAS 157 will have a material effect on our operating results or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115, or FAS 159. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the impact of FAS 159 on our operating results and financial position. We do not believe that FAS 159 will have a material effect on our operating results or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combination, or  FAS 141R. FAS 141R is effective for us as of January 1, 2009 and is applied prospectively for business combinations completed after January 1, 2009. Under FAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. FAS 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. FAS 141R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination completed after January 1, 2009.

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

The table below presents principal amounts and related weighted average interest rates as of December 31, 2007 for our cash, cash equivalents, and short-term investments (in thousands):

Cash, cash equivalents, and short-term investments	$43,250
Average interest rate	3.9%

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

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. In 2007, most of these currencies strengthened relative to the U.S. Dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents in 2007 are denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, British Pounds, Swedish Krona, Australian Dollars and Costa Rican Colones. A 10 percent change in the December 31, 2007 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.8 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2007. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management, including our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of business conduct and ethics, or code of conduct, containing general guidelines for conducting our business consistent with the highest standards of business ethics. The code of conduct is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under as well as under applicable rules of the NASDAQ Stock Exchange. Our code of conduct is available on the Investor Relations section of our website (www.arthrocare.com). To the extent required by law or the rules of the NASDAQ Stock Exchange, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the Investor Relations section of our website in accordance with SEC rules.

All additional information required by this item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act of 1934, as amended, in connection with our annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this item is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,249,851	$29.11	804,001
Equity compensation plans not approved by security holders (2)	745,394	$27.79	19,906
Total	2,995,245	$28.78	823,907

(1)	Includes 72,756 shares remaining available for future issuance under the Company’s Employee Stock Purchase Plan.
(2)	Consists of shares issuable under our Amended and Restated Non-statutory Option Plan, which does not require the approval of, and has not been approved by, our stockholders.

AMENDED AND RESTATED NONSTATUTORY OPTION PLAN

The Company’s Amended and Restated Nonstatutory Option Plan (the “NSO Plan”) provides for the grant of options to employees and consultants of the Company. The Board of Directors of the Company initially adopted the NSO Plan in May 1999. As of December 31, 2007, a total of 3,550,000 shares of common stock are reserved for issuance under the NSO Plan, options for 893,295 were outstanding under the NSO Plan, and 19,906 shares remained available for future grants. The NSO Plan is not required to be and has not been approved by the Company’s stockholders.

Options granted under the NSO Plan will be non-statutory stock options. Incentive stock options, within the meaning of Section 422 of the Code, may not be granted under the NSO Plan. The NSO Plan also authorizes the grant of stock purchase rights to our employees and consultants.

Eligibility; Administration.    The NSO Plan provides that awards may be granted to employees and consultants of the Company or any parent or subsidiary of the Company. However, officers and directors of the Company are not eligible to receive awards under the NSO Plan. As of December 31, 2007, approximately 1,074 people were eligible to participate in the NSO Plan. The NSO Plan may be administered by the Board or Board Committees (the “Administrator”). The Administrator of the NSO Plan will have full power to select, from among the employees and consultants of the Company eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to any participant and to determine the specific terms of each grant, subject to the provisions of the NSO Plan. The interpretation and construction of any provision of the NSO Plan by the Administrator will be final and conclusive.

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

2.  Financial Statement Schedule.    The following financial statement schedule of the company as of and for the years ended December 31, 2007, 2006 and 2005, is included in Part IV of this Report on the pages indicated. This financial statement schedule should be read in conjunction with the consolidated financial statements, and notes thereto, of the Company.

Schedule	Title	Page
II	Valuation and Qualifying Accounts	69

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

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

10.40†	Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated December 19, 2003.

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

10.45†
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

10.51†	First Amendment to Amended and Restated Credit Agreement between the Registrant, Bank of America, N.A. and Wells Fargo Bank, National Association, dated March 30, 2005.

10.52†
Settlement and License Agreement between the Registrant, ArthroCare Caymans, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Registrant and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.53†
Settlement and Distribution Agreement between the Registrant, ArthroCare Caymans, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Registrant and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.54 *	2006 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.54 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006).

10.55 *	2006 Director Compensation Plan (Incorporated herein by reference to Exhibit 10.55 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006).

10.56	Credit Agreement between the Registrant, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006.

10.57	Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.58 to the Registrant’s Current Report on Form 8-K filed on May 25, 2006).

10.58	Lease Agreement between Lantana Office properties I, L.P. and the Registrant (Incorporated herein by reference to Exhibit 10.57 to the Registrant’s Quarterly Report on 10-Q filed on June 30, 2006).

10.59
Employment Agreement between the Registrant and Mike Baker, effective January 1, 2007 (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2006).

10.60†	Settlement and License Agreement between the Registrant, ArthroCare Corporation Cayman Islands and MarcTec, LLC effective January 3, 2007.

10.61 *	2007 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.61 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007).

10.62	Certificate of Amendment of the Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007).

10.63 *
Form of “Amended VP Continuity Agreement” between ArthroCare Corporation and its vice presidents (Incorporated herein by reference to Exhibit 10.61 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

10.64 *
Form of “Amended Senior VP Continuity Agreement” between ArthroCare Corporation and its senior vice presidents (Incorporated herein by reference to Exhibit 10.62 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007).

10.65††	Stock Purchase Agreement, dated as of December 31, 2007 by and among ArthroCare Corporation and DiscoCare, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to portions of this exhibit.
††	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArthroCare Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for stock-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 29, 2008

ARTHROCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$39,375	$15,531
Short-term investments	3,875	15,225
Accounts receivable, net of allowances of $3,980 and $2,701 at 2007 and 2006, respectively	69,924	61,935
Inventories, net	61,776	51,542
Deferred tax assets	10,406	13,795
Prepaid expenses and other current assets	5,164	5,389
Total current assets	190,520	163,417

Property and equipment, net	43,405	36,071
Related party receivables	—	500
Intangible assets, net	37,705	35,982
Goodwill	166,771	137,831
Deferred tax assets	4,940	—
Other assets	6,727	1,245
Total assets	$450,068	$375,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,876	$12,993
Accrued liabilities	12,909	26,347
Accrued compensation	12,727	7,906
Deferred tax liabilities	530	—
Income taxes payable	130	2,427
Total current liabilities	42,172	49,673

Notes payable	60,000	—
Deferred tax liabilities	383	1,991
Other non-current liabilities	7,010	879
Total liabilities	109,565	52,543

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares;
Issued and outstanding: none	—	—
Common stock, par value $0.001: Authorized: 75,000 shares;
Issued and outstanding: 26,808 shares at 2007 and 27,394 shares at 2006	27	27
Treasury stock: 3,936 shares at 2007 and 2,692 shares at 2006	(100,682)	(41,644)
Additional paid-in capital	360,374	324,823
Accumulated other comprehensive income	2,382	1,992
Retained earnings	78,402	37,305
Total stockholders’ equity	340,503	322,503
Total liabilities and stockholders’ equity	$450,068	$375,046

The accompanying notes are an integral part of these consolidated financial statements.

 ARTHROCARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product sales	$307,596	$253,376	$206,533
Royalties, fees and other	11,646	9,625	7,801
Total revenues	319,242	263,001	214,334
Cost of product sales	84,724	76,838	64,206
Gross profit	234,518	186,163	150,128
Operating expenses:
Research and development	26,886	23,247	21,015
Sales and marketing	123,213	91,915	75,302
General and administrative	24,033	21,355	12,202
Amortization of intangible assets	7,211	7,176	6,150
Acquired in-process research and development costs	—	—	2,400
Total operating expenses	181,343	143,693	117,069
Income from operations	53,175	42,470	33,059
Interest income	2,101	1,376	631
Interest expense	(977)	(2,423)	(1,593)
Other income (expense), net	1,060	(762)	(1,374)
Income before income taxes	55,359	40,661	30,723
Income tax provision	12,179	8,986	7,193
Net income	$43,180	$31,675	$23,530
Basic net income per share	$1.57	$1.21	$0.97
Shares used in computing basic net income per share	27,452	26,207	24,375
Diluted net income per share	$1.50	$1.14	$0.89
Shares used in computing diluted income per share	28,870	27,900	26,407

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock Amount	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Comprehensive Income
Balances, December 31, 2004	24,086	$24	$(42,158)	$238,355	$(2,477)	$(592)	$(17,900)	$175,252
Issuance of common stock through:
Exercise of options	1,020	1	—	16,459	—	—	—	16,460
Employee stock purchase plan	48	—	—	1,291	—	—	—	1,291
Issuance of restricted stock	101	—	—	3,392	(3,392)	—	—	—
Stock compensation	—	—	—	90	1,326	—	—	1,416
Income tax benefit resulting from exercise of stock options	—	—	—	9,583	—	—	—	9,583
Currency translation adjustment	—	—	—	—	—	1,362	—	1,362	$1,362
Net income	—	—	—	—	—	—	23,530	23,530	23,530
Balances, December 31, 2005	25,255	25	(42,158)	269,170	(4,543)	770	5,630	228,894	$24,892

Issuance of common stock through:
Exercise of options and restricted stock	1,955	2	—	28,095	—	—	—	28,097
Employee stock purchase plan	4	—	—	151	—	—	—	151
Shares issued for Opus Medical	180	—	—	8,054	—	—	—	8,054
Contributions to employee benefit plan	—	—	514	—	—	—	—	514
Stock compensation	—	—	—	10,052	—	—	—	10,052
Income tax benefit resulting from exercise of stock options	—	—	—	13,844	—	—	—	13,844
Reclassification at adoption of FAS 123R	—	—	—	(4,543)	4,543	—	—	—
Currency translation adjustment	—	—	—	—	—	1,222	—	1,222	$1,222
Net income	—	—	—	—	—	—	31,675	31,675	31,675
Balances, December 31, 2006	27,394	27	(41,644)	324,823	—	1,992	37,305	322,503	$32,897

Issuance of common stock through:
Exercise of options and restricted stock	638	1	—	14,297	—	—	—	14,298
Employee stock purchase plan	7	—	—	306	—	—	—	306
Contributions to employee benefit plan	25	—	607	—	—	—	—	607
Stock compensation	—	—	—	10,279	—	—	—	10,279
Income tax benefit resulting from exercise of stock options	—	—	—	10,669	—	—	—	10,669
Purchase of common stock	(1,256)	(1)	(59,645)	—	—	—	—	(59,646)
Reclassification at adoption of FIN 48	—	—	—	—	—	—	(2 ,083)	(2,083)
Currency translation adjustment	—	—	—	—	—	390	—	390	$390
Net income	—	—	—	—	—	—	43,180	43,180	43,180
Balances, December 31, 2007	26,808	$27	$(100,682)	$360,374	$—	$2,382	$78,402	$340,503	$43,570

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$43,180	$31,675	$23,530
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development projects	—	—	2,400
Depreciation and amortization	21,203	21,339	16,768
Provision for doubtful accounts receivable and product returns	2,498	1,887	1,111
Provision for inventory reserves	3,760	4,191	856
Non-cash stock compensation expense	10,215	9,824	1,416
Deferred taxes	(630)	(4,741)	(5,871)
Income tax benefit relating to employee stock options	(7,811)	(9,476)	9,583
Other	(714)	351	1,135
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(23,765)	(17,200)	(14,753)
Inventories	(6,155)	(8,617)	(7,655)
Prepaid expenses and other current assets	220	(2,049)	1,290
Other assets	(4,965)	197	28
Accounts payable	2,736	1,121	3,397
Accrued liabilities	4,568	3,131	317
Income taxes payable	8,372	12,167	3,626
Net cash provided by operating activities	52,712	43,800	37,178
Cash flows from investing activities:
Payments for purchases of property and equipment	(20,198)	(17,240)	(13,281)
Payments for business combinations and purchases of intangible assets	(41,267)	(57,307)	(10,521)
Payments for purchases of available-for-sale securities	(1,301)	(26,926)	—
Proceeds from sales of available-for-sale securities	12,839	15,000	7,400
Net cash used in investing activities	(49,927)	(86,473)	(16,402)
Cash flows from financing activities:
Payments on notes payable	—	(38,500)	(28,928)
Proceeds from notes payable	60,000	38,500	—
Payments for purchases of treasury stock	(59,646)	—	—
Proceeds from issuance of common stock, net of issuance costs	306	151	1,291
Proceeds from exercise of options to purchase common stock, net of issuance costs	14,298	28,097	16,460
Income tax benefit relating to employee stock options	7,811	9,476	—
Net cash provided by (used in) financing activities	22,769	37,724	(11,177)
Effect of exchange rate changes on cash and cash equivalents	(1,710)	(237)	(718)
Net increase (decrease) in cash and cash equivalents	23,844	(5,186)	8,881
Cash and cash equivalents, beginning of year	15,531	20,717	11,836
Cash and cash equivalents, end of year	$39,375	$15,531	$20,717

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - FORMATION AND BUSINESS OF THE COMPANY

ArthroCare Corporation (“ArthroCare” or the “Company”) was incorporated on April 29, 1993 and its principal operations commenced in August 1995. The Company designs, develops, manufactures and markets medical devices for use in soft-tissue surgery. Its products are based on the Company’s patented soft-tissue surgical controlled ablation technology, which it calls Coblation technology. Coblation technology involves an innovative use of a non-thermal process and has the capability of performing at temperatures lower than traditional electrosurgical tools. ArthroCare’s strategy includes applying Coblation technology to a broad range of soft-tissue surgical markets, including sports medicine, spinal surgery, cavity surgery, neurosurgery, cosmetic surgery, ear, nose and throat, or ENT, surgery, gynecology, urology, general surgery and various cardiology applications. ArthroCare is a global company with manufacturing facilities in Costa Rica and the United States and sales offices in the United States, Europe and the South Pacific.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The consolidated financial statements include the accounts of ArthroCare and all of its wholly-owned subsidiaries. All significant intra-company transactions and accounts have been eliminated. The Company uses the calendar year as its fiscal year.

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

Short-term Investments.    Short-term investments consist primarily of corporate bonds with readily determinable fair market values. The Company’s investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. For the years ended December 31, 2007, 2006 and 2005, the Company had no significant realized gains or losses.

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

Revenue Recognition and Allowance for Doubtful Accounts.    The Company recognizes product revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104. Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed and determinable and collectibility is reasonably assured. Generally, the criteria are met upon shipment of the Company’s products. For amounts due from third-party payors, revenues are recorded at estimated net amounts due for devices utilized with allowances determined using historical collection amounts for each type of payor. Estimated allowances are adjusted to actual allowances as cash is received and claims are reconciled. We evaluate the following criteria in developing the estimated allowance percentages each month: historical allowance trends based on actual claims paid by third-party payors; consideration and analysis of changes in payor mix reimbursement levels; and other issues that may impact allowances. In certain cases, at the customer’s request, we will enter into bill and hold transactions whereby title and risk of loss transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized only after ArthroCare has met all conditions for bill and hold transactions set forth in SAB 104, specifically that ArthroCare has no further performance obligations, that the product is complete and ready for shipment, and that a fixed schedule for delivery of the product is set. As of December 31, 2007, 2006 and 2005, there were no undelivered bill and hold transactions. Revenue is reported net of a provision for estimated product returns.

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

The Company maintains an allowance for doubtful accounts receivable based on our assessment of the collectibility of customer accounts. The Company regularly reviews the allowance, considering such factors as historical collection experience, a customer’s current credit-worthiness, customer concentrations, the age of the receivable balances, both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates. The Company believes that the allowance for doubtful accounts of $4.0 million at December 31, 2007 is adequate to provide for probable losses associated with accounts receivable.

Goodwill.    The Company’s methodology for allocating the purchase price relating to business acquisitions is consistent with established valuation techniques in the medical device industry. Goodwill is measured as the excess of the cost of the business acquired over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or FAS 142, the Company performs an annual impairment test of goodwill. The Company evaluates goodwill in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As required by FAS 142, the impairment test is accomplished using a two-stepped approach. The first step screens for impairment and, when impairment is indicated, a second step is employed to measure the impairment. Using data as of December 31, 2007, the first step did not indicate an impairment of goodwill and based on other risk factors reviewed by the Company, no impairment of the goodwill balance was considered necessary.

Long-Lived Assets.    Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which are generally less than ten years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

Treasury Stock. Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity.

Research and Development.    Research and development costs consist mostly of payroll expenses and prototype development costs and are charged to operations as incurred.

Advertising Expense.    Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $5.0 million, $4.0 million and $3.9 million in 2007, 2006 and 2005, respectively.

Stock-Based Compensation.    Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or FAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, or ESPP, based on estimated fair values. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period. Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. Under APB 25, when the Company issued options to its employees with an exercise price equal to the market value of the underlying common stock on the date of grant or issuance, no stock-based compensation costs were recorded. In the event stock-based awards were issued with an exercise price that was less than the market value of the underlying common stock on the date of grant or issuance, the Company recorded deferred compensation expense in an amount equivalent to the difference between the market value and the exercise price of the award.

The Company elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, stock-based compensation expense for the year ended December 31, 2005 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, Accounting for Stock-Based Compensation. Stock-based compensation for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Foreign Currency Translation.    Certain of the Company’s wholly-owned subsidiaries have functional currencies other than the U.S. dollar. Accordingly, all balance sheet accounts of these operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly as a separate component of stockholders’ equity under the caption “accumulated other comprehensive income (loss).”

For our other non-U.S. operations which have a functional currency of the U.S. dollar, all monetary assets and liabilities of these foreign operations are remeasured into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are remeasured using historical rates of exchange. Income and expense elements are remeasured into U.S. dollars using average exchange rates in effect during the period.

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

The Company’s products require approval from the United States Food and Drug Administration, or FDA, and international regulatory agencies prior to the commencement of commercial sales. There can be no assurance that its products will receive any of these required approvals. If the Company were denied such approvals, or if such approvals were delayed, it would have a material adverse impact on its business.

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

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, we have decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, we recognized a $2.1 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Reclassifications.    Certain reclassifications have been made to prior year balances to conform to the current year’s presentation. The effect of such reclassifications is not material to the consolidated financial statements.

Accounting Pronouncements.     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. The Company is currently in the process of evaluating the impact of adopting FAS 157 on its operating results and financial position. The Company does not believe that FAS 157 will have a material effect on its operating results or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115, or FAS 159. The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The Company does not believe that FAS 159 will have a material effect on its operating results or financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or FAS 141R. FAS 141R is effective for the Company as of January 1, 2009 and is applied prospectively for business combinations completed after January 1, 2009. Under FAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. FAS 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. FAS 141R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination completed after January 1, 2009.

NOTE 3 - SHORT-TERM INVESTMENTS

Short-term investments were acquired at an aggregate cost of $3.9 million and $15.2 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company’s short-term investments consisted primarily of corporate bonds. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented.

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value, and all those which have original maturities beyond one year have interest reset maturities of less than thirty-five days.

NOTE 4 - COMPUTATION OF NET INCOME PER SHARE

Basic net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of shares of common stock outstanding and potential shares of common stock when they are dilutive. The following is a reconciliation of the numerator, net income, and the denominator, number of shares, used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net income	$43,180	$31,675	$23,530
Basic:
Weighted-average common shares outstanding	27,452	26,207	24,375
Basic net income per share	$1.57	$1.21	$0.97
Diluted:
Weighted-average shares outstanding used in basic calculation	27,452	26,207	24,375
Dilutive effect of options	1,282	1,453	1,933
Dilutive effect of unvested restricted stock	136	240	99
Weighted-average common stock and common stock equivalents	28,870	27,900	26,407
Diluted net income per share	$1.50	$1.14	$0.89
Options excluded from calculation as their effect would be anti-dilutive	585	370	142
Price range of excluded options	$46.82 - $54.15	$43.68-$48.56	$34.03-$48.56

NOTE 5 - INVENTORY

The following summarizes the Company’s inventories (in thousands):

	December 31,
	2007	2006

Raw materials	$11,201	$12,126
Work-in-progress	4,308	4,949
Finished goods	52,040	38,605
	67,549	55,680
Inventory reserves	(5,773)	(4,138)
Inventories, net	$61,776	$51,542

The provision for inventory reserves for the years ended December 31, 2007, 2006 and 2005 was $3.8 million, $4.2 million and $0.9 million, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands, except lives):

			Estimated
	December 31,		Useful Lives
	2007	2006	(Years)

Controller placements	$59,593	$54,909	3 to 4
Computer equipment and software	15,578	16,795	3 to 5
Machinery and equipment	11,665	10,994	5
Furniture, fixtures and leasehold improvements	10,386	6,478	5 (a	)
Construction in process	8,520	3,161	—
Building and improvements	5,991	5,287	30
Tooling and molds	5,430	1,922	5
Land	745	745	—
	117,908	100,291
Less accumulated depreciation	(74,503)	(64,220)
Property and equipment, net	$43,405	$36,071

(a)	The estimated useful life for leasehold improvements is the shorter of 5 years or the life of the lease.

Depreciation expense related to ArthroCare’s property and equipment was $13.8 million, $14.2 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2005	$59,170
Acquisitions and purchase accounting adjustments	77,122
Translation adjustments and other	1,539
Balance at December 31, 2006	137,831
Acquisitions and purchase accounting adjustments	28,675
Translation adjustments and other	265
Balance at December 31, 2007	$166,771

    In 2006, the Company adjusted the purchase price of the ATI acquisition by $13.3 million for the expected additional payments that were to be made to ATI shareholders in 2007 based on the net revenues earned by the Company from the acquired business. The additional accrual increased the goodwill balance associated with the ATI acquisition. In addition, during 2006, the goodwill balances related to the MDA and Opus acquisitions increased by $0.4 million and $63.2 million, respectively, to reflect payments made to former shareholders based on the satisfaction of contractual contingencies. In 2007, the Company adjusted the goodwill balance associated with its acquisition of ATI by an additional $1.5 million and paid the shareholders of ATI $14.8 million in satisfaction of the remaining contractual obligations associated with the acquisition. The remainder of the increases in goodwill related to the 2007 DiscoCare acquisition as well as other acquisitions, which were immaterial both individually and in the aggregate, and foreign currency translation adjustments related to goodwill.

Intangible assets with definite lives

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business, and all of the Company’s intangible assets are subject to amortization ratably over their estimated useful lives. Intangible assets consist of the following (in thousands):

	December 31,		Estimated
	2007	2006	Useful Life
Intellectual property rights	$30,826	$31,300	8 years
Patents	11,700	11,700	8 years
Trade name/trademarks	6,800	4,800	7-8 years
Distribution/customer relationships and backlog	6,042	5,785	1-5 years
Licensing, employment and non-competition agreements	2,588	1,685	1-10 years
	57,956	55,270
Accumulated amortization	(20,251)	(19,288)
Net intangible assets	$37,705	$35,982

Total amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $7.2 million, $7.2 million and $6.2 million, respectively.

Estimated future amortization expense is as follows (in thousands):

2008	$10,538
2009	6,737
2010	6,630
2011	6,608
2012	5,205
Thereafter	1,987
$37,705

NOTE 8 - ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	December 31,
	2007	2006
Accrued liabilities:
Accrued acquisition costs	$1,639	$14,992
Accrued dealer commissions	2,592	2,816
Accrued legal fees	502	3,225
Accrued professional fees and other	8,176	5,314
	$12,909	$26,347

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. At December 31, 2007, total future minimum lease payments were as follows (in thousands):

2008	$3,158
2009	2,499
2010	2,152
2011	1,977
2012	1,605
Thereafter	3,977
$15,368

Rent expense was $5.6 million, $3.5 million and $2.1 million in 2007, 2006 and 2005, respectively.

Purchase Commitments

In the ordinary course of business, the Company enters into agreements to purchase materials in the future that are enforceable, legally binding and specify terms with fixed or minimum quantities to be purchased and the approximate timing of the payments. At December 31, 2007, total future minimum purchase commitments with suppliers were as follows (in thousands):

2008	$6,297
2009	2,174
2010	1,914
2011	1,784
2012	—
$12,169

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

The following table describes the activity in ArthroCare’s warranty accrual (in thousands):

	Year ended December 31,
	2007	2006	2005
Balance at beginning of year	$250	$175	$207
Accruals for warranties issued during the period	1,856	1,078	929
Settlements made during the period	(1,665)	(1,003)	(961)
Balance at end of year	$441	$250	$175

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

Defending and prosecuting intellectual property suits, United States Patent and Trademark office, or USPTO, interference proceedings and related legal and administrative proceedings is generally costly and time-consuming. Further litigation may be necessary to enforce the Company’s patents, to protect its trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary right of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which ArthroCare may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which would have a material adverse effect on the Company’s business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. There can be no assurance ArthroCare can obtain any necessary licenses on satisfactory terms, if at all.

Contingent Consideration

Certain of the Company’s agreements for purchase business combinations and intangible asset purchases include provisions to provide additional consideration if contractually specified conditions related to the acquired business or assets are achieved. At December 31, 2007, liabilities have been recorded for conditions which have been met or are expected to be met based on current information available.

NOTE 10 - DEBT

On January 13, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks (collectively, the “Lenders”). Under the terms of the Credit Agreement, the Company may borrow up to $100.0 million under a revolving line of credit from the named Lenders at the lead Lender’s Prime Rate or the British Bankers Association LIBOR Rate, plus a spread. The spread over the Prime Rate or LIBOR Rate is determined by the Company’s leverage ratio, as defined in the Credit Agreement. In connection with the Company’s repurchase of outstanding common stock, the Company borrowed $60.0 million in December 2007. At December 31, 2007, the Company had $60.0 million in outstanding balances under the Credit Agreement and the weighted average interest rate applicable to borrowings under the Credit Agreement was 5.5 percent. The estimated fair value of this debt approximates the carrying value presented in our consolidated balance sheet based on discounting the expected future cash flows using current market rates as of December 31, 2007.

Future contractual debt payments are as follows:

2008	$—
2009	—
2010	—
2011	60,000
2012	—
$60,000

The Credit Agreement has a five-year maturity and includes additional terms under which the Company may request an increase of up to $75.0 million in commitments from the Lenders, as business needs dictate. The Credit Agreement also contains various covenants that specify minimum or maximum financial ratios.  The Company was in compliance with all such covenants at December 31, 2007.

NOTE 11 - STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2007, 5,000,000 shares of preferred stock were authorized and no preferred stock was issued and outstanding.

Treasury Stock

In 2007, the Board of Directors authorized the purchase of up to $75.0 million in shares of the Company’s common stock. In December 2007, the Company purchased 1,255,982 treasury shares at a cost of $59.6 million and in January 2008, the Company purchased an additional 243,918 treasury shares at a cost of $11.8 million. The Company repurchased shares based on an evaluation of the Company’s long-term cash forecast and balance sheet capacity, including anticipated capital requirements.

In 2007 and 2006, the Company issued 12,102 shares at a value of $0.6 million and 12,633 shares at a value of $0.5 million, respectively, in order to fulfill the Company’s obligations to match employees’ 401(k) contributions with shares of Company stock.

Stock Option Plans

In August 1999, the Company adopted the Nonstatutory Option Plan, or the 1999 Plan. In June 2001, it authorized an amendment to the plan, effective April 26, 2001, increasing the aggregate number of shares authorized under the 1999 Plan to 3,550,000. As of December 31, 2007, 19,906 shares remained available for future grant under the 1999 Plan.

In May 2003, the Company adopted the 2003 Incentive Stock Plan, or the 2003 Plan, under which the Board of Directors is authorized to grant incentive and nonstatutory stock option awards and restricted stock awards to employees and consultants. In May 2004, the Company’s stockholders approved an amendment to the 2003 Plan to increase the number of shares available for issuance by 750,000 shares, to a total of 1,250,000 shares. In May 2006, the Company’s stockholders approved an amendment to the 2003 plan to increase the number of shares available for issuance by 1,250,000, to a total of 2,500,000. Options granted under the 2003 Plan generally become exercisable over a 48-month period and restricted stock awards generally become exercisable over a 60-month period. As of December 31, 2007, the Company had 731,245 shares available for future grant under the 2003 Plan.

The 1999 Plan and the 2003 Plan authorize the Company to issue Stock Appreciation Rights, or SARs, to directors, employees and consultants of the Company. SARs granted under the plans have an expiration term of seven years and generally become exercisable over a 48 month period.

All options and awards granted under each of the Company’s plans have a legal life of seven years, effective February 2005. Prior to that, options granted had a legal life of 10 years from the grant date.

Employee Stock Purchase Plan.    In December 1995, ArthroCare approved the ESPP and reserved 300,000 shares of common stock for issuance thereunder. In May 2004, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for issuance by 150,000 shares, to a total of 450,000 shares. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10 percent of base compensation to the semi-annual purchase of shares of ArthroCare common stock. In February 2006, the Company amended the ESPP to increase the purchase price from 85 percent to 95 percent of the fair market value at certain plan-defined dates. During the years ended December 31, 2007 approximately 7,461 shares were issued under the Company’s ESPP. As of December 31, 2007, approximately 72,756 shares remained available for future grant under the ESPP.

Plan Activity

Stock option and stock appreciation rights activity for all plans for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands, except per share data):

Awards Outstanding
Number of Shares	Weighted-Average Exercise Price
Balance as of December 31, 2004	5,361,319	$17.40
Awards granted	609,384	31.55
Awards exercised	(1,020,303)	16.12
Awards canceled/forfeited	(131,345)	18.30
Balance as of December 31, 2005	4,819,055	19.50
Awards granted	459,034	45.23
Awards exercised	(1,877,759)	14.93
Awards canceled/forfeited	(224,069)	31.43
Balance as of December 31, 2006	3,176,261	24.94
Awards granted	647,264	37.92
Awards exercised	(747,827)	20.48
Awards canceled/forfeited	(80,453)	28.74
Balance as of December 31, 2007	2,995,245	28.78

Net cash proceeds from the exercise of stock option awards were $14.3 million, $28.1 million, and $16.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For the year ended December 31, 2007, there was $13.8 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Company’s stock plans related to stock option awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2007, 2.8 million awards were vested or expected to vest with a weighted average exercise price of $28.26. At December 31, 2007, the aggregate intrinsic value associated with these options was $56.3 million.

Awards outstanding and currently exercisable by exercise price for all plans at December 31, 2007 were as follows:

	Outstanding Awards			Exercisable Awards
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of December 31, 2007	Weighted Average Exercise Price
$5.56 - $13.29	278,564	4.23	$11.28	278,564	$11.28
$13.31 - $17.30	256,937	4.85	$14.41	256,937	$14.41
$17.38 - $22.46	260,598	3.46	$19.31	252,976	$19.25
$22.60 - $24.38	320,449	4.25	$23.36	308,675	$23.33
$24.50 - $27.56	336,102	4.99	$26.33	318,715	$26.32
$27.75 - $31.00	297,159	5.99	$30.14	206,078	$30.24
$31.50 - $35.71	198,932	4.31	$33.10	134,875	$33.39
$36.08 - $39.92	563,317	6.11	$37.04	96,303	$37.17
$39.96 - $46.63	296,967	5.70	$42.96	94,217	$43.20
$46.84 - $54.15	186,220	5.33	$47.42	65,306	$46.92
	2,995,245	5.05	$28.78	2,012,646

During the year ended December 31, 2007, the Company issued 142,614 restricted common stock shares, which were valued at $6.1 million when reduced by estimated forfeitures.  These awards vest over a period of five years. Restricted stock awards and units activity for the years ended December 31, 2007, 2006 and 2005, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2004	191,430	$16.12
Awards granted	106,731	31.68
Awards vested	(22,699)	23.76
Awards canceled/forfeited	(6,000)	12.61
Unvested at December 31, 2005	269,462	20.84
Awards granted	127,429	45.34
Awards vested	(65,400)	24.78
Awards canceled/forfeited	(42,767)	21.92
Unvested at December 31, 2006	288,724	19.21
Awards granted	142,614	46.17
Awards vested	(63,919)	45.66
Awards canceled/forfeited	(8,549)	31.01
Unvested at December 31, 2007	358,870	16.46

At December 31, 2007, there was total unrecognized compensation expense of $9.7 million, net of estimated forfeitures, related to unvested restricted stock awards and units.  At December 31, 2007, unrecognized compensation expense was expected to be recognized over a weighted-average period of 2.9 years. The aggregate intrinsic value associated with the restricted stock awards was $14.6 million.

Valuation and Expense Information

In the year ended December 31, 2007, the Company recognized total stock-based compensation expense of approximately $10.2 million in our consolidated financial statements, which included approximately $7.5 million for employee stock options and stock appreciation rights and approximately $2.7 million for restricted stock awards and units. In the year ended December 31, 2006, the Company recognized total stock-based compensation expense of approximately $9.8 million, which included approximately $8.0 million for employee stock options and stock appreciation rights and approximately $1.8 million for restricted stock awards and units. Prior to its adoption of FAS 123R on January 1, 2006, the Company did not recognize expense related to employee stock options having exercise prices equal to the fair value of the stock.

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards and units that the Company recorded in accordance with the provisions of FAS 123R for the years ended December 31, 2007 and 2006. (in thousands):

	Year Ended December 31,
	2007		2006
	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units

Cost of product sales	$709	$210	$618	$150
Research and development	1,111	498	1,308	320
Sales and marketing	2,170	856	2,720	412
General and administrative	3,491	1,152	3,315	942
Stock-based compensation expense before income taxes	7,481	2,716	7,961	1,824
Income tax benefit	2,522	918	2,581	677
Total stock-based compensation expense after income taxes	$4,959	$1,798	$5,380	$1,147

At December 31, 2007 and 2006, approximately $0.3 million and $0.2 million, respectively, of stock-based compensation cost related to employee awards was capitalized into inventory based on units produced and will be amortized to cost of product sales based on units sold.

The income tax benefit realized from stock option exercises was $10.7 million for the year ended December 31, 2007 and $13.8 million for the year ended December 31, 2006. In accordance with FAS 123R, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The weighted-average fair value of options granted to employees during the years ended December 31, 2007 and 2006 were $12.21 and $15.39, respectively. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2007 and 2006:

	2007	2006

Expected term (in years) (1)	3.8	3.8
Expected volatility (2)	33%	36%
Risk-free interest rate (3)	4.7%	4.7%
Expected dividends	—	—

(1)	The expected term assumption for options was determined based on historical data, adjusted for the recent reduction of the contractual life for options from 10 to seven years.
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

The weighted average fair value of purchase rights granted under the ESPP during the years ended December 31, 2007, 2006 and 2005 were $6.20, $6.79 and $8.93, respectively. The following assumptions were used in determining the fair value associated with shares granted under the ESPP as estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions, or range of assumptions:

	2007	2006	2005
Expected term (in years)	0.5 years	0.5 years	0.5 years
Expected volatility	35%	35%	46%
Risk-free interest rate	4.8%	5.2%	2.4 - 3.1%
Expected dividends	—	—	—

The following table illustrates net income and net income per share as if the Company had adopted the fair value recognition provision of FAS 123 for the year ended December 31, 2005 (in thousands, except per share data):
2005

Net income—as reported	$23,530
Add: Stock-based employee compensation expense recognized in net income (loss), net of tax effects	751
Less: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(8,462)
Pro forma net income	$15,819
Net income per share:
Basic-as reported	$0.97
Basic-pro forma	0.65
Diluted-as reported	0.89
Diluted-pro forma	0.60

The weighted-average fair value of options granted to employees during the year ended December 31, 2005 was $17.59 per share. In determining the pro forma net income for the year ended December 31, 2005, the fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions, or range of assumptions:

2005
Risk-free interest rate	3.6% - 4.1%
Expected life	5 years
Expected dividends	—
Expected volatility	63%

NOTE 12 - RELATED PARTIES

In June 1997, the Company loaned an officer $500,000 pursuant to a provision in the officer’s employment agreement. The promissory note, which bore no interest, was collateralized by a mortgage on the officer’s residence and was due and payable upon either the officer’s termination of employment or the sale of the officer’s residence. If the Company terminated the officer or if it is acquired, the loan was due and payable within 12 months thereafter. In January 2007, the officer repaid the loan in its entirety.

NOTE 13 - INCOME TAXES

The income tax provision consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$10,897	$11,241	$1,852
State	1,246	2,353	766
Foreign	607	971	3,379
Total current	12,750	14,565	5,997
Deferred
Federal	162	(5,686)	4,571
State	(992)	(1,578)	(1,402)
Foreign	259	1,685	(1,973)
Total deferred	(571)	(5,579)	1,196
Total income tax provision	$12,179	$8,986	$7,193

The income tax provision differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Statutory rate tax provision	$19,376	$14,231	$10,754
State income taxes	1,291	1,040	870
Differences in foreign tax rates	(8,363)	(5,934)	(4,088)
Nondeductible expenses	257	214	172
Research and development credits	(1,291)	(1,269)	(1,304)
Stock compensation	435	456	—
Charges for acquired IPR&D projects	—	—	840
Other	474	248	(51)
Total income tax provision	$12,179	$8,986	$7,193

Of the Company’s 2007 pre-tax earnings of $55.4 million, $26.7 million was related to foreign tax jurisdictions. For 2006, these amounts were $40.7 million and $21.4 million, respectively. For 2005, these amounts were $30.7 million and $12.8 million, respectively.

The Company’s 2007 tax expense was significantly reduced due to a tax holiday for its Costa Rica manufacturing operations. Under its holiday, the Company will not be subject to Costa Rican income tax until 2010. At that time, the Company will be subject to normal Costa Rican corporate taxes, which are currently imposed at a rate of 30 percent.

Had the Company not benefited from this tax holiday, its 2007 tax liability would have been increased by $9.0 million and diluted earnings per share would have been decreased by $0.31. For 2006, the income related to Costa Rica would have increased the Company’s tax liability by $5.5 million and decreased earnings per share by $0.20. For 2005, the income related to Costa Rica would have increased the Company’s tax liability by $2.6 million and decreased earnings per share by $0.11.

The Company’s cash tax payments during 2007 were limited to $4.9 million due primarily to stock option benefits and prior year overpayments that have been applied to estimated taxes.

At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $17.6 million, $14.1 million of which will be subject to an annual utilization limitation of approximately $1.7 million under Section 382 of the Internal Revenue Code. These loss carryforwards will expire during the period 2011 through 2023 if not utilized.

At December 31, 2007, the Company had federal and state research and development credit carryforwards of approximately $7.7 million and $7.9 million, respectively. These federal credits will expire during the period 2009 through 2027; the state credits are not subject to expiration.

Under the Internal Revenue Code, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits that could be utilized to offset future tax liabilities.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforwards	$4,923	$10,151
R&D and MIC credits	9,878	8,723
Allowances and reserves	2,636	2,051
Deferred intercompany transactions	130	472
Alternative minimum tax credits	840	362
Stock compensation	4,028	3,130
Cost recovery	222	(307)
Non-goodwill intangible assets	(8,702)	(11,343)
Other	478	(1,435)
Net deferred tax assets	$14,433	$11,804

Income tax benefits resulting from the exercise of employee stock options of $10.7 million, $13.8 million and $9.6 million were credited to additional paid-in capital for 2007, 2006 and 2005, respectively.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were approximately $58.2 million as of December 31, 2007. These earnings could become subject to additional tax if remitted (or deemed remitted) as a dividend to the United States parent company; the resulting tax liability would be approximately $19.6 million.

As a result of the implementation of FIN 48, we recognized a $2.1 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2007, we had unrecognized tax benefits of approximately $8.4 million, of which $7.6 million, if recognized, would result in a reduction of our effective tax rate. Interest and penalties were immaterial as of December 31, 2007 and are included in the unrecognized tax benefits. The Company recorded an increase in its unrecognized tax benefits of approximately $0.5 million for the year ended December 31, 2007.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$7,924
Additions for tax positions of current period	527
Balance at December 31, 2007	$8,451

The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2007 and by the Texas State Comptroller for the years 2006 and 2007. As the Company has operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state.   The Company also files income tax returns for non-US jurisdictions; the most significant of which are the UK, Sweden, and Germany.  The years open to adjustment for the UK and Germany are 2003 through 2007.  The years open to adjustment for Sweden are 1999 through 2007.

In February 2008, the Company submitted an application with the IRS for an Advanced Pricing Agreement, or APA, relating to the transfer pricing policies between the Company and its foreign subsidiaries. Discussions and conclusions reached with the IRS may impact the Company’s determination of related services for prior periods.

NOTE 14 - EMPLOYEE BENEFIT PLAN

ArthroCare maintains a Retirement Savings and Investment Plan (“401(k) Plan”), which covers all United States based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions on behalf of the participants in the 401(k) Plan. The Company matched approximately $0.6 million, $0.5 million and $0.1 million of employee contributions to the 401(k) Plan in 2007, 2006 and 2005, respectively.

NOTE 15 - SEGMENT INFORMATION

ArthroCare has organized its marketing and sales efforts based on four operating segments which are aggregated into one reportable segment—the development, manufacture and marketing of disposable devices for less invasive surgical procedures. Each of the Company’s business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are Sports Medicine (shoulder and knee arthroscopic products), ENT (to include ear, nose, throat and the Visage® cosmetic products), Spine (to include spinal and neuro surgery products) and Coblation Technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

Product sales by business unit for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2007		2006		2005
Sports Medicine	$189,588	61.6%	$166,665	65.8%	$139,868	67.7%
ENT	73,065	23.8%	59,886	23.6%	43,546	21.1%
Spine	44,653	14.5%	26,635	10.5%	23,110	11.2%
Coblation Technology	290	0.1%	190	0.1%	9	0.0%
Total Product Sales	$307,596	100.0%	$253,376	100.0%	$206,533	100.0%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country in which subsidiaries are domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	2007		2006		2005
Year ended December 31:
Product sales:
Americas	$243,209	79.1%	$202,333	79.9%	$164,072	79.4%
United Kingdom	17,561	5.7%	12,478	4.9%	11,863	5.7%
Germany	14,179	4.6%	11,405	4.5%	9,007	4.4%
Rest of World	32,647	10.6%	27,160	10.7%	21,591	10.5%
Total product sales	$307,596	100.0%	$253,376	100.0%	$206,533	100.0%
December 31:
Long-lived assets:
United States	$36,843	73.5%	$26,851	71.0%	$23,305	68.4%
Costa Rica	9,400	18.8%	7,685	20.3%	5,347	15.7%
Rest of World	3,889	7.7%	3,280	8.7%	5,422	15.9%
Total long-lived assets	$50,132	100.0%	$37,816	100.0%	$34,074	100.0%

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the years ended December 31, 2007 and 2006. In the Company’s opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to present fairly the information for the periods presented.

(in thousands, except per share data)
2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$73,743	$79,542	$78,461	$87,496
Gross profit	52,987	57,839	57,261	66,431
Net income	7,136	10,413	11,122	14,509
Basic net income per share	0.26	0.38	0.40	0.52
Diluted net income per share	0.25	0.37	0.39	0.50

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$62,481	$66,005	$64,695	$69,820
Gross profit	44,776	46,249	44,762	50,376
Net income	7,133	7,699	8,676	8,167
Basic net income per share	0.28	0.29	0.33	0.31
Diluted net income per share	0.26	0.28	0.31	0.29

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

Information below is in thousands:

	Year ended December 31,
	2007	2006	2005
Cash paid for interest	$—	$1,926	$1,027
Cash paid for income taxes	4,902	1,254	114
Non-cash investing and financing activities:
Stock issued for acquisition of a business	—	8,054	—

Schedule II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additional Charged to Costs and Expenses	Deductions	Balance at End of Period

Year Ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$2,701	$2,498	$(1,219)	$3,980
Inventory reserves	4,138	3,760	(2,125)	5,773

Year Ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$1,365	$1,887	$(551)	$2,701
Inventory reserves	1,455	4,191	(1,508)	4,138

Year Ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts and product returns	$400	$1,111	$(146)	$1,365
Inventory reserves	1,000	856	(401)	1,455

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION
a Delaware Corporation

By:	/s/ Michael A. Baker
Michael A. Baker
President and Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below:

Signature	Title	Date

/s/ Michael A. Baker	President, Chief Executive Officer and	February 29, 2008
Michael A. Baker	Director (Principal Executive Officer)

/s/ Michael Gluk	Senior Vice President Finance, Chief	February 29, 2008
Michael Gluk	Financial Officer and Assistant Secretary
(Principal Financial and Accounting
Officer)

/s/ David F. Fitzgerald	Director	February 29, 2008
David F. Fitzgerald

/s/ James Foster	Director	February 29, 2008
James Foster

/s/ Peter L. Wilson	Director	February 29, 2008
Peter L. Wilson

/s/ Tord B. Lendau	Director	February 29, 2008
Tord B. Lendau

/s/ Barbara D. Boyan	Director	February 29, 2008
Barbara D. Boyan

/s/ Terrence E. Geremski	Director	February 29, 2008
Terrence E. Geremski

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

10.65 ††	Stock Purchase Agreement, dated as of December 31, 2007, by and among ArthroCare Corporation and DiscoCare, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(f) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(f) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Confidential treatment has been requested as to portions of this exhibit.
*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.