Form 10-Q
period 2008-03-31
ARTHROCARE CORP
filed 2008-05-12
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b.2 of the Exchange Act (check one): Large accelerated filer ☒  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The number of shares outstanding of the registrant's common stock as of April 24, 2008 was 26,627,468.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report
For the quarter ended March 31, 2008

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ARTHROCARE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (in thousands, except per share data)
	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$32,125	$39,375
Short-term investments	1,043	3,875
Accounts receivable, net of allowances of $4,437 at 2008 and $3,980 at 2007	80,483	69,924
Inventories, net	57,206	61,776
Deferred tax assets	10,406	10,406
Prepaid expenses and other current assets	4,851	5,164
Total current assets	186,114	190,520

Property and equipment, net	45,239	43,405
Intangible assets, net	35,946	37,705
Goodwill	166,710	166,771
Deferred tax assets	4,940	4,940
Other assets	6,643	6,727
Total assets	$445,592	$450,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,626	$15,876
Accrued liabilities	11,197	12,909
Accrued compensation	8,562	12,727
Deferred tax liabilities	530	530
Income taxes payable	281	130
Total current liabilities	34,196	42,172

Notes payable	60,000	60,000
Deferred tax liabilities	383	383
Other non-current liabilities	6,981	7,010
Total liabilities	101,560	109,565

Stockholders' equity:
Preferred stock, par value $ 0.001: Authorized, 5,000 shares;
Issued and outstanding: none	-	-
Common stock, par value $ 0.001: Authorized, 75,000 shares;
Issued and outstanding, 26,629 shares at 2008 and 26,808 shares at 2007	27	27
Treasury stock: 4,173 shares at 2008 and 3,936 shares at 2007	(112,355)	(100,682)
Additional paid-in capital	366,082	360,374
Accumulated other comprehensive income	2,612	2,382
Retained earnings	87,666	78,402
Total stockholders’ equity	344,032	340,503
Total liabilities and stockholders’ equity	$445,592	$450,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Product sales	$88,492	$71,001
Royalties, fees and other	2,543	2,742

Total revenues	91,035	73,743
Cost of product sales	25,705	20,756

Gross profit	65,330	52,987

Operating expenses
Research and development	7,727	6,464
Sales and marketing	35,237	29,494
General and administrative	7,604	6,180
Amortization of intangible assets	2,214	1,911

Total operating expenses	52,782	44,049

Income from operations	12,548	8,938
Interest and other income (expense), net	(158)	330

Income before income tax provision	12,390	9,268
Income tax provision	3,126	2,132

Net income	$9,264	$7,136

Basic net income per share	$0.35	$0.26

Shares used in computing basic net income per share	26,516	27,164

Diluted net income per share	$0.34	$0.25

Shares used in computing diluted net income per share	27,391	28,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$9,264	$7,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,775	5,453
Provision for doubtful accounts and product returns	435	1,510
Provision for inventory reserves	1,004	915
Excess tax benefits from stock-based compensation	(891)	(176)
Stock-based compensation expense	2,704	2,466
Other	(352)	436

Changes in operating assets and liabilities:
Accounts receivable	(10,220)	(1,388)
Inventories	3,543	688
Prepaid expenses and other current assets	313	2,025
Other assets	125	(688)
Accounts payable	(2,252)	(1,100)
Accrued and other liabilities	(5,843)	(2,794)
Income taxes payable	2,285	1,209

Net cash provided by operating activities	5,890	15,692

Cash flows from investing activities:
Purchases of property and equipment	(5,573)	(4,283)
Sales or maturities of available for sale securities	2,826	2,125
Purchases of intangible assets	(500)	(1,795)

Net cash used in investing activities	(3,247)	(3,953)

Cash flows from financing activities:
Payments for purchases of treasury stock	(11,778)	-
Proceeds from issuance of common stock, net of issuance costs	171	143
Excess tax benefits from stock-based compensation	891	176
Proceeds from exercise of options to purchase common stock	614	894

Net cash (used in) provided by financing activities	(10,102)	1,213

Effect of exchange rate changes on cash and cash equivalents	209	12

Net (decrease) increase in cash and cash equivalents	(7,250)	12,964
Cash and cash equivalents, beginning of period	39,375	15,531

Cash and cash equivalents, end of period	$32,125	$28,495

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed with the United States Securities and Exchange Commission, or SEC, in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The unaudited condensed consolidated balance sheet at December 31, 2007 was derived from the Company’s audited consolidated financial statements as of that date; however, the accompanying financial statements do not include all annual disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a consistent framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for each major asset and liability category. FAS 157 became effective for the Company on January 1, 2008 for financial assets and liabilities and will become effective on January 1, 2009 for non-financial assets and liabilities. The implementation for financial assets and liabilities on January 1, 2008 did not have a material effect on the Company’s operating results or financial position. The Company is currently evaluating the impact, if any, that the adoption of FAS 157 for non-financial assets and liabilities will have on its operating results and financial position. For additional information regarding FAS 157, see Note 12.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115, or FAS 159. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 became effective for the Company on January 1, 2008. The adoption of FAS 159 did not affect the Company’s operating results or financial position.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or FAS 141R. FAS 141R will become effective for us on January 1, 2009 and is applied prospectively for business combinations completed after January 1, 2009. Under FAS 141R, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. FAS 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. FAS 141R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination completed after January 1, 2009.

In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-01, Accounting for Collaborative Arrangements, or EITF 07-01, which will become effective for us on January 1, 2009. EITF 07-01 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-01 also requires enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Company is currently evaluating the impact, if any, that the adoption of EITF 07-01 will have on its operating results and financial position.

NOTE 3 - COMPREHENSIVE INCOME

The Company’s comprehensive income is included as a component of stockholders’ equity and is composed of (i) net income, (ii) unrealized gains and losses on investments designated as available-for-sale, including reclassification adjustments, and (iii) foreign currency translation adjustments.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2008	2007

Net income	$9,264	$7,136
Net unrealized loss on available-for-sale securities, net of tax	(9)	(2)
Foreign currency translation adjustment	239	(162)

Comprehensive income	$9,494	$6,972

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

The following is a reconciliation of the numerator (net income) and the denominator (number of shares) used in the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Net Income	$9,264	$7,136

Basic:
Weighted-average shares outstanding	26,516	27,164

Basic net income per share	$0.35	$0.26

Diluted:
Weighted-average shares outstanding used in basic calculation	26,516	27,164
Dilutive effect of options	800	919
Dilutive effect of unvested restricted stock	75	94

Weighted-average common stock and common stock equivalents	27,391	28,177

Diluted net income per share	$0.34	$0.25

Options excluded from calculation as their effect would be anti-dilutive	1,028	937

Price range of excluded options	$41.47 - $54.15	$36.93 - $48.56

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

The Company’s inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Raw materials	$12,642	$11,201
Work-in-process	4,156	4,308
Finished goods	43,692	52,040

	60,490	67,549
Inventory reserves	(3,284)	(5,773)

Inventories, net	$57,206	$61,776

The decrease in inventory reserves during the three months ended March 31, 2008 is a result of write-offs of fully-reserved inventory items, partially offset by an additional $1.0 million provision for inventory reserves.

NOTE 6 - PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands, except lives):

	March 31,	December 31,	Estimated Useful Life
	2008	2007	(Years)

Controller placements	$61,168	$59,593	3-4
Computer equipment and software	15,340	15,578	3-5
Machinery and equipment	12,225	11,665	5
Construction in process	11,554	8,520	-
Furniture, fixtures and leasehold improvements	10,849	10,386	5 (a)
Building and improvements	6,121	5,991	30
Tooling and molds	5,430	5,430	5
Land	745	745	-

	123,432	117,908
Accumulated depreciation	(78,193)	(74,503)

Property and equipment, net	$45,239	$43,405

(a)	The estimated useful life for leasehold improvements is the shorter of five years or the term of the lease.

Depreciation expense related to the Company’s property and equipment was $3.6 million and $3.5 million for the three months ended March 31, 2008 and 2007, respectively.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

During the quarter ended March 31, 2008, the Company’s goodwill balance decreased by approximately $0.1 million due to adjustments to purchase price allocations of recent acquisitions partially offset by foreign currency translation. As of March 31, 2008, there were no indications that the Company’s goodwill was impaired.

Intangible Assets With Definite Lives

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business, and are subject to amortization. Intangible assets consist of the following (in thousands):

	March 31,	December 31,	Estimated Useful Life
	2008	2007	(Years)

Intellectual property rights	$31,326	$30,826	7-8
Patents	11,700	11,700	8-10
Trade name/trademarks	6,700	6,800	7-10
Distribution/customer relationships and backlog	6,128	6,042	1-6
Licensing, employment and non-competition agreements	2,578	2,588	2-10

	58,432	57,956
Accumulated amortization	(22,486)	(20,251)

Net intangible assets	$35,946	$37,705

NOTE 8 - ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	March 31, 2008	December 31, 2007

Accrued acquisition costs	$1,635	$1,639
Accrued dealer commissions	2,275	2,592
Accrued legal fees	1,359	502
Accrued professional fees and other	5,928	8,176

Accrued liabilities	$11,197	$12,909

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.6 million for both quarters ended March 31, 2008 and 2007. There were no significant changes to the Company’s future lease commitments during the quarter ended March 31, 2008.

Contingent Payments

Certain of the Company’s agreements for purchase business combinations and intangible asset purchases include provisions to provide additional consideration if contractually specified conditions related to the acquired business or assets are achieved. At March 31, 2008, liabilities have been recorded for conditions which have been met or are expected to be met based on current information available.

Warranties

The Company generally provides customers with a limited 90-day warranty on devices sold and a limited 1-year warranty on controller units sold. The estimated cost of product warranties is accrued at the time revenue is recognized. The Company’s warranty obligation is impacted by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates.

The activity in its warranty accrual for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Balance at beginning of period	$441	$250
Accruals for warranties issued during the period	359	224
Warranty costs incurred during the period	(304)	(199)

Balance at end of period	$496	$275

Litigation

On April 4, 2008, John McIlvaine filed a lawsuit against the Company, Michael Baker and Michael Gluk in the United States District Court for the Southern District of Florida.  The plaintiff filed the lawsuit as a class action on behalf of purchasers who purchased the Company’s stock between August 4, 2006 and January 23, 2008.  The lawsuit claims that the Company’s financial results were materially overstated during this time period.  The lawsuit seeks money damages in an unspecified amount.  The Company has reviewed the lawsuit and believes it is without merit and intends to vigorously defend itself.  The Company filed a motion to dismiss the lawsuit on April 7, 2008.

From time to time, the Company is a defendant in certain lawsuits alleging product liability, patent infringement or other claims incurred in the ordinary course of business. These claims are generally covered by certain insurance policies, subject to certain deductible amounts and maximum policy limits. The Company establishes sufficient reserves to cover probable losses with such claims. Except as otherwise described above, the Company has product liability insurance coverage in amounts it considers necessary to prevent material losses. The Company recognizes losses when they are known or considered probable and the amount can be reasonably estimated.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Defending and prosecuting intellectual property suits, United States Patent and Trademark office, or USPTO, interference proceedings and related legal and administrative proceedings is generally costly and time-consuming. Further litigation may be necessary to enforce the Company’s patents, to protect its trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which ArthroCare may become a party could subject the Company to significant liabilities to third parties, require the Company to license disputed rights from third parties or require the Company to cease using such technology, which could have a material adverse effect on the Company’s business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. There can be no assurance ArthroCare can obtain any necessary licenses on satisfactory terms, if at all.

NOTE 10 - STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2007, the Board of Directors authorized the purchase of up to $75.0 million in shares of the Company’s common stock.  In December 2007, the Company purchased 1,255,982 treasury shares at a cost of $59.6 million and in January 2008, the Company purchased an additional 243,918 treasury shares at a cost of $11.8 million to complete the share repurchase program.  The Company repurchased shares based on an evaluation of the Company’s long-term cash forecast and balance sheet capacity, including anticipated capital requirements.  In February 2008, the Board of Directors authorized an additional repurchase of up to $75.0 million in shares of the Company’s stock based upon full utilization of the December 2007 share repurchase program.  No shares have been repurchased under the February 2008 share repurchase authorization.

In the quarter ended March 31, 2008, the Company issued 6,010 shares at an aggregate value of $0.2 million in order to fulfill the Company’s obligations to match employees’ 401(k) contributions with shares of Company stock.

NOTE 11 - DEBT

On January 13, 2006, the Company entered into a Revolving Credit Agreement, or the Credit Agreement, with a syndicate of banks, collectively referred to as the Lenders. Under the terms of the Credit Agreement, the Company may borrow up to $100.0 million under a revolving line of credit from the named Lenders at the lead Lender’s Prime Rate or the British Bankers Association LIBOR Rate, plus a spread. The spread over the Prime Rate or LIBOR Rate is determined by the Company’s leverage ratio, as defined in the Credit Agreement. At March 31, 2008, the Company had $60.0 million in outstanding balances under the Credit Agreement and the weighted average interest rate applicable to borrowings under the Credit Agreement was 5.5 percent.

The Credit Agreement has a five-year maturity date and includes additional terms under which the Company may request an increase of up to $75.0 million in commitments from the Lenders, as business needs dictate. The Credit Agreement also contains various covenants that specify minimum or maximum financial ratios.  The Company was in compliance with all such covenants at March 31, 2008.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - FAIR VALUE MEASUREMENTS

As described in Note 2, the Company adopted FAS 157 on January 1, 2008. FAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The Company had no assets or liabilities that were measured at fair value on a nonrecurring basis. FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2 - inputs, other than the quoted prices in active markets that are observable for the asset or liability, either directly or indirectly; and
•	Level 3 - unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in FAS 157. The three valuation techniques include the market approach (prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities), the income approach (techniques to convert future amounts to a single present amount based on market expectations, including present value techniques, option-pricing and excess earnings models), and the cost approach (cost to replace the service capacity of an asset or replacement cost). Assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

	March 31, 2008	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Valuation Technique
Asset and mortgage-backed corporate bonds	$1,043	$1,043	$-	$-	Market

There were no changes in the Company’s valuation techniques used to measure fair values on a recurring basis as a result of adopting FAS 157.

NOTE 13 - SEGMENT INFORMATION

The Company has organized its marketing and sales efforts based on four operating segments which are aggregated into one reportable segment—developing, manufacturing, and marketing of disposable devices for less invasive surgical procedures. Each of the Company’s business units has similar economic characteristics, technologies, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are sports medicine (shoulder and knee arthroscopic products), ENT (to include ear, nose and throat and the Visage® cosmetic products), spine (to include spinal and neurosurgery products) and Coblation technology (to include gynecology, urology, laparoscopic, general surgical and cardiology products).

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2008		2007

Sports medicine	$54,995	62.1%	$43,925	61.9%
ENT	21,042	23.8%	17,126	24.1%
Spine	12,388	14.0%	9,962	14.0%
Coblation technology	67	0.1%	(12)	0.0%

Total product sales	$88,492	100.0%	$71,001	100.0%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2008		2007

Americas	$68,637	77.6%	$55,886	78.7%
United Kingdom	5,530	6.2%	4,301	6.1%
Germany	4,433	5.0%	3,435	4.8%
Rest of world	9,892	11.2%	7,379	10.4%

Total product sales	$88,492	100.0%	$71,001	100.0%

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	March 31, 2008		December 31, 2007

United States	$38,325	73.9%	$36,843	73.5%
Costa Rica	9,517	18.3%	9,400	18.8%
Rest of world	4,040	7.8%	3,889	7.7%

Total long-lived assets	$51,882	100.0%	$50,132	100.0%

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in “Risk Factors” set forth in Part I of our annual report on Form 10-K for the year ended December 31, 2007. In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

Company Overview

We are a multi-business medical device company that designs, develops, manufactures and markets minimally invasive surgical products, many of which are based on our patented Coblation® technology. We have grown well beyond our roots in arthroscopy to capitalize on numerous market opportunities across several medical specialties, significantly improving many existing soft-tissue surgical procedures and enabling new minimally invasive procedures. With our highly innovative technologies, we are committed to improving the lives of individuals suffering from conditions as diverse as torn rotator cuffs and anterior cruciate ligaments, or ACL’s, to herniated discs and enlarged tonsils/tonsillitis.

We currently market minimally invasive surgical products across three core business units — ArthroCare Sports Medicine, ArthroCare Spine and ArthroCare Ear, Nose and Throat, or ENT — but also have developed, manufactured and marketed Coblation-based and complementary products for application in neurology, cosmetic surgery, urology and gynecology, with research continuing in additional areas. In each of our core business units we are focused on driving the application of enabling technologies, primarily for plasma-based soft tissue removal, and increasing the number of minimally invasive procedures being performed.

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

ArthroCare was incorporated in California in 1993 and reincorporated in Delaware in 1995. We maintain an Internet website at www.arthrocare.com. On our website we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Room 1580, 100 F Street, NE, Washington DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

In December 1995, we introduced our Arthroscopy System commercially in the United States and have derived a significant portion of our sales from this system. Our strategy includes placing controller units, which enable use of our disposable coblation products, at substantial discounts or placing controllers at customer sites at no cost in order to generate future disposable product revenue. Our strategy also includes applying our patented Coblation technology to a range of other soft-tissue surgical markets, including the products we have introduced in the fields of spinal surgery, neurosurgery, gynecology, urology, cosmetic surgery, ENT surgery, cardiology and general surgery. We cannot be sure that any of our clinical studies in other fields will lead to 510(k) applications or that the applications will be cleared by the U.S Food and Drug Administration, or FDA, on a timely basis, if at all. In addition, we cannot be sure that the products, if cleared for marketing, will ever achieve commercial acceptance.

In May 1998, we announced that we had entered the ENT market and had formed a business unit called ENTec to commercialize Coblation technology in this field. In September 1999, we announced that we had entered the spinal surgery market. In February 2000, we announced that we were expanding our marketing efforts for our spinal surgery system to specifically address selected applications in neurosurgery. We are marketing and selling our spinal surgery products through a network of independent distributors and direct sales representatives supported by regional managers worldwide. In January 2004, we acquired MDA and its majority-owned subsidiary, Parallax, a business focused on the treatment of vertebral compression fractures. In November 2004, we acquired Opus Medical, a business focused on soft tissue to bone repair systems, including systems for the treatment of rotator cuff injuries. In August 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc., or ATI, a maker of sinus surgery treatment products.

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

Evaluation of Financial and Strategic Alternatives

In March 2008, the Company announced that its Board of Directors had begun an evaluation of the Company’s financial and strategic alternatives to enhance shareholder value. The Board at that time announced its intention to consider the full range of available options, including a recapitalization, a stock repurchase, a sale or disposition of one or more corporate assets and/or a strategic business combination. The Company continues to be engaged in the process of exploring alternatives with a number of parties. These activities include entering into confidentiality agreements and permitting due diligence to be performed.  These activities may include discussion and negotiation of agreements with respect to financial or strategic alternatives.   There can be no assurance that any of these activities will result in a financial or strategic alternative being accepted and, if a financial or strategic alternative is accepted, there can be no assurance that such financial or strategic alternative or any other alternative will be consummated and, if consummated, there is no assurance shareholder value will be enhanced.

Overview of First Quarter Results

First quarter of 2008 product sales of $88.5 million increased 24.6 percent from $71.0 million in the first quarter of 2007. Royalties, fees, and other revenue were $2.5 million in the first quarter of 2008 compared with $2.7 million in the first quarter of 2007 and represented 2.8 percent of total revenue for the first quarter of 2008 and 3.7 percent of total revenue for the first quarter of 2007. International product sales increased 31.4 percent in the first quarter over the first quarter of 2007, led by the sale of sports medicine products in the Company’s direct distribution markets and ENT tonsillectomy sales in the United Kingdom. The sports medicine business unit produced sales growth of 25.2 percent during the quarter ended March 31, 2008 compared with the same period of 2007, and represented 62.1 percent of total product sales. Sales in the spine business unit during the first quarter of 2008 grew 24.4 percent compared to the same period in 2007, with spine sales representing 14.0 percent of total product sales. The increase in ENT product sales in the first quarter of 2008 over the comparable period of 2007 was 22.9 percent, with ENT sales representing 23.8 percent of total product sales.

Product margin was 71.8 percent in the first quarter of 2008, virtually consistent with 71.9 percent in the first quarter of 2007. Operating expenses were $52.8 million in the first quarter 2008, or approximately 58.0 percent of total revenue compared to $44.0 million, or 59.8 percent of total revenue, in the first quarter of 2007. Accordingly, operating profit margin in the first quarter of 2008 improved to 13.8 percent from 12.1 percent in the first quarter of 2007. Other expense of $0.2 million increased $0.5 million from $0.3 million of other income in the first quarter of 2007. The Company’s tax rate for the quarter was 25.2 percent compared to 23.0 percent in the first quarter of 2007. Earnings per share of $0.34 increased 36.0 percent over the first quarter of 2007 earnings per share of $0.25.

Our headcount at March 31, 2008 was 1,088, an increase of 1.3 percent from 1,074 at December 31, 2007 and an increase of 15.4 percent from 943 at March 31, 2007.  Headcount increases are primarily attributable to additions of personnel in sales and marketing as well as research and development.

Results of Operations

The following is a comparison of our results of operations for the three months ended March 31, 2008 to the three months ended March 31, 2007 (in thousands).

	Three Months Ended March 31,
	2008		2007

Product sales	$88,492	97.2%	$71,001	96.3%
Royalties, fees, and other	2,543	2.8%	2,742	3.7%

Total revenues	91,035	100.0%	73,743	100.0%
Cost of product sales	25,705	28.2%	20,756	28.1%

Gross profit	65,330	71.8%	52,987	71.9%

Operating expenses
Research and development	7,727	8.5%	6,464	8.8%
Sales and marketing	35,237	38.7%	29,494	40.0%
General and administrative	7,604	8.4%	6,180	8.4%
Amortization of intangible assets	2,214	2.4%	1,911	2.6%

Total operating expenses	52,782	58.0%	44,049	59.8%

Income from operations	12,548	13.8%	8,938	12.1%
Interest and other income (expense), net	(158)	(0.2)%	330	0.5%

Income before income tax provision	12,390	13.6%	9,268	12.6%
Income tax provision	3,126	3.4%	2,132	2.9%

Net income	$9,264	10.2%	$7,136	9.7%

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues

Product sales consist primarily of sales of disposable devices and controllers. Product sales for the quarter ended March 31, 2008 were $88.5 million, compared to $71.0 million for the quarter ended March 31, 2007. Product sales by product market for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2008		2007

Sports medicine	$54,995	62.1%	$43,925	61.9%
ENT	21,042	23.8%	17,126	24.1%
Spine	12,388	14.0%	9,962	14.0%
Coblation technology	67	0.1%	(12)	0.0%

Total product sales	$88,492	100.0%	$71,001	100.0%

Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2008		2007

Americas	$68,637	77.6%	$55,886	78.7%
United Kingdom	5,530	6.2%	4,301	6.1%
Germany	4,433	5.0%	3,435	4.8%
Rest of world	9,892	11.2%	7,379	10.4%

Total product sales	$88,492	100.0%	$71,001	100.0%

Our sustained increase in direct sales presence has continued to have a positive effect on product sales since inception, as did the execution of our strategic plan to build market share through promotional programs of controller placements, commercialization of our technology in fields outside of arthroscopy, and the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. Additionally, our acquisitions of Atlantech, Parallax, Opus Medical and ATI product lines have continued to have a positive effect on sales growth. No single customer accounted for more than 10 percent of our net product sales during the three months ended March 31, 2008 or 2007.

We generally sell our disposable devices at or near list price, except for sales to international distributors and marketing partners, which are sold at discounted prices. We anticipate that disposable device sales will remain a key component of our product sales in the near future.

Royalties, fees and other revenues consist primarily of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $2.5 million for the quarter ended March 31, 2008, compared to $2.7 million for the quarter ended March 31, 2007. The percentage of royalties, fees and other revenues as a percentage of income was 2.8 percent and 3.7 percent for the quarter ended March 31, 2008 and March 31, 2007, respectively. The decrease is related to a reduction in license revenues, which we believe is a result of the Company’s growth in product sales that compete with the products for which competitors pay us license fees.

Cost of Product Sales

Cost of product sales consists of manufacturing costs, material costs, labor costs, manufacturing overhead, warranty and other direct product costs. Additionally, cost of product sales includes amortization of controller unit placements under a program whereby we maintain ownership of controller units shipped to customers, with the costs being capitalized and amortized into cost of product sales over the useful life of the controller unit. Amortization of controllers was $1.8 million in the first quarter of 2008, compared to $1.9 million in the first quarter of 2007. Controller amortization represented 2.1 percent of product sales for the quarter ended March 31, 2008 and 2.7 percent of product sales for the quarter ended March 31, 2007. The percentage decrease in controller amortization for the quarter ended March 31, 2008 compared to the same period in 2007 was driven by higher product sales per outstanding controller combined with a backlog of requests from customers who were requesting new Quantum controllers to replace their fully amortized controllers.

Cost of product sales was $25.7 million, or 28.2 percent of revenue for the quarter ended March 31, 2008, as compared to $20.8 million, or 28.1 percent of revenue for the quarter ended March 31, 2007. Gross product margin as a percentage of product sales remained essentially flat at 71.8 percent in the first quarter of 2008 versus 71.9 percent in the first quarter of 2007. We expect gross product margin to increase as a result of higher average selling prices and as we improve operating efficiencies.

Operating Expenses

Research and development expenses were $7.7 million, or 8.5 percent of total revenues, for the quarter ended March 31, 2008, compared to $6.5 million, or 8.8 percent of total revenues, for the quarter ended March 31, 2007. The increase in absolute dollars is primarily attributable to $0.7 million of additional wages and other employee related costs due to increased headcount, $0.3 million of additional prototype materials costs and $0.2 million of additional outside services. We expect to increase the dollar amount of research and development expenses through continued expenditures on new product development, regulatory affairs, clinical studies and patents. We expect these expenses as a percentage of product sales to remain essentially flat.

Sales and marketing expenses were $35.2 million, or 38.7 percent of total revenues, for the quarter ended March 31, 2008, compared to $29.5 million, or 40.0 percent of total revenues, for the quarter ended March 31, 2007. The increase in absolute dollars for the first quarter of 2008 compared to the first quarter of 2007 related primarily to $4.7 million in increased sales commissions and other compensation expenses associated with our increased sales volume and larger direct sales force, $1.2 million related to trade shows, surgical training, samples and demos, promotions, and other advertising expenses, $0.4 million in increased outside services and consulting, all partially offset by a reduction of $0.9 million in the provision for doubtful accounts. We anticipate that sales and marketing spending will continue to increase in absolute dollars as a result of the expansion of our distribution capabilities to address the spinal surgery and ear, nose and throat markets, higher dealer commissions from increased sales, the additional cost of penetrating international markets, higher training, promotional, demonstration and sample expenses, and additional investments in the sales, marketing and support staff necessary to commercialize and market future products.

General and administrative expenses were $7.6 million, or 8.4 percent of total revenues, for the quarter ended March 31, 2008, compared to $6.2 million, or 8.4 percent of total revenues, for the quarter ended March 31, 2007. The increase in absolute dollars for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 is due primarily to $1.4 million in additional legal and consulting expenses as a result of the NASDAQ inquiry which was initiated and subsequently closed during the quarter ended March 31, 2008 as well as the strategic and financial alternatives review being conducted by our Board of Directors. We expect general and administrative expenses to decrease as a percentage of total revenues due to continued leveraging of our existing infrastructure and operating procedures.

Amortization of intangible assets increased to $2.2 million, or 2.4 percent of total revenues, during the first quarter of 2008, compared to $1.9 million, or 2.6 percent of total revenues, in the first quarter of 2007. The increase in amortization for the quarter ended March 31, 2008 as compared to the same period in 2007 is attributable to additional license agreements and intangible assets acquired in purchase business combinations.

Interest and other income (expense), net, represented a net expense of $0.2 million for the quarter ended March 31, 2008, compared to a net benefit of $0.3 million for the quarter ended March 31, 2007. The increase in net expense of $0.5 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 was due primarily to interest expense associated with $60.0 million in borrowings under the Company’s revolving credit facility.

Income tax provision. The provision for income taxes was $3.1 million for an effective tax rate of approximately 25.2 percent for the quarter ended March 31, 2008, compared to $2.1 million for an effective tax rate of 23.0 percent for the quarter ended March 31, 2007. The increase in the effective tax rate was due primarily to the research and development tax credit expiring at the end of 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had $151.9 million in working capital, compared to $148.3 million at December 31, 2007. Our principal sources of liquidity consisted of $33.2 million in cash, cash equivalents, and short-term investments at March 31, 2008. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of corporate bonds.

Cash provided by operating activities for the quarter ended March 31, 2008 was $5.9 million, primarily attributable to net income adjusted for non-cash items including depreciation and amortization, stock-based compensation expense, and provisions for doubtful accounts and inventory reserves, partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. Cash generated by operating activities for the quarter ended March 31, 2007 was $15.7 million, primarily attributable to net income adjusted for non-cash items including depreciation and amortization, stock-based compensation expense, and provisions for doubtful accounts and inventory reserves, partially offset by a decrease in accrued liabilities.

Cash used in investing activities for the quarter ended March 31, 2008 was $3.2 million, due primarily to purchases of property and equipment and intangible assets, partially offset by sales and maturities of available for sale securities. Cash used in investing activities for the quarter ended March 31, 2007 was $4.0 million, which was also due primarily to purchases of property and equipment and intangible assets, partially offset by sales and maturities of available for sale securities.

Cash used by financing activities for the quarter ended March 31, 2008 was $10.1 million, due primarily to cash used for the Company’s share repurchase program, partially offset by cash received from the exercise of stock options and the financing impact of excess tax benefits resulting from stock compensation expense. Cash provided by financing activities for the quarter ended March 31, 2007 was $1.2 million, due primarily cash proceeds from the exercise of stock options.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2 to the condensed consolidated financial statements of this Form 10-Q and Note 2 to the consolidated financial statements of our Form 10-K for the year ended December 31, 2007 describe the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. The most significant areas involving management judgments and estimates are described in Item 7 of our Form 10-K for the year ended December 31, 2007 under the caption “Critical Accounting Policies and Estimates” with updates provided below or in the accompanying condensed consolidated financial statements.

As of March 31, 2008, there were no undelivered bill and hold transactions.

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. During the quarter ended March 31, 2008, there were no material changes from our contractual obligations presented in our 2007 Annual Report on Form 10-K. As of December 31, 2007 and March 31, 2008, we had $4.6 million of non-current income tax liabilities recorded in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which because of the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, are excluded from our contractual obligations table.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a consistent framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for each major asset and liability category. FAS 157 became effective for the Company on January 1, 2008 for financial assets and liabilities and will become effective on January 1, 2009 for non-financial assets and liabilities. The implementation for financial assets and liabilities on January 1, 2008 did not have a material effect on the Company’s operating results or financial position. The Company is currently evaluating the impact, if any, that the adoption of FAS 157 for non-financial assets and liabilities will have on its operating results and financial position. For additional information regarding FAS 157, see Note 12 of the condensed consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No. 115, or FAS 159. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 became effective for the Company on January 1, 2008. The adoption of FAS 159 did not affect the Company’s operating results or financial position.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or FAS 141R. FAS 141R will become effective for us on January 1, 2009 and is applied prospectively for business combinations completed after January 1, 2009. Under FAS 141R, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. FAS 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. FAS 141R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed in a business combination completed after January 1, 2009.

In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-01, Accounting for Collaborative Arrangements, or EITF 07-01, which will become effective for us on January 1, 2009. EITF 07-01 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF 07-01 also requires enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. The Company is currently evaluating the impact, if any, that the adoption of EITF 07-01 will have on its operating results and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our borrowings under the Revolving Credit Agreement, dated January 13, 2006, and to our investment portfolio, which includes cash, cash equivalents and short-term investments. Our investment portfolio does not currently include derivative financial instruments.

We are subject to fluctuating interest rates that may significantly impact, adversely or otherwise, our results of operations or cash flows, as well as our ability to borrow needed capital at a critical time. The table below presents principal amounts and related weighted average interest rates as of March 31, 2008 for our cash, cash equivalents and short-term investments and our notes payable (in thousands):

	Principal Balance	Average Interest Rate
Cash, cash equivalents, and short-term investments	$33,168	2.7%
Notes payable	60,000	5.5%

Although payments under the operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. During the first quarter of 2008, most of these currencies strengthened relative to the U.S. Dollar. To the extent that the strength of these currencies fluctuates as compared to the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at the quarter ended March 31, 2008 were denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, British Pounds, Swedish Krona, Australian Dollars and Costa Rican Colones. A 10 percent change in the March 31, 2008 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2008. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated into this Part II, Item I by reference to the section entitled “Litigation” in Note 9 to the condensed consolidated financial statements contained in Part I above.

ITEM 1A. RISK FACTORS

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard, “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 contained a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. We urge you to read the risk factors contained in our 2007 Annual Report on Form 10-K, as there have not been any material changes in our risk factors from such report. Additionally, the Company continues to be engaged in the process of exploring financial and strategic alternatives, considering a full range of options, including a recapitalization, a stock repurchase, a sale or disposition of one or more corporate assets and/or a strategic business combination. There can be no assurance that any of these activities will result in a financial or strategic alternative being accepted and, if a financial or strategic alternative is accepted, there can be no assurance that such financial or strategic alternative or any other alternative will be consummated and, if consummated, there is no assurance shareholder value will be enhanced.

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

ARTHROCARE CORPORATION a Delaware corporation

Date: May 12, 2008	/s/ Michael A. Baker
Michael A. Baker President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2008	/s/ Michael Gluk
Michael Gluk Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)