Form 10-Q
period 2008-06-30
ARTHROCARE CORP
filed 2009-11-18
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b.2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009, the number of outstanding shares of the Registrant’s Common Stock was 26,805,565.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended June 30, 2008

EXPLANATORY NOTE

We are filing this quarterly report on Form 10-Q for the second quarter of 2008 concurrently with the filing of our quarterly report on Form 10-Q for the third quarter of 2008 and the first quarter and with our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). We experienced substantial delays in filing these reports with the Securities and Exchange Commission (“SEC”) as a result of issues identified during a review of accounting issues and internal controls and insurance billing and healthcare compliance issues, conducted under the direction of our Audit Committee (the “Review”), which was completed in August 2009. The 2008 Form 10-K contains: (i) our consolidated financial statements and related notes for the year ended December 31, 2008; (ii) a restatement of our previously issued consolidated financial statements and related notes as of December 31, 2007 and for the years ended December 31, 2007 and December 31, 2006; (iii) selected financial data restated for 2004 through 2007; and (iv) quarterly financial statements for the eight quarters in 2007 and 2008. For additional information regarding the Review, the background of the restatement, related adjustments and cumulative impact, you should refer to (i) the 2008 Form 10-K, which we are filing concurrently with this report, and (ii) Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in the notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q for the second quarter of 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	June 30, 2008	December 31, 2007
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$38,067	$38,249
Restricted cash equivalents and investments	4,390	4,927
Accounts receivable, net of allowances of $3,335 and $4,309 at June 30, 2008 & December 31, 2007, respectively	44,933	40,836
Inventories, net	52,666	55,283
Deferred tax assets	25,079	25,079
Prepaid expenses and other current assets	10,001	7,592

Total current assets	175,136	171,966

Property and equipment, net	52,290	46,944
Intangible assets, net	27,775	30,246
Goodwill	140,892	140,182
Deferred tax assets	6,668	6,668
Other assets	4,821	1,941

Total assets	$407,582	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,617	$15,248
Accrued liabilities	51,964	32,432
Deferred tax liabilities	552	530
Deferred revenue	1,317	1,765

Total current liabilities	69,450	49,975

Notes payable	55,000	60,000
Deferred tax liabilities	585	383
Deferred revenue	500	—
Other non-current liabilities	6,499	6,536

Total liabilities	132,034	116,894

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued and outstanding: 26,659 shares at June 30, 2008 and 26,808 shares at December 31, 2007	27	27
Treasury stock: 4,169 shares at June 30, 2008 and 3,936 shares at December 31, 2007	(112,813)	(101,321)
Additional paid-in capital	364,474	358,065
Accumulated other comprehensive income	4,486	3,970
Retained earnings	19,374	20,312

Total stockholders’ equity	275,548	281,053

Total liabilities and stockholders’ equity	$407,582	$397,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Revenues:
Product sales	$80,623	$69,207	$155,748	$133,599
Royalties, fees and other	5,053	2,827	7,481	5,466

Total revenues	85,676	72,034	163,229	139,065

Cost of product sales	22,892	21,493	46,479	42,268

Gross profit	62,784	50,541	116,750	96,797

Operating expenses:
Research and development	7,374	6,610	15,625	14,133
Sales and marketing	33,595	25,838	66,156	51,910
General and administrative	22,394	6,204	30,015	12,246
Amortization of intangible assets	1,652	1,913	3,254	3,829
Reimbursement services	478	2,197	858	3,539
Investigation and restatement-related costs	678	—	678	—

Total operating expenses	66,171	42,762	116,586	85,657

Income (loss) from operations	(3,387)	7,779	164	11,140
Interest income	165	474	381	880
Interest expense and bank fees	(1,083)	(244)	(2,205)	(470)
Foreign exchange gain (loss), net	(594)	703	160	1,006
Other income (expense), net	48	(59)	63	(160)

Interest and other income (expense), net	(1,464)	874	(1,601)	1,256

Income (loss) before income taxes	(4,851)	8,653	(1,437)	12,396

Income tax provision (benefit)	(1,682)	1,368	(499)	1,960

Net income (loss)	$(3,169)	$7,285	$(938)	$10,436

Weighted-average shares outstanding:
Basic	26,607	27,261	26,562	27,212
Diluted	26,607	28,392	26,562	28,343

Earnings (loss) per common share:
Basic	$(0.12)	$0.27	$(0.04)	$0.38

Diluted	$(0.12)	$0.26	$(0.04)	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$(938)	$10,436
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,056	10,908
Provision for doubtful accounts receivable and product returns	2,775	3,903
Provision for inventory and warranty reserves	1,110	2,485
Non-cash stock compensation expense	5,374	5,350
Deferred taxes	165	(4,169)
Income tax benefits relating to employee stock options	(1,280)	(1,020)
Other	(563)	(156)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(7,037)	(1,272)
Inventories	2,897	221
Prepaid expenses and other current assets	(4,164)	977
Accounts payable	205	314
Accrued liabilities	20,064	6,584
Deferred revenue	52	219
Income taxes payable	—	(606)

Net cash provided by operating activities	29,716	34,174

Cash flows from investing activities:
Purchases of property and equipment	(13,527)	(10,755)
Earnout payment for purchase of ATI, net	(483)	(14,776)
Payments for business combinations and purchases of intangible assets	(1,375)	(1,657)
Disbursement of loan receivable	(1,105)	—
Maturities and other changes in restricted cash equivalents and investments	524	—
Proceeds from maturities of available-for-sale securities	—	1,240

Net cash used in investing activities	(15,966)	(25,948)

Cash flows from financing activities:
Payments for purchases of treasury stock	(11,778)	—
Repayments on revolving Credit Agreement	(5,000)	—
Proceeds from issuance of common stock, net of issuance costs	171	143
Proceeds from exercise of options to purchase common stock, net of issuance costs	1,150	2,092
Income tax benefit relating to employee stock options	1,280	1,020

Net cash provided by (used in) financing activities	(14,177)	3,255

Effect of exchange rate changes on cash and cash equivalents	245	(79)

Net increase (decrease) in cash and cash equivalents	(182)	11,402
Cash and cash equivalents, beginning of the period	38,249	15,531

Cash and cash equivalents, end of the period	$38,067	$26,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare” or the “Company”) and its subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”), however, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2008 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, as well as all restatement adjustments discussed in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” considered necessary to fairly state the financial position of the Company at June 30, 2008 and December 31, 2007, the results of its operations for the three and six month periods ended June 30, 2008 and June 30, 2007 and its cash flows for the six month periods ended June 30, 2008 and June 30, 2007.

In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of results for the full year.

Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Recently Issued Accounting Pronouncements

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, the financial condition, or the net worth of the Company’s business operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 157, “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Subsequently, the FASB issued a number of FASB Staff Position documents (“FSPs”) related to the application of FAS 157. The Company adopted FAS 157 on January 1, 2008 for its financial assets and liabilities with no material impact on its consolidated financial statements. The Company does not expect the related FSPs to have a material impact on its consolidated financial statements upon adoption.

In December 2007, the FASB issued FAS 141(R), “Business Combinations,” which replaces FAS 141. The statement requires a number of changes particularly in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends FAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. The impact of the adoption of FAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of any acquisitions the Company completes after January 1, 2009.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

On January 1, 2008, the Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits entities a one-time option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for qualifying instruments that existed as of January 1, 2008 and accordingly the adoption of this statement did not have an impact on its consolidated financial statements. However, the Company may elect to measure new qualifying instruments at fair value in the future.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP provides guidance for developing assumptions about renewal or extension options used to determine the useful life of an intangible asset. This FSP will apply to intangible assets that the Company acquires after January 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion, or APB, 28-1, “Interim Disclosure about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments” and requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. There was no impact to the Company’s consolidated financial statements as a result of adoption of this pronouncement.

In May 2009, the FASB issued FAS 165, “Subsequent Events.” This Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the provisions of FAS 165 on June 1, 2009.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” This Statement establishes the FASB Accounting Standards Codification, or Codification, as the source of authoritative GAAP, together with rules and interpretive releases of the SEC, under authority of federal securities laws. FAS 168 is effective for interim and annual periods ending after September 15, 2009. As the Codification did not substantively change GAAP, but rather changed its organization and presentation, it will not have any effect on the Company’s consolidated financial statements other than how the Company discloses some of its accounting policies.

In September 2009, the FASB ratified ASU 2009-13, Revenue Arrangements with Multiple Deliverables (“ASU 2009-13”). This statement applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, Multiple Element Arrangements, and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. The Company is currently analyzing the impact that the adoption of ASU 2009-13 will have on its financial statements.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee Review

Beginning in December 2007, allegations of potential wrongdoing were made against the Company by various sources through various press reports, which focused on the Company’s relationship with DiscoCare, Inc. (“DiscoCare”). These reports raised concerns relating to accounting, disclosure and insurance billing practices. In response, the Company’s management performed an assessment of the allegations, including obtaining information from certain senior sales managers. No centralized document or email collection was done by the Company at that time. Based on that assessment, the Company determined that the allegations substantially lacked merit. In January 2008, the Company was contacted by the Listings Investigation Department of the Nasdaq Stock Market about the statements in

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

these press reports. The Company met with and provided information to the Listings Investigation Staff in March 2008. The information provided to the Listing Investigation Staff was based primarily on the Company’s prior review of these issues. On March 25, 2008, the Company announced that the inquiry by Nasdaq had been closed.

On May 30, 2008, the General Counsel’s Office of PricewaterhouseCoopers LLP (“PwC”), the Company’s independent registered public accounting firm, received the first in a series of faxes from an anonymous source self-identified as a short-seller with a short position in the Company’s stock. The allegations contained in the faxes focused on the Company’s relationship with DiscoCare and other distributors, and specifically on the Company’s accounting for and disclosure regarding transactions involving DiscoCare and other distributors as well as alleged insurance practices and related healthcare regulatory compliance issues. The substance of these allegations was similar to the press reports that began in December 2007 and overlapped with certain of the points of inquiry by Nasdaq.

In response to the faxes and following discussions with PwC, the Company, with assistance from Latham & Watkins LLP (“Latham”) and forensic accountants, FTI Consulting, Inc. (“FTI”), began a re-assessment of the accounting for the Company’s relationship with DiscoCare as well as other customers.

Following this re-assessment of the accounting for sales to DiscoCare and other distributors, the Company announced on July 21, 2008 that there were material errors associated with its historical financial statements for the years ended December 31, 2006 and 2007, the quarters ended September 30, 2006, December 31, 2006, each of the quarters of 2007 and the quarter ended March 31, 2008 and that the financial statements for these periods would be restated. In connection with the July 2008 decision to restate its financial statements for those periods, the Audit Committee initiated the Review. The Audit Committee retained Latham to assist it in conducting the Review, and Latham retained FTI to provide expert forensic accounting services in connection with the Review. On July 24, 2008, the Company was contacted by the Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) and informed that the SEC Staff had opened an informal inquiry concerning the restatement. The SEC issued a formal order of investigation on January 29, 2009.

The Review was completed in August 2009 and focused on two areas: accounting issues and internal controls; and insurance billing and healthcare compliance issues. For both areas of the Review, the broad purpose was to identify facts and information relevant to these issues that could be provided to the Audit Committee and management to be used in connection with the restatement and other remedial efforts the Company has undertaken. The Review identified facts indicating the existence of accounting errors and possible irregularities. Substantially all of the facts relate to the manner in which the Company recognized revenue on sales to certain of its distributors, sales agents and customers during the period from 2005 through 2008.

The Review identified facts indicating that the Company’s sales management and certain other senior managers maintained a significant focus on achieving particular revenue growth objectives over time. To that end, a substantial number of the transactions that were identified by the Review and corrected as a result of the restatement were quarter-end transactions and were frequently structured by the Company’s sales management to result in revenue being recognized in a particular quarter in order to meet revenue forecasts. The Review identified facts that indicate the practices that were employed to that end included, but were not limited to: deviating from existing revenue recognition policies developed for sales to a particular distributor; requesting or allowing returns and exchanges contrary to the Company’s policy; encouraging distributors to place orders while knowing of the distributor’s heightened inventory level; shipping nonconforming goods; splitting a single purchase order into multiple smaller purchase orders for the specific purpose of recognizing revenue in multiple periods; selling to customers without sufficient evidence that collectibility of the related receivable was reasonably assured; and shipping product in advance of due dates identified in the purchase orders. A former executive officer had responsibility for sales and revenue in each of the Company’s business units and was involved in a majority of the transactions that were identified by the Review.

In a majority of the transactions reviewed, sales personnel involved in the transactions at issue, including a former executive officer, did not communicate information and practices bearing on revenue recognition and related matters to the Company’s finance personnel, and as a consequence, it appears that the information was not conveyed to

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

the Company’s independent registered public accounting firm. This failure to communicate information of this nature affected accounting determinations, including assessment of revenue recognition, income statement classification for payments to certain distributors and acquisition accounting. In at least one instance, affirmative misrepresentations bearing upon revenue recognition appear to have been made by a former executive officer to the Company’s Vice President of Finance.

Although a substantial number of the transactions that were identified by the Review appear to have been structured to achieve revenue forecasts, the Review identified at least one instance in which the Company, with the involvement of former members of the Company’s senior management, appear to have reversed an accrual and delayed the recording of certain expenses with the specific purpose of achieving a particular earnings per share, or EPS target.

The conduct identified by the Review occurred in most instances prior to the point in the control structure where internal procedures are typically effective.

The Review also involved collecting and identifying facts relating to particular insurance reimbursement issues in the Company’s DiscoCare and DRS subsidiaries, and certain healthcare compliance issues in the Company’s Spine, Sports Medicine and ENT business units. The Review determined billing and coding inaccuracies in bills to certain insurers submitted by the Company’s DRS and DiscoCare subsidiaries; and identified certain conduct in the Company’s business units including, in some instances, advising regarding the use of certain terms/phrases and Current Procedural Terminology (“CPT”) codes to identify its technology that were either not approved by the American Medical Association or may have not accurately described the procedure that was performed. In addition, the Review determined that, in certain instances, the Company’s business units provided free goods, services, or inappropriate discounts to customers in connection with their use of the Company’s products.

These facts have been considered as part of the Company’s financial restatement and could implicate a variety of state and federal laws, including state insurance fraud provisions, common law fraud theories and both state and federal fraud-and-abuse, anti-kickback, and false claims statues.

Restatement

In connection with the Review, management was provided the specific facts identified in the Review and conducted additional evaluations of the accounting for the transactions and internal control issues identified in the Review. In addition, concurrent with the Review, management conducted additional evaluations of the accounting for transactions and internal control issues identified as a result of separate procedures performed in connection with the restatement. From this review and analysis, management identified adjustments required to correct for errors and restate the Company’s previously reported consolidated financial statements.

The restatement process has included a thorough and comprehensive review of the Company’s accounting policies and practices to evaluate compliance with GAAP; implementing revised accounting policies; and enhancing or developing new systems to track, value and account for its transactions. In connection with the Review and restatement, the Company identified errors in its accounting and material weaknesses in its internal control over financial reporting.

Certain of the facts and circumstances that necessitated the Review and restatement have led to legal and administrative proceedings against us, which continue to adversely affect, and to contribute to uncertainty with respect to, our results of operations, financial position and cash flows. We continue to review, evaluate and assess information identified by the Review and gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of external legal counsel. Please see “Part II—Item 1—Legal Proceedings,” and Note 10, “Litigation and Contingencies” in the notes to the condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The following table presents the effects of the restatement adjustments by financial statement line item for the three month period ended June 30, 2007 (in thousands, except per-share data):

	Three Months Ended June 30, 2007
		Adjustments
	As Reported	DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments	Provision for Income Tax	As Restated
Revenues:
Product sales	$76,606	$—	$(5,492)	$(1,907)	$—	$(7,399)	$—	$69,207
Royalties, fees and other	2,936	—	—	(109)	—	(109)	—	2,827

Total revenues	79,542	—	(5,492)	(2,016)	—	(7,508)	—	72,034

Cost of product sales	21,703	—	—	(352)	142	(210)	—	21,493

Gross profit (loss)	57,839	—	(5,492)	(1,664)	(142)	(7,298)	—	50,541

Operating expenses:
Research and development	6,624	—	—	—	(14)	(14)	—	6,610
Sales and marketing	30,112	—	(3,197)	(1,041)	(36)	(4,274)	—	25,838
General and administrative	6,130	—	—	—	74	74	—	6,204
Amortization of intangible assets	1,924	—	—	—	(11)	(11)	—	1,913
Reimbursement services	—	—	2,197	—	—	2,197	—	2,197

Total operating expenses	44,790	—	(1,000)	(1,041)	13	(2,028)	—	42,762

Income (loss) from operations	13,049	—	(4,492)	(623)	(155)	(5,270)	—	7,779

Interest income	474	—	—	—	—	—	—	474
Interest expense and bank fees	(244)	—	—	—	—	—	—	(244)
Foreign exchange gain, net	304	—	—	399	—	399		703
Other expense, net	(59)	—	—	—	—	—	—	(59)

Income (loss) before income taxes	13,524	—	(4,492)	(224)	(155)	(4,871)	—	8,653

Income tax provision (benefit)	3,111	—	—	—	—	—	(1,743)	1,368

Net income (loss)	$10,413	$—	$(4,492)	$(224)	$(155)	$(4,871)	$1,743	$7,285

Weighted-average shares outstanding:
Basic	27,261							27,261
Diluted	28,392							28,392

Earnings per common share:
Basic	$0.38							$0.27
Diluted	$0.37							$0.26

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The following table presents the effects of the restatement adjustments by financial statement line item for the six month period ended June 30, 2007 (in thousands, except per-share data):

	Six Months Ended June 30, 2007
		Adjustments
	As Reported	DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments	Provision for Income Tax	As Restated
Revenues:
Product sales	$147,606	$—	$(10,488)	$(3,519)	$—	$(14,007)	$—	$133,599
Royalties, fees and other	5,679	—	—	(213)	—	(213)	—	5,466

Total revenues	153,285	—	(10,488)	(3,732)	—	(14,220)	—	139,065

Cost of product sales	42,459	—	—	(376)	185	(191)	—	42,268

Gross profit (loss)	110,826	—	(10,488)	(3,356)	(185)	(14,029)		96,797

Operating expenses:
Research and development	13,089	—	—	—	1,044	1,044	—	14,133
Sales and marketing	59,606	—	(4,800)	(1,758)	(1,138)	(7,696)	—	51,910
General and administrative	12,309	—	—	—	(63)	(63)	—	12,246
Amortization of intangible assets	3,835	—	—	—	(6)	(6)	—	3,829
Reimbursement services	—	—	3,539	—	—	3,539	—	3,539

Total operating expenses	88,839	—	(1,261)	(1,758)	(163)	(3,182)	—	85,657

Income (loss) from operations	21,987	—	(9,227)	(1,598)	(22)	(10,847)	—	11,140

Interest income	880	—	—	—	—	—	—	880
Interest expense and bank fees	(470)	—	—	—	—	—	—	(470)
Foreign exchange gain (loss), net	555	—	—	460	(9)	451	—	1,006
Other expense, net	(160)	—	—	—	—	—	—	(160)

Income (loss) before income taxes	22,792	—	(9,227)	(1,138)	(31)	(10,396)	—	12,396

Income tax provision (benefit)	5,242	—	—	—	—	—	(3,282)	1,960

Net income (loss)	$17,550	$—	$(9,227)	$(1,138)	$(31)	$(10,396)	$3,282	$10,436

Weighted-average shares outstanding:
Basic	27,212							27,212
Diluted	28,343							28,343

Earnings per common share:
Basic	$0.64							$0.38
Diluted	$0.62							$0.37

DiscoCare Purchase Accounting

On December 31, 2007, the Company acquired all of the common stock of DiscoCare in a taxable purchase transaction for $25.0 million in cash and agreed to pay additional consideration, the timing and amount of which was dependent on the future performance of DiscoCare, adoption of favorable coverage decisions by third party insurers and the former sole-shareholder complying with a five-year non-compete agreement. Subsequent to the DiscoCare acquisition, the Company continued to operate the DiscoCare business until early 2009 when the Company ceased DiscoCare’s activities. At the time of the acquisition, the Company assessed whether the purchase transaction was a multiple element contract and whether there should be a separate gain or loss recognized for any off-market component realized upon the settlement of the pre-acquisition consulting, services and purchasing agreement between the Company and DiscoCare. The Company’s agreement with DiscoCare immediately prior to the acquisition required a minimum payment of $25.0 million in the event the Company terminated the agreement. At the time of the acquisition, the Company concluded that no separate gain or loss should be recorded for the settlement of the pre-acquisition agreement. Accordingly, the Company recorded the transaction as a purchase business combination based on a purchase price of $25.0 million.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

During the course of the Review, further analysis was performed of the relative benefits provided to each party under the pre-acquisition contract, which changed the Company’s original conclusion of whether a separate loss should have been recognized for an off-market component of the pre-acquisition agreement with DiscoCare. This determination was based on uncertainties surrounding whether the underlying letters of protection and claims submitted for reimbursement by DiscoCare to insurance payors represented persuasive evidence of an arrangement and whether the amounts billed, including those collected, would be subject to future disputes with the payor due to insurance reimbursement practices identified in the Review. Accordingly, the Company concluded that the $25.0 million payment to DiscoCare represented a loss on settlement of the pre-acquisition agreement with DiscoCare. Concurrently, the Company determined that there was no fair value attributable to the acquired net assets and therefore the entire $25.0 million has been expensed in the fourth quarter of 2007 as part of reimbursement services in the accompanying consolidated statement of operations. Adjusted for the loss on settlement of an unfavorable contract, the purchase price allocable to the acquired net assets of DiscoCare was reduced to zero and the fair values of net assets originally recorded in the purchase accounting for DiscoCare, including goodwill and intangible assets, were accordingly adjusted. No contingent purchase consideration has been earned or paid in connection with the DiscoCare common stock purchase, however the Company accrued and expensed $0.8 million in the fourth quarter of 2007 related to a future non-compete payment as the Company determined that the payment was probable but provided no future benefit to the Company.

DiscoCare and DRS Activities

The Company recorded restatement adjustments to reverse revenue previously recorded in relation to its DiscoCare and DRS subsidiaries, including product sales the Company made to DiscoCare prior to the acquisition of DiscoCare in December 2007. DiscoCare and DRS provided product to their customers in exchange for either i) an assignment of the right to bill private third-party insurance companies and other payors for the product; or ii) a letter of protection or attorneys’ lien in a personal injury case for separate reimbursement of the product. Prior to the DiscoCare acquisition, the Company originally recorded revenue for sales to DiscoCare upon delivery to DiscoCare or the end-user healthcare facility customer. For DRS sales and for the period after the DiscoCare acquisition, the Company originally recorded revenue when the product was delivered to the end-user healthcare facility customer and DiscoCare or DRS had received either the right to bill or a letter of protection. It was management’s judgment at that time that revenue should be recognized because the exchange represented evidence of an arrangement, product delivery had occurred, and the Company had sufficient ability to determine the amount of cash it would collect.

Subsequently, as a result of facts identified in the Review, management has reassessed the Company’s accounting for sales to DiscoCare and claims submitted for reimbursement by DRS and DiscoCare, post acquisition, and has determined that there are uncertainties surrounding whether the exchange represented persuasive evidence of an arrangement providing for the sale of product or whether amounts billed, including those collected, would be subject to future disputes with the payor due to insurance reimbursement practices identified in the Review. Accordingly, product sales revenues have been reversed until such uncertainties can be resolved including revenue for product sales where the Company has collected cash. Cash received from third-party payors related to DiscoCare and DRS has been recorded on the consolidated balance sheet as an accrued liability pending the resolution of any possible dispute. See Note 8, “Accrued Liabilities.” As a result of the revenue adjustments discussed above, expenses related to DiscoCare and DRS activities, which primarily include the $25.0 million settlement fee discussed above along with fees paid to DiscoCare prior to the acquisition and sales commissions classified as sales and marketing expenses, have been classified as reimbursement services in the accompanying consolidated statements of operations since these amounts do not represent cost of product sales or sales and marketing expense due to the reversal of revenue related to these activities. In early 2009, the Company ceased DiscoCare and DRS activities and is no longer engaged in billing to third-party payors.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Revenue Recognition

The Company adjusted for specific revenue transactions where product sales revenue was recognized inconsistent with GAAP and the Company’s revenue recognition accounting policy or in incorrect periods. The adjustments are described more fully below by each criteria of the Company’s revenue recognition accounting policy.

Fixed or Determinable. The Company determined that contracts with certain of its distributors included a rebate contingent upon the price the distributor realizes upon resale to their end customer. Because of this rebate, the price the Company charged to these distributors was not fixed or determinable at the time of product shipment when it originally recognized the product sale as revenue. Therefore, the Company recorded restatement adjustments to reverse revenue originally recognized at the time of product shipment and to record revenue on a sell-through basis upon resale by the distributor.

Additionally, the Company determined that revenue from certain royalty contracts was miscalculated resulting in royalties being recognized when cash payments were received. Therefore, the Company recorded restatement adjustments to record royalty revenue in the period it was earned.

Collectibility. The Company re-evaluated collectibility for its customers with a late payment history to determine if collectibility was reasonably assured at the time of the original sales to these customers. A certain number of customers were identified where revenue should have been recognized upon collection of cash because information at the time of sale suggested that creditworthiness for these customers did not support the recognition of revenue at the time of the original sale. As a result, the Company recorded restatement adjustments to record revenue for product sales to these customers at the time of cash collection instead of at the time of product shipment as was originally recorded.

Additionally, it was determined that certain sales to distributors during periods when the Company was negotiating to acquire the distributor should not have been recognized as revenue. Restatement adjustments were recorded to recognize revenue upon collection of cash from these distributors rather than at the time of product shipment as was originally recorded.

Delivery. The Company typically recognized revenue when product was shipped consistent with when title passes to its customers under the Company’s standard terms and conditions for product sales. However, in the event that product was lost or damaged during shipment, the Company’s typical practice was to provide the customer with a replacement product free of charge. Because of this practice, which was adopted for customer service reasons, the Company effectively retained the risk of loss until the product was delivered. The Company determined that revenue should be recognized upon product delivery rather than upon product shipment. Due to the number of shipments made, restatement adjustments were recorded to defer the estimated amount of product that was shipped but not delivered at each period end.

The Company conducted a review of its product returns experience and determined that the Company’s practices historically allowed returns and exchanges to occur outside of its stated terms and conditions for product sales. As a result, the Company recorded an adjustment to the returns reserve based upon future expected product returns at each period end related to products shipped and billed. Additionally, one specific customer was provided with a contractual right of exchange for a period of four years. It was determined that for this customer, it was not possible to reasonably estimate future return levels and as such, an adjustment was recorded to defer revenue recognition on product sales to this customer and record cash received from the customer as long-term deferred revenue until the customer’s right to exchange products expires.

The Company also noted certain instances where revenue was reported for products shipped to distributors that did not conform to the distributors’ purchase orders. Based upon review of these product sales and subsequent returns, the Company recorded restatement adjustments to reverse revenue recorded when the non-conforming goods were shipped to the distributors.

The Company also noted instances where its personnel authorized shipping product in advance of a customer’s requested delivery date. This practice was ceased in December 2008 based on the information discovered during the Review. The Company recorded restatement adjustments to defer revenue on these advance shipments until the customer’s requested delivery date.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Payments to Customers. The Company noted certain transactions where customers were paid compensation and such payments were recorded as expense although the Company did not identify a separate benefit that was received in exchange for the payment. Because the Company did not identify a separate benefit received for these payments, it considered the payments to be a reduction in the customer’s price for products purchased from the Company. Restatement adjustments were recorded to reverse the amount in sales and marketing expense and instead reduce revenue for the amounts paid to these customers.

Gross vs. Net Revenue. As part of a patent infringement settlement in 2005, the Company entered into a supply contract with a device manufacturer. The contract provided that the Company would purchase from the manufacturer its infringing product and then resell the product back to the manufacturer at a premium until such time that the Company could produce the product directly for this manufacturer. As part of the restatement, the Company recorded adjustments to reverse the cost of purchasing the infringing product and the revenue from reselling the product during this transition period and recorded the net amount paid by the customer as royalty revenue.

Sales to Agents. The Company reexamined its treatment of the sale of product to its third-party sales agents. The majority of products sold to sales agents is eventually hand-delivered to end customers at which time the Company invoices the end customer, pays the sales agent a commission and provides the sales agent with a free replacement of the product. Based on these facts and the history of some sales agents frequently paying for their product purchases by accepting reduced commissions, an adjustment was recorded to reverse revenue previously recognized for the sale of product to sales agents and instead record cash collections from agents as a reduction of commission expense.

Additionally, the Company identified a number of agents where the agents purchased product as if they were stocking distributors and revenue was recognized at the time of product shipment. Restatement adjustments were made to record revenue consistent with the terms of the agent agreements, generally, when the product was sold by the agent to an end customer. For a subset of these agents, reliable data upon which to determine the period when end customer sales had occurred could not be obtained and in these limited cases revenue was recognized when cash was collected.

Other

As part of the restatement, the Company also made other adjustments and corrections in classifications to its financial statements in various periods, most notably: (1) expensing of certain intangible assets previously capitalized where the Company determined that the intangibles did not have future use, (2) expensing of items previously recorded as prepaid sales agent commissions where the contractual agreements do not provide for future guaranteed benefits to the Company, (3) errors related to intercompany and related elimination transactions, (4) accruals for expenses for promotional sales and marketing commission programs and executive travel in the correct accounting period, (5) expensing of product held by sales representatives previously recorded as inventory which is primarily used for sample and demonstration purposes, (6) adjustments to foreign exchange translation and remeasurement as a result of calculation errors, (7) adjustments to properly segregate restricted cash and short-term investment balances, and (8) certain adjustments related to treasury stock and stock-based compensation accounting as a result of calculation errors.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The following tables present the effects of the restatement adjustments on the Condensed Consolidated Balance Sheet at December 31, 2007 (in thousands, except par value data):

	December 31, 2007
	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$39,409	$(1,160)	$38,249
Restricted cash equivalents and investments	3,841	1,086	4,927
Accounts receivable, net of allowances of $3,980 and $4,309, respectively	69,924	(29,088)	40,836
Inventories, net	61,776	(6,493)	55,283
Deferred tax assets	10,406	14,673	25,079
Prepaid expenses and other current assets	5,164	2,428	7,592

Total current assets	190,520	(18,554)	171,966

Property and equipment, net	43,405	3,539	46,944
Intangible assets, net	37,705	(7,459)	30,246
Goodwill	166,771	(26,589)	140,182
Deferred tax assets	4,940	1,728	6,668
Other assets	6,727	(4,786)	1,941

Total assets	$450,068	$(52,121)	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,726	$(478)	$15,248
Accrued liabilities	25,786	6,646	32,432
Deferred tax liabilities	530	—	530
Deferred revenue	—	1,765	1,765
Income tax payable	130	(130)	—

Total current liabilities	42,172	7,803	49,975

Notes payable	60,000	—	60,000
Deferred tax liabilities	383	—	383
Other non-current liabilities	7,010	(474)	6,536

Total liabilities	109,565	7,329	116,894

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued and outstanding: 26,808 shares at 2007	27	—	27
Treasury stock: 3,936 shares at 2007	(100,682)	(639)	(101,321)
Additional paid-in capital	360,374	(2,309)	358,065
Accumulated other comprehensive income	2,382	1,588	3,970
Retained earnings	78,402	(58,090)	20,312

Total stockholders’ equity	340,503	(59,450)	281,053

Total liabilities and stockholders’ equity	$450,068	$(52,121)	$397,947

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The following table presents the major subtotals for the Condensed Consolidated Statement of Cash Flows and the effects of the related impacts of the restatement adjustments discussed above for the six month period ended June 30, 2007 (in thousands):

	Six Months Ended
	June 30, 2007
	(As Reported)	(As Restated)
Net cash provided by (used in):
Net income	$17,550	$10,436
Adjustments to reconcile net income to net cash provided by operating activities:	19,656	17,301
Changes in operating assets and liabilities	(3,511)	6,437

Operating activities	33,695	34,174
Investing activities	(24,909)	(25,948)
Financing activities	2,668	3,255
Effect of exchange rate changes on cash and cash equivalents	(52)	(79)

Net increase in cash and cash equivalents	11,402	11,402
Cash and cash equivalents at beginning of period	15,531	15,531

Cash and cash equivalents at end of period	$26,933	$26,933

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is included as a component of stockholders’ equity and is composed of net income (loss) and foreign currency translation adjustments.

The following table presents the calculation of comprehensive income (loss) for the six month period ended June 30, 2008 and 2007, respectively, (in thousands):

	Six Months Ended
	June 30,
	2008	2007
		(As Restated)
Comprehensive income (loss):
Net income (loss)	$(938)	$10,436
Foreign currency translation adjustments	516	282

Comprehensive income (loss)	$(422)	$10,718

NOTE 4 – COMPUTATION OF EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding and potential shares of common stock when they are dilutive. In periods when a net loss is reported, potential shares from stock awards are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and diluted net loss per share results in the same value.

The following is a reconciliation of the numerator, net income, and the denominator, number of shares, used in the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Net income (loss)	$(3,169)	$7,285	$(938)	$10,436

Basic:
Weighted-average common shares outstanding	26,607	27,261	26,562	27,212

Basic earnings (loss) per share	$(0.12)	$0.27	$(0.04)	$0.38

Diluted:
Weighted-average shares outstanding used in basic calculation	26,607	27,261	26,562	27,212
Dilutive effect of options	—	1,046	—	1,034
Dilutive effect of unvested restricted stock	—	85	—	97

Weighted-average common stock and common stock equivalents	26,607	28,392	26,562	28,343

Diluted earnings (loss) per share	$(0.12)	$0.26	$(0.04)	$0.37

Stock awards excluded from calculation as their effect would be anti-dilutive	3,322	1,040	3,322	1,016

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

NOTE 5 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	June 30, 2008	December 31, 2007
		(As Restated)
Raw materials	$12,319	$11,229
Work-in-process	3,199	4,285
Finished goods	39,765	43,170

	55,283	58,684
Inventory valuation reserves	(2,617)	(3,401)

Inventories, net	$52,666	$55,283

NOTE 6 – PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands):

	June 30, 2008	December 31, 2007
		(As Restated)
Controller placements	$39,691	$33,725
Computer equipment and software	26,857	15,578
Machinery and equipment	16,763	17,225
Furniture, fixtures and leasehold improvements	11,480	10,386
Building and improvements	6,260	5,991
Construction in process	1,097	8,520
Land	745	745

	102,893	92,170
Less: accumulated depreciation	(50,603)	(45,226)

Total property and equipment, net	$52,290	$46,944

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2008	December 31, 2007
		(As Restated)
Intellectual property rights	$26,899	$26,901
Patents	11,700	11,700
Trade name/trademarks	4,831	4,800
Distribution/customer relationships	6,654	5,903
Licensing, employment and non-competition agreements	1,205	1,168

	51,289	50,472
Less: accumulated amortization	(23,514)	(20,226)

Total intangible assets, net	$27,775	$30,246

NOTE 8 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	June 30, 2008	December 31, 2007
		(As Restated)
Legal fees and arbitration accrual	$16,019	$362
Compensation	10,840	12,664
Insurance dispute reserve (Note 2)	11,646	6,673
Marketing costs	3,471	3,679
Agent commissions	2,846	2,647
Acquisition costs	1,635	1,639
Royalties and discounts	1,331	879
Professional fees	1,009	781
Other	3,167	3,108

	$51,964	$32,432

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

NOTE 9 – COMMITMENTS

The Company leases facilities and certain equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.4 million for the quarter ended June 30, 2008 and $1.2 million for the quarter ended June 30, 2007. Rent expense was $3.0 million for the six months ended June 30, 2008 and $2.8 million for the six months ended June 30, 2007.

In the ordinary course of business, the Company enters into agreements to purchase materials in the future that are enforceable, legally binding and specify terms with fixed or minimum quantities to be purchased and the approximate timing of payments.

As of June 30, 2008 there have been no significant changes to the Company’s total future minimum commitments at December 31, 2007 presented below (in thousands):

	Minimum Lease Payments	Purchase Commitments	Total
2008	$3,512	$1,002	$4,514
2009	2,797	2,174	4,971
2010	2,407	1,914	4,321
2011	2,164	1,784	3,948
2012	1,391	—	1,391
Thereafter	2,624	—	2,624

	$14,895	$6,874	$21,769

Contingent Payments

Certain of the Company’s agreements for purchase business combinations and intangible asset purchases include provisions to provide additional consideration if contractually specified conditions related to the acquired business or assets are achieved. At June 30, 2008, liabilities have been recorded for conditions which have been or are expected to be met based on current information available.

NOTE 10 – LITIGATION AND CONTINGENCIES

In addition to the matters specifically described below, the Company is involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on the Company’s business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

The Company records reserves for claims and lawsuits when they are probable and reasonably estimable. Except as otherwise specifically noted, the Company currently cannot determine the ultimate resolution of the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, the Company has not recognized in its consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against the Company, it could have a material adverse effect on the Company’s earnings, liquidity and financial condition.

SEC Investigation

The Fort Worth Regional Office of the SEC’s Division of Enforcement is conducting a formal investigation into accounting matters related to the restatement of financial results described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements”. The Company is cooperating with the SEC investigation. At this stage of the investigations, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability that the Company may incur.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

DOJ Investigation

The U.S. Department of Justice (“DOJ”) is investigating certain of the Company’s activities including past sales, accounting, and billing procedures in relation to, primarily, the operation of the Company’s Spine business unit. The DOJ is also reviewing the Company’s relationship with its DiscoCare subsidiary. Specifically, the Company has also been informed by the Office of the U.S. Attorney for the Southern District of Florida that the Company and its DiscoCare subsidiary are targets of a grand jury investigation being conducted by that Office. The Company has also been informed that the Office of the U.S. Attorney for the Western District of North Carolina is conducting a separate grand jury investigation of the Company, that is related to the investigation being conducted in the Southern District of Florida. The Company is cooperating with these investigations. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability that the Company may incur.

Private Securities Class Action and Shareholder Derivative Lawsuits

Federal Court Actions

On April 4, 2008, a putative securities class action was filed in Federal court in the Southern District of Florida against the Company and certain of its former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding the Company’s internal controls, business, and financial results. On October 28, 2008, the court granted the Company’s motion to transfer this case to the U.S. District Court, Western District of Texas. (McIlvaine v. ArthroCare, et al).

On July 25, 2008, a putative securities class action was filed in Federal court in the Western District of Texas against the Company, and certain of its current and former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding the Company’s internal controls, business, and financial results. (Strong v. ArthroCare, et al).

On August 7, 2008, a derivative action was filed in Federal court in the Southern District of Florida against the Company and its then-current directors alleging breach of fiduciary duty based on the Company’s alleged improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. On October 14, 2008, the court granted the Company’s motion to transfer this case to the U.S. District Court, Western District of Texas. (Weil v. Baker, et al).

On March 4, 2009, a derivative action was filed in Federal court in the Western District of Texas against the Company’s current directors, a former director, certain of its current and former executive officers and other employees and PricewaterhouseCoopers LLP alleging (i) disgorgement under Section 304 of the Sarbanes-Oxley Act; (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5; (iii) breach of fiduciary duty; (iv) abuse of control; (v) gross mismanagement of the Company; (vi) waste of corporate assets; (vii) insider trading; and (viii) unjust enrichment. (King v. Baker, et al).

On April 29, 2009, a derivative action was filed in Federal court in the Western District of Texas against the Company’s current directors and a former director alleging breach of fiduciary duty based on its improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. (Barron v. Baker, et al).

On October 28, 2008 and thereafter, the two putative securities class actions and the shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas. On December 10, 2008, Lead Plaintiffs

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

and Lead Plaintiffs’ counsel were appointed in the putative consolidated securities class action. The Lead Plaintiff has been ordered to file an Amended Consolidated Class Action Complaint within thirty (30) days of the Company’s filing of the 2008 Form 10-K. The federal court stayed derivative actions pending the resolution of all motions to dismiss the Amended Consolidated Class Action Complaint and any further amended consolidated class action complaints.

At this stage of the above-described Federal Court actions, the Company cannot predict the ultimate outcome and the Company is unable to estimate any potential liability it may incur.

State Court Actions

On September 23, 2008, a derivative action was filed in Texas State District Court against the Company, and its then current directors and certain of its current and former officers. (Wieser v. Baker). In this action, one of the Company’s shareholders alleged derivative claims on behalf of the Company that its directors and officers breached their fiduciary duties to shareholders by allowing improper financial reporting, failing to maintain adequate financial controls over revenue recognition, disseminating false financial statements, abuse of control, gross mismanagement, waste of corporate assets, and engaging in insider trading.

On October 20, 2008, a derivative action was filed in Texas State District Court against the Company, its then directors and certain of its current and former executive officers. (Bocklet v. Baker). In this action, one of the Company’s shareholders alleged derivative claims on behalf of the Company that its directors and officers breached their fiduciary duties to shareholders by failing to maintain adequate financial controls over revenue recognition, allowing improper financial reporting, disseminating false financial statements, and engaging in insider trading.

On October 27, 2008, a derivative action was filed in Texas State District Court against the Company, its then directors and certain of its current and former executive officers. (Guthrie v. Baker). In this action, one of the Company’s shareholders alleged derivative claims on behalf of the Company that its directors and officers breached their fiduciary duties to shareholders by failing to maintain adequate financial controls over revenue recognition, allowing improper financial reporting, disseminating false financial statements, and engaging in insider trading.

On March 18, 2009, these three shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-08-3484 (consolidated), Travis County District Court. On the Company’s motion, the case was stayed until October 1, 2009. The Company renewed its motion to stay, which was granted through December 1, 2009, with leave to file a further motion to stay the case.

At this stage of the above-described State Court actions, the Company cannot predict the ultimate outcome and the Company is unable to estimate any potential liability that it may incur.

Patent Matters

On November 14, 2007, the Company brought a lawsuit against Gyrus Medical Inc., Gyrus ENT L.L.C. and Gyrus ACMI Inc., Case No. 1:07-CV-00729-SLR in the U.S. District Court for the District of Delaware, in which the Company sought monetary damages and equitable relief for claims of patent infringement relating to U.S. Patent No. 5,697,882 (the “‘882 Patent”). In the lawsuit, the Company alleged that the use of Gyrus’s “PlasmaCision” and “PlasmaKinetic” products and systems infringes the ‘882 Patent. Gyrus sought invalidation of our ‘882 Patent based on alleged inequitable conduct and alleged prior art. On October 8, 2009, the parties reached a settlement of this matter. In accordance with the settlement, Gyrus will make a one-time payment to the Company of $2.5 million and the Company will receive certain licenses subject to running royalties ranging from 4 percent to 6.5 percent and payable quarterly from October 2009 through January 2012, when the ‘882 patent expires. The parties will also release each other from any claims of patent infringement and dismiss the litigation upon Gyrus’s $2.5 million payment, which will be made concurrently with any payment to Gyrus in connection with the resolution of the Gyrus arbitration matter described below.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

On May 5, 2008, Gyrus Medical Ltd. and Gyrus Group PLC commenced an arbitration proceeding against the Company. In its arbitration notice, Gyrus alleged that, under the Settlement Agreement dated June 28, 1999 among the Company, Gyrus Medical Ltd., and Ethicon, Inc. and certain Ethicon affiliates (collectively, “Ethicon”), the Company made “material changes” to certain of its arthroscopy products — the Super TurboVac 90, the UltraVac, the Super MultiVac 50, the TurboVac 90XL and the MultiVac XL — and that those products infringed two Gyrus patents. Shortly thereafter, on June 12, 2008, Ethicon and DePuy Mitek, Inc. joined the arbitration (Gyrus, Ethicon and DePuy Mitek collectively, the “Claimants”). The Company filed a counterclaim in the arbitration for breach of the Settlement Agreement, alleging that Ethicon had not paid certain royalties when due under the Settlement Agreement.

On June 10, 2009, the arbitration panel issued its interim decision and award. The panel ruled in favor of the Claimants on all issues, including the patent infringement and breach of contract claims, and against the Company on its breach of contract counterclaim. The panel issued a final award on August 20, 2009 and awarded the Claimants (i) $11.8 million for royalties on the patents due from April 2001 through February 2009, including pre-judgment interest of 10 percent through September 15, 2009 which continues to accrue thereafter until paid; (ii) a 6.5 percent royalty for all sales of the infringing products starting from March 1, 2009; and (iii) $4.6 million in attorneys’ fees and costs, including the costs of the arbitration.

On July 15, 2009, the Company filed a Petition to vacate or modify the Arbitration Award and to stay enforcement of the arbitration award. This petition was filed in the U.S. District Court for the Northern District of California. The Company accrued $13.3 million for the arbitration award in the second quarter of 2008 which is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 11 – DEBT

On January 13, 2006, the Company entered into a 5-year revolving Credit Agreement (the “Credit Agreement”) with a syndicate of bankers (collectively, the “Lenders”). Borrowings under the Credit Agreement bear interest at a rate equal to the lender’s prime rate (3.25 percent at December 31, 2008) plus a percentage ranging from 0.75 percent to 2.0 percent or, at the Company’s option, at LIBOR plus a percentage ranging from 2.0 percent to 3.25 percent, based on its operating leverage ratio. Borrowings are secured by essentially all assets of the U.S. companies. At June 30, 2008, the Company had $55.0 million in outstanding balances under the Credit Agreement and a weighted average interest rate applicable to the borrowings under the Credit Agreement of 5.5 percent.

The Credit Agreement contained customary representations and warranties, as well as affirmative, negative and financial covenants, which limited, among other things, the Company’s ability to incur indebtedness and liens, enter into business combination transactions and cause its subsidiaries to declare and pay dividends to the Company or its subsidiaries.

See Note 16, “Subsequent Events” in the notes to the condensed consolidated financial statements.

NOTE 12 – STOCKHOLDERS’ EQUITY

In 2007, the Board of Directors authorized the purchase of up to $75.0 million in shares of the Company’s common stock. In January 2008, the Company purchased an additional 243,918 treasury shares at a cost of $11.8 million. The Company repurchased shares based on an evaluation at that time of the Company’s long-term cash forecast and balance sheet capacity, including anticipated capital requirements.

In February 2008, the Board of Directors authorized the purchase of an additional $75.0 million in shares of the Company’s stock. The Company did not purchase any additional shares. In September 2009, the Board of Directors cancelled the additional repurchase authorization.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

NOTE 13 – LOAN RECEIVABLE

Over the course of 2008, the Company loaned $1.1 million to our primary sterilization subcontractor with proceeds used to construct the subcontractor’s Costa Rican sterilization facility. The loan, which is recorded in other assets in the accompanying consolidated balance sheet, bears interest at a rate of 7.0 percent and calls for repayment during the period of 2010 through 2015. The loan is secured by all of the subcontractor’s assets in Costa Rica.

NOTE 14 – FAIR VALUE MEASUREMENTS

At June 30, 2008, the assets measured at fair value on a recurring basis consisted of restricted short-term investments of $0.7 million which were fair valued based on quoted prices from active markets. The Company’s short term investments consist primarily of corporate bonds. The Company had no assets or liabilities that were measured at fair value on a non recurring basis. The estimated fair value of the Company’s notes payable and loan receivable approximate the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of June 30, 2008.

NOTE 15 – SEGMENT INFORMATION

ArthroCare has organized its marketing and sales efforts based on three operating segments which are aggregated into one reportable segment — the development, manufacture and marketing of disposable devices for less invasive surgical procedures. Each of the Company’s business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are Sports Medicine, ENT, and Spine.

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)

Sports Medicine	$52,521	$44,317	$102,134	$87,394
ENT	21,510	18,467	41,473	35,256
Spine	6,592	6,423	12,141	10,949

Total Product Sales	$80,623	$69,207	$155,748	$133,599

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)

United States	$54,649	$50,592	$108,675	$99,822
Non - United States (1)	25,974	18,615	47,073	33,777

Total Product Sales	$80,623	$69,207	$155,748	$133,599

(1)	No additional locations are individually significant.

Long-lived assets by geography were as follows (in thousands):

	June 30, 2008	December 31, 2007
		(As Restated)

United States	$37,248	$33,147
Costa Rica	10,612	9,400
Other	7,995	6,139

Total long-lived assets	$55,855	$48,686

NOTE 16 – SUBSEQUENT EVENTS

Delisting

On January 16, 2009, the Company’s common stock was suspended from trading on the Nasdaq National Market. On April 22, 2009, Nasdaq filed a Form 25 with the SEC to notify the SEC of the Company’s delisting, which became effective May 4, 2009. Also, the Company’s registration statements filed with the SEC under the Securities Act of 1933 are no longer available for use due to non-filing of current audited consolidated financial statements with the SEC. Accordingly, the Company has limited ability to issue publicly traded debt or equity securities.

Settlement of State Farm Claims for Reimbursement

On May 26, 2009, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with State Farm Mutual Automobile Insurance Company, State Farm Fire & Casualty Insurance Company and their affiliates (collectively, “State Farm”) regarding prior claims for reimbursement made to State Farm related to cases in which letters of protection were held by DiscoCare. Pursuant to the Settlement Agreement, State Farm and ArthroCare each released the other and the other’s subsidiaries and affiliates generally from any claims, demands, losses and liabilities occurring prior to the date of the Settlement Agreement, other than third party claims. In consideration of the mutual releases, and without admitting any liability or wrongdoing, the Company agreed to pay State Farm an aggregate of $2.5 million which has reduced the Company’s accrued liabilities when paid in the second and third quarters of 2009. In addition, the Company agreed that it will not seek payment from State Farm on any pending SpineWand claims for which the SpineWand surgical device was provided in exchange for a letter of protection.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Credit Agreement

On July 21, 2008, the Company announced that it would restate its previously reported financial statements. In a letter dated July 29, 2008, Bank of America, N.A., as Administrative Agent under the Credit Agreement consented to an extension of the deadline for delivery of the Company’s June 30, 2008 financial statements to September 15, 2008. On September 15, 2008 the Company received a letter from the Administrative Agent consenting to a further extension of the deadline to December 1, 2008 for delivery of the Company’s financial statements for the periods ending June 30, 2008 and September 30, 2008.

On November 26, 2008, the Company entered into a Second Amendment and Consent with respect to the Credit Agreement. Pursuant to the Second Amendment and Consent, the Administrative Agent and the Lenders consented to the extension of the delivery deadline for the Company’s June 30, 2008 and September 30, 2008 financial statements from December 1, 2008 to the earliest of (a) the end of business on March 2, 2009, (b) the date on which the Company receives notice from Nasdaq Stock Market LLC (“Nasdaq”) that its common stock will be delisted from the Nasdaq Global Select Market, (c) the date that the Company’s common stock is delisted from the Nasdaq Global Select Market and (d) the date on which the Company receives notice from Nasdaq that its requested extension of time for delivery of its June 30, 2008 and September 30, 2008 financial statements has been denied. In addition, pursuant to the Second Amendment and Consent, the commitment fees, letter of credit fees and interest rates that the Company will pay and any given leverage ratio was increased. Finally, the Second Amendment and Consent contained other changes relating to the determination of the interest rate applicable to loans that are determined with reference to the LIBOR.

On January 14, 2009, the Company received a letter from the Nasdaq Listing Qualifications Panel (the “Panel”) stating that the Panel has determined to delist and suspend trading of its common stock on Nasdaq effective at the open of trading on January 16, 2009. The Panel’s delisting notice constituted an event of default under the Credit Agreement. On January 16, 2009 the Company received a waiver from the Lenders and the Administrative Agent relating to the event of default resulting from the delisting of its stock. Under the terms of the waiver, the Company paid $10 million of the principal amount (plus accrued and unpaid interest) outstanding under the Credit Agreement. The other terms of the waiver are substantially identical to the Second Amendment and Consent of November 26, 2008.

On February 23, 2009, the Company received a letter from the Administrative Agent asserting that certain Events of Default (as defined in the Credit Agreement) exist under the Credit Agreement, including Events of Default resulting from:

•	failure to maintain a Consolidated EBITDA (as defined in the Credit Agreement) of $50 million or greater for each of the 12-month periods ended March 31, 2008, June 30, 2008 and September 30, 2008;

•

the Company’s failure to deliver certain documentation that was required to be delivered to the Agent in connection with the Lender’s consent to the Company making a construction loan of up to $3 million to an unrelated third party commencing in the second quarter of 2008;

•

the breach of a representation in the Credit Agreement resulting from the occurrence of an Internal Control Event (which, as defined in the Credit Agreement, means a material weakness in, or fraud that involves management or other employees who have a significant role in, the Company’s internal control over financial reporting, in each case as described in the securities laws) associated with deficiencies in the Company’s internal control over financial reporting; and

•

the breach of several covenants and representations contained in the Credit Agreement and the occurrence of a Material Adverse Effect (as defined in the Credit Agreement), which the Company believes were alleged to exist as the result of certain improper practices in the insurance billing and healthcare compliance practices.

The letter also notified the Company that the Lenders are not required to honor and do not intend to honor further extensions of credit under the Credit Agreement. Additionally, the Administrative Agent and Lenders stated that

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

while they were not presently exercising any of their rights, powers, or remedies available to them with respect to the alleged Events of Default (which include the right to accelerate the maturity of the remaining $45 million of indebtedness outstanding under the Credit Agreement), all such rights, powers and remedies were expressly reserved. As a result of the February letter, the Company wrote-off the remaining unamortized debt issuance costs of $0.3 million in the first quarter of 2009. On March 20, 2009, the Company received a letter from the Administrative Agent notifying the Company that it would be required to pay interest on the principal amount of all outstanding obligations at the Default Rate, as defined in the Credit Agreement.

On April 1, 2009, the Company received a letter from the Administrative Agent notifying the Company that as a result of the existence of certain Events of Default under the Credit Agreement, the Administrative Agent, at the request of the Lenders, terminated the commitments of the Lenders to make additional loans and the Administrative Agent to make credit extensions including letters of credit under the Credit Agreement, effective as of close of business on March 31, 2009.

On August 14, 2009, the Company signed a Third Amendment to the Credit Agreement and Forbearance Agreement (the “Forbearance Agreement”) with respect to the Credit Agreement. The Forbearance Agreement became effective upon the Company meeting certain conditions, including (but not limited to): the Company being current in payments on all interest on loans and letter of credit fees; a payment of $7.5 million of the outstanding principal indebtedness; a forbearance fee equal to 0.75 percent of the outstanding Commitments after taking account of the $7.5 million reduction to principal described above with the fee to be paid (i) 0.50 percent on the effective date of the Forbearance Agreement and (ii) 0.25 percent due on October 1, 2009 unless all indebtedness under the Credit Agreement shall have been fully repaid before October 1, 2009, in which case the 0.25 percent amount shall be waived; the delivery of a collateral questionnaire to the Administrative Agent and consenting Lenders; and the payment of all fees and expenses incurred by the Administrative Agent.

On September 1, 2009, the Company repaid all outstanding indebtedness under the Credit Agreement, all rights and obligations under the Credit Agreement have been terminated and all security interests and other encumbrances have been released, other than the Company’s obligations with respect to a letter of credit issued in favor of an affiliate of one of the Lenders in the amount of €750 thousand, which was cash collateralized in the approximate amount of $1.4 million.

Securities Purchase Agreement

On September 1, 2009, the Company issued and sold to OEP AC Holdings, LLC (“OEP”) 75,000 shares of the Company’s Series A 3.0 Percent Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $75.0 million (the “Equity Financing”) pursuant to the Securities Purchase Agreement dated August 14, 2009 by and between the Company and OEP.

The Company used approximately $39 million of the proceeds to repay all outstanding indebtedness under the Credit Agreement and to cash collateralize the letter of credit. After the repayment of the Credit Agreement and the payment of fees and expenses related thereto and to the issuance of the Preferred Stock to OEP, the Company had approximately $35 million of net proceeds, which the Company intends to use together with cash from operations to fund its general business requirements.

The Series A Preferred Stock is subordinate and ranks junior in right of payment to all indebtedness of the Company. Holders of the Series A Preferred Stock will vote with the Common Stock on an as-converted basis, including any applicable make-whole adjustment. The holders of the Series A Preferred Stock may convert Series A Preferred Stock at any time, in whole or in part, into shares of Common Stock, at a rate of 66.667 shares of the Company’s Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

anti-dilution adjustments, representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received shall be increased for a make-whole adjustment equal to (a) the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by (b) the Conversion Rate.

Holders of the Series A Preferred Stock will not be permitted to transfer or dispose of its interest in the Series A Preferred Stock other than to certain of its affiliates and will not convert any Series A Preferred Stock into shares of the Company’s Common Stock for one year from the date of issuance, absent certain reorganization events occurring prior to that date.

At any time after September 1, 2014, or in connection with a change in control, holders may require the Company to redeem any or all outstanding shares of Series A Preferred Stock at the Liquidation Preference of such redeemed Series A Preferred Stock including any applicable make-whole adjustment.

The representations and warranties included in the Securities Purchase Agreement, which has been filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2008, were made by the Company and OEP AC Holdings, LLC to each other. These representations and warranties were made as of specific dates, only for purposes of the Securities Purchase Agreement and for the benefit of the parties thereto. These representations and warranties were subject to important exceptions and limitations agreed upon by the parties, including being qualified by confidential disclosures, made for the purposes of allocating contractual risk between the parties rather than establishing these matters as facts, and were made subject to a contractual standard of materiality that may be different from the standard generally applicable under federal securities laws. The Securities Purchase Agreement has been filed to provide investors with information regarding its terms and conditions, and not to provide any other factual information regarding the Company or its business. Moreover, information concerning the subject matter of the representations and warranties may have changed, and may continue to change, after the date of the Securities Purchase Agreement, and such subsequent information may or may not be fully reflected in the Company’s public reports. Accordingly, investors should not rely on the representations and warranties contained in the Securities Purchase Agreement or any description thereof as characterizations of the actual state of facts or condition of the Company, its subsidiaries or affiliates. The information in the Securities Purchase Agreement should be considered together with the Company’s public reports filed with the SEC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully Exhibit 99.3, “Cautionary Statement Pursuant to Private Securities Litigation Reform Act of 1995—Safe Harbor for Forward-Looking Statements,” which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Unless otherwise noted, all financial information provided in this report gives effect to our restatement.

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in “Risk Factors” set forth in Exhibit 99.1 of this quarterly report on Form 10Q for the quarter ended June 30, 2008. In this quarterly report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

Restatement

We have restated our previously issued consolidated financial statements and related notes as of December 31, 2007 and for the years ended December 31, 2007 and December 31, 2006 as well as our quarterly condensed consolidated financial statements for each of the quarters in 2007 and the first quarter of 2008, as discussed in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” to the condensed consolidated financial statements. The discussion and analysis contained in this item reflects the adjustments made in connection with the restatement.

Overview

During the quarter ended June 30, 2008, continuing through the date of this report, our results of operations, financial position and cash flows were adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and our failure to maintain compliance with covenants in our revolving Credit Agreement. Certain of the facts and circumstances that necessitated the Review and restatement have led to legal and administrative proceedings against us, which continue to adversely affect, and to contribute to uncertainty with respect to, our results of operations, financial position and cash flows. For additional information regarding these legal and administrative proceedings, please see “Part II – Item 1 – Legal Proceedings,” and Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in the notes to the condensed consolidated financial statements.

Our restatement was announced in July 2008. The restatement process has included a thorough and comprehensive review of our accounting policies and practices to evaluate compliance with GAAP; implementing revised accounting policies, and enhancing or developing new systems to track, value and account for our transactions. In connection with the Review and restatement, we identified errors in our accounting and material weaknesses in our internal control over financial reporting. For a description of the material weaknesses identified by management as a result of the Audit Committee’s Review and management’s plan to remediate those material weaknesses, see “Part I – Item 4 – Controls and Procedures.”

Summary of Second Quarter and Year-to-Date Results

Total revenue for the quarter ended June 30, 2008 was $85.7 million, an increase of 18.9 percent compared to the quarter ended June 30, 2007, a result of both higher product sales and royalty revenue on a quarter over quarter basis.

For the quarter ended June 30, 2008, we had a loss from operations of $3.4 million compared to income from operations of $7.8 million for the same period in 2007. Gyrus arbitration award costs of $13.3 million were accrued in the second quarter of 2008 as general and administrative expenses. Net loss for the quarter ended June 30, 2008 was $3.2 million compared to net income for the second quarter of 2007 of $7.3 million.

Total revenue for the six months ended June 30, 2008 was $163.2 million, an increase of 17.4 percent compared to the six months ended June 30, 2007, a result of both increased product sales and royalty revenue on a period over period basis. For the six months ended June 30, 2008, we had income from operations of $0.2 million compared to income from operations of $11.1 million for the same period in 2007. Gyrus arbitration award costs of $13.3 million were accrued in the first six months of 2008 as general and administrative expenses. There was a net loss for the six months ended June 30, 2008 of $0.9 million compared to net income for the six months ended June 30, 2007 of $10.4 million.

Results of Operations

The following is a comparison of our results of operations for the three and six months ended June 30, 2008 and 2007 (in thousands, except percentages and per-share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
			(As Restated)				(As Restated)

Revenues:
Product sales	$80,623	94.1%	$69,207	96.1%	$155,748	95.4%	$133,599	96.1%
Royalties, fees and other	5,053	5.9%	2,827	3.9%	7,481	4.6%	5,466	3.9%

Total revenues	85,676	100.0%	72,034	100.0%	163,229	100.0%	139,065	100.0%

Cost of product sales	22,892	26.7%	21,493	29.8%	46,479	28.5%	42,268	30.4%

Gross profit	62,784	73.3%	50,541	70.2%	116,750	71.5%	96,797	69.6%

Operating expenses:
Research and development	7,374	8.6%	6,610	9.2%	15,625	9.6%	14,133	10.2%
Sales and marketing	33,595	39.2%	25,838	35.9%	66,156	40.5%	51,910	37.3%
General and administrative	22,394	26.1%	6,204	8.6%	30,015	18.4%	12,246	8.8%
Amortization of intangible assets	1,652	1.9%	1,913	2.7%	3,254	2.0%	3,829	2.8%
Reimbursement services	478	0.6%	2,197	3.0%	858	0.5%	3,539	2.5%
Investigation and restatement-related costs	678	0.8%	—	0.0%	678	0.4%	—	0.0%

Total operating expenses	66,171	77.2%	42,762	59.4%	116,586	71.4%	85,657	61.6%

Income (loss) from operations	(3,387)		7,779		164		11,140
Interest and other income (expense), net	(1,464)		874		(1,601)		1,256

Income (loss) before income taxes	(4,851)		8,653		(1,437)		12,396

Income tax provision (benefit)	(1,682)		1,368		(499)		1,960

Net income (loss)	$(3,169)		$7,285		$(938)		$10,436

Weighted-average shares outstanding:
Basic	26,607		27,261		26,562		27,212
Diluted	26,607		28,392		26,562		28,343

Earnings (loss) per common share:
Basic	$(0.12)		$0.27		$(0.04)		$0.38

Diluted	$(0.12)		$0.26		$(0.04)		$0.37

Product Sales

Product sales by business unit and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
						(As Restated)
Sports Medicine	$35,529	$16,992	$52,521	65.1%	$33,004	$11,313	$44,317	64.0%
ENT	18,089	3,421	21,510	26.7%	16,167	2,300	18,467	26.7%
Spine	3,446	3,146	6,592	8.2%	3,234	3,189	6,423	9.3%

Total Product Sales	$57,064	$23,559	$80,623	100.0%	$52,405	$16,802	$69,207	100.0%

% Net Product Sales	70.8%	29.2%	100.0%		75.7%	24.3%	100.0%

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
						(As Restated)
Sports Medicine	$71,823	$30,311	$102,134	65.6%	$66,197	$21,197	$87,394	65.4%
ENT	35,131	6,342	41,473	26.6%	30,983	4,273	35,256	26.4%
Spine	6,601	5,540	12,141	7.8%	6,046	4,903	10,949	8.2%

Total Product Sales	$113,555	$42,193	$155,748	100.0%	$103,226	$30,373	$133,599	100.0%

% Net Product Sales	72.9%	27.1%	100.0%		77.3%	22.7%	100.0%

For the quarter ended June 30, 2008, our Sports Medicine product sales increased by $8.2 million or 18.5 percent compared with the same quarter of 2007, and represented approximately two-thirds of our total product sales. For the six month period ended June 30, 2008 our Sports Medicine product sales increased by $14.7 million or 16.9 percent compared to the same period in 2007. For the three and the six month periods ended June 30, 2008, the late 2007 introduction of the Quantum controller had a positive impact on Coblation product sales and other product lines also experienced increased product sales.

For the quarter ended June 30, 2008, our ENT product sales increased by $3.0 million or 16.5 percent compared with the same quarter of 2007 and represented 26.7 percent of our net product sales. For the six month period ended June 30, 2008 our ENT product sales increased by $6.2 million or 17.6 percent compared to the same period in 2007. For both the quarter and the six month periods ended June 30, 2008, our increased product sales reflected the growth of our Coblation products in the tonsillectomy and adenoidectomy market.

For the quarter ended June 30, 2008, our Spine product sales increased approximately $0.2 million or 2.6 percent compared with the same quarter of 2007 and represented 8.2 percent of our total product sales. For the six month period ended June 30, 2008 our Spine product sales increased by $1.2 million or 10.9 percent. The increase in our Spine product sales for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to an increase in Cavity Spine Wand sales and an increase in the number of active customers.

International product sales for the quarter ended June 30, 2008 increased $6.8 million or approximately 40.2 percent compared to the same quarter of 2007. Changes in foreign currency rates increased reported sales by approximately $1.3 million in the second quarter of 2008 compared to the same period in 2007. For the six month period ended June 30, 2008, International product sales increased by $11.8 million or approximately 38.9 percent compared to the same period of 2007. Changes in foreign currency rates increased reported sales by approximately $2.3 million in the six month period ended June 30, 2008 compared to the same period in 2007. Distributor sales increased in the second quarter of 2008 in advance of an announced July 1, 2008 product price increase and in advance of our ERP system implementation.

Royalties, Fees and Other Revenues

Royalties, fees and other revenues increased to $5.1 million for the quarter ended June 30, 2008, compared to $2.8 million for the quarter ended June 30, 2007. For the six month period ended June 30, 2008, royalty revenue was $7.5 million compared to $5.5 million for the same period in 2007. For both the quarter and six months ended June 30, 2008, the increase was primarily the result of a royalty settlement received during the second quarter of 2008 of $1.9 million.

Cost of Product Sales

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales
			(As Restated)				(As Restated)

Product cost	$19,191	23.8%	$17,941	25.9%	$38,617	24.8%	$35,378	26.5%
Controller amortization	2,332	2.9%	1,937	2.8%	4,609	2.9%	3,935	2.9%
Other	1,369	1.7%	1,615	2.4%	3,253	2.1%	2,955	2.2%

Total Cost of Product Sales	$22,892	28.4%	$21,493	31.1%	$46,479	29.8%	$42,268	31.6%

Product margin as a percentage of net product sales increased to 71.6 percent in the second quarter of 2008 from 68.9 percent in the second quarter of 2007. For the six month period ended June 30, 2008 our product margin was 70.2 percent compared to 68.4 percent in the same period of 2007. In the second quarter of 2007, we recorded provisions for excess and obsolete inventory which reduced product margin in both periods of 2007.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
			(As Restated)				(As Restated)

Research and development	$7,374	8.6%	$6,610	9.2%	$15,625	9.6%	$14,133	10.2%
Sales and marketing	33,595	39.2%	25,838	35.9%	66,156	40.5%	51,910	37.3%
General and administrative	22,394	26.1%	6,204	8.6%	30,015	18.4%	12,246	8.8%
Amortization of intangible assets	1,652	1.9%	1,913	2.7%	3,254	2.0%	3,829	2.8%
Reimbursement services	478	0.6%	2,197	3.0%	858	0.5%	3,539	2.5%
Investigation and restatement-related costs	678	0.8%	—	0.0%	678	0.4%	—	0.0%

Total operating expenses	$66,171	77.2%	$42,762	59.4%	$116,586	71.4%	$85,657	61.6%

Operating expenses for the quarter ended June 30, 2008 were $66.2 million compared to $42.8 million for the quarter ended June 30, 2007. The $23.4 million increase was attributable to a number of factors. General and administrative expenses increased $16.2 million, of which $13.3 million is attributable to the Gyrus arbitration award costs accrual and the remainder of the increase is primarily due to legal fees in connection with our corporate process to evaluate strategic alternatives. Sales and marketing expense increased approximately $7.8 million due to additional expenses incurred for promotional expenses, increased salaries and related expenses, and increased commissions associated with higher product sales. Reimbursement services decreased $1.7 million as we no longer paid a service fee to DiscoCare after our acquisition of DiscoCare on December 31, 2007.

Operating expenses for the six months ended June 30, 2008 were $116.6 million compared to $85.7 million for the six months ended June 30, 2007. The $30.9 million increase was attributable to a number of factors. General and administrative expenses increased $17.8 million of which $13.3 million related to the Gyrus arbitration award costs accrual and the remainder of the increase is primarily due to our corporate process to evaluate strategic alternatives, and expense incurred required for our initial Nasdaq hearing in March 2008. Sales and marketing expense increased approximately $14.2 million period over period due to additional promotional expenses, increased salaries and related expenses, and increased commissions associated with higher product sales. Reimbursement services decreased $2.7 million as we no longer paid a service fee to DiscoCare after our acquisition of DiscoCare on December 31, 2007.

Interest and Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)

Interest income	$165	$474	$381	$880
Interest expense and bank fees	(1,083)	(244)	(2,205)	(470)
Foreign exchange gain (loss), net	(594)	703	160	1,006
Other income (expense), net	48	(59)	63	(160)

Interest and other income (expense), net	$(1,464)	$874	$(1,601)	$1,256

The increase in net expense for the three and six month periods ending June 30, 2008 was due primarily to interest expense on borrowings outstanding under our revolving credit agreement at June 30, 2008 that were not outstanding as of June 30, 2007 and lower interest income on excess cash balances due to lower prevailing market interest rates. The change in foreign exchange gain (loss) during the periods primarily relates to the remeasurement impact of changing exchange rates during the period on assets and liabilities on our foreign subsidiaries.

Income Tax Provision

Our effective tax rate for the quarter and six months ended June 30, 2008 was 34.7%, which approximated the U.S. statutory tax rate of 35%. Our effective tax rate for the quarter and six months ended June 3, 2007 was 15.8% due to the proportion of our income before tax that is taxable in lower tax rate foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2008, we had $105.7 million in working capital, compared to $122.0 million at December 31, 2007. Our principal sources of liquidity consisted of $42.5 million in cash, cash equivalents, restricted cash equivalents and investments at June 30, 2008. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of corporate bonds.

Cash provided by operating activities for the six months ended June 30, 2008 was $29.7 million. Cash from operations differed from our net loss of $0.9 million as a result of non-cash expenses, recognized or accrued, most notably depreciation and amortization expense of $11.1 million, $13.3 million accrual for the Gyrus arbitration award, and stock-based compensation expense of $5.4 million. Cash provided by operating activities for the six months ended June 30, 2007 was $34.2 million and differed from the net income of $10.4 million primarily due to $10.9 million of depreciation and amortization and stock-based compensation expense of $5.4 million.

Cash used in investing activities for the six months ended June 30, 2008 was $16.0 million, due primarily to $13.5 million of purchases of property and equipment and partially offset by a $0.5 million reduction in restricted cash. Cash used in investing activities for the six months ended June 30, 2007 was $25.9 million, which was due primarily to $10.8 million of property and equipment purchases and $14.8 million for an earnout payment related to the acquisition of ATI, partially offset by sales and maturities of available-for-sale securities.

Cash used in financing activities for the six months ended June 30, 2008 was $14.2 million, due primarily to cash used for the repurchase of our stock on the open market and repayment of a portion of the amount borrowed under our revolving credit agreement. Cash provided by financing activities for the six months ended June 30, 2007 was $3.3 million, due primarily to cash proceeds from the exercise of stock options.

Historically, our liquidity needs have been to finance the costs of operations, to acquire complementary businesses or assets and to make repurchases of our common stock. Our operating cash flow has historically been affected by the overall profitability of the sales of our products, our ability to invoice and collect from clients in a timely manner, and our ability to efficiently implement our acquisition strategy and manage costs. We have historically relied on our cash flow from operations, cash on hand and borrowings under our Credit Agreement for liquidity.

On July 21, 2008, we announced that we would restate our previously reported financial statements. In a letter dated July 29, 2008, Bank of America, N.A., as Administrative Agent under the Credit Agreement consented to an extension of the deadline for delivery of our June 30, 2008 financial statements to September 15, 2008. On September 15, 2008 we received a letter from the Administrative Agent consenting to a further extension of the deadline to December 1, 2008 for delivery of our financial statements for the periods ending June 30, 2008 and September 30, 2008.

On November 26, 2008, we entered into a Second Amendment and Consent with respect to the Credit Agreement. Pursuant to the Second Amendment and Consent, the Administrative Agent and the Lenders consented to the extension of the delivery deadline for our June 30, 2008 and September 30, 2008 financial statements from December 1, 2008 to the earliest of (a) the end of business on March 2, 2009, (b) the date on which we receive notice from Nasdaq Stock Market LLC (“Nasdaq”) that our common stock will be delisted from the Nasdaq Global Select Market, (c) the date that our common stock is delisted from the Nasdaq Global Select Market and (d) the date on which we receive notice from Nasdaq that its requested extension of time for delivery of its June 30, 2008 and September 30, 2008 financial statements has been denied. In addition, pursuant to the Second Amendment and Consent, the commitment fees, letter of credit fees and interest rates that we will pay and any given leverage ratio was increased. Finally, the Second Amendment and Consent contained other changes relating to the determination of the interest rate applicable to loans that are determined with reference to the LIBOR.

On January 14, 2009, we received a letter from the Nasdaq Listing Qualifications Panel (the “Panel”) stating that the Panel had determined to delist and suspend trading of our common stock on Nasdaq effective at the open of trading on January 16, 2009. The Panel’s delisting notice constituted an event of default under the Credit Agreement. On January 16, 2009, we received a waiver from the Lenders and the Administrative Agent relating to the event of default resulting from the delisting of our stock. Under the terms of the waiver, we repaid $10 million of the principal amount (plus accrued and unpaid interest) outstanding under the Credit Agreement. The other terms of the waiver are substantially identical to the Second Amendment and Consent of November 26, 2008.

On February 23, 2009, we received a letter from the Administrative Agent asserting that certain Events of Default (as defined in the Credit Agreement) exist under the Credit Agreement, including Events of Default resulting from:

•	failure to maintain a Consolidated EBITDA (as defined in the Credit Agreement) of $50 million or greater for each of the 12-month periods ended March 31, 2008, June 30, 2008 and September 30, 2008;

•

our failure to deliver certain documentation that was required to be delivered to the Agent in connection with the Lender’s consent to us making a construction loan of up to $3 million to an unrelated third party commencing in the second quarter of 2008;

•

the breach of a representation in the Credit Agreement resulting from the occurrence of an Internal Control Event (which, as defined in the Credit Agreement, means a material weakness in, or fraud that involves management or other employees who have a significant role in, our internal control over financial reporting, in each case as described in the securities laws) associated with deficiencies in our internal control over financial reporting; and

•

the breach of several covenants and representations contained in the Credit Agreement and the occurrence of a Material Adverse Effect (as defined in the Credit Agreement), which we believe were alleged to exist as the result of certain improper practices in the insurance billing and healthcare compliance practices.

The letter also notified us that the Lenders were no longer required to honor and did not intend to honor further extensions of credit under the Credit Agreement. Additionally, the Administrative Agent and Lenders stated that while they were not presently exercising any of their rights, powers, or remedies available to them with respect to the alleged Events of Default (which include the right to accelerate the maturity of the remaining $45 million of indebtedness outstanding under the Credit Agreement), all such rights, powers and remedies were expressly reserved.

On April 1, 2009, we received a letter from the Administrative Agent notifying us that as a result of the existence of certain Events of Default under the Credit Agreement, the Administrative Agent, at the request of the Lenders, terminated the commitments of the Lenders to make additional loans and the Administrative Agent to make credit extensions including letters of credit under the Credit Agreement, effective as of close of business on March 31, 2009.

On August 14, 2009, we signed a Third Amendment to the Credit Agreement and Forbearance Agreement (the “Forbearance Agreement”) with respect to the Credit Agreement. The Forbearance Agreement became effective upon us meeting certain conditions, including (but not limited to): being current in payments on all interest on loans and letter of credit fees; a payment of $7.5 million of the outstanding principal indebtedness; a forbearance fee equal to 0.75 percent of the outstanding Commitments after taking account of the $7.5 million reduction to principal described above with the fee to be paid (i) 0.50 percent on the effective date of the Forbearance Agreement and (ii) 0.25 percent due on October 1, 2009 unless all indebtedness under the Credit Agreement shall have been fully repaid before October 1, 2009, in which case the 0.25 percent amount shall be waived; the delivery of a collateral questionnaire to the Administrative Agent and consenting Lenders; and the payment of all fees and expenses incurred by the Administrative Agent.

On September 1, 2009, we sold 75,000 shares of Series A Preferred Stock to OEP AC Holdings LLC, an affiliate of One Equity Partners, for gross proceeds of $75.0 million. We used approximately $39 million of the proceeds to repay all outstanding indebtedness under the Credit Agreement and to cash collateralize a letter of credit. In connection with the repayment of all outstanding indebtedness under the Credit Agreement, all rights and obligations under the Credit Agreement have been terminated and all security interests and other encumbrances have been released, other than our obligations with respect to a letter of credit issued in favor of an affiliate of one of the Lenders in the amount of €750,000, which is cash collateralized in the approximate amount of $1.4 million.

After the repayment of the Credit Agreement and the payment of fees and expenses related thereto and to the issuance of the Preferred Stock to OEP, we had approximately $35 million of net proceeds, which we intend to use together with cash from operations to fund our general business requirements.

During the six months ended June 30, 2008 and continuing through the date of this report, our liquidity and cash flow has been materially and adversely affected by the significant cash required to pay the costs associated with the Review and the resulting events of default that have followed which restrict our normal access to credit markets. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flow. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

Critical Accounting Policies and Estimates

Information regarding our critical accounting policies is set forth in “Part II — Item 7 — MD&A — Critical Accounting Policies and Estimates” of our annual report on Form 10-K for the year ended December 31, 2008, filed concurrently with this quarterly report on Form 10-Q. This information is attached as Exhibit 99.2 to this report and incorporated by reference herein.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part II — Item 1A — Risk Factors.” The risks discussed in our “Part II — Item 1A — Risk Factors” could materially affect our business, financial condition and future results, and are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Recently Issued Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I – Item I – Financial Statements” for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. There were no material changes from our contractual obligations during the six months ended June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that may impact, adversely or otherwise, our financial condition, results of operations, or cash flows. Although payments under the operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with operating leases. As of September 1, 2009, we repaid all indebtedness owed under our Credit Agreement and terminated the Credit Agreement. As a result, we are no longer exposed to the risks associated with fluctuating interest rates for borrowings under the Credit Agreement. Prior to repayment, borrowings under our Credit Agreement incurred interest based on then-current market interest rates. We have not historically used derivative financial instruments to manage these market risks.

Our interest income is dependent on changes in the general level of U.S. dollar interest rates. Our cash and cash equivalents consist of money market funds and various deposit accounts. Short-term investments consist primarily of corporate bonds with readily determinable fair values based on quoted market prices from active markets. Our investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. Due to the nature of our investments, we have concluded that we do not have material interest rate risk exposure. For the quarters ended June 30, 2008 and 2007, we had no significant realized gains or losses. As of June 30, 2008, we had $0.7 million invested in available-for-sale marketable securities. An immediate 10 percent increase or decrease in interest rates would not have a material adverse impact on our future operating results or cash flows.

The table below presents principal amounts and related weighted average interest rates as of June 30, 2008 for our cash, cash equivalents, restricted cash equivalents and investments as well as our balances outstanding under the Credit Agreement (in thousands):

Cash, cash equivalents, restricted cash equivalents and investments	$42,457
Average interest rate earned on cash, cash equivalents, restricted cash equivalents, and investments	2.1%
Notes payable	55,000
Average interest rate paid on notes payable	5.5%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at June 30, 2008 are denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, British Pounds, Swedish Krona, Australian Dollars and Costa Rican Colones. A ten-percent change in the June 30, 2008 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.8 million. We have not used derivative financial instruments to hedge against foreign currency risk. Our objective to minimize foreign currency gains and losses has been managed by maintaining only enough cash necessary for immediate working capital requirements in accounts denominated in currencies other than the U.S. Dollar and holding the majority of our cash and cash equivalents in U.S. Dollar accounts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Pursuant to this evaluation, our CEO and CFO concluded that, as of June 30, 2008, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level. We have not filed periodic reports on a timely basis, as required by the rules of the SEC, since May 2008. The restatement of our consolidated financial statements for the years ended December 31, 2007 and 2006 and for the quarter ended March 31, 2008, as discussed in Note 2 , “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements, resulted in an inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009. In addition, as described below, management identified material weaknesses in our internal control over financial reporting.

We have made progress in improving our disclosure controls and procedures. We have taken, and are taking, the actions described more fully below under “Remediation Activities” to remediate the material weaknesses in our internal control over financial reporting. We also strive to enhance our processes to enable us to provide complete and accurate public disclosure on a timely basis. However, management believes that our disclosure controls and procedures will not be effective at the reasonable assurance level until we are able to file required reports with the SEC on a timely basis.

To address the material weaknesses described in this Item 4, management performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with GAAP. As a result of these procedures and other factors, including internal procedures that identified revisions to previously issued financial statements and the performance of additional procedures by management designed to establish the reliability of financial reporting, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

Management identified the following control deficiencies that constitute material weaknesses that continue to exist as of the filing date of this report.

1.	Control environment. We did not maintain an effective control environment, which is the foundation upon which all other components of internal controls are based. Specifically:

•

We did not maintain a consistent and proper tone and control consciousness that consistently emphasized the importance of consistent application of accounting policies and procedures and strict adherence to GAAP. Specifically, we did not maintain sufficient safeguards to provide reasonable assurance that controls could not be circumvented by management override or to prevent or detect possible misconduct by certain former members of senior management with respect to certain revenue transactions. Information related to certain revenue transactions was not communicated to accounting personnel to appropriately consider the financial reporting implications of such transactions.

•

We did not maintain effective procedures for communicating to all relevant personnel our accounting policies, the importance of consistent application of our accounting policies, and essential data required to properly apply GAAP to our transactions. Specifically, we did not have appropriate procedures to provide reasonable assurance that non-routine terms in business arrangements with financial reporting implications were communicated completely, accurately or in a timely manner to the accounting personnel. As a result, accounting personnel did not have the necessary information to determine the financial reporting consequences of certain transactions.

•

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements.

•

We did not maintain effective monitoring activities to provide reasonable assurance that breakdowns in the operation of controls within our individual business units were detected and corrected on a timely basis. As a result, we did not detect deficiencies in compliance with our accounting policies on a timely basis.

This material weakness led to erroneous judgments regarding the application of GAAP, which resulted in errors and possible irregularities in the preparation of our financial statements. This material weakness also contributed to the existence of the material weaknesses described in items 2 through 4 below.

2.	Period-end financial reporting process. We did not maintain effective controls over the period-end financial reporting process, including controls with respect to the review, supervision, and monitoring of accounting operations. Specifically:

•

We did not maintain effective controls to provide reasonable assurance that account reconciliations were properly performed and that reconciliations and journal entries were consistently reviewed for completeness and accuracy.

•	We did not maintain effective controls to provide reasonable assurance that foreign currency transactions and balances were valued accurately in our consolidated financial statements.

•

We did not maintain effective controls related to our accounting for stockholders’ equity to provide reasonable assurance that our treasury stock transactions and stock-based compensation expense were accurately recorded.

•

We did not maintain effective controls to provide reasonable assurance that expenses were recognized in the proper reporting period, which affected the accuracy and valuation of certain intangible assets and also the completeness, accuracy and timely recording of prepaid expenses, accrued liabilities and the associated operating expenses. The Audit Committee Review identified at least one instance in which an accrual appeared to be reversed and the recording of certain expenses appeared to be delayed in order to achieve a particular EPS target.

3.

Revenue recognition. We did not maintain effective controls related to our accounting for revenue to provide reasonable assurance that (a) our accounting policy for revenue recognition was appropriately applied to the individual facts and circumstances of our various distributor, sales agent or customer agreements; (b) revenue was recognized in the proper reporting period in accordance with the terms of our sales contracts and our practice for replacing product that was lost or damaged during shipment; (c) appropriate collectibility assessments were performed prior to recognizing revenue; (d) our policies for returns and exchanges were consistently followed; (e) sufficient policies and procedures were developed and implemented for our reimbursement assistance service subsidiaries, DiscoCare and DRS, and revenue recognition accounting rules were properly applied by these subsidiaries; (f) revenue was recorded on a net basis with respect to all rebates or other payments due to customers; and (g) amounts received from third-party sales agents were recognized as a reduction of commission expense rather than revenue. The Audit Committee Review identified facts indicating that (a) a substantial number of sales transactions were quarter-end transactions structured to recognize revenue in a particular quarter in order to meet revenue forecasts; and (b) certain conduct occurred in our reimbursement assistance service subsidiaries, DiscoCare and DRS, including coding and billing inaccuracies and encouraging and/or recommending the use of certain codes and terms/phrases to describe the technology underlying our products.

4.	Acquisition accounting. We did not maintain effective controls related to our accounting for business acquisitions to provide reasonable assurance that (a) business combination accounting identified and considered all pertinent facts related to pre-acquisition business arrangements between the parties to determine appropriate acquisition date accounting for the settlement of a pre-existing business arrangement; and (b) the rationale for an acquisition transaction was adequately considered, documented and communicated to properly assess the fair value of the net assets acquired.

These material weaknesses resulted in material errors in and the restatement of our annual and interim financial statements for 2006, 2007 and the first quarter of 2008, and resulted in adjustments, including audit adjustments, to our annual and interim financial statements for the second, third and fourth quarters of 2008. Additionally, these material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the period from April 1, 2008 through the date of this filing (including the quarter ended June 30, 2008) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, Management concluded it has identified the material weaknesses discussed above and implemented material enhancements during the period from April 1, 2008 through the date of this filing to remediate our material weaknesses in internal control over financial reporting as discussed below.

REMEDIATION ACTIVITIES

Overview

Management has implemented, and continues to design and implement, certain remediation measures to address the above-described material weaknesses and enhance our system of internal control over financial reporting. These measures include (a) enhancing our communication process by initiating a specific and targeted communication plan involving the executive leadership and the board of directors; (b) taking certain personnel actions; (c) implementing standard contracts throughout our agent and distributor network and a review of non-standard contracts; (d) adopting a revised revenue recognition policy; (e) enhancing our financial reporting policies, procedures and processes involving the review and approval of account reconciliations, journal entries and corresponding supporting documentation; (f) designing and implementing training programs; and (g) increasing the emphasis of the accounting and internal audit groups on the review of key accounting controls and processes, including documentation requirements.

Management believes the remediation measures described below will remediate the identified control deficiencies and strengthen our internal control over financial reporting. As management continues to evaluate and work to enhance our internal control over financial reporting, it may be determined that additional measures must be taken to address control deficiencies or it may be determined that we need to modify or otherwise adjust the remediation measures described below.

Description of Remediation Actions

The remediation efforts outlined below are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

Leadership Tone. In light of the Review, we commenced in late 2008 significant efforts to communicate and establish an effective culture and the leadership tone necessary to support our desired control environment.

•

Effective December 18, 2008, we accepted the resignations of our then CFO, our then Senior Vice President of Strategic Business Units and our then Senior Vice President of the Spine unit. On February 18, 2009, we accepted the resignation of our then President and CEO.

•

Effective February 18, 2009, our board of directors appointed David Fitzgerald as our Acting President and CEO, and effective April 2, 2009, our board of directors appointed Todd Newton as our Senior Vice President and CFO. Effective October 21, 2009, our board of directors appointed Mr. Fitzgerald as our President and CEO.

•

Effective December 19, 2008, we enhanced our legal department and function by establishing the position of Senior Vice President and General Counsel by promoting the current VP of Legal Affairs to this position and hired additional legal staff to work at the direction of the General Counsel.

•

To reinforce our desired control environment and to align responsibility and accountability for individual conduct, the CEO and CFO have implemented a process requiring all vice presidents, significant department heads and regional sales managers to sign, in advance of the filing of our periodic quarterly and annual reports, a representation letter with respect to the application of accounting policies, procedures and internal controls.

•

We enhanced our third-party operated ethics hotline, which is available to employees and any external parties, to support multiple languages besides English. Quarterly communications from the CEO or Compliance Officer to all employees highlight our expectations for ethical conduct and legal compliance as well as the availability of the ethics hotline as a mechanism to raise questions and address potential concerns.

•

We conducted a review and update of our key employee policies and procedures, including our Code of Conduct. Annually, all employees are expected to certify that they have read, understand and will abide by the Code and other key policies and procedures.

Communication and Application of Accounting Policies. Management continues to evaluate and enhance controls to develop a more formalized process for monitoring, updating and disseminating non-routine contractual agreements to facilitate a complete and timely review by accounting personnel. Remedial efforts to date include:

•

We have developed standard contract templates for all stocking distributors and sales agents. All new contracts are reviewed by finance and legal personnel for conformity. Proposed deviations from the standard contract template are subject to reviews and approval according to our delegation of authority policy, which requires financial and legal officer approval. Existing distributor and agent contracts are being updated accordingly.

•

We have implemented additional controls, including the implementation of a global contractual agreement database related to existence, completeness, approval and retention of global contractual agreements amongst the various departments. We have also established a contract administrator position and function that reports to the General Counsel and is responsible for gathering and maintaining a database of all contracts and amendments thereto as well as checking that all required approvals have been obtained.

•

We require all sales, marketing, finance, accounting, customer service, order entry, credit and collections personnel to attend periodic revenue-recognition training. The training programs are designed to provide our personnel with an appropriate level of knowledge, experience and training in the application of GAAP commensurate with their responsibilities and our financial reporting requirements. As part of developing this training program, current management established a process to identify specific information that (a) is material to the application of our revenue recognition policies and (b) must be communicated from the sales staff to the accounting function. As of the date of this report, essentially all of the employees in the functions identified above have been trained. Refresher training will occur annually. Personnel in these functions will annually certify that they understand the policy, have abided by the policy and intend to continue to do so.

•

We revised our delegation of authority policies. The revised policies include enhancements with respect to the communication and approval channels in the areas of certain commercial terms, sourcing, capital investments and treasury activities, including requirements relating to communication, authorization and support criteria for specified types of modifications to standard contracts or other arrangements.

•

We revised, or are in the process of revising, our policies and procedures related to mergers and acquisitions, accruals, account reconciliations, and accounting reviews. The revision of these policies and procedures has and will continue to require additional training.

Monitoring. We continue to enhance our accounting and finance processes to enhance our ability to assess the accuracy of the consolidated financial statements and whether business practices are consistent with our stated accounting policies and procedures. Additionally, we continue to review and assess the sufficiency of our accounting and internal audit resources. Remedial efforts include:

•

We have hired additional qualified accounting staff in addition to hiring a new CFO. The new members of the accounting staff have sufficient experience for their roles and responsibilities based on prior experience in the accounting function of public companies.

•

The accounting department is also implementing additional preventive and detective control procedures including: (a) a quarterly cut-off test designed to detect improper revenue recognition; (b) a process to review distributor purchasing history and period end inventory levels in order to analytically verify the adequacy and accuracy of our sell-through estimation process and detect improper revenue recognition; and (c) lag time analyses for returns and exchanges to analyze the reasonableness of our accounting estimates for returns and exchanges and detect the improper recognition of net revenue.

•

In early 2009, we enhanced our global account reconciliation process governing account reconciliation content, format, review and approval procedures. The account reconciliation process is expected to be maintained prospectively as a tool to evaluate the consistent application of GAAP throughout our worldwide operations.

•

We have increased our staffing in the internal audit function and have hired a new head of internal audit. The internal audit department expects to implement enhanced risk assessment methodology which more actively recruits the input of business unit and functional leadership. Hiring of additional internal audit staff may be necessary.

These remediation activities are designed to address our material weaknesses.

The material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this quarterly report. We have performed additional substantive procedures in an effort to provide reasonable assurance that the underlying transactions reflected in our financial statements are supported and that the financial statements are fairly presented as of the date of this report.

The Audit Committee will oversee management’s development of an implementation plan and timetable for the above-referenced remedial measures, to the extent not already complete, and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the internal controls environment, as well as policies and procedures to enhance the overall effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We discuss our material legal proceedings in Note 10, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements. In addition to the matters specifically described in Note 10, “Litigation and Contingencies,” we are involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately. We record reserves for claims and lawsuits when they are probable and reasonably estimable. Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of the matters described in Note 10, “Litigation and Contingencies.” For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

ITEM 1A.	RISK FACTORS

There are many factors that affect our business and the results of our operations, many of which are beyond our control. A description of the risks associated with our business, financial condition and results of operations is set forth in “Part I — Item 1A — Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008, filed concurrently with this quarterly report on Form 10-Q. These risks are attached as Exhibit 99.1 to this report and incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1 ††	Pricing and Delivery Amendment dated June 16, 2008 to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc.

10.2 ††	Amendment dated June 16, 2008 for Development and Supply of S&N Branded Probes and Controllers to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

99.2	Critical Accounting Policies

99.3	Forward-Looking Statements

††	Confidential treatment has been requested as to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: November 18, 2009	/S/ DAVID FITZGERALD
David Fitzgerald
President and Chief Executive Officer

Date: November 18, 2009	/S/ TODD NEWTON
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX*

EXHIBIT NO.	DOCUMENT DESCRIPTION

10.1 ††	Pricing and Delivery Amendment dated June 16, 2008 to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc.

10.2 ††	Amendment dated June 16, 2008 for Development and Supply of S&N Branded Probes and Controllers to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

99.2	Critical Accounting Policies

99.3	Forward-Looking Statements

††	Confidential treatment has been requested as to portions of this exhibit.
*	Filed herewith.