Form 10-Q
period 2008-09-30
ARTHROCARE CORP
filed 2009-11-18
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended September 30, 2008

EXPLANATORY NOTE

We are filing this quarterly report on Form 10-Q for the third quarter of 2008 concurrently with the filing of our quarterly report on Form 10-Q for the second quarter of 2008 and the first quarter of 2009 and with our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). We experienced substantial delays in filing these reports with the Securities and Exchange Commission (“SEC”) as a result of issues identified during a review of accounting issues and internal controls and insurance billing and healthcare compliance issues, conducted under the direction of our Audit Committee (the “Review”), which was completed in August 2009. The 2008 Form 10-K contains: (i) our consolidated financial statements and related notes for the year ended December 31, 2008; (ii) a restatement of our previously issued consolidated financial statements and related notes as of December 31, 2007 and for the years ended December 31, 2007 and December 31, 2006; (iii) selected financial data restated for 2004 through 2007; and (iv) quarterly financial statements for the eight quarters in 2007 and 2008. For additional information regarding the Review, the background of the restatement, related adjustments and cumulative impact, you should refer to (i) the 2008 Form 10-K, which we are filing concurrently with this report, and (ii) Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in the notes to the condensed consolidated financial statements of this quarterly report on Form 10-Q for the third quarter of 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	September 30, 2008	December 31, 2007
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$35,124	$38,249
Restricted cash equivalents and investments	4,480	4,927
Accounts receivable, net of allowances of $4,097 and $4,309 at September 30, 2008 & December 31, 2007, respectively	40,164	40,836
Inventories, net	59,672	55,283
Deferred tax assets	25,259	25,079
Prepaid expenses and other current assets	14,799	7,592

Total current assets	179,498	171,966

Property and equipment, net	51,375	46,944
Intangible assets, net	25,917	30,246
Goodwill	139,555	140,182
Deferred tax assets	6,668	6,668
Other assets	5,052	1,941

Total assets	$408,065	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,801	$15,248
Accrued liabilities	55,961	32,432
Deferred tax liabilities	540	530
Deferred revenue	303	1,765

Total current liabilities	73,605	49,975

Notes payable	55,000	60,000
Deferred tax liabilities	484	383
Deferred revenue	1,618	—
Other non-current liabilities	6,481	6,536

Total liabilities	137,188	116,894

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued and outstanding: 26,694 shares at September 30, 2008 and 26,808 shares at December 31, 2007	27	27
Treasury stock: 4,162 shares at September 30, 2008 and 3,936 shares at December 31, 2007	(112,639)	(101,321)
Additional paid-in capital	367,301	358,065
Accumulated other comprehensive income	1,690	3,970
Retained earnings	14,498	20,312

Total stockholders’ equity	270,877	281,053

Total liabilities and stockholders’ equity	$408,065	$397,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share data)

.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)
Revenues:
Product sales	$70,202	$61,317	$225,950	$194,916
Royalties, fees and other	3,649	2,859	11,130	8,325

Total revenues	73,851	64,176	237,080	203,241

Cost of product sales	20,462	21,194	66,941	63,462

Gross profit	53,389	42,982	170,139	139,779

Operating expenses:
Research and development	8,584	6,512	24,209	20,645
Sales and marketing	30,983	26,166	97,139	78,076
General and administrative	11,558	6,106	41,573	18,352
Amortization of intangible assets	1,623	1,698	4,877	5,527
Reimbursement services	587	1,198	1,445	4,737
Investigation and restatement-related costs	5,541	—	6,219	—

Total operating expenses	58,876	41,680	175,462	127,337

Income (loss) from operations	(5,487)	1,302	(5,323)	12,442
Interest income	180	541	561	1,421
Interest expense and bank fees	(684)	(264)	(2,889)	(734)
Foreign exchange gain (loss), net	(1,349)	407	(1,189)	1,413
Other expense, net	(120)	(17)	(57)	(177)

Interest and other income (expense), net	(1,973)	667	(3,574)	1,923

Income (loss) before income taxes	(7,460)	1,969	(8,897)	14,365

Income tax provision (benefit)	(2,585)	311	(3,084)	2,271

Net income (loss)	$(4,875)	$1,658	$(5,813)	$12,094

Weighted-average shares outstanding:
Basic	26,649	27,570	26,591	27,326
Diluted	26,649	28,856	26,591	28,685

Earnings (loss) per common share:
Basic	$(0.18)	$0.06	$(0.22)	$0.44

Diluted	$(0.18)	$0.06	$(0.22)	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$(5,813)	$12,094
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development projects	—
Depreciation and amortization	16,997	16,183
Provision for doubtful accounts receivable and product returns	5,472	5,173
Provision for inventory and warranty reserves	1,678	3,736
Non-cash stock compensation expense	8,084	7,947
Deferred taxes	(69)	(4,079)
Income tax benefits relating to employee stock options	(1,326)	(3,814)
Other	(1,631)	837
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(4,017)	(123)
Inventories	(4,779)	(4,805)
Prepaid expenses and other current assets	(8,812)	925
Accounts payable	1,338	798
Accrued liabilities	24,036	7,007
Deferred revenue	156	329
Income taxes payable	—	(1,684)

Net cash provided by operating activities	31,314	40,524

Cash flows from investing activities:
Purchases of property and equipment	(17,605)	(14,139)
Earnout payment for purchase of ATI, net	(483)	(14,776)
Payments for business combinations and purchases of intangible assets	(1,375)	(1,657)
Disbursement of loan receivable	(1,545)	—
Maturities and other changes in restricted cash equivalents and investments	424	(24,630)
Proceeds from maturities of available-for-sale securities	—	3,656

Net cash used in investing activities	(20,584)	(51,546)

Cash flows from financing activities:
Payments for purchases of treasury stock	(11,778)	—
Repayments on revolving Credit Agreement	(5,000)	—
Proceeds from issuance of common stock, net of issuance costs	391	306
Proceeds from exercise of options to purchase common stock, net of issuance costs	1,221	9,885
Income tax benefit relating to employee stock options	1,326	3,814

Net cash provided by (used in) financing activities	(13,840)	14,005

Effect of exchange rate changes on cash and cash equivalents	(15)	88

Net increase (decrease) in cash and cash equivalents	(3,125)	3,071
Cash and cash equivalents, beginning of the period	38,249	15,531

Cash and cash equivalents, end of the period	$35,124	$18,602

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2008 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, as well as all restatement adjustments discussed in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” considered necessary to fairly state the financial position of the Company at September 30, 2008 and December 31, 2007, the results of its operations for the three and nine month periods ended September 30, 2008 and September 30, 2007 and its cash flows for the nine month periods ended September 30, 2008 and September 30, 2007.

In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of results for the full year.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee Review

Beginning in December 2007, allegations of potential wrongdoing were made against the Company by various sources through various press reports, which focused on the Company’s relationship with DiscoCare, Inc. (“DiscoCare”). These reports raised concerns relating to accounting, disclosure and insurance billing practices. In response, the Company’s management performed an assessment of the allegations, including obtaining information from certain senior sales managers. No centralized document or email collection was done by the Company at that

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

time. Based on that assessment, the Company determined that the allegations substantially lacked merit. In January 2008, the Company was contacted by the Listings Investigation Department of the Nasdaq Stock Market about the statements in these press reports. The Company met with and provided information to the Listings Investigation Staff in March 2008. The information provided to the Listing Investigation Staff was based primarily on the Company’s prior review of these issues. On March 25, 2008, the Company announced that the inquiry by Nasdaq had been closed.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In a majority of the transactions reviewed, sales personnel involved in the transactions at issue, including a former executive officer, did not communicate information and practices bearing on revenue recognition and related matters to the Company’s finance personnel, and as a consequence, it appears that the information was not conveyed to the Company’s independent registered public accounting firm. This failure to communicate information of this nature affected accounting determinations, including assessment of revenue recognition, income statement classification for payments to certain distributors and acquisition accounting. In at least one instance, affirmative misrepresentations bearing upon revenue recognition appear to have been made by a former executive officer to the Company’s Vice President of Finance.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents the effects of the restatement adjustments by financial statement line item for the three month period ended September 30, 2007 (in thousands, except per-share data):

	Three Months Ended September 30, 2007
		Adjustments
	As Reported	DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments	Provision for Income Tax	As Restated
Revenues:
Product sales	$75,492	$—	$(7,970)	$(6,205)	$—	$(14,175)	$—	$61,317
Royalties, fees and other	2,969	—	—	(110)	—	(110)	—	2,859

Total revenues	78,461	—	(7,970)	(6,315)	—	(14,285)	—	64,176

Cost of product sales	21,200	—	—	(24)	18	(6)	—	21,194

Gross profit (loss)	57,261	—	(7,970)	(6,291)	(18)	(14,279)	—	42,982

Operating expenses:
Research and development	6,519	—	—	—	(7)	(7)	—	6,512
Sales and marketing	29,531	—	(2,724)	(4,131)	3,490	(3,365)	—	26,166
General and administrative	6,023	—	—	—	83	83	—	6,106
Amortization of intangible assets	1,753	—	—	—	(55)	(55)	—	1,698
Reimbursement services	—	—	1,198	—	—	1,198	—	1,198

Total operating expenses	43,826	—	(1,526)	(4,131)	3,511	(2,146)	—	41,680

Income (loss) from operations	13,435	—	(6,444)	(2,160)	(3,529)	(12,133)	—	1,302

Interest income	541	—	—	—	—	—	—	541
Interest expense and bank fees	(264)	—	—	—	—	—	—	(264)
Foreign exchange gain (loss), net	750	—	—	(355)	12	(343)	—	407
Other expense, net	(17)	—	—	—	—	—	—	(17)

Income (loss) before income taxes	14,445	—	(6,444)	(2,515)	(3,517)	(12,476)	—	1,969

Income tax provision (benefit)	3,323	—	—	—	—	—	(3,012)	311

Net income (loss)	$11,122	$—	$(6,444)	$(2,515)	$(3,517)	$(12,476)	$3,012	$1,658

Weighted-average shares outstanding:
Basic	27,570							27,570
Diluted	28,856							28,856

Earnings per common share:
Basic	$0.40							$0.06
Diluted	$0.39							$0.06

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents the effects of the restatement adjustments by financial statement line item for the nine month period ended September 30, 2007 (in thousands, except per-share data):

	Nine Months Ended September 30, 2007
		Adjustments
	As Reported	DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments	Provision for Income Tax	As Restated
Revenues:
Product sales	$223,098	$—	$(18,458)	$(9,724)	$—	$(28,182)	$—	$194,916
Royalties, fees and other	8,648	—	—	(323)	—	(323)	—	8,325

Total revenues	231,746	—	(18,458)	(10,047)	—	(28,505)	—	203,241

Cost of product sales	63,659	—	—	(400)	203	(197)	—	63,462

Gross profit (loss)	168,087	—	(18,458)	(9,647)	(203)	(28,308)		139,779

Operating expenses:
Research and development	19,608	—	—	—	1,037	1,037	—	20,645
Sales and marketing	89,137	—	(7,522)	(5,890)	2,351	(11,061)	—	78,076
General and administrative	18,332	—	—	—	20	20	—	18,352
Amortization of intangible assets	5,588	—	—	—	(61)	(61)	—	5,527
Reimbursement services	—	—	4,737	—	—	4,737	—	4,737

Total operating expenses	132,665	—	(2,785)	(5,890)	3,347	(5,328)	—	127,337

Income (loss) from operations	35,422	—	(15,673)	(3,757)	(3,550)	(22,980)	—	12,442

Interest income	1,421	—	—	—	—	—	—	1,421
Interest expense and bank fees	(734)	—	—	—	—	—	—	(734)
Foreign exchange gain, net	1,305	—	—	104	4	108	—	1,413
Other expense, net	(177)	—	—	—	—	—	—	(177)

Income (loss) before income taxes	37,237	—	(15,673)	(3,653)	(3,546)	(22,872)	—	14,365

Income tax provision (benefit)	8,565	—	—	—	—	—	(6,294)	2,271

Net income (loss)	$28,672	$—	$(15,673)	$(3,653)	$(3,546)	$(22,872)	$6,294	$12,094

Weighted-average shares outstanding:
Basic	27,326							27,326
Diluted	28,685							28,685

Earnings per common share:
Basic	$1.05							$0.44
Diluted	$1.00							$0.42

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

During the course of the Review, further analysis was performed of the relative benefits provided to each party under the pre-acquisition contract, which changed the Company’s original conclusion of whether a separate loss should have been recognized for an off-market component of the pre-acquisition agreement with DiscoCare. This determination was based on uncertainties surrounding whether the underlying letters of protection and claims submitted for reimbursement by DiscoCare to insurance payors represented persuasive evidence of an arrangement and whether the amounts billed, including those collected, would be subject to future disputes with the payor due to insurance reimbursement practices identified in the Review. Accordingly, the Company concluded that the $25.0 million payment to DiscoCare represented a loss on settlement of the pre-acquisition agreement with DiscoCare. Concurrently, the Company determined that there was no fair value attributable to the acquired assets and therefore the entire $25.0 million has been expensed in the fourth quarter of 2007 as part of reimbursement services in the accompanying consolidated statement of operations. Adjusted for the loss on settlement of an unfavorable contract, the purchase price allocable to the acquired net assets of DiscoCare was reduced to zero and the fair values of net assets originally recorded in the purchase accounting for DiscoCare, including goodwill and intangible assets, were accordingly adjusted. No contingent purchase consideration has been earned or paid in connection with the DiscoCare common stock purchase, however the Company accrued and expensed $0.8 million in the fourth quarter of 2007 related to a future non-compete payment as the Company determined that the payment was probable but provided no future benefit to the Company.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Payments to Customers. The Company noted certain transactions where customers were paid compensation and such payments were recorded as expense although the Company did not identify a separate benefit that was received

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following tables present the major subtotals for the Condensed Consolidated Statement of Cash Flows and the effects of the related impacts of the restatement adjustments discussed above for the nine months ended September 30, 2007:

	Nine Months Ended September 30, 2007
	(As Reported)	(As Restated)

Net cash provided by (used in):
Net income	$28,672	$12,094
Adjustments to reconcile net income to net cash provided by operating activities:	26,085	25,983
Changes in operating assets and liabilities	(14,645)	2,447

Operating activities	40,112	40,524
Investing activities	(24,396)	(51,546)
Financing activities	13,175	14,005
Effect of exchange rate changes on cash and cash equivalents	126	88

Net increase in cash and cash equivalents	29,017	3,071
Cash and cash equivalents at beginning of period	15,531	15,531

Cash and cash equivalents at end of period	$44,548	$18,602

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is included as a component of stockholders’ equity and is composed of net income (loss) and foreign currency translation adjustments.

The following table presents the calculation of comprehensive income (loss) for the nine month period ended September 30, 2008 and 2007, respectively, (in thousands):

	Nine Months Ended September 30,
	2008	2007
		(As Restated)
Comprehensive income (loss):

Net income (loss)	$(5,813)	$12,094
Foreign currency translation adjustments	(2,280)	674

Comprehensive income (loss)	$(8,093)	$12,768

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following is a reconciliation of the numerator, net income, and the denominator, number of shares, used in the calculation of basic and diluted (loss) per share (in thousands, except per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)

Net income (loss)	$(4,875)	$1,658	$(5,813)	$12,094

Basic:
Weighted-average common shares outstanding	26,649	27,570	26,591	27,326

Basic earnings (loss) per share	$(0.18)	$0.06	$(0.22)	$0.44

Diluted:
Weighted-average shares outstanding used in basic calculation	26,649	27,570	26,591	27,326
Dilutive effect of options	—	1,172	—	1,251
Dilutive effect of unvested restricted stock	—	114	—	108

Weighted-average common stock and common stock equivalents	26,649	28,856	26,591	28,685

Diluted earnings (loss) per share	$(0.18)	$0.06	$(0.22)	$0.42

Stock awards excluded from calculation as their effect would be anti-dilutive	3,278	360	3,278	910

NOTE 5 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	September 30, 2008	December 31, 2007
		(As Restated)

Raw materials	$10,549	$11,229
Work-in-process	10,666	4,285
Finished goods	40,928	43,170

	62,143	58,684
Inventory valuation reserves	(2,471)	(3,401)

Inventories, net	$59,672	$55,283

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 6 – PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands):

	September 30, 2008	December 31, 2007
		(As Restated)

Controller placements	$40,806	$33,725
Computer equipment and software	26,871	15,578
Machinery and equipment	16,879	17,225
Furniture, fixtures and leasehold improvements	11,496	10,386
Building and improvements	6,321	5,991
Construction in process	1,720	8,520
Land	745	745

	104,838	92,170
Less: accumulated depreciation	(53,463)	(45,226)

Total property and equipment, net	$51,375	$46,944

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30, 2008	December 31, 2007
		(As Restated)

Intellectual property rights	$26,899	$26,901
Patents	11,700	11,700
Trade name/trademarks	4,829	4,800
Distribution/customer relationships	6,348	5,903
Licensing, employment and non-competition agreements	1,188	1,168

	50,964	50,472
Less: accumulated amortization	(25,047)	(20,226)

Total intangible assets, net	$25,917	$30,246

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 8 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	September 30, 2008	December 31, 2007
		(As Restated)

Legal fees and arbitration accrual	$21,812	$362
Insurance dispute reserve (Note 2)	14,129	6,673
Compensation	9,775	12,664
Agent commissions	2,192	2,647
Marketing costs	1,992	3,679
Acquisition costs	1,635	1,639
Professional fees	1,387	781
Royalties and discounts	1,318	879
Other	1,721	3,108

	$55,961	$32,432

NOTE 9 – COMMITMENTS

The Company leases facilities and certain equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.60 million for the quarters ended September 30, 2008 and September 30, 2007. Rent expense was $4.6 million for the nine months ended September 30, 2008 and $4.4 million for the nine months ended September 30, 2007.

In the ordinary course of business, the Company enters into agreements to purchase materials in the future that are enforceable, legally binding and specify terms with fixed or minimum quantities to be purchased and the approximate timing of payments.

As of September 30, 2008, there have been no significant changes to the Company’s total future minimum commitments at December 31, 2007 presented below (in thousands):

	Minimum Lease Payments	Purchase Commitments	Total
2008	$3,512	$1,002	$4,514
2009	2,797	2,174	4,971
2010	2,407	1,914	4,321
2011	2,164	1,784	3,948
2012	1,391	—	1,391
Thereafter	2,624	—	2,624

	$14,895	$6,874	$21,769

Contingent Payments

Certain of the Company’s agreements for purchase business combinations and intangible asset purchases include provisions to provide additional consideration if contractually specified conditions related to the acquired business or assets are achieved. At September 30, 2008, liabilities have been recorded for conditions which have been or are expected to be met based on current information available.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Private Securities Class Action and Shareholder Derivative Lawsuits

Federal Court Actions

On April 4, 2008, a putative securities class action was filed in Federal court in the Southern District of Florida against the Company and certain of its former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding the Company’s internal controls, business, and financial results. On October 28, 2008, the court granted the Company’s motion to transfer this case to the U.S. District Court, Western District of Texas (McIlvaine v. ArthroCare, et al).

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

On August 7, 2008, a derivative action was filed in Federal court in the Southern District of Florida against the Company and its then-current directors alleging breach of fiduciary duty based on the Company’s alleged improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. On October 14, 2008, the court granted the Company’s motion to transfer this case to the U.S. District Court, Western District of Texas (Weil v. Baker, et al).

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

On October 28, 2008 and thereafter, the two putative securities class actions and the shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas. On December 10, 2008, Lead Plaintiffs and Lead Plaintiffs’ counsel were appointed in the putative consolidated securities class action. The Lead Plaintiff has been ordered to file an Amended Consolidated Class Action Complaint within thirty (30) days of the Company’s filing of the 2008 Form 10-K. The federal court stayed derivative actions pending the resolution of all motions to dismiss the Amended Consolidated Class Action Complaint and any further amended consolidated class action complaints.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

At this stage of the above-described State Court actions, the Company cannot predict the ultimate outcome and the Company is unable to estimate any potential liability that it may incur.

Patent Matters

On November 14, 2007, the Company brought a lawsuit against Gyrus Medical Inc., Gyrus ENT L.L.C. and Gyrus ACMI Inc., Case No. 1:07-CV-00729-SLR in the U.S. District Court for the District of Delaware, in which the Company sought monetary damages and equitable relief for claims of patent infringement relating to U.S. Patent No. 5,697,882 (the “’882 Patent”). In the lawsuit, the Company alleged that the use of Gyrus’s “PlasmaCision” and “PlasmaKinetic” products and systems infringes the ’882 Patent. Gyrus sought invalidation of our ‘882 Patent based on alleged inequitable conduct and alleged prior art. On October 8, 2009, the parties reached a settlement of this matter. In accordance with the settlement, Gyrus will make a one-time payment to the Company of $2.5 million and the Company will receive certain licenses subject to running royalties ranging from 4 percent to 6.5 percent and payable quarterly from October 2009 through January 2012, when the ‘882 patent expires. The parties will also release each other from any claims of patent infringement and dismiss the litigation upon Gyrus’s $2.5 million payment, which will be made concurrently with any payment to Gyrus in connection with the resolution of the Gyrus arbitration matter described below.

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

On July 15, 2009, the Company filed a Petition to vacate or modify the Arbitration Award and to stay enforcement of the arbitration award. This petition was filed in the U.S. District Court for the Northern District of California. Through September 30, 2008, the Company has accrued $14.2 million which is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

NOTE 11 – DEBT

On January 13, 2006, the Company entered into a 5-year revolving Credit Agreement (the “Credit Agreement”) with a syndicate of bankers (collectively, the “Lenders”). Borrowings under the Credit Agreement bear interest at a rate equal to the lender’s prime rate (3.25 percent at December 31, 2008) plus a percentage ranging from 0.75 percent to 2.0 percent or, at the Company’s option, at LIBOR plus a percentage ranging from 2.0 percent to 3.25 percent, based on its operating leverage ratio. Borrowings are secured by essentially all assets of the U.S. companies. At September 30, 2008, the Company had $55.0 million in outstanding balances under the Credit Agreement and a weighted average interest rate applicable to the borrowings under the Credit Agreement of 3.6 percent.

The Credit Agreement contained customary representations and warranties, as well as affirmative, negative and financial covenants, which limited, among other things, the Company’s ability to incur indebtedness and liens, enter into business combination transactions and cause its subsidiaries to declare and pay dividends to the Company or its subsidiaries.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

On July 21, 2008, the Company announced that it would restate its previously reported financial statements. In a letter dated July 29, 2008, Bank of America, N.A., as Administrative Agent under the Credit Agreement consented to an extension of the deadline for delivery of its June 30, 2008 financial statements to September 15, 2008. On September 15, 2008 the Company received a letter from the Administrative Agent consenting to a further extension of the deadline to December 1, 2008 for delivery of the Company’s financial statements for the periods ending June 30, 2008 and September 30, 2008.

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

NOTE 13 – LOAN RECEIVABLE

Over the course of 2008, the Company loaned $1.5 million to its primary sterilization subcontractor with proceeds used to construct the subcontractor’s Costa Rican sterilization facility. The loan, which is recorded in other assets in the accompanying consolidated balance sheet, bears interest at a rate of 7.0 percent and calls for repayment during the period of 2010 through 2015. The loan is secured by all of the subcontractor’s assets in Costa Rica.

NOTE 14 – FAIR VALUE MEASUREMENTS

At September, 2008, the assets measured at fair value on a recurring basis consisted of restricted short-term investments which were fair valued based at $0.5 million on quoted prices from active markets. The Company’s short term investments consist primarily of corporate bonds. The Company had no assets or liabilities that were measured at fair value on a non recurring basis. The estimated fair value of the Company’s notes payable and loan receivable approximate the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of September 30, 2008.

NOTE 15 – SEGMENT INFORMATION

ArthroCare has organized its marketing and sales efforts based on three operating segments which are aggregated into one reportable segment—the development, manufacture and marketing of disposable devices for less invasive surgical procedures. Each of the Company’s business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are Sports Medicine, ENT, and Spine.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)

Sports Medicine	$45,625	$39,489	$147,759	$126,883
ENT	19,505	17,035	60,978	52,291
Spine	5,072	4,793	17,213	15,742

Total Product Sales	$70,202	$61,317	$225,950	$194,916

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)

United States	$49,574	$44,195	$158,249	$144,017
Non - United States (1)	20,628	17,122	67,701	50,899

Total Product Sales	$70,202	$61,317	$225,950	$194,916

(1)	No additional locations are individually significant

Long-lived assets by geography were as follows (in thousands):

	September 30, 2008	December 31, 2007
		(As Restated)

United States	$36,332	$33,147
Costa Rica	11,123	9,400
Other	7,396	6,139

Total long-lived assets	$54,851	$48,686

NOTE 16 – SUBSEQUENT EVENTS

Delisting

On January 16, 2009, the Company’s common stock was suspended from trading on the Nasdaq National Market. On April 22, 2009, Nasdaq filed a Form 25 with the SEC to notify the SEC of the Company’s delisting, which became effective May 4, 2009. Also, the Company’s registration statements filed with the SEC under the Securities Act of 1933 are no longer available for use due to non-filing of current audited condensed consolidated financial statements with the SEC. Accordingly, the Company has limited ability to issue publicly traded debt or equity securities.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Credit Agreement

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

•

the breach of several covenants and representations contained in the Credit Agreement and the occurrence of a Material Adverse Effect (as defined in the Credit Agreement), which the Company believes were alleged to exist as the result of certain improper practices in the insurance billing and healthcare compliance practices.

The letter also notified the Company that the Lenders are not required to honor and do not intend to honor further extensions of credit under the Credit Agreement. Additionally, the Administrative Agent and Lenders stated that while they were not presently exercising any of their rights, powers, or remedies available to them with respect to the alleged Events of Default (which include the right to accelerate the maturity of the remaining $45 million of indebtedness outstanding under the Credit Agreement), all such rights, powers and remedies were expressly reserved. As a result of the February 2009 letter, the Company wrote-off the remaining unamortized debt issuance costs of $0.3 million in the first quarter of 2009. On March 20, 2009, the Company received a letter from the Administrative Agent notifying the Company that it would be required to pay interest on the principal amount of all outstanding obligations at the Default Rate, as defined in the Credit Agreement.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Series A Preferred Stock is subordinate and ranks junior in right of payment to all indebtedness of the Company. Holders of the Series A Preferred Stock will vote with the Common Stock on an as-converted basis, including any applicable make-whole adjustment. The holders of the Series A Preferred Stock may convert Series A Preferred Stock at any time, in whole or in part, into shares of Common Stock, at a rate of 66.667 shares of the Company’s Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary anti-dilution adjustments, representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received shall be increased for a make-whole adjustment equal to (a) the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by (b) the Conversion Rate.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully Exhibit 99.1“Forward-Looking Statements,” which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Unless otherwise noted, all financial information provided in this report gives effect to our restatement.

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in “Risk Factors” set forth in our quarterly report on Form 10-Q for the quarter ended September 30, 2008. In this quarterly report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

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

Overview

During the quarter ended September 30, 2008, continuing through the date of this report, our results of operations, financial position and cash flows were adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and our failure to maintain compliance with covenants in our revolving Credit Agreement. Certain of the facts and circumstances that necessitated the Review and restatement have led to legal and administrative proceedings against us, which continue to adversely affect, and to contribute to uncertainty with respect to, our results of operations, financial position and cash flows. For additional information regarding these legal and administrative proceedings, please see “Part II—Item 1—Legal Proceedings,” and Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in the notes to the condensed consolidated financial statements.

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

Summary of Third Quarter and Year-to-Date Results

Total revenue for the quarter ended September 30, 2008 was $73.9 million, an increase of 15.1 percent compared to the quarter ended September 30, 2007, a result of both higher product sales and royalty revenue on a quarter over quarter basis. For the quarter ended September 30, 2008, we had a loss from operations of $5.5 million compared to income from operations of $1.3 million for the same period in 2007. Investigation and restatement related costs were $5.5 million in the quarter ended September 30, 2008. Net loss for the quarter ended September 30, 2008 was $4.9 million compared to net income of $1.7 million for the same period in 2007.

Total revenue for the nine months ended September 30, 2008 was $237.1 million, an increase of 16.6 percent compared to the nine months ended September 30, 2007, a result of both increased product sales and royalty revenue on a period over period basis. For the nine months ended September 30, 2008, we had a loss from operations of $5.3 million compared to income from operations of $12.4 million for the same period in 2007. Investigation and restatement expenses were $6.2 million for the nine months ended September 30, 2008. Gyrus arbitration award costs of $14.2 million were accrued in the nine months ended September 30, 2008 as general and administrative expenses. There was a net loss for the nine months ended September 30, 2008 of $5.8 million compared to net income for the nine months ended September 30, 2007 of $12.1 million.

Results of Operations

The following is a comparison of our results of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands, except percentages, and per-share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
			(As Restated)				(As Restated)

Revenues:
Product sales	$70,202	95.1%	$61,317	95.5%	$225,950	95.3%	$194,916	95.9%
Royalties, fees and other	3,649	4.9%	2,859	4.5%	11,130	4.7%	8,325	4.1%

Total revenues	73,851	100.0%	64,176	100.0%	237,080	100.0%	203,241	100.0%

Cost of product sales	20,462	27.7%	21,194	33.0%	66,941	28.2%	63,462	31.2%

Gross profit	53,389	72.3%	42,982	67.0%	170,139	71.8%	139,779	68.8%

Operating expenses:
Research and development	8,584	11.6%	6,512	10.1%	24,209	10.2%	20,645	10.2%
Sales and marketing	30,983	42.0%	26,166	40.8%	97,139	41.0%	78,076	38.4%
General and administrative	11,558	15.6%	6,106	9.5%	41,573	17.5%	18,352	9.0%
Amortization of intangible assets	1,623	2.2%	1,698	2.6%	4,877	2.1%	5,527	2.7%
Reimbursement services	587	0.8%	1,198	1.9%	1,445	0.6%	4,737	2.3%
Investigation and restatement- related costs	5,541	7.5%	—	0.0%	6,219	2.6%	—	0.0%

Total operating expenses	58,876	79.7%	41,680	64.9%	175,462	74.0%	127,337	62.6%

Income (loss) from operations	(5,487)		1,302		(5,323)		12,442

Interest and other income (expense), net	(1,973)		667		(3,574)		1,923

Income (loss) before income taxes	(7,460)		1,969		(8,897)		14,365

Income tax provision (benefit)	(2,585)		311		(3,084)		2,271

Net income (loss)	$(4,875)		$1,658		$(5,813)		$12,094

Weighted-average shares outstanding:
Basic	26,649		27,570		26,591		27,326
Diluted	26,649		28,856		26,591		28,685

Earnings (loss) per common share:
Basic	$(0.18)		$0.06		$(0.22)		$0.44

Diluted	$(0.18)		$0.06		$(0.22)		$0.42

Product Sales

Product sales by business unit and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
					(As Restated)
Sports Medicine	$32,729	$12,896	$45,625	65.0%	$28,189	$11,300	$39,489	64.4%
ENT	16,601	2,904	19,505	27.8%	15,112	1,923	17,035	27.8%
Spine	2,941	2,131	5,072	7.2%	2,936	1,857	4,793	7.8%

Total Product Sales	$52,271	$17,931	$70,202	100.0%	$46,237	$15,080	$61,317	100.0%

% Net Product Sales	74.5%	25.5%	100.0%		75.4%	24.6%	100.0%

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
					(As Restated)
Sports Medicine	$104,552	$43,207	$147,759	65.4%	$94,386	$32,497	$126,883	65.1%
ENT	51,732	9,246	60,978	27.0%	46,095	6,196	52,291	26.8%
Spine	9,542	7,671	17,213	7.6%	8,982	6,760	15,742	8.1%

Total Product Sales	$165,826	$60,124	$225,950	100.0%	$149,463	$45,453	$194,916	100.0%

% Net Product Sales	73.4%	26.6%	100.0%		76.7%	23.3%	100.0%

Sports Medicine product sales increased by $6.1 million, or 15.5 percent, in the third quarter of 2008 compared with the same quarter of 2007. For the nine month period ended September 30, 2008 our Sports Medicine business unit product sales increased by $20.9 million, or 16.5 percent, compared to the same period in 2007 from increased sales in all markets.

For the quarter ended September 30, 2008, our ENT product sales increased by $2.5 million, or 14.5 percent compared with the same quarter of 2007 and represented 27.8 percent of our total product sales. For the nine month period ended September 30, 2008 our ENT product sales increased by $8.7 million, or over 16.6 percent compared to the same period in 2007. For both the quarter and the nine month periods ended September 30, 2008, our increased ENT product sales reflected the ongoing growth of our Coblation products as a standard of care in the tonsillectomy and adenoidectomy market.

For the quarter ended September 30, 2008, our Spine product sales increased by $0.3 million or 5.8 percent compared with the same quarter of 2007 and represented 7.2 percent of our total product sales. For the nine month period ended September 30, 2008 our Spine product sales increased by $1.5 million, or 9.3 percent, compared to the same period in 2007.

International product sales increased $2.9 million or approximately 18.9 percent in the third quarter of 2008 compared to the same quarter of 2007. Changes in foreign currency rates increased reported sales by approximately $0.3 million in the third quarter of 2008 compared to the same period in 2007. For the nine month period ended

September 30, 2008, international product sales increased by $14.7 million or 32.3 percent compared to the same period of 2007. Changes in foreign currency rates increased reported sales by approximately $2.6 million in the nine month period ended September 30, 2008 compared to the same period in 2007. In both the quarter and nine month periods ended September 30, 2008, our product sales increases were favorably impacted by distributor acquisitions that increased our direct market presence in Europe and Australia.

Royalties, Fees and Other Revenues

Royalties, fees and other revenues increased to $3.6 million for the quarter ended September 30, 2008, compared to $2.9 million for the quarter ended September 30, 2007. For the nine month period ended September 30, 2008, royalty revenue was $11.1 million compared to $8.3 million for the same period in 2007. For the nine months ended September 30, 2008, the increase was primarily the result of a royalty settlement received during the second quarter of 2008 of $1.9 million.

Cost of Product Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales
			(As Restated)				(As Restated)
Product cost	$16,019	22.8%	$17,472	28.5%	$54,636	24.2%	$52,850	27.1%
Controller amortization	2,067	2.9%	2,033	3.3%	6,676	2.9%	5,968	3.1%
Other	2,376	3.4%	1,689	2.8%	5,629	2.5%	4,644	2.4%

Cost of product sales	$20,462	29.1%	$21,194	34.6%	$66,941	29.6%	$63,462	32.6%

Product margin as a percentage of product sales increased to 70.9 percent in the third quarter of 2008 from 65.4 percent in the third quarter of 2007. For the nine month period ended September 30, 2008 our product margin was 70.4 percent compared to 67.4 percent in the same period of 2007. Favorable product mix as well as production efficiencies contributed to the increased product margin for the three and nine months ended September 30, 2008 compared to the same periods in 2007. Additionally, higher provisions for excess and obsolete inventory reduced product margin for the three and nine month period ended September 30, 2007.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
			(As Restated)				(As Restated)

Research and development	$8,584	11.6%	$6,512	10.1%	$24,209	10.2%	$20,645	10.2%
Sales and marketing	30,983	42.0%	26,166	40.8%	97,139	41.0%	78,076	38.4%
General and administrative	11,558	15.6%	6,106	9.5%	41,573	17.5%	18,352	9.0%
Amortization of intangible assets	1,623	2.2%	1,698	2.6%	4,877	2.1%	5,527	2.7%
Reimbursement services	587	0.8%	1,198	1.9%	1,445	0.6%	4,737	2.3%
Investigation and restatement-related costs	5,541	7.5%	—	0.0%	6,219	2.6%	—	0.0%

Total operating expenses	$58,876	79.7%	$41,680	64.9%	$175,462	74.0%	$127,337	62.6%

Operating expenses for the quarter ended September 30, 2008 were $58.9 million compared to $41.7 million in the third quarter of 2007, an increase of $17.2 million. We incurred $5.5 million in investigation and restatement-related costs. General and administrative expenses increased $5.5 million primarily due to increases in legal fees associated with the Gyrus patent infringement case and our corporate process to evaluate strategic alternatives. The increase in sales and marketing expenses was due primarily to increased salaries and related expenses, increased promotional expenses, and increased commissions associated with our higher sales. Research and development expense in the quarter ended September 30, 2008 was higher compared to the same quarter of 2007 as a result of higher clinical activities and an increase in design and process engineering staff. Reimbursement services decreased $0.6 million as we no longer paid a service fee to DiscoCare after our acquisition of DiscoCare on December 31, 2007.

Operating expenses for the nine months ended September 30, 2008 were $175.5 million compared to $127.3 million for the same period in 2007, an increase of $48.2 million. General and administrative expenses increased $23.2 million, primarily due to $14.2 million accrued for the Gyrus arbitration with the remainder related to additional legal fees associated with the Gyrus patent infringement case, our corporate process to evaluate strategic alternatives, and our initial Nasdaq hearing in March 2008. Sales and marketing expenses increased $19.1 million, primarily a result of higher commissions due to increased sales volume, increased salaries and related expenses, including outside consulting costs, and increased promotional expenses. We incurred $6.2 million for investigation and restatement-related costs in the nine months ended September 30, 2008. Reimbursement services decreased $3.3 million as we no longer paid a service fee to DiscoCare after our acquisition of DiscoCare on December 31, 2007.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(As Restated)		(As Restated)

Interest income	$180	$541	$561	$1,421
Interest expense and bank fees	(684)	(264)	(2,889)	(734)
Foreign exchange gain (loss), net	(1,349)	407	(1,189)	1,413
Other expense, net	(120)	(17)	(57)	(177)

Interest and other income (expense), net	$(1,973)	$667	$(3,574)	$1,923

In both the quarter and nine month periods ended September 30, 2008, the increase in net expense was due to interest expense on higher borrowings outstanding under our revolving Credit Agreement during the period and lower interest income on excess cash balances due to lower prevailing market interest rates. The change in foreign exchange gain (loss) during the periods primarily relates to the remeasurement impact of changing exchange rates during the period on assets and liabilities of our foreign subsidiaries.

Income Tax Provision

Our effective tax rate for the quarter and nine months ended September 30, 2008 was 34.7%, which approximated the U.S. statutory tax rate of 35%. Our effective tax rate for the quarter and nine months ended September 30, 2007 was 15.8% due to the proportion of our income before tax that is taxable in lower tax rate foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2008, we had $105.9 million in working capital, compared to $122.0 million at December 31, 2007. Our principal sources of liquidity consisted of $39.6 million in cash, cash equivalents, restricted cash equivalents and investments at September 30, 2008. Cash equivalents are highly liquid with original maturities of ninety days or less. Our short-term investments consist primarily of corporate bonds.

Cash provided by operating activities for the nine months ended September 30, 2008 was $31.3 million. Cash from operations differed from our net loss of $5.8 million as a result of non-cash expenses; most notably depreciation and amortization expense of $17.0 million, $14.2 million accrued for the Gyrus arbitration matter, and stock-based compensation expense of $8.1 million. Cash provided by operating activities for the nine months ended ended September 30, 2007 was $40.5 million and differed from our net income of $12.1 million primarily as a result of non-cash expenses; most notably depreciation and amortization of $16.2 million and stock-based compensation expense of $7.9 million.

Cash used in investing activities for the nine months ended September 30, 2008 was $20.6 million, which was due primarily to $17.6 million of purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2007 was $51.5 million, which was due primarily to $14.1 million of purchases of property and equipment, and $14.8 million for an earnout payment related to the acquisition of ATI. In the third quarter of 2007, we also reclassified $24.6 million of restricted cash equivalents and investments resulting from our entering into a Security Account Control Agreement on July 31, 2007 pursuant to our Credit Agreement, partially offset by sales and maturities of available-for-sale securities.

Cash used in financing activities for the nine months ended September 30, 2008 was $13.8 million, due primarily to cash used for the repurchase of our stock on the open market, and repayment of a portion of our borrowings under our revolving Credit Agreement. Cash provided by financing activities for the nine months ended ended September 30, 2007 was $14.0 million, due primarily to cash proceeds from the exercise of stock options.

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

During the nine months ended September 30, 2008 and continuing through the date of this report, our liquidity and cash flow has been materially and adversely affected by the significant cash required to pay the costs associated with the Review and the resulting events of default that have followed which restrict our normal access to credit markets. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flow. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

Critical Accounting Policies and Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part I—Item 4—MD&A—Critical Accounting Policies and Estimates” of our quarterly report on Form 10-Q for the period ended June 30, 2008.

Recently Issued Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I—Item 1—Financial Statements” for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. There were no material changes from our contractual obligations during the nine months ended September 30, 2008.

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

Our interest income is dependent on changes in the general level of U.S. dollar interest rates. Our cash and cash equivalents consist of money market funds and various deposit accounts. Short-term investments consist primarily of corporate bonds with readily determinable fair values based on quoted prices from active markets. Our investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. Due to the nature of our investments, we have concluded that we do not have material interest rate risk exposure. For the quarters ended September 30, 2008 and 2007, we had no significant realized gains or losses. As of September 30, 2008, we had $0.5 million invested in available-for-sale marketable securities. An immediate 10 percent increase or decrease in interest rates would not have a material adverse impact on our future operating results or cash flows.

The table below presents principal amounts and related weighted average interest rates as of September 30, 2008 for our cash, cash equivalents, restricted cash equivalents and investments as well as our balances outstanding under the Credit Agreement (in thousands):

Cash, cash equivalents, restricted cash equivalents and investments	$39,604
Average interest rate earned on cash, cash equivalents, restricted cash equivalents, and investments	2.5%
Notes payable	$55,000
Average interest rate paid on notes payable	3.6%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at September 30, 2008 are denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, British Pounds, Swedish Krona, Australian Dollars and Costa Rican Colones. A ten percent change in the September 30, 2008 exchange rates for these currencies would have an impact on pre-tax income of approximately $1.2 million. We have not used derivative financial instruments to hedge against foreign currency risk. Our objective to minimize foreign currency gains and losses has been managed by maintaining only enough cash necessary for immediate working capital requirements in accounts denominated in currencies other than the U.S. Dollar and holding the majority of our cash and cash equivalents in U.S. Dollar accounts.

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

Pursuant to this evaluation, our CEO and CFO concluded that, as of September 30, 2008, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level. We have not filed periodic reports on a timely basis, as required by the rules of the SEC, since May 2008. The restatement of our consolidated financial statements for the years ended December 31, 2007 and 2006 and for the quarter ended March 31, 2008, as discussed in Note 2 , “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements, resulted in an inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009. In addition, as described below, management identified material weaknesses in our internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the period from April 1, 2008 through the date of this filing (including the quarter ended September 30, 2008) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, Management concluded it has identified the material weaknesses discussed above and implemented material enhancements during the period from April 1, 2008 through the date of this filing to remediate our material weaknesses in internal control over financial reporting as discussed below.

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

There have been no material updates to the risk factors set forth in “Part II—Item 1A—Risk Factors” of our quarterly report on Form 10-Q for the period ended June 30, 2008.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Forward-Looking Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: November 18, 2009	/S/ DAVID FITZGERALD
David Fitzgerald
President and Chief Executive Officer

Date: November 18, 2009	/S/ TODD NEWTON
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Forward-Looking Statements