Form 10-K
period 2008-12-31
ARTHROCARE CORP
filed 2009-11-18
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $698,999,067 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Exchange on such date). As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $198,951,137 (based upon the closing sales price of such stock as reported by The Pink OTC Markets Inc. on such date). Shares of Common Stock held by each officer, director and holder of 5 percent or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2009, the number of outstanding shares of the Registrant’s Common Stock was 26,805,565.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ARTHROCARE CORPORATION

FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

We are filing this Annual Report on Form 10-K concurrently with our quarterly reports on Form 10-Q for the quarters ended June 30, 2008, September 30, 2008, and March 31, 2009. These reports are our first periodic reports filed with the Securities and Exchange Commission (“SEC”) since our Form 10-Q for the quarter ended March 31, 2008. We have experienced substantial delays in filing our periodic reports as a result of issues identified during a review of certain accounting and financial reporting matters as well as certain insurance billing and healthcare compliance practices conducted under the direction of our Audit Committee (the “Review”). The Review has been completed and the results have been reported to the Audit Committee and to the Board. Because of the delay in our periodic reporting and the changes that have occurred in our business since our last periodic filing, the information contained in this report reflects, where appropriate, more recent information about our business.

The Audit Committee determined to commence the Review on July 20, 2008 after it concluded, in consultation with management and PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, that our previously issued financial statements for the years ended December 31, 2007 and 2006, the quarters ended September 30, 2006, December 31, 2006, each of the quarters for the year ended December 31, 2007, and the quarter ended March 31, 2008, must be restated and should no longer be relied upon because of accounting errors in those financial statements. As a result of additional errors and possible irregularities subsequently identified by the Review and management’s own review and analysis of certain accounting matters, on December 18, 2008 the Audit Committee, upon management’s recommendation, determined that the financial statements for additional periods, including the fiscal years ended December 31, 2005 and 2004 and for the quarters ended March 31, 2006 and June 30, 2006 could no longer be relied upon and would need to be restated. Accordingly, we have restated our previously issued financial statements and financial information for the periods as described above.

The adjustments made as a result of the correction of the errors are more fully discussed in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in the notes to the consolidated financial statements and the cumulative impact of the errors as of the beginning of Fiscal Year 2004 is presented in “Part II—Item 6—Selected Financial Data.” Also, for discussion of the background of the restatement, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement.” For a description of the material weaknesses identified by management and management’s plan to remediate those material weaknesses, see “Part II—Item 9A—Controls and Procedures.”

This Form 10-K includes audited restated financial statements for the years ended December 31, 2006 and 2007 as well as audited financial statements for the year ended December 31, 2008. Unaudited restated financial information for the years ended December 31, 2004 and 2005 is presented in “Part II—Item 6—Selected Consolidated Financial Data.” Also, unaudited restated financial information for each of the quarters in the year ended December 31, 2007, and the quarter ended March 31, 2008 is included in Note 19, “Quarterly Financial Information (unaudited)” in the notes to the consolidated financial statements.

Our common stock was suspended from trading on Nasdaq effective as of January 16, 2009. On April 22, 2009, Nasdaq filed a Form 25 to delist the Company’s common stock from Nasdaq, effective May 4, 2009. Our common stock is currently registered pursuant to section 12(g) of the Act and is traded on the Pink OTC Markets under the symbol “ARTC.PK.”

ADDITIONAL INFORMATION

“ArthroCare,” “we,” “us,” “our,” and “Company” refer to ArthroCare® Corporation, unless the context otherwise requires.

In this Annual Report on Form 10-K, references to and statements regarding North America refer to the United States, or U.S., Canada and Mexico, references to U.S. dollars or USD or $ are to United States Dollars, and references to the euro or € are to the European currency called the euro, a legal currency of the European Union, or EU.

Throughout this Annual Report on Form 10-K we incorporate by reference certain information from other documents filed with the Securities and Exchange Commission, or the SEC. Please refer to such information at www.sec.gov.

This Annual Report on Form 10-K contains forward-looking statements. In “Part I – Item 1A – Risk Factors,” we discuss some of the risk factors that could cause our actual results to differ materially from those provided in the forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation® technology. We have grown well beyond our roots in arthroscopy to capitalize on market opportunities across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive procedures. Our innovative technologies improve the lives of individuals as diverse as world-class athletes suffering from torn rotator cuffs or anterior cruciate ligaments to senior citizens suffering from herniated discs and children suffering from tonsillitis. We incorporated in California in 1993 and reincorporated in Delaware in 1995.

Our objective is to continue to expand on our position as a leading global provider of minimally invasive surgical products. We seek to differentiate ourselves in this competitive market by continuously innovating to provide our patients and user-physicians with improved treatment options. To accomplish this objective, we are focused on a business strategy featuring the following key elements:

•	expanding our product offering to address large and rapidly growing domestic and international markets;

•	improving selected established medical procedures by replacing current technologies with our technologies;

•	continuing to improve sales and cash flow through a network of direct sales representatives, independent sales agents and distributors;

•	augmenting our current business with complementary and compatible acquisitions that allow us to capitalize on emerging and existing business opportunities and our sales channels; and

•	establishing strategic partnerships to further commercialize our technologies and products.

Financial Restatement, Regulatory Reviews and Other Significant Recent Events

In July 2008, we commenced a comprehensive review of our accounting policies and procedures, financial reporting, internal controls and corporate governance. As a result of these reviews, we have restated our previously issued financial statements and made extensive organizational and operational changes, improved our internal controls, and been subject to additional third party reviews and investigations as well as related litigation. See below for information regarding where you can find additional information of these events.

Review of Internal Controls and Insurance Reimbursement Practices

For more information regarding the review of internal controls and insurance reimbursement practices, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement,” Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements, and “Part II—Item 9A—Controls and Procedures.”

Accounting-Related Changes and Financial Restatement

For more information regarding the restatement, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement” and Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements.

Changes to Management

For more information on changes to management, see “Part II—Item 9A—Controls and Procedures.”

Litigation

For more information on litigation, see “Part I—Item 3—Legal Proceedings” and Note 10, “Litigation and Contingencies” in the notes to the consolidated financial statements.

Business Overview

Our business is divided into three business units: Sports Medicine, Ear Nose and Throat (“ENT”), and Spine. Each of the Sports Medicine, ENT and Spine business units market and sell their products in two principal geographic markets: Americas (North and South America) and International (all other geographies).

Many of our key products are based on our patented Coblation technology, which uses bipolar radiofrequency energy to create a precisely focused plasma field to remove and shape soft tissues such as cartilage and tendons. This use of bipolar energy, which generates a plasma field, is the primary factor that distinguishes our Coblation technology from traditional monopolar and bipolar radiofrequency surgical tools. Monopolar devices drive electrical energy into the treatment site. Electrical energy travels through the patient’s body and exits via a grounding pad that is generally underneath the patient. Conversely, traditional bipolar devices include both an active electrode and a return at the tip of the device so a separate grounding pad is not required. To effect treatment by a bipolar device, electrical energy is applied at the surgical site, where it is concentrated at the targeted tissue and exits via the return electrode. These traditional monopolar and bipolar electrosurgical or laser surgery tools use the heat from the electrical current to burn away targeted tissue, often causing thermal damage to tissue surrounding the targeted surgical area.

Our bipolar Coblation devices also include both an active and return electrode at the tip but, in contrast to other bipolar devices, apply electrical energy in a conductive medium at the surgical site. The electrical energy along with electrically conductive fluid, which is found in normal saline solutions, form a highly ionized vapor layer, or plasma field, around the active electrode of the Coblation device. This plasma field enables our Coblation-based products to operate at lower temperatures than traditional devices, minimizing tissue necrosis and damage when compared to traditional bipolar or monopolar instruments.

The use of Coblation allows surgeons to operate with a high level of precision and accuracy to minimize collateral tissue damage. Our Coblation-based systems consist of a controller unit with accessories and an assortment of sterile, single-use disposable devices that are engineered to address specific types of procedures. A single multi-purpose surgical system using Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures.

We have applied Coblation technology to soft-tissue surgery throughout the body, primarily in the areas of arthroscopic sports medicine, ENT and spine applications. We also are exploring the use of Coblation technology in other markets.

Our Sports Medicine Business Unit

Overview

Our Sports Medicine business unit focuses on the development, production and marketing of surgical products used in the treatment of soft tissue injuries, mostly in the shoulder, knees and hips. Each year, we estimate that more than 600,000 people in the U.S. suffer from instabilities or tendon tears of the shoulder and 1.2 million more people are treated for cartilage, meniscus or tendon injuries in the knee. Sports Medicine is currently our largest business unit and accounted for 65.4 percent, 65.4 percent and 65.7 percent, of our total product sales, during 2008, 2007 and 2006, respectively. We have experienced significant growth in Sports Medicine which we believe has been driven by several factors, including:

•	a greater emphasis on physical fitness across all demographics and an aging population accustomed to an active lifestyle, which results in an increasing incidence of joint and soft tissue injuries;

•	increased patient demand for less invasive surgical procedures;

•	an increase in the number of arthroscopic procedures in which our products are used; and

•	an increase in the number of physicians trained in arthroscopic surgical techniques.

Sports injuries often affect joints that are susceptible to injuries from blows, falls or sudden changes in direction, as well as from natural degeneration associated with repeated use and aging. Arthroscopic surgeries are most commonly performed on the knees and shoulders and have become more popular in treatment of injuries affecting other joints, such as elbows, wrists, ankles and hips. Prior to the widespread availability of arthroscopic surgery, joint injuries were treated through surgery involving large incisions, and through cutting or dislocating muscles to reach targeted tissues. These open procedures often required a hospital stay and prolonged rehabilitation and recovery. In contrast, arthroscopic surgery is performed through several small incisions, or portals, resulting in lower overall costs, reduced surgical trauma, pain and scarring, and fewer complications. Arthroscopic surgery generally is performed on an outpatient basis with no overnight stay. We believe that the products that we develop, produce, market and sell through Sports Medicine represent a substantial advancement in arthroscopic surgery because our technologies minimize collateral tissue damage to reduce patient pain and speed recovery times.

Our Sports Medicine Products

The ArthroWand® Product Line. Our ArthroWand product line is the principal product line in Sports Medicine. This line features a series of Coblation-based specialized disposable bipolar, radio frequency surgical wands designed for single patient use to treat a number of orthopedic conditions, including injuries of the shoulder, knee, hip, foot, ankle, elbow and wrist. ArthroWands are used in conjunction with a controller, a software based radiofrequency generator that provides electromagnetic energy used to create the localized plasma for tissue removal in arthroscopic surgeries for ablation, resection and coagulation of soft tissue and to seal bleeding vessels.

The Opus® Collection. In 2004, we acquired Opus Medical, Inc., a manufacturer of a proprietary family of specialized instruments including the Opus AutoCuff® System, which facilitates a knotless arthroscopic repair of the rotator cuff. Before Opus, a limitation of arthroscopic surgical repairs were variations in physician skill and training to be able to tie surgical suture knots through small surgical portals. Opus technology enabled many surgeons to complete repairs arthroscopically that previously were only possible with open surgical methods. These products may reduce costs and procedure time, and broaden the treatable patient base. In 2005, we introduced another device to the Opus Collection known as the LabraFix® System, which uses technology similar to the AutoCuff System to facilitate knotless arthroscopic repair of connective tissue in the portion of the shoulder known as the labrum. LabraFix helped address thousands of patients who suffered from acute or chronic shoulder dislocation. We also recently expanded this product line to include other anchors, such as the TwinLock® to treat partial or avulsed tears of the rotator cuff, Magnum® M (Metal) and Magnum MP (PEEK) anchors for use in double row anchor repairs of the rotator cuff, and the SpeedScrew®, a knotless screw in type anchor made of PEEK material designed to maximize fixation of tendon to bone in rotator cuff repairs. We have recently introduced the Opus knotless anchor technology to foot and ankle surgeons for reattachment of torn tendon or ruptured tendons in the foot and ankle.

The Atlantech® Collection. In 2002, we acquired two of our European distributors, which allowed us to accelerate the implementation of our direct sales strategy in two key European markets and access to a line of more than 1,500 specialty sports medicine products that aid surgeons in repairing and accessing damaged tissues. The products in the Atlantech Collection include a broad line of hand-held surgical instruments, procedural kits and trays and reusable accessories to facilitate arthroscopic surgery.

Our ENT Business Unit

Overview

Our ENT business unit focuses on the development, production and marketing of surgical products used in the treatment of conditions affecting soft tissues in the ear, nose and throat. Our ENT business unit accounted for 26.8 percent, 26.4 percent, and 25.4 percent of our total product sales, during 2008, 2007 and 2006, respectively. One of the most common ENT procedures is the removal of tonsils and adenoids, and we estimate that there are more than 600,000 tonsillectomies performed in the U.S. each year. The majority of tonsillectomies are performed on pediatric patients. Other commonly performed ENT procedures include endoscopic sinus surgery, turbinate reduction and procedures to remove or stiffen tissue to treat snoring. These procedures are performed by ENT surgeons in hospitals and ambulatory surgery centers. Historically, monopolar electrocautery devices, or bovies, were the standard for removal of soft tissue and cauterization in ENT procedures. As discussed above, these monopolar devices can generate extremely high levels of heat, resulting in collateral damage to tissue adjacent to the targeted tissue, creating significant post-operative pain and extending patient recovery times. Coblation continues to gain widespread market acceptance, particularly for tonsil and adenoid procedures.

Our ENT Products

The ENT Wands Product Line. ENT has developed a variety of products for use by ENT surgeons for general head, neck and oral surgical procedures, including sinus surgery, the treatment of snoring, reduction of nasal turbinates, adenoid and tonsil removal. ENT markets three categories of disposable devices, or wands, to address the ENT Market—suction wands, channeling wands and excision wands, each of which use Coblation technology to provide significant benefits over bovies and similar devices. During a tonsillectomy, suction wands simultaneously ablate and remove tissue providing the surgeon enhanced visibility and shortening anesthesia time. Channeling wands provide controlled ablation with effective hemostasis control to minimize bleeding during turbinate reduction procedures, which relieve nasal obstructions and stiffen the soft palate for the treatment of snoring. Excision wands provide precise dissection of soft tissue with minimal damage to surrounding tissue.

The Rapid Rhino® Product Line. In 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc., or ATI, a maker of sinus surgery treatment products, that are complementary to our ENT devices. ATI’s carboxymethyl-cellulose based packing and tamponade products are used in situations of significant nosebleed, or epistaxis, treatments which are treated in an emergency room setting or surgicenter. Our Rapid Rhino product line includes the dissolvable Stammberger Sinus Dressing and Sinu Knit, which are used after endoscopic sinus surgery to control minor bleeding, facilitate epithelial healing and preserve the spatial integrity of the sinus. Our Rapid Rhino product line also includes the Rapid Rhino line of epistaxis balloon tamponade products, which is used primarily in the hospital emergency room environment to control chronic nosebleeds.

Our Spine Business Unit

Overview

Our Spine business unit focuses on the development, production and marketing of surgical products used in the treatment of spine-related conditions, and accounted for 7.8 percent, 8.2 percent and 8.9 percent of our product sales during 2008, 2007 and 2006, respectively. The spine surgery market is a rapidly growing subset of the orthopedic surgery market. Spinal surgery may arise from problems associated with the intervertebral discs or vertebrae. Discs function to cushion and tether the vertebrae and facilitate flexibility and stability. Intervertebral discs are susceptible to degeneration (which can weaken the shock absorption properties of the disc and result in pinched nerves) and herniation where the disc bulges or ruptures. Bulging or ruptured discs can result in pain in the back and throughout the body and, if severe and untreated, may result in partial paralysis. It is estimated that 350,000 discectomies to treat disc herniation are performed annually in the U.S.

Treatment of herniation typically involves the removal of part of the disc using a procedure known as a partial or microdisectomy. In more severe cases, vertebrae adjacent to the herniated disc must be stabilized following excision of disc material and a spinal fusion procedure is performed. Spinal fusion involves the insertion of a graft or implant into the space left by the removal of the degenerative disc. This process allows the bone to grow through and around the graft or implant, fusing the vertebrae and alleviating the pain. More recently, a process known as arthroplasty, which involves the surgical replacement of a herniated disc with implantation of an artificial disc, has been introduced to preserve the natural motion of the spine and lead to faster recovery than standard fusion procedures. However reimbursement has not been well established for these disc replacement procedures so less invasive options remain popular.

Our Spine Products

SpineWand® Product Line. The SpineWand devices represent our main Coblation-based product offering relating to the treatment of soft tissue (intervertebral disc) conditions in the spine. Disc decompression, a common soft tissue minimally-invasive treatment for herniated discs, involves the removal of disc material either through a narrow tube, or cannula, using x-ray technology for guidance or through a minimal surgical incision. Ongoing clinical studies may indicate that minimally invasive disc decompression is an alternative to current forms of standard care for certain indications associated with this condition. Our Plasma Disc Decompression, or PDD, SpineWands are products for the treatment of contained herniated discs. The PDD SpineWands remove portions of these herniated discs to relieve pressure on major spinal nerves and are designed for use in both large and small disc spaces, as well as for treatments requiring the removal of soft tissue in the spine through a much smaller incision rather than through a cannula.

Our Cavity SpineWand®, is a Coblation-based device that can be used to reduce the size of malignant lesions within the vertebrae in patients suffering from spinal compression fractures resulting from benign and malignant tumors. In mid-2008, we introduced the Contour® medical device, a mechanical device that is used to compress fragile bone or displace bone in the vertebral body through mechanical force. Both the Cavity SpineWand and the Contour device allow the physician to create a void in the vertebral body. Following the creation of this void, additional procedures may be performed, such as the injection of bone cement to fill the void and stabilize the fracture.

The Parallax® Product Line. In 2004, we completed the acquisition of Medical Device Alliance, Inc. and its majority-owned subsidiary, Parallax Medical, a leader in products for the minimally invasive treatment of vertebral compression fractures. It is estimated that 750,000 Americans currently suffer from vertebral compression fractures, which are caused by osteoporosis, trauma or metastatic disease. Approximately 250,000 of these patients are treated annually. The Parallax product line includes needles for vertebral access and bone biopsy, cement delivery systems, bone cement with opacifiers and ancillary devices; all of which permit minimally invasive repair of vertebral compression fractures.

Reimbursement Assistance Services

Beginning in the fourth quarter of 2005, DiscoCare, Inc., (“DiscoCare”) an independently owned medical device distributor and reimbursement service provider, purchased SpineWand products from us and sought reimbursement for the wands on a “carve-out” or “stand-alone” basis, i.e., provided them to its customers generally at no charge in exchange for either (i) an assignment of the right to bill private third-party insurance companies and other payors for the product or (ii) a letter of protection or attorney’s lien in a personal injury case for separate reimbursement of the product. DiscoCare originally distributed our SpineWand products on a limited geographical basis. DiscoCare approached us about distributing the SpineWands pursuant to this “carve-out” or “stand-alone” model and providing reimbursement services to customers on a national basis, and in the fourth quarter of 2006, our agreement was amended to provide DiscoCare with national distribution and reimbursement services rights and to require us to pay a service fee to DiscoCare.

In June 2007, we established a new, wholly-owned subsidiary, Device Reimbursement Services (“DRS”), which in the fourth quarter of 2007 began to sell our Sports Medicine products, generally at discounted prices, in exchange for an assignment of the right to bill private third-party insurance companies and other payors for our products upon completion of a procedure using our products.

On December 31, 2007, we acquired all of the common stock of DiscoCare from its sole shareholder. In connection with the DiscoCare transaction, we paid $25.0 million in cash and agreed to additional contingent consideration, the amount and timing of which was dependent on the future performance of the DiscoCare business, adoption of favorable coverage decisions by third party insurers and the former sole-shareholder complying with a five-year non-compete agreement. We have accounted for this $25.0 million payment as a settlement of our preexisting agreement with DiscoCare and recognized this amount as a charge in our 2007 consolidated statement of operations. Additionally, we accrued $0.8 million in our 2007 consolidated statement of operations related to the non-compete agreement as we determined that payment of this contingent consideration was probable and provided us no future benefit.

After the acquisition of DiscoCare, we continued to sell products and provide reimbursement services through our DiscoCare and DRS subsidiaries until the fourth quarter of 2008, when DiscoCare ceased accepting letters of protection in personal injury cases and making any further claims to health care carriers. All other claims submission by DiscoCare and DRS ceased in the first quarter of 2009 and the subsidiaries have continued to engage in an orderly wind down of their business operations.

For more information regarding insurance reimbursement practices, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement” and Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements.

Our Customers and Competition

Our primary customers across all of our business units are the medical professionals, including orthopedic surgeons and other specialized medical professionals, who utilize our products to treat their patients. Our primary competitors across all of our business units include Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson, Cardinal Health/Allegiance, Olympus (through its subsidiary Gyrus), Arthrex, Inc. and Cook Medical. These competitors tend to be large, well-financed companies with diverse product lines.

In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our products. For example, Smith & Nephew Endoscopy and Radionics, a division of Integra, manufactures and sells catheters that use resistive heating to reduce chronic low back pain caused by degenerative disc disease. In the Sports Medicine market, we also compete directly with competitors to whom we have licensed our technology for limited fields of use.

For additional discussion of the risks and considerations concerning our competition, see “Part I—Item 1A—Risk Factors.”

Our Distribution Network

Distribution in the Americas

We sell our products in the Americas through a network of direct sales representatives, independent orthopedic sales agents and independent orthopedic distributors supported by our regional sales managers. As of June 30, 2009, our direct sales network in the Americas was comprised of 121 direct sales representatives. We supplement our direct sales representatives with third-party agents and distributors. The ratio of direct sales representatives and independent sales agents and distributors varies based on the product being sold and the development of the market. For example, in the U.S., we rely exclusively on direct sales representatives rather than sales agents and distributors for our ENT products due in part to the higher degree of specialized knowledge required to sell the products and the more limited, availability of qualified distributors or agents in the market to which these products are sold. This provides for increased selling efficiencies and allows us to leverage our distribution and marketing costs. We continually evaluate the balance between direct sales representatives, independent agents and distributors in an effort to maximize the coverage and efficiency of our product sales platform.

Distribution in the International Market

We also market and sell our products internationally in countries outside of the Americas. Our international sales accounted for 26.3 percent, 24.2 percent and 20.8 percent of our total product revenues, during 2008, 2007 and 2006, respectively. Our international sales efforts are focused on current key markets, including several countries in Western Europe and Australia, as well as strategic growth markets, including India, China and Russia. We expect that our strategic growth markets will develop into key markets for our products in the future.

Historically our international sales efforts were primarily dependent on third-party distributors and we typically utilize third-party distributors to enter new markets. Today, approximately 65 to 70 percent of international sales are now derived from direct sales representatives and independent sales agents through whom we are able to manage the relationship with our end customers. This approach to our international distribution has allowed us to increase international revenue and margins.

Geographic Information

For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 17, “Segment Information” in the notes to the consolidated financial statements.

Research and Development

We conduct significant research and development activities in the U.S. on three campuses in Irvine and Sunnyvale, California and Austin, Texas. Research and development expenses were 10.5 percent, 10.1 percent and 9.6 percent of our total net revenues, during 2008, 2007 and 2006, respectively. Our research and development efforts are focused on:

•	modifying and enhancing the performance of our existing technologies and products;

•	designing new disposable devices that incorporate added functionalities:

•	developing new applications of our Coblation and other innovative technologies; and

•

developing complementary technologies and products for introduction into our product portfolio in order to provide more value to our customers and participate to a greater extent in certain surgical procedures.

We also have undertaken preliminary studies and development for the use of our technology in several new fields. To this end, we continue to explore and develop the plasma physics underlying Coblation technology. We are engaged with a number of doctors, scientists and research institutions to further understand the technology and its additional applications and other technical improvements.

To facilitate our research and development efforts, we routinely receive feedback from the physicians who use our products and consult with our Scientific Advisory Boards, which are comprised of respected and experienced physicians and surgeons who advise us on our products, current and prospective, and other areas relating to our medical devices. These medical professionals are valued contributors and advisors to our research and development process and allow us to achieve significant and innovative strides in our product development.

Manufacturing and Supply

Our products are primarily manufactured at our facility located in an industrial park in San Jose, Costa Rica. In 2003, we transformed our primary Sunnyvale facility from a general manufacturing facility to a facility with a primary focus on research, development and prototype manufacturing. In 2005, the lease for this facility was extended through February 2014. Approximately 50 percent of this facility is devoted to research and new product development. We believe our existing operations will provide adequate capacity for our manufacturing needs at least through 2010.

We have established manufacturing process and quality assurance systems in conformance with the International Organization for Standardization’s ISO 13485:2003 standard, the FDA’s Quality System Regulation, 21 CFR 820, and we are certified under the Canadian Medical Devices Conformity Assessment System. Our facilities are in conformance with domestic and international regulatory requirements that apply to medical device manufacturers.

Our products are manufactured from several components, most of which are supplied to us from third parties. Most of the components we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternative sources of supply and the establishment of additional or replacement suppliers may not be accomplished quickly. In isolated cases, we rely upon single source suppliers. In such cases, a disruption of our single supply source could materially affect and disrupt our ability to manufacture and distribute certain of our products. Due to regulatory and other requirements regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for these certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. We also primarily use a single subcontractor located in Costa Rica to sterilize our disposable devices. As part of an agreement with this primary sterilization subcontractor in which we loaned the subcontractor a majority of the funds necessary to construct their Costa Rican sterilization facility, we receive guaranteed processing times on their sterilization services. While we have alternate product sterilization capabilities, a significant disruption to the primary sterilization provider could temporarily impact the company’s ability to supply products in a timely manner. Disruption of these supply sources, and our inability to develop alternative sources for such supply, would result in a material disruption of our ability to sell this line of products for an extended time period and could adversely affect our operations.

DHL Worldwide Express, Inc. is a significant provider of logistic services, including warehousing of finished goods and a variety of transportation services. The company primarily utilizes FedEx Corporation as the provider of transportation services associated with the shipment of finished products to customers and field returns in North America. Shipment of finished products outside of North America and the transportation of raw materials and other production related shipments are handled by a variety of third party common carriers based on a competitive sourcing process. The providers of these services change from time to time and there are alternate sources of these services should any single provider prove unable to supply contracted services. The complex nature of the underlying support technologies utilized to exchange critical product information with these third party transportation providers, such as “Electronic Data Interchange,” has, at times, caused disruptions in our ability to deliver products to customers on a timely basis. Failure of these supporting systems could impair our business for the duration of the failure.

Patents and Proprietary Rights

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our technologies, including Coblation technology and our acquired technologies. We own over 180 issued U.S. patents and over 100 issued international patents. In addition, we have over 170 U.S. and international pending patent applications. We believe our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies from Opus, Atlantech, Parallax and ATI. Our earliest Coblation patents begin to expire in 2012.

See “Part I—Item 1A—Risk Factors” and Intangible Asset information outlined in Note 7, “Goodwill and Intangible Assets” in the notes to the consolidated financial statements for additional information.

Government Regulation

U.S.

Our products are considered medical devices and are subject to extensive regulation in the U.S. We must comply with FDA regulations to market our products or obtain pre-market clearance or approval by the FDA for each of our products and indications before they can be commercialized.

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

Unless an exemption applies, generally, before we can introduce a new medical device into the U.S. market, we must obtain FDA clearance of a 510(k) premarket notification or obtain premarket approval. If we can establish that our device is “substantially equivalent” to a “predicate device” for which the FDA has not called for premarket approvals, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification must be supported by appropriate data, including, in some cases, clinical data establishing the claim of substantial equivalence to the satisfaction of the FDA. The second, more rigorous premarket approval process requires us to independently demonstrate that the new medical device is safe and effective by collecting data regarding design, materials, bench and animal testing, and human clinical data for the medical device. Once the FDA determines there is reasonable assurance that the medical device is safe and effective, the FDA will authorize the device’s commercial release. This premarket approval process is much more detailed, time-consuming and expensive than the 510(k) process.

We have received 510(k) clearance to the extent required for all of our products for a variety of indications.

We strive to ensure that our products not requiring clearance meet our manufacturing and quality guidelines and standards to the same extent as if clearance were required.

For additional discussion of the risks and considerations surrounding our business in the context of our regulatory environment, see “Part I—Item 1A—Risk Factors.”

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. The member states of the European Union (EU) have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain CE Marking for their products. We have authorization to apply the CE Marking to substantially all of our products. Additionally, we have obtained regulatory clearance to market our key products throughout Europe, Middle East, Africa, Asia and Pacific, South America and Canada.

General Considerations

The demand for our products is highly dependent on the policies of third-party payors such as Medicare, Medicaid, private insurance and managed care organizations that reimburse our customers when they use our products. If coverage or payment policies of these third-party payors are revised in light of increased efforts to control healthcare spending or otherwise, the amount we may charge or the demand for our products may decrease. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted and continue to attempt to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This practice has increased price sensitivity among certain customers for our products. Additionally, some third-party payors require approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the medical devices or therapies. Even though a new medical device may have been approved for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payors. In the U.S., we believe that healthcare reform legislation proposals will most likely remain focused on reducing the cost of healthcare and that efforts by private payors to contain costs through managed care and other methods will continue in the future as efforts to reform the healthcare system continue. We believe we are well-positioned to respond to changes resulting from the worldwide trend toward cost-containment due to our manufacturing efficiencies and cost controls. However, it is difficult for us to predict the potential impact of cost-containment trends on future operating results due to uncertainty that remains regarding future legislation.

Federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally-funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) healthcare fraud statutes that prohibit false statements and improper claims with any third-party payor. Often similar state false claims, anti-kickback, anti-self referral and insurance laws also apply to claims submitted under state Medicaid or state-funded healthcare programs. In addition, the U.S. Federal Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

The laws applicable to us are subject to change and to evolving interpretations. To help assure more consistent business practices, we are actively implementing a corporate-wide compliance program to enable consistent business practices throughout our business areas in conformity with applicable laws and regulations. However, if a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to significant criminal and civil penalties including substantial penalties, fines and damages, and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

Impact of Business Outside of the U.S.

Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, often with longer payment terms on receivables than are typical in the U.S. Currency exchange rate fluctuations can affect net sales from, and profitability of, our operations outside the U.S. See the “Market Risk” section of “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17, “Segment Information” in the notes to the consolidated financial statements. In addition, the repatriation of certain earnings of our foreign operations may result in substantial U.S. tax cost.

Product Liability Risk and Insurance Coverage

The development, manufacture and sale of medical products entail significant risk of product liability claims. We cannot assure you that our current product liability insurance coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may require increased product liability coverage as products are successfully commercialized in additional applications. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and our ability to attract and retain customers for our products.

Employees

At December 31, 2008, in North America, we had 463 employees, of which 21 were engaged in manufacturing-related activities, 109 in research and development activities, 226 in sales and marketing activities, 46 in regulatory affairs and quality assurance and 61 in administration and finance. In Europe, we had 149 employees in sales, marketing, product development, customer service, manufacturing and administration and finance who are responsible for our international business. In Costa Rica, we had 516 employees engaged in manufacturing and administration and finance. In Asia Pacific we had 12 employees engaged in sales and marketing activities and administration and finance activities. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

Where You Can Find Additional Information

We maintain an internet website at www.arthrocare.com. On our website, we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

Forward Looking Statements

This Annual Report may include “forward-looking” statements. Forward-looking statements broadly involve our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, regulatory approvals, competitive strengths, intellectual property rights, litigation and tax matters, mergers and acquisitions, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations and sales efforts. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will” and similar words or expressions.

For more information about the nature of forward-looking statements and risks that could affect our future results and the disclosure provided in this Annual Report, please see “Part I—Item 1A—Risk Factors” and Exhibit 99.1—Forward-Looking Statements, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

This section identifies specific risks that should be considered carefully in evaluating our business. Any of these risks could adversely affect our business, results of operations or financial condition. Although we believe that these risks represent the material risks relevant to us, our business and our industry, new material risks may emerge that we are currently unable to predict. As a result, this description of the risks that affect our business and our industry is not exhaustive. The risks discussed below could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in Exhibit 99.1 Forward-Looking Statements.

Material weaknesses and other control deficiencies relating to our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

Our internal control over financial reporting has been insufficient to allow us to accurately report our financial results in a timely manner.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management’s assessment of our internal control over financial reporting as of December 31, 2008 concluded that our internal control over financial reporting was not effective and that material weaknesses existed. Until these material weaknesses and other control deficiencies are remediated, they could lead to errors in our reported financial results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

As described in “Part II—Item 9A—Controls and Procedures” we are currently in the process of remediating our identified material weaknesses. Management’s continuing evaluation and work to enhance our internal control over financial reporting will require the dedication of additional resources and management time and expense. If we fail to establish and maintain adequate internal control over financial reporting, including any failure to implement remediation measures and enhancements for internal controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed.

Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which in turn could materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected. Current material weaknesses or any weaknesses or deficiencies identified in the future could also hurt confidence in our business and the accuracy and completeness of our financial statements, and adversely affect our ability to do business with these groups.

We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC.

Our common stock is traded on the Pink OTC Markets (Pink Sheets), which may reduce our liquidity, stock price, and access to the capital markets. If we are unable to relist on an exchange (such as Nasdaq) we may lose the confidence of suppliers, customers, employees, investors, security analysts, and institutional investors.

The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets may materially and adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially and adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. If we are unable to relist on an exchange such as The Nasdaq Stock Market, we may lose the confidence of our suppliers, customers, employees, investors, and security analysts, and obtain fewer business development opportunities.

Our continued delayed filings had and could continue to have material impacts on our business and liquidity.

If we are not able to become or remain current in our filings with the SEC, we will face several adverse consequences and restrictions. We will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, or make offerings pursuant to existing registration statements; we will not be able to make an offering to any purchasers not qualifying as “accredited investors” under certain “private placement” rules of the SEC under Regulation D; we will not be eligible to use a “short form” registration statement on Form S-3 for a period of at least 12 months after the time we become current in our periodic and current reports under the Securities Exchange Act of 1934, as amended; we will not be able to deliver the requisite annual report and proxy statement to our stockholders to hold our annual stockholders meeting; our employees cannot be granted stock options, nor will they be able to exercise stock options registered on Form S-8, as Form S-8 is currently not available to us; and our common stock may not be eligible for relisting on The Nasdaq Stock Market or alternative exchanges. These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain employees.

The Review and resulting restatement, SEC and U.S. Department of Justice (“DOJ”) investigations and other investigations, legal and administrative proceedings have increased our costs and could result in fines, injunctions, orders, and penalties which could materially adversely affect our business, financial condition, results of operations, and liquidity.

We are involved in ongoing material legal proceedings. See “Part I—Item 3—Legal Proceedings.” These proceedings and other legal actions may harm our business or liquidity in the future. The actions currently pending result primarily from matters relating to our restatement and Review, and from intellectual property-related litigation and claims.

We have incurred and expect to continue to incur substantial expenses for legal and accounting services due to the Review and resulting SEC and DOJ investigations. These matters will likely divert more of our management’s time and attention and cause us to continue to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities. We could incur substantial additional costs to defend and resolve litigation, investigations or proceedings arising out of or related to the restatement and Review. In addition, we could be exposed to enforcement or other actions with respect to these matters by the SEC’s Division of Enforcement, the DOJ or other federal or state agencies. At this point, we are unable to predict the duration, scope or result of these investigations or whether any of these agencies will commence any legal action. Any such investigations may result in us being subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

In connection with our pending legal proceedings, including any further litigation that is pursued or other relief sought by persons asserting claims for damages allegedly resulting from or based on the restatement or related events, we will incur defense costs that may exceed our insurance coverage. We may also incur costs if the insurers of our directors and our liability insurers deny coverage for the costs and expenses related to any litigation.

Many of our pending legal proceedings are in the early stages and we cannot predict their outcomes. However, irrespective of the outcomes, we may incur substantial costs, including defense costs, and these matters may divert the attention of our technical and management personnel, which could materially harm our business. Moreover, if we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs. Adverse outcomes or other developments during the course of litigation or other proceedings may harm our business, financial condition, results of operations or liquidity as well as investors’ perception of our business, any of which could harm our stock price.

Our accounting policies and methods require management to make judgments and estimates about matters that are inherently uncertain, which may result in our actual results differing significantly from those generated by our judgments and estimates.

Our accounting policies and methods require management to exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with generally accepted accounting principles in the U.S. (“GAAP”) and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. See Note 3, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for a description of our significant accounting policies.

The accounting policies we have identified as critical to the presentation of our financial condition and results of operations are described in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain at the end of a period and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of estimates. Estimates are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our estimates may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our estimates. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be significantly inaccurate.

The restatement and other factors may make the market price of our stock highly volatile.

The market price of our common stock could fluctuate substantially in the future. Investors may be unable to resell our common stock at or above their purchase price. This volatility may subject our stock price to material fluctuations due to the factors discussed in this “Item 1A—Risk Factors” section, and other factors including market reaction to acquisitions and trends in sales, marketing, and research and development; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of common stock by existing stockholders.

Our failure to comply with extensive government regulations could subject us to penalties and materially adversely affect our business, results of operations and financial condition.

Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things:

•	design, development and manufacturing;

•	testing, labeling and storage;

•	clinical trials;

•	product safety;

•	marketing, sales and distribution;

•	pre-market clearance and approval;

•	record keeping procedures;

•	advertising and promotions;

•	recalls and field corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and

•	product import and export.

The FDA and other governmental authorities have broad enforcement powers, and our failure to comply with these regulatory requirements could result in governmental agencies or a court taking action, including any of the following, which would adversely affect our business:

•	issuing public warning letters to us;

•	imposing fines and penalties on us;

•	obtaining an injunction preventing us from manufacturing or selling our products;

•	bringing civil or criminal charges against us;

•	delaying the introduction of our products into the market;

•	delaying pending requests for clearance or approval of new uses or modifications to our existing products;

•	recalling, detaining or seizing our products; or

•	withdrawing or denying approvals or clearances for our products.

Failure to obtain FDA clearance or approval for our products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or approval of a Premarket Approval, or PMA, submission from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. There is no assurance that we will be able to obtain FDA clearance or approval for any of our new products on a timely basis, or at all. Failure to obtain FDA clearance or approval for our new products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

We require foreign regulatory approvals to market and sell our products in other countries. Failure to obtain and maintain these regulatory approvals would harm our ability to generate revenue.

To be able to market and sell our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals is expensive, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

Modifications to our currently FDA-cleared products may require new regulatory clearance or approvals or require us to recall or cease marketing our current products until clearances or approvals are obtained.

After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing process may require a new 510(k) clearance or PMA approval. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA approval in the first instance, but the FDA may review any manufacturer’s decision and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. FDA guidance documents define when to submit premarket notifications for new or modified devices. These guidance documents also define modifications for which a new 510(k) is not required. We have modified some of our marketed devices, and have determined that in certain instances new 510(k) clearances or PMA approvals are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

If we or our third-party manufacturers fail to comply with FDA’s Quality System Regulations, our manufacturing operations could be interrupted and our sales and our ability to generate profits could suffer.

We and certain of our third-party manufacturers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and our manufacturers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products overseas. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. If our facilities or those of our manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•	withdrawing 510(k) clearances on PMA approvals that have already been granted;

•	refusal to grant export approval for our products; or

•	criminal prosecution.

Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Our products may in the future be subject to product recalls that could harm our reputation, business operations and financial results, and if our products cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or FDA enforcement actions.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Further, under the FDA medical device reporting regulations, or MDR, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, which would adversely affect our financial condition.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Changes in coverage and reimbursement for procedures using our products could affect use of our devices and our future revenue.

The demand for our products is highly dependent on the policies of third-party payors such as Medicare, Medicaid, private insurance, and managed care organizations that reimburse our customers when they use our products. Failure by physicians, hospitals and other users of our products to obtain sufficient coverage and reimbursement from health care payors for procedures in which our products are used, or adverse changes in environmental and private third-party payors’ policies toward coverage and reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

In the U.S., third-party payors continue to implement initiatives that restrict the use of certain technologies to those that meet certain clinical evidentiary requirements. We are aware of several third-party payors in the U.S., including governmental payors such as Medicare and Medicaid and private health insurance companies, who consider Coblation technology used in certain procedures to treat certain clinical conditions to be experimental or investigational. These payors have developed policies that deny coverage and therefore make no reimbursement for such procedures using our devices. Procedures using our devices that are not covered by some payors include such procedures as plasma disc decompression, or Coblation nucleoplasty, as well as Coblation or radiofrequency volumetric tissue reduction for (1) removing soft tissue during arthroscopic surgery, (2) hypertrophied nasal turbinates for the treatment of chronic nasal obstruction or obstructive sleep apnea and (3) soft palate and tongue for the treatment of obstructive sleep apnea. However, some payors in the U.S. provide coverage and reimbursement for Coblation tonsillectomy for certain clinical indications and percutaneous vertebroplasty for patients that meet specified criteria. In addition, some payors are moving toward a managed care system and control their health care costs by limiting authorizations for surgical procedures, including elective procedures using our devices. Failure to obtain favorable payor policies could have a material adverse effect on our business and operations.

In addition to uncertainties surrounding coverage policies, third-party payors from time-to-time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgical centers and physicians for procedures using our products. Because reimbursement for our products generally is included as part of the payments for procedures, these updates directly impact the amounts recognized for the costs of our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed formula that results in lowered payments for physician services. In the past, Congress has passed legislation to prevent certain reductions in Medicare payments to physicians. Unless Congress does so for 2010, the prescribed formula would result in a 21.5 percent reduction in aggregate Medicare payments to physicians. Legislative proposals have been introduced to revise the statutory formula and prevent the rate reduction. We are unable to predict, however, whether the legislation would be passed or what future changes will be made to compute Medicare payments or reimbursement amounts used by other third-party health care payors.

Further, as part of the Obama administration’s efforts to pass extensive federal healthcare reforms, there have already been several new legislative initiatives which could have a negative impact on the demand for our products and our business. It is unclear at this time how these initiatives would influence policies on coverage and reimbursement. Nor can we predict whether the proposed reform measures, if adopted, or any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

If we obtain the necessary international regulatory approvals, market acceptance of our products in international markets would be dependent, in part, upon the availability of coverage and reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country and include both government-sponsored health care and private insurance. We intend to seek international reimbursement approvals, although we cannot assure investors that any such approvals will be obtained in a timely manner, if at all. We are also unable to predict at this time the impact on our business of any future changes, if any, that are made to coverage and reimbursement policies by government action in key international markets.

We may be the subject of federal and state government civil and criminal enforcement efforts against health care companies, which could result in civil and/or criminal penalties which could have a material negative impact on our operations and financial condition.

In addition to uncertainties surrounding coverage policies, both federal and state government agencies have heightened civil and criminal enforcement efforts against health care companies, as well as their executives and managers. These efforts generally relate to a wide variety of matters, including referral and billing practices, and implicate a variety of state and federal laws, including state insurance fraud provisions, common law fraud theories, as well as both state and federal fraud-and-abuse, anti-kickback, and false claims statutes. Although we no longer directly bill any payor, some of our prior activities could become the subject of additional governmental investigations or inquiries. If we do not comply with the laws and regulations relevant to our business, we could be subject to civil and/or criminal penalties which could have a material negative impact on our operations and financial condition.

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer civil and criminal penalties, be required to pay substantial damages and make significant changes to our products and operations.

During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. We are subject to numerous federal and state regulations. As part of our internal compliance program, we review our sales and marketing materials, contracts and programs with counsel, and require employees and marketing representatives to participate in regular training. We also have adopted and train our personnel on the code of conduct for Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association, or AdvaMed, a leading trade association representing medical device manufacturers. Most recently, we amended our Code of Business Conduct and Ethics (the “Code of Ethics”) in August 2009. Originally adopted in 2004 to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, the Code was amended to qualify as well as a “code of conduct” under the current Federal Sentencing Guidelines and “Compliance Program Guidance for Pharmaceutical Manufacturers” 68 FR 23731 (May 5, 2003) applicable to medical device companies as published by the Office of Inspector General for the Department of Human Services. The Code of Ethics applies to all of our directors, officers, employees and agents. It also serves as an essential element of our Corporate Compliance Program, as announced in August 2009. However, we can give no assurances that our compliance program will ensure that the Company is in compliance with existing or future applicable laws and regulations. If our compliance program fails to meet its objectives, or if we otherwise fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Failure to market our products that use Coblation technology could adversely affect our financial condition, results of operations and future growth prospects.

We commercially introduced our Coblation technology product lines in December 1995. Our Coblation technology product lines accounted for nearly 70 percent of our product sales in 2008 and we are highly dependent on these sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products based on our Coblation technology in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in other orthopedic procedures, expand physicians’ education with respect to Coblation technology, and continue working on new product development efforts.

Moreover, our ability to market our products depends on clinical reports and recommendations by influential surgeons supporting our Coblation technology in certain key procedures. We believe that surgeons will not use our products unless they determine based on experience, clinical data and other factors, that our products are an attractive alternative to conventional means of tissue ablation. We believe that if recommendations and endorsements by influential surgeons cease or long-term data do not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

We may not be able to keep pace with technological change or successfully develop new products with wide market acceptance, which could cause us to lose business to competitors.

We compete in a market characterized by rapidly changing technology. We may not be able to keep pace with technology or to develop viable new products. Our future financial performance will depend in part on our ability to develop and manufacture new products in a cost-effective manner, to introduce these products to the market on a timely basis, and to achieve market acceptance of these products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include capital constraints, research and development delays, and delays in acquiring regulatory approvals. Our new products and new product introductions may fail to achieve expected levels of market acceptance. Factors impacting the level of market acceptance include our ability to successfully implement new technologies, the timeliness of our product introductions, our product pricing strategies, our available financial and technological resources for product promotion and development, our ability to show clinical benefit from our products, and the availability of reimbursement for our products as discussed in the risk factor titled “Changes in coverage and reimbursement for procedures using our products could affect physicians” above.

The markets for our products are intensely competitive, which may result in our competitors developing technologies and products that are more effective than ours or that make our technologies and products obsolete. Many of our competitors have significantly greater resources and market power than we do.

The markets for our current products in our core businesses are intensely competitive. These markets include arthroscopy, spinal surgery and ENT surgery. We cannot assure you that other companies will not succeed in developing technologies and products that are more effective than ours, or that would render our technologies or products obsolete or uncompetitive in these markets.

Our primary competitors across all of our operating units consist of Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson, Cardinal Health/Allegiance, Olympus (also known as Gyrus), Arthrex, Inc. and Cook Medical. These competitors tend to be large, well-financed companies with diverse product lines who may have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant price discounts as a competitive tactic. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the U.S. have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products instead of our competitors’ products to the extent the purchase would cause them to lose discounts on our competitors’ products. In addition, we are aware of several small companies offering alternative treatments for back pain and other ailments or indications that may indirectly compete with our products.

If we were to be unable to continue to compete for any of the above reasons, it could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, business, financial condition, results of operations and future growth prospects.

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

There is no assurance that the patents we have obtained, or any patents we may obtain as a result of our pending U.S. or international patent applications, will provide any competitive advantages for our products. We also cannot assure investors that those patents will not be successfully challenged, invalidated or circumvented prior to their expiration. Our earliest Coblation patents begin to expire in 2012. In addition, we cannot provide assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the U.S. or in international markets. In Sports Medicine, many of our competitors have licensed our technology for limited fields of use. Patent applications are maintained in secrecy for a period after filing. We may not be aware of all of the patents and patent applications potentially adverse to our interests.

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

We are, and may in the future be, subject to intellectual property claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We are currently involved in intellectual property litigation, as described in “Part I—Item 3—Legal Proceedings.”

We cannot assure you that we will not become subject to additional patent infringement claims or other litigation, including interference proceedings declared by the U.S. Patent and Trademark Office, or USPTO, to determine the priority of inventions. The defense and prosecution of intellectual property lawsuits generally, USPTO reexamination and interference proceedings and related legal and administrative proceedings, are costly and time-consuming. If other parties violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how we own or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or reexamination or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel.

An adverse determination in existing litigation, additional litigation or reexamination or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using certain technology. Furthermore, we cannot assure you that we could obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in judicial or administrative proceedings or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, results of operations, and future growth prospects.

Product liability claims could adversely impact our financial condition and impair our reputation.

Our business exposes us to potential product liability risks which are inherent in the design, manufacture and marketing of medical devices. In addition, many of our products are designed to be implanted in the human body for long periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information with respect to these or other products we manufacture or sell could result in an unsafe condition or injury to a patient. The occurrence of such a problem could result in product liability claims or a recall of one or more of our products, which could ultimately result in the removal from the body of such products and claims regarding associated costs and damages, which could materially adversely impact our business, financial condition, results of operations, our ability to attract and retain customers for our products, and future growth prospects.

We cannot assure you that our current product liability insurance coverage limits are adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products. In addition, we may require increased product liability coverage as products are successfully commercialized in additional applications. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations, our ability to attract and retain customers for our products, and future growth prospects.

Disruptions or other adverse developments at our Costa Rica facility could materially adversely affect our business.

Our high-volume disposable devices and controllers are manufactured at our Company-owned facility in an industrial park in San Jose, Costa Rica. If our Costa Rica facility is not able to produce sufficient quantities of our controllers and products with adequate quality, or if our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to: changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God; and other issues associated with significant operations that are remote from our headquarters and operations centers. Additionally, continued growth in product sales could outpace the ability of our Costa Rican operation to supply ordered products on a timely basis or cause us to take actions within our supply and manufacturing operations which increase costs, complexity and timing. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. Additionally, we cannot assure you that alternative manufacturing facilities would offer the same cost structure as our Costa Rica facility.

We are dependent on key suppliers, and supply disruptions could materially adversely affect our business, financial condition, results of operations and future growth prospects.

Some of the key components of our products are purchased from single vendors. If the supply of materials from a single source supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory and other requirements applicable to our manufacturing operations or the availability of certain product drawings and/or specifications. A new or supplemental filing with applicable regulatory authorities may require us to obtain clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure investors that we would be able to obtain the necessary regulatory approval for a new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

In addition, we primarily use a subcontractor located in Costa Rica to sterilize our disposable devices. We have the ability to use alternative sterilization service providers for most of our products. If our Costa Rica sterilization service were to be disrupted for any reason, we would be required to use alternative sources with longer processing and logistics cycles, which could lead to a disruption in our ability to supply products for a period do time.

We are dependent on warehouses in the U.S. and Belgium owned and operated by DHL Worldwide Express, Inc. If our ability to use these warehouses is disrupted, we may be unable to supply products to our customers on a timely basis, which could materially adversely affect our business.

The complex nature of the underlying support technologies utilized to exchange critical product information with third party transportation and logistics providers, such as “Electronic Data Interchange,” has, at times, caused disruptions in our ability to deliver products to customers on a timely basis. Failure of these supporting systems could impair our business for the duration of the failure.

Circumstances associated with our integration of acquisitions may adversely affect our operating results.

An element of our growth strategy has been the pursuit of acquisitions of other businesses that expand or complement our existing products and distribution channels. Integrating businesses, however, involves a number of special risks, including:

•	the possibility that management attention may be diverted from regular business concerns by the need to integrate operations;

•	unforeseen costs, difficulties and liabilities in integrating our and the acquired company’s employees, operations and systems;

•	accounting, regulatory, or compliance issues that could arise in connection with, or as a result of, the acquisition of the acquired company;

•	challenges in retaining our customers or the customers of the acquired company following the acquisition;

•	the difficulty of incorporating acquired technology and rights into our products and services; and

•	impairment charges if our acquisitions are not successful due to these risks.

In addition, we may incur debt to finance future acquisitions and may issue securities in connection with future acquisitions, which may dilute the holdings of our current and future stockholders. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business, financial condition or operating results may be adversely affected.

If we fail to effectively manage our growth, our business, financial condition and operating results could be adversely affected.

Our business has grown in size and complexity over the past few years as a result of internal growth. This growth and increase in complexity have placed significant demands on financial and managerial controls, reporting systems and procedures. In addition, we continue to explore ways to extend our target markets. We will need to continue to improve our financial and managerial controls, reporting systems and procedures as we continue to grow and expand our business. To meet such demands, we intend to continue to invest in new technology, make other capital expenditures, develop management and operating systems, and, where appropriate, hire, train, supervise and manage employees with expertise to handle these particular demands. If we fail to efficiently manage operations in a way that accommodates continued internal growth, our business, financial condition and operating results could be adversely affected.

We recently changed our internal enterprise resource planning (ERP) system which temporarily could impair our ability to efficiently manage the business.

In 2008 we changed our internal ERP system. This new ERP system is the primary system used to collect and disseminate financial, production, sales and other critical data throughout the company. This transition, while generally successful, was a significant internal undertaking and caused the company to incur significant costs and disruptions to its business. Risks associated with this project remain, including:

•	a limited number of employees are trained on how to use the new system;

•	we may not yet fully comprehend the intra-organizational workings of this system, which could lead to misinterpretation of data;

•	the resources we have to continue system enhancements are limited; and

•	some of our International operations have not yet converted to the new system, requiring that we maintain duplicate systems which could result in translation or other errors.

Our business is susceptible to risks associated with international operations.

International operations are generally subject to a number of risks, including:

•	protectionist laws, business practices, licenses, tariffs, and other trade barriers that favor local competition;

•	multiple, conflicting and changing governmental laws and regulations, such as tax laws regulating intercompany transactions;

•	difficulties in managing foreign operations, including staffing, seasonality of operations, dependence on local vendors, and collecting accounts receivable;

•	loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection;

•	foreign currency exchange rate fluctuations; and

•	political and economic instability.

We derived 26.3 percent, 24.2 percent and 20.8 percent of our total product sales for the years ended December 31, 2008, 2007 and 2006, respectively, from customers located outside of the Americas. We expect international revenue to remain a significant percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

Our operating results may fluctuate.

In our experience, our results of operations may fluctuate significantly from period to period. Adverse fluctuations due to these factors may adversely affect our level of revenues and profitability, results of operations, financial condition, and future growth prospects in the short and long term:

•	the introduction of new product lines and increased penetration in existing applications;

•	achievement of research and development milestones;

•	the amount and timing of expenditures and the receipt and recognition of license fees; and

•	timing of the receipt of orders and product shipments, absence of a backlog of orders, and the rate of product returns.

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results.

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets may be adversely affected by unforeseen and uncontrollable events. In the highly competitive medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. We test our goodwill for impairment in the fourth quarter of each year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

We will require a significant amount of cash to fund our working capital needs and planned expenditures. Our ability to generate cash depends on many factors beyond our control.

In September 2009, we terminated our revolving credit agreement (“Credit Agreement”), which was in default. In the absence of a credit facility, our ability to meet our working capital needs and to fund capital expenditures will depend on our ability to generate cash from operations and effectively manage our cash balances. This is subject to general economic, financial, competitive and other factors that may be beyond our control. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flows. See “Part I—Item 3—Legal Proceedings.” We cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to fund our other liquidity needs.

As a result, from time to time, we may be required to seek financing from alternative sources. In light of the current capital and credit market disruption and volatility, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all. In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under any future credit facility, we may be exposed to additional currency exchange risk. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. We are in discussions with our primary financial institution to transition their cash management services to another financial institution and may suffer significant business disruption if we are unable to effectively transition these services. While we actively monitor our deposit relationships, the unanticipated failure of a financial institution in which we maintain deposits could cause us to suffer losses that could materially harm our results of operations and financial condition.

One Equity Partners, a private equity firm, may have influence on our major corporate decisions.

On September 1, 2009, an affiliate of One Equity Partners, or OEP, acquired our Series A 3.0% Convertible Preferred Stock, or the Series A Preferred Stock. See “Item 7—MD&A—Liquidity and Capital Resources” for a description of this transaction. As a result of this transaction, OEP became the largest beneficial owner of our stock. At this time, assuming conversion of the Series A Preferred Stock to our common stock, including make-whole amounts as defined in the Certificate of Designation for the Series A Preferred Stock but excluding outstanding options and warrants held by other parties, OEP would represent an ownership interest of approximately 17.8 percent of our voting stock. In connection with this transaction, we expanded the Board of Directors to eight members and granted OEP the right to nominate two directors. Effective September 1, 2009, Messrs. Gregory Belinfanti and Christian Ahrens, both Partners of OEP, were appointed to our Board of Directors.

Consequently, OEP may have the ability to influence our Board of Directors and/or matters requiring stockholder approval, subject to the restrictions placed on OEP by the Securities Purchase Agreement, including without limitation OEP’s agreement to vote for any director nominated by the Board and to comply with the terms of the standstill.

From and after the first anniversary of the investment OEP is free to convert the Series A Preferred Stock into our common stock and, subject to the registration requirements of the federal securities laws, dispose of such stock, which could result in a decrease of the market price of our common stock, particularly if such dispositions are made in the open market and are substantial.

We may not be able to comply with the redemption rights, registration rights, and other rights of our holders of Series A Preferred Stock and our obligations under the Registration Rights Agreement with our holders of Series A Preferred Stock.

On September 1, 2009, we sold 75,000 shares of our Series A 3.00 percent Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) to OEP AC Holdings, LLC, or OEP, under a securities purchase agreement with OEP for an aggregate purchase price of $75.0 million. After September 1, 2014, or in connection with a change in control, the holders of our Series A Preferred Stock may require us to redeem any or all outstanding shares of Series A Preferred Stock at the liquidation preference of such redeemed Series A Preferred Stock including any applicable make-whole adjustment. We may not have sufficient liquidity to comply with the redemption right of our holders of Series A Preferred Stock at that time if such right is exercised. Alternatively, if we are able to comply with the redemption right of the holders of our Series A Preferred Stock, we may have insufficient remaining liquidity to conduct our business, which would materially adversely affect our business, liquidity, and financial condition.

In addition, pursuant to the Registration Rights Agreement between us and the holders of our Series A Preferred Stock, we agreed to use our best efforts to become current in our SEC periodic reporting requirements and thereafter file a registration statement on Form S-1 prior to September 1, 2010 to register the resale of the Common Stock underlying the Series A Preferred Stock. If a registration statement is not timely filed or does not become effective in accordance with the requirements of the Registration Rights Agreement, a Registration Default, then we shall pay the holders of the Series A Preferred Stock 2.00 percent per annum of the original liquidation preference of the Series A Preferred Stock, accruing from the date of the Registration Default until the Registration Defaults is cured.

We have experienced significant management changes which could have a material adverse effect on our business and our results of operations.

Since December 2008, several of our senior executive officers resigned from the Company, including our former President and Chief Executive Officer; Senior Vice President and Chief Financial Officer; Senior Vice President, Strategic Business Units; and Senior Vice President and General Manager, Spine Business Unit. There have also been several internal management changes to fill key positions. It may take time for the new management team to become sufficiently familiar with our business to effectively develop and implement our business strategies. These changes in key management positions could harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by the restatement and these reorganizations.

We are dependent upon key management, technical personnel and advisors, and loss of our key personnel and advisors could have a material adverse effect on our business and results of operations.

The loss of the services of one or more key employees or consultants could have a material adverse effect on us. Our success also depends on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, any of whom often receive competing employment offers. We cannot assure you that we will continue to be able to attract and retain such personnel. The process related to the restatement of our financial results has impacted the amounts, timing and forms of employee compensation. These impacts could materially impact our ability to attract and retain essential managerial and technical personnel. Loss of key personnel would materially impact our ability to meet our financial and operational objectives and could have a material adverse effect on our business and our results of operations.

Delaware law and provisions in our charter could make the acquisition of our company by another company more difficult, which could adversely affect our stock price.

Certain provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from attempting to acquire, control of our company. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain provisions of our certificate of incorporation and bylaws allow us to issue preferred stock without any vote or further action by the stockholders, to eliminate the right of stockholders to act by written consent without a meeting, to specify advance notice and other procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and to eliminate cumulative voting in the election of directors. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock. These provisions of Delaware law, our certificate of incorporation, and our bylaws may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease a facility in Austin, Texas, which serves as our corporate headquarters. The Austin, Texas facility is used for general and administrative purposes as well as for research and development activities. Our lease for this building will expire in June 2016.

In Sunnyvale, California we lease a facility for research and development, general and administrative purposes and prototype manufacturing. Our lease for this building will expire in February 2014. We also lease, on a month-to-month basis, a warehouse in a neighboring building in Sunnyvale, California for warehousing and distribution.

We lease a facility in Irvine, California, which is used for our Opus Medical product and prototype development. This lease expires at the end of 2011.

Internationally, we lease a facility in Stockholm, Sweden, which serves as our headquarters for international operations. We lease an additional international property in North Yorkshire, England, for administrative, sales and marketing purposes. We lease a facility in Opglabbeek, Belgium that is used for our European repair center. Expiration dates related to these international leases range from one to 10 years.

In Costa Rica, we own a building located in a tax-advantaged business park. This facility serves as our principal manufacturing location for disposable devices.

We believe these facilities, in addition to multiple less significant facilities leased in various countries around the world for sales, marketing and administrative purposes are in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

ITEM 3.	LEGAL PROCEEDINGS

In addition to the matters specifically described below, we are involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

We record reserves for claims and lawsuits when they are probable and reasonably estimable. Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

SEC Investigation

The Fort Worth Regional Office of the SEC’s Division of Enforcement is conducting a formal investigation into accounting matters related to the restatement of financial results described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements. We are cooperating with the SEC investigation. At this stage of the investigations, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.

DOJ Investigation

The DOJ is investigating certain of our activities including our past sales, accounting, and billing procedures in relation to, primarily, the operation of our Spine business unit. The DOJ is also reviewing our relationship with our DiscoCare subsidiary. Specifically, we have also been informed by the Office of the U.S. Attorney for the Southern District of Florida that we and our DiscoCare subsidiary are targets of a grand jury investigation being conducted by that Office. We have also been informed that the Office of the U.S. Attorney for the Western District of North Carolina is conducting a separate grand jury investigation of us, that is related to the investigation being conducted in the Southern District of Florida. We are cooperating with these investigations. At this stage of the investigation, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.

Private Securities Class Action and Shareholder Derivative Lawsuits

Federal Court Actions

On April 4, 2008, a putative securities class action was filed in Federal court in the Southern District of Florida against us and certain of our former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding our internal controls, business, and financial results. On October 28, 2008, the court granted the Company’s motion to transfer this case to the U.S. District Court, Western District of Texas (McIlvaine v. ArthroCare, et al).

On July 25, 2008, a putative securities class action was filed in Federal court in the Western District of Texas against us, and certain of our current and former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding our internal controls, business, and financial results. (Strong v. ArthroCare, et al).

On August 7, 2008, a derivative action was filed in Federal court in the Southern District of Florida against us and our then-current directors alleging breach of fiduciary duty based on our alleged improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. On October 14, 2008, the court granted the Company’s motion to transfer this case to the U.S. District Court, Western District of Texas (Weil v. Baker, et al).

On March 4, 2009, a derivative action was filed in Federal court in the Western District of Texas against our current directors, a former director, certain of our current and former executive officers and other employees and PricewaterhouseCoopers LLP alleging (i) disgorgement under Section 304 of the Sarbanes-Oxley Act; (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5; (iii) breach of fiduciary duty; (iv) abuse of control; (v) gross mismanagement of us; (vi) waste of corporate assets; (vii) insider trading; and (viii) unjust enrichment. (King v. Baker, et al).

On April 29, 2009, a derivative action was filed in Federal court in the Western District of Texas against our current directors and a former director alleging breach of fiduciary duty based on our improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. (Barron v. Baker, et al).

On October 28, 2008 and thereafter, the two putative securities class actions and the shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas. On December 10, 2008, Lead Plaintiffs and Lead Plaintiffs’ counsel were appointed in the putative consolidated securities class action. The Lead Plaintiff has been ordered to file an Amended Consolidated Class Action Complaint within thirty (30) days of our filing of this Annual Report on Form 10-K. The federal court stayed derivative actions pending the resolution of all motions to dismiss the Amended Consolidated Class Action Complaint and any further amended consolidated class action complaints.

At this stage of the above-described Federal Court actions, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.

State Court Actions

On September 23, 2008, a derivative action was filed in Texas State District Court against us, and our then current directors and certain of our current and former officers. (Wieser v. Baker). In this action, one of our shareholders alleged derivative claims on behalf of us that our directors and officers breached their fiduciary duties to shareholders by allowing improper financial reporting, failing to maintain adequate financial controls over revenue recognition, disseminating false financial statements, abuse of control, gross mismanagement, waste of corporate assets, and engaging in insider trading.

On October 20, 2008, a derivative action was filed in Texas State District Court against us, our then directors and certain of our current and former executive officers. (Bocklet v. Baker). In this action, one of our shareholders alleged derivative claims on behalf of us that our directors and officers breached their fiduciary duties to shareholders by failing to maintain adequate financial controls over revenue recognition, allowing improper financial reporting, disseminating false financial statements, and engaging in insider trading.

On October 27, 2008, a derivative action was filed in Texas State District Court against us, our then directors and certain of our current and former executive officers. (Guthrie v. Baker). In this action, one of our shareholders alleged derivative claims on behalf of us that our directors and officers breached their fiduciary duties to shareholders by failing to maintain adequate financial controls over revenue recognition, allowing improper financial reporting, disseminating false financial statements, and engaging in insider trading.

On March 18, 2009, these three shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-08-3484 (consolidated), Travis County District Court. On the Company’s motion, the case was stayed until October 1, 2009. The Company renewed its motion to stay, which was granted through November 1, 2009, with leave to file a further motion to stay the case.

At this stage of the above-described State Court actions, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.

Patent Matters

On November 14, 2007, we brought a lawsuit against Gyrus Medical Inc., Gyrus ENT L.L.C. and Gyrus ACMI Inc., Case No. 1:07-CV-00729-SLR in the U.S. District Court for the District of Delaware, in which we sought monetary damages and equitable relief for claims of patent infringement relating to U.S. Patent No. 5,697,882 (the “’882 Patent”). In the lawsuit, we alleged that the use of Gyrus’s “PlasmaCision” and “PlasmaKinetic” products and systems infringes the ’882 Patent. Gyrus sought invalidation of our ‘882 Patent based on alleged inequitable conduct and alleged prior art. On October 8, 2009, the parties reached a settlement of this matter. In accordance with the settlement, Gyrus will make a one-time payment to us of $2.5 million and the Company will receive certain licenses subject to running royalties ranging from 4 percent to 6.5 percent and payable quarterly from October 2009 through January 2012, when the ‘882 patent expires. The parties will also release each other from any claims of patent infringement and dismiss the litigation upon Gyrus’s $2.5 million payment, which will be made concurrently with any payment to Gyrus in connection with the resolution of the Gyrus arbitration matter described below.

On May 5, 2008, Gyrus Medical Ltd. and Gyrus Group PLC commenced an arbitration proceeding against us. In its arbitration notice, Gyrus alleged that, under the Settlement Agreement dated June 28, 1999 among us, Gyrus Medical Ltd., and Ethicon, Inc. and certain Ethicon affiliates (collectively, “Ethicon”), we had made “material changes” to certain of our arthroscopy products — the Super TurboVac 90, the UltraVac, the Super MultiVac 50, the TurboVac 90XL and the MultiVac XL — and that those products infringed two Gyrus patents. Shortly thereafter, on June 12, 2008, Ethicon and DePuy Mitek, Inc. joined the arbitration (Gyrus, Ethicon and DePuy Mitek collectively, the “Claimants”). We filed a counterclaim in the arbitration for breach of the Settlement Agreement, alleging that Ethicon had not paid certain royalties when due under the Settlement Agreement.

On June 10, 2009, the arbitration panel issued its interim decision and award. The panel ruled in favor of the Claimants on all issues, including the patent infringement and breach of contract claims, and against us on our breach of contract counterclaim. The panel issued a final award on August 20, 2009 and awarded the Claimants (i) $11.8 million for royalties on the patents due from April 2001 through February 2009, including pre-judgment interest of 10 percent through September 15, 2009 which continues to accrue thereafter until paid; (ii) a 6.5 percent royalty for all sales of the infringing products starting from March 1, 2009; and (iii) $4.6 million in attorneys’ fees and costs, including the costs of the arbitration.

On July 15, 2009, we filed a Petition to vacate or modify the Arbitration Award and to stay enforcement of the arbitration award. This petition was filed in the U.S. District Court for the Northern District of California. The Company accrued $13.3 million for the arbitration award in the second quarter of 2008 plus an additional $1.8 million as of December 31, 2008 which is included in general and administrative expense in the accompanying consolidated statements of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to January 16, 2009, our common stock was traded publicly on The Nasdaq Stock Exchange under the symbol “ARTC.” On January 16, 2009, trading in our common stock on The Nasdaq Stock Exchange was suspended. On April 22, 2009, Nasdaq filed a Form 25 to delist our securities effective May 9, 2009. Our securities are currently quoted on the Pink Sheets under the symbol “ARTC.PK.” For more information about our delisting from The Nasdaq Stock Exchange, please see “Part I—Item 1A—Risk Factors.” The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our Common stock.

	2008
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$53.43	$47.49	$40.23	$30.40
Low	32.62	33.32	20.31	4.52

	2007
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$40.05	$44.53	$58.99	$64.84
Low	33.93	36.68	43.77	45.97

	2006
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$48.05	$48.64	$47.88	$48.06
Low	41.03	38.53	39.11	39.92

As of December 31, 2008, there were no outstanding shares of preferred stock and 227 holders of record of 26,755,207 shares of outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

In December 2007, our Board of Directors approved a discretionary share repurchase program that allows us to purchase up to $75.0 million of our outstanding common stock on a periodic basis in the open market. Pursuant to the program, in December 2007 we purchased 1,255,982 shares at an average cost of $47.49 per share. In January 2008, we purchased an additional 243,918 shares at an average price of $48.29 per share. We repurchased the shares based on an evaluation of our long-term cash forecast and balance sheet capacity at that time, including anticipated capital requirements. In February 2008, our Board of Directors authorized an additional repurchase of up to $75.0 million of our outstanding stock upon full utilization of the December 2007 share repurchase program. The Company did not purchase any additional shares. In September 2009, the Board of Directors cancelled the additional repurchase authorization.

The description of equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to “Part III—Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

PERFORMANCE GRAPH

The following graph shows a comparison of total stockholder return for holders of our common stock for the five years ended December 31, 2008 compared with the Nasdaq Stock Exchange, U.S. Index and the Nasdaq Health Services Index. This graph is presented pursuant to SEC rules. The stock prices of medical device companies like ours are subject to a number of factors, such as those discussed in “Part I—Item 1A—Risk Factors,” above.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Arthrocare Corporation, The NASDAQ Composite Index

And The NASDAQ Health Services Index

*	$100 invested on December 31, 2003 in stock or in index – including reinvestment of dividends. Our most recent fiscal year ended December 31, 2008.

	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
ArthroCare Corporation	$100.00	$130.86	$172.00	$162.94	$196.12	$19.47
NASDAQ Stock Exchange (U.S.)	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Health Services	100.00	127.29	135.26	141.82	142.06	100.14

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 have been derived from audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from unaudited consolidated financial statements that are not included in this report. Balance sheet data as of December 2007, 2006, 2005 and 2004 and statements of operations data for the years then ended have been restated with respect to the matters described in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements. We have not amended, nor do we plan to amend, our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods has been restated and is superseded by the information in this Annual Report on Form 10-K. As such, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The historical results are not necessarily indicative of the results of operations to be expected in the future. Net income (loss) for the years ended 2007, 2005 and 2004 reflect significant charges related to acquisitions during those periods.

The following table should be read in conjunction with “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II—Item 8—Financial Statements and Supplementary Data” (in thousands, except per-share data).

	Year Ended December 31,
	2008	2007		2006		2005		2004

		As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statements of Operations Data:
Product sales	$299,896	$307,596	$268,495	$253,376	$233,585	$206,533	$198,741	$147,830	$145,963
Royalties, fees and other	14,285	11,646	11,221	9,625	10,126	7,801	7,583	6,318	6,013
Total revenues	314,181	319,242	279,716	263,001	243,711	214,334	206,324	154,148	151,976
Gross profit	219,221	234,518	193,335	186,163	172,962	150,128	145,042	103,048	100,265
Operating expenses (1)	256,771	181,343	198,022	143,693	139,280	117,069	117,199	126,801	126,310
Net income (loss)	(34,747)	43,180	491	31,675	27,673	23,530	19,084	(26,189)	(27,855)
Basic net income (loss) per share	$(1.31)	$1.57	$0.02	$1.21	$1.06	$0.97	$0.78	$(1.21)	$(1.29)
Diluted net income (loss) per share	$(1.31)	$1.50	$0.02	$1.14	$0.99	$0.89	$0.72	$(1.21)	$(1.29)

	December 31,
	2008	2007		2006		2005		2004

		As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Balance Sheet Data:
Cash, cash equivalents, restricted cash equivalents and investments	$37,980	$43,250	$43,176	$30,756	$30,756	$23,317	$23,317	$21,836	$21,836
Working capital (2)	41,197	148,348	121,991	113,744	97,395	98,841	87,330	80,912	73,963
Total assets (3)	387,276	450,068	397,947	375,046	365,791	266,978	258,342	240,531	237,834
Long-term liabilities (4)	10,058	67,393	66,919	2,870	4,196	4,092	5,035	34,290	34,906
Total stockholders' equity	244,282	340,503	281,053	322,503	309,923	228,894	218,704	175,252	172,250

(1)	Operating expenses in 2008 include an $18.9 million charge related to impairment of goodwill related to our Spine business unit, $17.0 million of investigation and restatement related costs, and $15.1 million in expense related to the Gyrus arbitration award. In 2007, $34.1 million of costs related to reimbursement activities were incurred, including $25.0 million for settlement of the DiscoCare pre-acquisition agreement. In 2004, we expensed $36.4 million of acquired in-process research and development costs in connection with our acquisition of Opus.
(2)	The decline in working capital in 2008 is primarily as a result of our $55.0 million of notes payable under the Credit Agreement being classified as a current liability at December 31, 2008 due to the default notice received in February 2009.
(3)	The increase in total assets in 2006 is primarily attributable to additional goodwill recorded as a result of our payment of $63.2 million of additional purchase price for Opus upon satisfaction of contingency factors specified in the acquisition agreement. The decrease in total assets in 2008 relates to the impairment of goodwill related to our Spine business unit.
(4)	In 2007, we borrowed $60.0 million under the Credit Agreement to repurchase shares of our common stock. As noted in Note 2 above, the $55.0 million remaining balance at December 31, 2008 is classified as a current liability.

CUMULATIVE ADJUSTMENTS TO PREVIOUSLY REPORTED RETAINED EARNINGS

The following tables present the impact of the restatement adjustments on previously reported retained earnings at December 31, 2007, 2006, 2005, and 2004. See Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements for further discussion of the restatement adjustments (in thousands):

	December 31,
	2007	2006	2005	2004
Retained earnings (deficit) as reported	$78,402	$37,305	$5,630	$(17,900)
Cumulative restatement adjustments	(58,090)	(15,403)	(11,401)	(6,955)

Retained earnings (deficit) as restated	$20,312	$21,902	$(5,771)	$(24,855)

CUMULATIVE ADJUSTMENTS TO PREVIOUSLY REPORTED BEGINNING RETAINED EARNINGS AND NET INCOME

	As of and for the Year Ended December 31,
	2007	2006	2005	2004
Retained earnings as restated:
Beginning retained earnings (deficit) as reported	$37,305	$5,630	$(17,900)	$8,289
Cumulative adjustments to beginning retained earnings	(15,403)	(11,401)	(6,955)	(5,289)

Beginning retained earnings (deficit) as restated	21,902	(5,771)	(24,855)	3,000

Net income as reported	43,180	31,675	23,530	(26,189)
Net income restatement adjustments	(42,689)	(4,002)	(4,446)	(1,666)

Net income (loss) as restated	491	27,673	19,084	(27,855)
FIN 48 adoption	(2,081)	—	—	—

Retained earnings (deficit) as restated	$20,312	$21,902	$(5,771)	$(24,855)

CUMULATIVE ADJUSTMENTS TO PREVIOUSLY REPORTED BEGINNING RETAINED EARNINGS BY CATEGORY

The following table presents the impact of the restatement adjustments on previously reported beginning retained earnings at January 1, 2007, 2006, 2005, and 2004, with the adjustments identified by the nature of the error. See Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements for further discussion of the errors (in thousands):

	January 1,
	2007	2006	2005	2004
Beginning retained earnings (deficit) as reported	$37,305	$5,630	$(17,900)	$8,289
DiscoCare and DRS activities	(5,695)	(975)	—	—
Revenue recognition	(14,001)	(10,186)	(6,607)	(5,475)
Other	(1,605)	(4,458)	(2,823)	(1,663)
Provision for Income Tax	5,898	4,218	2,475	1,849

Cumulative adjustments to beginning retained earnings	(15,403)	(11,401)	(6,955)	(5,289)

Beginning retained earnings (deficit) as restated	$21,902	$(5,771)	$(24,855)	$3,000

IMPACT OF RESTATEMENT ADJUSTMENTS ON FISCAL 2007 RESULTS OF OPERATIONS

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the fiscal year ended December 31, 2007. See Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements for further discussion of the restatement adjustments (in thousands, except per-share data):

	Year Ended December 31, 2007
		Adjustments
	As Reported	DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments	Provision for Income Tax	As Restated
Revenues:
Product sales	$307,596	$—	$(30,709)	$(8,392)	$—	$(39,101)	$—	$268,495
Royalties, fees and other	11,646	—	—	(425)	—	(425)	—	11,221

Total revenues	319,242	—	(30,709)	(8,817)	—	(39,526)	—	279,716

Cost of product sales	84,724	—	—	334	1,323	1,657	—	86,381

Gross profit (loss)	234,518	—	(30,709)	(9,151)	(1,323)	(41,183)	—	193,335

Operating expenses:
Research and development	26,886	—	—	—	1,232	1,232	—	28,118
Sales and marketing	123,213	—	(12,187)	(7,678)	1,236	(18,629)	—	104,584
General and administrative	24,033	—	—	—	84	84	—	24,117
Amortization of intangible assets	7,211	—	—	—	(91)	(91)	—	7,120
Reimbursement services	—	25,840	8,243	—	—	34,083	—	34,083

Total operating expenses	181,343	25,840	(3,944)	(7,678)	2,461	16,679	—	198,022

Income (loss) from operations	53,175	(25,840)	(26,765)	(1,473)	(3,784)	(57,862)	—	(4,687)

Interest income	2,101	—	—	—	—	—	—	2,101
Interest expense and bank fees	(977)	—	—	—	—	—	—	(977)
Foreign exchange gain (loss), net	1,240	—	—	94	(72)	22	—	1,262
Other expense, net	(180)	—	—	—	—	—	—	(180)

Interest and other income (expense), net	2,184	—	—	94	(72)	22	—	2,206

Income (loss) before income taxes	55,359	(25,840)	(26,765)	(1,379)	(3,856)	(57,840)	—	(2,481)

Income tax provision (benefit)	12,179	—	—	—	—	—	(15,151)	(2,972)

Net income (loss)	$43,180	$(25,840)	$(26,765)	$(1,379)	$(3,856)	$(57,840)	$15,151	$491

Weighted-average shares outstanding:
Basic	27,452							27,452
Diluted	28,870							28,870

Earnings (loss) per common share:
Basic	$1.57							$0.02
Diluted	$1.50							$0.02

IMPACT OF RESTATEMENT ADJUSTMENTS ON FISCAL 2006 RESULTS OF OPERATIONS

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the fiscal year ended December 31, 2006. See Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements for further discussion of the restatement adjustments (in thousands, except per-share data):

	Year Ended December 31, 2006
		Adjustments
	As Reported	DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments	Provision for Income Tax	As Restated
Revenues:
Product sales	$253,376	$—	$(5,563)	$(14,228)	$—	$(19,791)	$—	$233,585
Royalties, fees and other	9,625	—	—	501	—	501	—	10,126

Total revenues	263,001	—	(5,563)	(13,727)	—	(19,290)	—	243,711

Cost of product sales	76,838	—	—	(6,941)	852	(6,089)	—	70,749

Gross profit (loss)	186,163	—	(5,563)	(6,786)	(852)	(13,201)	—	172,962

Operating expenses:
Research and development	23,247	—	—	—	64	64	—	23,311
Sales and marketing	91,915	—	(2,437)	(3,030)	(1,214)	(6,681)	—	85,234

General and administrative	21,355	—	—	—	569	569	—	21,924
Amortization of intangible assets	7,176	—	—	—	41	41	—	7,217
Reimbursement services	—	—	1,594	—	—	1,594	—	1,594

Total operating expenses	143,693	—	(843)	(3,030)	(540)	(4,413)	—	139,280

Income (loss) from operations	42,470	—	(4,720)	(3,756)	(312)	(8,788)	—	33,682

Interest income	1,376	—	—	—	—	—	—	1,376
Interest expense and bank fees	(2,423)	—	—	—	—	—	—	(2,423)
Foreign exchange gain (loss), net	(456)	—	—	(59)	3,165	3,106	—	2,650
Other expense, net	(306)	—	—	—	—	—	—	(306)

Interest and other income (expense), net	(1,809)	—	—	(59)	3,165	3,106	—	1,297

Income (loss) before income taxes	40,661	—	(4,720)	(3,815)	2,853	(5,682)	—	34,979

Income tax provision (benefit)	8,986	—	—	—	—	—	(1,680)	7,306

Net income (loss)	$31,675	$—	$(4,720)	$(3,815)	$2,853	$(5,682)	$1,680	$27,673

Weighted-average shares outstanding:
Basic	26,207							26,207
Diluted	27,900							27,900

Earnings per common share:
Basic	$1.21							$1.06
Diluted	$1.14							$0.99

IMPACT OF RESTATEMENT ADJUSTMENTS ON FISCAL 2005 RESULTS OF OPERATIONS

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the fiscal year ended December 31, 2005. See Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements for further discussion of the restatement adjustments (in thousands, except per-share data):

	Year Ended December 31, 2005
	As Reported	Adjustments					Provision for Income Tax	As Restated
		DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments
Revenues:
Product sales	$206,533	$—	$(975)	$(6,817)	$—	$(7,792)	$—	$198,741
Royalties, fees and other	7,801	—	—	(218)	—	(218)	—	7,583

Total revenues	214,334	—	(975)	(7,035)	—	(8,010)	—	206,324

Cost of product sales	64,206	—	—	(2,575)	(349)	(2,924)	—	61,282

Gross profit (loss)	150,128	—	(975)	(4,460)	349	(5,086)	—	145,042

Operating expenses:
Research and development	21,015	—	—	—	(1)	(1)	—	21,014
Sales and marketing	75,302	—	—	(876)	383	(493)	—	74,809
General and administrative	12,202	—	—	—	333	333	—	12,535
Amortization of intangible assets	6,150	—	—	—	291	291	—	6,441
Acquired in-process research and development costs	2,400	—	—	—	—	—	—	2,400

Total operating expenses	117,069	—	—	(876)	1,006	130	—	117,199

Income (loss) from operations	33,059	—	(975)	(3,584)	(657)	(5,216)	—	27,843

Interest income	631	—	—	—	—	—	—	631
Interest expense and bank fees	(1,593)	—	—	—	—	—	—	(1,593)
Foreign exchange gain (loss), net	(1,333)	—	—	5	(978)	(973)	—	(2,306)
Other expense, net	(41)	—	—	—	—	—	—	(41)

Interest and other income (expense), net	(2,336)	—	—	5	(978)	(973)	—	(3,309)

Income (loss) before income taxes	30,723	—	(975)	(3,579)	(1,635)	(6,189)	—	24,534

Income tax provision (benefit)	7,193	—	—	—	—	—	(1,743)	5,450

Net income (loss)	$23,530	$—	$(975)	$(3,579)	$(1,635)	$(6,189)	$1,743	$19,084

Weighted-average shares outstanding:
Basic	24,375							24,375
Diluted	26,407							26,407

Earnings per common share:
Basic	$0.97							$0.78
Diluted	$0.89							$0.72

IMPACT OF RESTATEMENT ADJUSTMENTS ON FISCAL 2004 RESULTS OF OPERATIONS

The following table presents the impact of the restatement adjustments on our Consolidated Statement of Operations for the fiscal year ended December 31, 2004. See Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements for further discussion of the restatement adjustments (in thousands, except per-share data):

	Year Ended December 31, 2004
	As Reported	Adjustments					Provision for Income Tax	As Restated
		DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments
Revenues:
Product sales	$147,830	$—	$—	$(1,867)	$—	$(1,867)	$—	$145,963
Royalties, fees and other	6,318	—	—	(305)	—	(305)	—	6,013

Total revenues	154,148	—	—	(2,172)	—	(2,172)	—	151,976

Cost of product sales	51,100	—	—	(285)	896	611	—	51,711

Gross profit (loss)	103,048	—	—	(1,887)	(896)	(2,783)	—	100,265

Operating expenses:
Research and development	13,346	—	—	—	(1)	(1)	—	13,345
Sales and marketing	58,087	—	—	(755)	(236)	(991)	—	57,096
General and administrative	16,310	—	—	—	184	184	—	16,494
Amortization of intangible assets	2,658	—	—	—	317	317	—	2,975
Acquired in-process research and development costs	36,400	—	—	—	—	—	—	36,400

Total operating expenses	126,801	—	—	(755)	264	(491)	—	126,310

Loss from operations	(23,753)	—	—	(1,132)	(1,160)	(2,292)	—	(26,045)

Interest income	379	—	—	—	—	—	—	379
Interest expense and bank fees	(930)	—	—	—	—	—	—	(930)
Foreign exchange gain, net	1,417	—	—	—	—	—	—	1,417
Other expense, net	(42)	—	—	—	—	—	—	(42)

Interest and other income, net	824	—	—	—	—	—	—	824

Loss before income taxes	(22,929)	—	—	(1,132)	(1,160)	(2,292)	—	(25,221)
Income tax provision (benefit)	3,260	—	—	—	—	—	(626)	2,634

Net income (loss)	$(26,189)	$—	$—	$(1,132)	$(1,160)	$(2,292)	$626	$(27,855)

Weighted-average shares outstanding:
Basic	21,594							21,594
Diluted	21,594							21,594

Earnings (loss) per common share:
Basic	$(1.21)							$(1.29)
Diluted	$(1.21)							$(1.29)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Readers should also review carefully “Part I—Item 1A—Risk Factors” and Exhibit 99.1—“Forward-Looking Statements,” which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Unless otherwise noted, all financial information provided in this report gives effect to our restatement.

Audit Committee Review

Beginning in December 2007, allegations of potential wrongdoing were made against us by various sources through various press reports, which focused on our relationship with DiscoCare. These reports raised concerns relating to accounting, disclosure and insurance billing practices. In response, the Company’s management performed an assessment of the allegations, including obtaining information from certain senior sales managers. No centralized document or email collection was done by the Company at that time. Based on that assessment, we determined that the allegations substantially lacked merit. In January 2008, we were contacted by the Listings Investigation Department of the Nasdaq Stock Market about the statements in these press reports. We met with and provided information to the Listings Investigation Staff in March 2008. The information provided to the Listing Investigation Staff was based primarily on our prior review of these issues. On March 25, 2008, we announced that the inquiry by Nasdaq had been closed.

On May 30, 2008, the General Counsel’s Office of PwC, our independent registered public accounting firm, received the first in a series of faxes from an anonymous source self-identified as a short-seller with a short position in our stock. The allegations contained in the faxes focused on our relationship with DiscoCare and other distributors, and specifically on our accounting for and disclosure regarding transactions involving DiscoCare and other distributors as well as alleged insurance practices and related healthcare regulatory compliance issues. The substance of these allegations was similar to the press reports that began in December 2007 and overlapped with certain of the points of inquiry by Nasdaq.

In response to the faxes and following discussions with PwC, we, with assistance from Latham & Watkins LLP (“Latham”) and forensic accountants, FTI Consulting Inc. (“FTI”) began a re-assessment of the accounting for our relationship with DiscoCare as well as other customers.

Following this re-assessment of the accounting for sales to DiscoCare and other distributors, we announced on July 21, 2008 that there were material errors associated with our historical financial statements for the years ended December 31, 2006 and 2007, the quarters ended September 30, 2006, December 31, 2006, each of the quarters of 2007 and the quarter ended March 31, 2008 and that the financial statements for these periods would be restated. In connection with the July 2008 decision to restate our financial statements for those periods, the Audit Committee initiated the Review. The Audit Committee retained Latham to assist it in conducting the Review, and Latham retained FTI to provide expert forensic accounting services in connection with the Review. On July 24, 2008, we were contacted by the Division of Enforcement of the SEC and informed that the SEC Staff had opened an informal inquiry concerning the restatement. The SEC issued a formal order of investigation on January 29, 2009.

The Review was completed in August 2009 and focused on two areas: accounting issues and internal controls; and insurance billing and healthcare compliance issues. For both areas of the Review, the broad purpose was to identify facts and information relevant to these issues that could be provided to the Audit Committee and management to be used in connection with the restatement and other remedial efforts we have undertaken. The Review identified facts indicating the existence of accounting errors and possible irregularities. Substantially all of the facts relate to the manner in which we recognized revenue on sales to certain of our distributors, sales agents and customers during the period from 2005 through 2008.

The Review identified facts indicating that our sales management and certain other senior managers maintained a significant focus on achieving particular revenue growth objectives over time. To that end, a substantial number of the transactions that were identified by the Review and corrected as a result of the restatement were quarter-end transactions and were frequently structured by our sales management to result in revenue being recognized in a particular quarter in order to meet revenue forecasts. The Review identified facts that indicate the practices that were employed to that end included, but were not limited to: deviating from existing revenue recognition policies developed for sales to a particular distributor; requesting or allowing returns and exchanges contrary to our policy; encouraging distributors to place orders while knowing of the distributor’s heightened inventory level; shipping nonconforming goods; splitting a single purchase order into multiple smaller purchase orders for the specific purpose of recognizing revenue in multiple periods; selling to customers without sufficient evidence that collectibility of the related receivable was reasonably assured; and shipping product in advance of due dates identified in the purchase orders. A former executive officer of ours had responsibility for sales and revenue in each of our business units and was involved in a majority of the transactions that were identified by the Review.

In a majority of the transactions reviewed, sales personnel involved in the transactions at issue, including a former executive officer, did not communicate information and practices bearing on revenue recognition and related matters to our finance personnel, and as a consequence, it appears that the information was not conveyed to our independent registered public accounting firm. This failure to communicate information of this nature affected accounting determinations, including assessment of revenue recognition, income statement classification for payments to certain distributors and acquisition accounting. In at least one instance, affirmative misrepresentations bearing upon revenue recognition appear to have been made by a former executive officer to our Vice President of Finance.

Although a substantial number of the transactions that were identified by the Review appear to have been structured to achieve revenue forecasts, the Review identified at least one instance in which we, with the involvement of former members of our senior management, appear to have reversed an accrual and delayed the recording of certain expenses with the specific purpose of achieving a particular earnings per share, or EPS target.

The conduct identified by the Review occurred in most instances prior to the point in the control structure where internal procedures are typically effective.

The Review also involved collecting and identifying facts relating to particular insurance reimbursement issues in the Company’s DiscoCare and DRS subsidiaries, and certain healthcare compliance issues in the Company’s Spine, Sports Medicine and ENT business units. The Review determined billing and coding inaccuracies in bills to certain insurers submitted by the Company’s DRS and DiscoCare subsidiaries; and identified certain conduct in the Company’s business units including, in some instances, advising regarding the use of certain terms/phrases and Current Procedural Terminology (CPT) codes to identify its technology that were either not approved by the American Medical Association or may have not accurately described the procedure that was performed. In addition, the Review determined that, in certain instances, the Company’s business units provided free goods, services, or inappropriate discounts to customers in connection with their use of the Company’s products.

These facts have been considered as part of the Company’s financial restatement and could implicate a variety of state and federal laws, including state insurance fraud provisions, common law fraud theories and both state and federal fraud-and-abuse, anti-kickback, and false claims statues.

Restatement

In connection with the Review, management was provided the specific facts identified in the Review and conducted additional evaluations of the accounting for the transactions and internal control issues identified in the Review. In addition, concurrent with the Review, management conducted additional evaluations of the accounting for transactions and internal control issues identified as a result of separate procedures performed in connection with the restatement. From this review and analysis, management identified adjustments required to correct errors and restate our previously reported consolidated financial statements. For additional information regarding our restatements, please see Note 2, “Restatement of Previously Issued Consolidated Financial Statement” in the notes to the consolidated financial statements.

The restatement process has included a thorough and comprehensive review of our accounting policies and practices to evaluate compliance with GAAP; implementing revised accounting policies; and enhancing or developing new systems to track, value and account for our transactions. In connection with the Review and restatement, we identified errors in our accounting and material weaknesses in our internal control over financial reporting. For a description of material weaknesses identified by management as a result of the Audit Committee’s Review and the restatement process as well as management’s plan to remediate those material weaknesses, see “Part II—Item 9A—Controls and Procedures.”

Certain of the facts and circumstances that necessitated the Review and restatement have led to legal and administrative proceedings against us, which continue to adversely affect, and to contribute to uncertainty with respect to, our results of operations, financial position and cash flows. We continue to review, evaluate and assess information identified by the Review and gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of external legal counsel. Please see “Part I—Item 3—Legal Proceedings,” and Note 10, “Litigation and Contingencies” in the notes to the consolidated financial statements.

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation® technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business is divided into three business units: Sports Medicine, Ear Nose and Throat (ENT), and Spine. Each of the Sports Medicine, ENT and Spine business units market and sell their products in two principal geographic markets: Americas (North and South America) and International (all other geographies).

During the year ended December 31, 2008, and continuing through the date of this report, our results of operations, financial position and cash flows were adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and our failure to maintain compliance with covenants in our revolving Credit Agreement.

In light of the Review, we made significant changes in the composition of our senior management team. Effective December 18, 2008, we accepted the resignations of our then Chief Financial Officer, our then Senior Vice President of Strategic Business Units and our then Senior Vice President of the Spine Business Unit. On February 18, 2009, we accepted the resignation of our then President and Chief Executive Officer, as well as others, and, on the same day, our board of directors appointed David Fitzgerald as our Acting President and Chief Executive Officer. Effective April 2, 2009, our board of directors appointed Todd Newton as our Senior Vice President and Chief Financial Officer. Effective December 19, 2008, we enhanced our legal department and function by establishing the position of Senior Vice President and General Counsel and promoting the then Vice President of Legal Affairs to this position and hired additional legal staff to work at the direction of the General Counsel. Effective October 21, 2009, David Fitzgerald was named President and Chief Executive Officer.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales Growth

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our direct sales professionals, independent sales agents and independent distributors. Product sales growth in 2008, 2007, and 2006 was 11.7 percent, 14.9 percent and 17.5 percent, respectively. We also generate revenue from royalties and fees from licensing of our products and technology to other companies and earn other revenues from shipping and handling costs billed to customers.

Our investment in our sales and distribution organization has had a positive effect on product sales, as has the execution of our strategic plan to build market share through the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. We anticipate that the sale of disposable devices and implants will remain the key components of our product sales for the foreseeable future.

During late 2007, our Sports Medicine business unit introduced the Quantum controller and associated Coblation products, which contributed to higher 2008 revenues as did our investment to expand our International distribution channel. Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. It is important that we maintain and grow our market leadership position in shoulder procedures which today represent about half of our sports medicine product sales. We estimate that approximately 40 percent of our product sales are being generated by the sale of disposables for use in knee procedures. The arthroscopic knee market is an important growth opportunity for us, and we are devoting resources to develop products for this market. We also plan to expand physicians’ education with respect to our Coblation technology. We believe that we have sold product to approximately one-third of the facilities that perform arthroscopic procedures in the U.S. We expect our products will maintain their market share within the overall arthroscopic market in 2009.

During 2008, our ENT business unit benefited from increased International sales and a higher average unit sales price in the Americas. Tonsillectomy and Adenoidectomy procedures comprise over 50 percent of the ENT market and our investment in a direct sales force in the U.S. has contributed significantly to our strong current market position within this important market. The other 50 percent of the ENT market consists of Sinus, Turbinates, and other procedures. We plan to continue to grow our ENT business unit. We plan to introduce or acquire new products that differentiate and complement our current ENT offerings, expand our presence in other ENT procedural areas and leverage our pre-existing investment in our direct sales force. However, our ENT business unit growth may be negatively impacted by a potential slowdown in consumer, medical professional and hospital spending as a result of the recent economic downturn.

Subsequent to 2008, we ceased our reimbursement assistance service activities which had been a material distribution focus in the Americas for our Spine products. We are currently reassessing the strategy of our Spine business unit.

Gross Product Margin

Gross product margin as a percentage of product sales in 2008, 2007, and 2006 was 68.3 percent, 67.9 percent and 69.7 percent, respectively. Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), excess or obsolete inventory cost adjustments, and certain stock-based compensation costs associated with manufacturing and operations functions. Cost of product sales also includes amortization of controller units that we own and are placed at customer locations to enable the use of our disposable surgical products. Substantially all of our manufactured products are produced at our Costa Rica facility which has experienced stable operations during both 2008 and 2007. Raw materials used to produce our products are generally not subject to substantial price volatility. We expect gross product margin percentage to remain stable in 2009 as long as the average sales price of our products remains stable.

Operating Margin

Operating margin is our income (loss) from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with our research and development, sales and marketing, general and administrative and amortization of intangible assets. Additionally, during 2008 and continuing through the date of this report, our operating expenses have been significantly impacted by the substantial expense incurred in connection with the Review and the restatement of our financial statements and goodwill impairment. Operating margin in 2008, 2007, and 2006 was negative 12.0 percent, negative 1.7 percent and positive 13.8 percent, respectively.

We expect to continue to spend approximately 10 to 11 percent of our total revenues in 2009 in research, engineering, new product development, regulatory affairs, and clinical studies. We anticipate that, generally, sales and marketing spending will continue to increase as a result of the expansion of our direct distribution capabilities. From time-to-time, sales and marketing spending may increase as a result of initiatives undertaken or as opportunities are presented to invest in a greater direct sales force; however, over the long-term, we expect sales and marketing expense as a percentage of total revenue to remain approximately the same as our current experience.

Net Earnings

Net earnings represent the net income or loss in the period. Net earnings will be affected by the same trends that impact our revenues, gross margin and operating margin. In addition, earnings will also be affected by other income and expenses, such as interest expense, and by income tax expense.

We expect interest expense to be lower beginning in the latter part of 2009 as a result of repaying and terminating our Credit Agreement on September 1, 2009. We expect that we will report foreign currency gains or losses each period due to the changes in the value of the Euro, British pound, and Australian dollar versus the U.S. dollar.

When we are profitable, our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica where we have a tax holiday. In years of loss, our effective tax rate may exceed the U.S. statutory rate dependent on the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets.

Results of Operations

Overview of our Results of Operations

Total revenue for the year ended December 31, 2008 was $314.2 million, an increase of 12.3 percent compared to the year ended December 31, 2007. For the year ended December 31, 2008, we had a loss from operations of $37.6 million compared to a loss from operations in 2007 of $4.7 million. Our increase in total revenue in 2008 was more than offset by increased costs, particularly resulting from an $18.9 million impairment charge for goodwill related to our Spine business unit, $17.0 million in expenses directly associated with investigation and restatement related costs, and $15.1 million accrued for the Gyrus arbitration proceeding. Our net loss in 2008 was $34.7 million compared to a net income of $0.5 million in 2007. The net loss in 2008 was due to the same factors that caused our loss from operations to increase.

Total revenue for the year ended December 31, 2007 was $279.7 million, an increase of 14.8 percent compared to the year ended December 31, 2006. In 2007, our loss from operations was $4.7 million compared to income from operations in 2006 of $33.7 million. Our increase in total revenue in 2007 was more than offset by increased costs, particularly related to increased sales and marketing headcount, a $25.0 million charge for the settlement of our preexisting contractual relationship with DiscoCare and an increase in fees paid to DiscoCare under our contractual relationship prior to our acquisition of DiscoCare in December 2007. For 2007, we had net income of $0.5 million compared to net income in 2006 of $27.7 million. The change in net results in 2007 was due to the same factors that affected our operating loss.

The following table presents the summary of comparative financial data from 2008 to 2006. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes that appear elsewhere in this annual report (in thousands, except percentages and per-share data):

	Year Ended December 31,
	2008		2007		2006
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
			(As Restated)		(As Restated)
Revenues:
Product sales	$299,896	95.5%	$268,495	96.0%	$233,585	95.8%
Royalties, fees and other	14,285	4.5%	11,221	4.0%	10,126	4.2%

Total revenues	314,181	100.0%	279,716	100.0%	243,711	100.0%

Cost of product sales	94,960	30.2%	86,381	30.9%	70,749	29.0%

Gross profit	219,221	69.8%	193,335	69.1%	172,962	71.0%

Operating expenses:
Research and development	33,041	10.5%	28,118	10.1%	23,311	9.6%
Sales and marketing	128,872	41.0%	104,584	37.4%	85,234	35.0%
General and administrative	50,439	16.1%	24,117	8.6%	21,924	9.0%
Amortization of intangible assets	6,487	2.1%	7,120	2.5%	7,217	2.9%
Impairment of goodwill	18,945	6.0%	—	0.0%	—	0.0%
Reimbursement services	1,966	0.6%	34,083	12.2%	1,594	0.6%
Investigation and restatement-related costs	17,021	5.4%	—	0.0%	—	0.0%

Total operating expenses	256,771	81.7%	198,022	70.8%	139,280	57.1%

Income (loss) from operations	(37,550)		(4,687)		33,682

Interest and other income (expense), net	(4,960)		2,206		1,297

Income (loss) before income taxes	(42,510)		(2,481)		34,979

Income tax provision (benefit)	(7,763)		(2,972)		7,306

Net income (loss)	$(34,747)		$491		$27,673

Weighted-average shares outstanding:
Basic	26,610		27,452		26,207
Diluted	26,610		28,870		27,900

Earnings (loss) per common share:
Basic	$(1.31)		$0.02		$1.06

Diluted	$(1.31)		$0.02		$0.99

Results of Operations

2008 Comparison with 2007

Product Sales

Product sales consist principally of sales of disposable surgical devices and implants. Product sales by each of our business units and geographic markets for the years ended December 31, 2008 and 2007 are as follows (in thousands, except percentages):

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
					(As Restated)

Sports Medicine	$139,299	$56,677	$195,976	65.4%	$129,761	$45,898	$175,659	65.4%
ENT	68,412	12,072	80,484	26.8%	61,839	9,101	70,940	26.4%
Spine	13,170	10,266	23,436	7.8%	11,973	9,923	21,896	8.2%

Total Product Sales	$220,881	$79,015	$299,896	100.0%	$203,573	$64,922	$268,495	100.0%

% Net Product Sales	73.7%	26.3%	100.0%		75.8%	24.2%	100.0%

Our Sports Medicine product sales increased by 11.6 percent, our ENT product sales increased by 13.5 percent and our Spine product sales increased by 7.0 percent for the year ended December 31, 2008 compared to 2007.

In Sports Medicine, we introduced the Quantum controller and associated Coblation products at the end of 2007 which contributed to higher revenues in the first half of 2008 and our investment in our International distribution channel and the expansion of our Americas distribution channel in Canada also positively contributed to increased product sales. In the second half of 2008, Sports Medicine product sales growth was reduced due to delays in shipments stemming from product performance issues with some of our Opus products and delayed launch of other new products.

ENT product sales increased in both of our geographic markets as Coblation continued to gain wider acceptance as a standard of care for tonsillectomy and adenoidectomy procedures combined with a higher average unit sales price in 2008.

Subsequent to 2008, we ceased our reimbursement assistance service activities which had been a material distribution focus in the Americas for our Spine products. We are currently reassessing the strategy of our Spine business.

Investments in our International distribution network have had a positive effect on product sales for all of our business units and product sales from International markets increased by 21.7 percent. In 2008, we began selling direct in Denmark. Of the increase in product sales, approximately $0.2 million was due to the translation effect of changes in foreign currency rates on reported international sales.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology, plus shipping and handling costs billed to customers. Royalties, fees, and other revenues increased to $14.3 million in 2008 from $11.2 million in 2007, as a result of increased sales by third-parties of products that use our radio frequency, or RF, technology pursuant to a license, and also include a $1.9 million royalty settlement we received in the second quarter of 2008.

Cost of Product Sales

The following table presents information regarding cost of product sales for the years ended December 31, 2008 and 2007 (in thousands, except percentages):

	Year Ended December 31,
	2008		2007
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
			(As Restated)

Product cost	$78,498	26.2%	$71,547	26.6%
Controller amortization	8,856	3.0%	8,836	3.3%
Other	7,606	2.5%	5,998	2.2%

Total Cost of Product Sales	$94,960	31.7%	$86,381	32.1%

Product margin as a percentage of net product sales increased to 68.3 percent in 2008 from 67.9 percent in 2007. The increase in 2008 product margin from 2007 resulted from favorable product mix and lower warranty expense.

Operating Expenses

The following table presents information regarding our operating expenses for the years ended December 31, 2008 and 2007 (in thousands, except percentages):

	Year Ended December 31,
	2008		2007
	Dollars	% Total Revenue	Dollars	% Total Revenue
			(As Restated)
Research and development	$33,041	10.5%	$28,118	10.1%
Sales and marketing	128,872	41.0%	104,584	37.4%
General and administrative	50,439	16.1%	24,117	8.6%
Amortization of intangible assets	6,487	2.1%	7,120	2.5%
Impairment of goodwill	18,945	6.0%	—	0.0%
Reimbursement services	1,966	0.6%	34,083	12.2%
Investigation and restatement-related costs	17,021	5.4%	—	0.0%

Total operating expenses	$256,771	81.7%	$198,022	70.8%

Research and development expense increased $4.9 million to 10.5 percent of total revenues from 10.1 percent of total revenues in 2007. The increase in research and development expenses in 2008 compared to 2007 is primarily attributable to clinical testing and new product development costs related to our Coblation-based products, Parallax and Opus product lines.

Sales and marketing expense increased $24.3 million, to 41.0 percent of total revenues in 2008 compared to 37.4 percent of total revenues in 2007. The increase in 2008 related primarily to additional commissions and fees on increased product sales, and costs related to expanding our direct sales force and increasing marketing personnel.

General and administrative expense increased $26.3 million to 16.1 percent of total revenues from 8.6 percent of total revenues in 2007. In 2008, we have accrued $15.1 million for the arbitration panel’s award decision announced in June 2009 in an arbitration preceding brought against us by Gyrus Medical Ltd. and Gyrus Group PLC in May 2008. The remaining increase is primarily due to an increase in legal costs associated with our strategic options process during 2008, our direct fees related to our defense in the Gyrus arbitration, and support costs for our March 2008 Nasdaq hearing.

Impairment of goodwill. In December of 2008 the Company experienced a significant change in our business climate including, the departure of three executive officers, a Department of Justice investigation, and a significant decrease in our market capitalization, which triggered an impairment analysis. As a result of our analysis of our goodwill balance, we determined the entire $18.9 million of goodwill allocated to our Spine reporting unit was impaired and was charged to operating expense. We analyzed multiple scenarios to determine which scenario provided the maximum fair value of the Spine reporting unit, however, none of the scenarios resulted in a fair value where the entire balance of goodwill was not fully impaired. The fair values of our Sports Medicine and ENT reporting units, with goodwill balances of $103.6 million and $14.5 million, respectively, were determined to be in excess of the carrying values of the reporting units and therefore no impairment charges were recognized related to these reporting units. The discounted cash flow analyses utilized discount rates of 17 percent, 20 percent and 21 percent for Sports Medicine, ENT and Spine, respectively. The discount rates consider Company-specific risk premiums for the Spine and ENT reporting units which we determined based on ENT’s concentration in tonsil and adenoid removal procedures and Spine’s risk of losing customers to competitors based on the results of the Review. The average growth rates utilized in our discounted cash flow models for the Sports Medicine and ENT reporting units were approximately 90 percent of the average growth rate for 2007 and 2008, as restated. We believe these growth rates are reasonable estimates of future performance as we refocus our business practices based on the results of the Audit Committee’s Review. We noted that a 40 percent reduction in the growth rates for the Sports Medicine and ENT reporting units would not result in an impairment charge. In order to reconcile the fair value of our reporting units in total to our market capitalization, we adjusted for a subjectively estimated control premium of 15 percent in addition to a 40 percent reduction in fair value due to our inability in December 2008 to provide investors with neither historical financial statements nor forecast guidance in a timely manner.

Prior to performing the goodwill analysis, we tested our $5.2 million of intangible assets associated with our Spine business unit for impairment. We determined that the future net cash flows associated with each asset were in excess of the carrying value of each asset and therefore, no impairment charge was recorded. We performed sensitivity analyses on the assumptions we used in the analyses and determined that even with the combined effect of 15 percent declines in each of revenue and gross margin percentages in addition to 15 percent increases in direct costs, no impairment charge would be triggered.

Reimbursement services. In the fourth quarter of 2007, we purchased DiscoCare and determined that the purchase transaction was a multiple element contract which included both the purchase of 100 percent of the common stock of DiscoCare and the settlement of a preexisting contractual agreement between DiscoCare and ourselves. As part of the DiscoCare transaction, we recorded a $25.0 million charge for the termination of the preexisting contractual agreement. Reimbursement services also includes the costs incurred, primarily fees paid under the pre-acquisition contractual relationship to DiscoCare, as well as the costs of our DRS subsidiary, incurred in connection with reimbursement assistance services.

Investigation and restatement expenses were incurred in 2008 as a result of the Review. These expenses include legal fees, forensic accounting fees and incremental audit fees.

Interest and Other Income (Expense), Net

The following table presents information regarding our interest and other income (expense) for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007
		(As Restated)

Interest income	$683	$2,101
Interest expense and bank fees	(3,793)	(977)
Foreign exchange gain (loss), net	(1,731)	1,262
Other expense, net	(119)	(180)

Interest and other income (expense), net	$(4,960)	$2,206

The $7.2 million increase in net interest and other expense in 2008 is primarily attributable to a full year of interest expense on outstanding borrowings against our credit facility and a decrease in market interest rates during 2008 on overnight deposits. The change in foreign exchange gain (loss) during the periods primarily relates to the remeasurement impact of changing exchange rates during the period on assets and liabilities of our foreign subsidiaries. At the end of 2008, the US dollar strengthened against the material foreign currencies in which we operate. Our foreign subsidiaries have local currency exposure to US dollar payables which resulted in a foreign exchange loss. In 2007, the US dollar weakened against the material foreign currencies in which we operate.

Income Tax Provision (Benefit)

Our effective tax rate in 2008 and 2007 was 18.3 percent and 119.8 percent, respectively. In 2008, our effective tax rate differed from our U.S. federal and state statutory tax rate of 38 percent as a result of the split of earnings generated or apportioned to foreign tax jurisdictions where statutory tax rates are lower than in the U.S. including Costa Rica, where we currently have a tax holiday. In addition, in 2008, we recognized $18.9 million for the impairment of goodwill which is a nondeductible expense. In 2007, our effective tax rates differed from our U.S. federal and state statutory tax rate of 39 percent as a result of the split of earnings or apportionment of costs between the U.S. and foreign tax jurisdictions.

2007 Comparison with 2006

Product Sales

Product sales by business unit and geographic market for the years ended December 31, 2007 and 2006 are as follows (in thousands, except percentages):

	Year Ended December 31, 2007				Year Ended December 31, 2006
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
	(As Restated)				(As Restated)

Sports Medicine	$129,761	$45,898	$175,659	65.4%	$120,525	$32,972	$153,497	65.7%
ENT	61,839	9,101	70,940	26.4%	52,180	7,210	59,390	25.4%
Spine	11,973	9,923	21,896	8.2%	12,200	8,498	20,698	8.9%

Total Product Sales	$203,573	$64,922	$268,495	100.0%	$184,905	$48,680	$233,585	100.0%

% Net Product Sales	75.8%	24.2%	100.0%		79.2%	20.8%	100.0%

Our Sports Medicine product sales increased by 14.4 percent, our ENT product sales increased by 19.4 percent, and our Spine product sales increased 5.8 percent for the year ended 2007 compared to 2006. Sports Medicine realized product sales growth across all its product lines and geographic channels with Opus product line sales increasing from the introduction of new products. ENT product sales growth was the result of Coblation sales volume and unit price increases. Spine product sales were essentially flat as a result of unfavorable reimbursement for Spine Coblation products in the Americas.

Investments in our International distribution network resulted in product sales growth of 33.4 percent. Of the increase in product sales, approximately $3.4 million was due to the translation effect of changes in foreign currency rates on reported sales.

Royalties, Fees and Other Revenues

Royalties, fees and other revenues consist mainly of revenue from the licensing of our products and technology, plus shipping and handling costs billed to customers. Royalties, fees, and other revenues increased to $11.2 million in 2007 from $10.1 million in 2006 primarily as a result of increased sales by third-parties of products where we have licensed the use of our RF technology.

Cost of Product Sales

The following table presents information regarding cost of product sales for the years ended December 31, 2007 and 2006 (in thousands, except percentages):

	Year Ended December 31,
	2007		2006
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
	(As Restated)		(As Restated)

Product cost	$71,547	26.6%	$59,544	25.5%
Controller amortization	8,836	3.3%	7,510	3.2%
Other	5,998	2.2%	3,695	1.6%

Total Cost of Product Sales	$86,381	32.1%	$70,749	30.3%

Product margin as a percentage of net product sales decreased to 67.8 percent in 2007 from 67.9 percent in 2006 as a result of higher provisions in 2007 for excess and obsolete inventories.

Operating Expenses

The following table presents information regarding our operating expenses for the years ended December 31, 2007 and 2006 (in thousands, except percentages):

	Year Ended December 31,
	2007		2006
	Dollars	% Total Revenue	Dollars	% Total Revenue
	(As Restated)		(As Restated)

Research and development	$28,118	10.1%	$23,311	9.6%
Sales and marketing	104,584	37.4%	85,234	35.0%
General and administrative	24,117	8.6%	21,924	9.0%
Amortization of intangible assets	7,120	2.5%	7,217	2.9%
Reimbursement services	34,083	12.2%	1,594	0.6%

Total operating expenses	$198,022	70.8%	$139,280	57.1%

Research and development expense increased $4.8 million to 10.1 percent of total revenues from 9.6 percent of total revenues in 2006. The increase in research and development expenses in 2007 compared to 2006 is primarily attributable to increased research and development headcount to support new product development initiatives.

Sales and marketing expense increased by $19.4 million to 37.4 percent of total revenues from 35.0 percent of total revenues in 2006. The increase related primarily to additional commissions and fees due to increased product sales, additional salaries and employee-related expenses, and additional marketing costs related to trade shows, samples and demonstrations to promote new and existing products.

General and administrative expense increased by $2.2 million and was 8.6 percent of total revenues in 2007, a decrease from 9.0 percent of total revenues in 2006. The dollar increase is primarily due to increased headcount in corporate functions.

Reimbursement services. In the fourth quarter of 2007, we purchased DiscoCare and determined that the purchase transaction was a multiple element contract which included both the purchase of 100 percent of the common stock of DiscoCare and the settlement of a preexisting contractual agreement between DiscoCare and ourselves. As part of the DiscoCare transaction, we recorded a $25.0 million charge for the termination of the preexisting contractual agreement. Reimbursement services also includes the costs incurred, primarily fees paid under the pre-acquisition contractual relationship to DiscoCare, as well as the costs of our DRS subsidiary incurred in connection with reimbursement assistance services.

Interest and Other Income (Expense), Net

The following table presents information regarding our interest and other income for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007	2006
	(As Restated)	(As Restated)
Interest income	$2,101	$1,376
Interest expense and bank fees	(977)	(2,423)
Foreign exchange gain, net	1,262	2,650
Other expense, net	(180)	(306)

Interest and other income, net	$2,206	$1,297

The $1.4 million decrease in interest expense and bank fees and the $0.7 million increase in interest income in 2007 are primarily attributable to the funding of our operations through operating cash flows for the majority of 2007 as opposed to borrowings against our credit facility as in 2006.

Income Tax Provision (Benefit)

Our effective tax rate in 2007 and 2006 was 119.8 percent and 20.9 percent, respectively. In 2007 and 2006, our effective tax rate differed from our U.S. federal and state statutory tax rate of 39 percent as a result of the split of earnings generated or apportioned between the U.S. and foreign tax jurisdictions.

For more information about our quarterly results in 2007 and 2008, please see Exhibit 99.2—“Review of Quarters in 2007 and 2008,” and Note 19, “Quarterly Financial Information,” each of which is incorporated by reference herein.

Liquidity and Capital Resources

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

Borrowings under the Credit Agreement bear interest at a rate equal to the lender’s prime rate (3.25 percent at December 31, 2008) plus a percentage ranging from 0.75 percent to 2.0 percent or, at the Company’s option, at LIBOR plus a percentage ranging from 2.0 percent to 3.25 percent, based on our operating leverage ratio. Borrowings are secured by essentially all assets of the U.S. companies. At December 31, 2008, the Company had $55.0 million in outstanding balances under the Credit Facility and a weighted average interest rate applicable to the borrowings under the Credit Agreement of 4.83 percent. The Company used €750,000 of availability under the Credit Agreement for the issuance of letters of credit in the ordinary course of business.

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

On January 14, 2009, the Company received a letter from the Nasdaq Listing Qualifications Panel (the “Panel”) stating that the Panel had determined to delist and suspend trading of our common stock on Nasdaq effective at the open of trading on January 16, 2009. The Panel’s delisting notice constituted an event of default under the Credit Agreement. On January 16, 2009 the Company received a waiver from the Lenders and the Administrative Agent relating to the event of default resulting from the delisting of our stock. Under the terms of the waiver, the Company repaid $10 million of the principal amount (plus accrued and unpaid interest) outstanding under the Credit Agreement. The other terms of the waiver are substantially identical to the Second Amendment and Consent of November 26, 2008.

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

The letter also notified the Company that the Lenders were no longer required to honor and did not intend to honor further extensions of credit under the Credit Agreement. Additionally, the Administrative Agent and Lenders stated that while they were not presently exercising any of their rights, powers, or remedies available to them with respect to the alleged Events of Default (which include the right to accelerate the maturity of the remaining $45 million of indebtedness outstanding under the Credit Agreement), all such rights, powers and remedies were expressly reserved.

On April 1, 2009, the Company received a letter from the Administrative Agent notifying us that as a result of the existence of certain Events of Default under the Credit Agreement, the Administrative Agent, at the request of the Lenders, terminated the commitments of the Lenders to make additional loans and the Administrative Agent to make credit extensions including letters of credit under the Credit Agreement, effective as of close of business on March 31, 2009.

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

On September 1, 2009, the Company sold 75,000 shares of Series A Preferred Stock to OEP AC Holdings LLC, an affiliate of One Equity Partners, for gross proceeds of $75.0 million. The Company used approximately $39 million of the proceeds to repay all outstanding indebtedness under the Credit Agreement and to cash collateralize a letter of credit. In connection with the repayment of all outstanding indebtedness under the Credit Agreement, all rights and obligations under the Credit Agreement have been terminated and all security interests and other encumbrances have been released, other than the Company’s obligations with respect to a letter of credit issued in favor of an affiliate of one of the Lenders in the amount of €750,000, which is cash collateralized in the approximate amount of $1.4 million.

After the repayment of the Credit Agreement and the payment of fees and expenses related thereto and to the issuance of the Preferred Stock to OEP, the Company had approximately $35 million of net proceeds, which the Company intends to use together with cash from operations to fund its general business requirements.

During the year ended December 31, 2008 and continuing through the date of this report, our liquidity and cash flow has been materially and adversely affected by the significant cash required to pay the costs associated with the Review and the resulting events of default that have followed which restrict our normal access to credit markets. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flow. See “Part I—Item 3—Legal Proceedings” and “Part I—Item 1A—Risk Factors.” We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

Cash Flows and Working Capital for the Year Ended December 31, 2008 compared to the year ended December 31, 2007

As of December 31, 2008, we had $41.2 million in working capital compared to $122.0 million at December 31, 2007. The change in working capital reflects our outstanding borrowings under our Credit Agreement being classified as a current liability as of December 31, 2008. As of December 31, 2008, our principal sources of liquidity consisted of $38.0 million in cash, cash equivalents, restricted cash equivalents and investments.

Cash provided by operating activities in 2008 was $31.2 million, compared to $31.8 million in 2007. Cash provided by operations in 2008 differed from our net loss for 2008 of $34.7 million primarily due to $23.0 million of depreciation and amortization expense and $10.7 million of stock-based compensation, $18.9 million for the impairment of goodwill related to our Spine business unit, and a net decrease in working capital due to higher accrued liabilities. Cash provided by operating activities in 2007 differed from our 2007 net income of $0.5 million due primarily to $21.3 million of depreciation and amortization expense and $11.1 million of stock-based compensation.

Cash used in investing activities was $24.7 million in 2008 consisting primarily of property and equipment additions. Cash used in investing activities was $28.6 million in 2007 consisting primarily of property and equipment additions and a $14.8 million payment to ATI shareholders in relation to our 2005 acquisition of ATI, partially offset by $3.7 million of net maturities of available-for-sale securities. In 2007, $8.1 million of our cash and investments became restricted under our Credit Agreement.

Cash used in financing activities was $10.1 million in 2008 compared to cash provided by financing activities of $19.5 million in 2007. In 2008, we repurchased $11.8 million of our common stock and pay down the principal outstanding under our Credit Agreement by $5.0 million. In 2007, we borrowed $60.0 million under our Credit Agreement to repurchase an approximate equivalent value of our common stock. We also received proceeds and benefits from the exercise of stock options by employees.

Cash Flows and Working Capital for the Year Ended December 31, 2007 compared to the year ended December 31, 2006

As of December 31, 2007, we had $122.0 million in working capital, compared to $97.4 million at December 31, 2006. As of December 31, 2007, our principal sources of liquidity consisted of $43.2 million in cash, cash equivalents, restricted cash equivalents and investments. The fair value of our restricted and non-restricted investments in marketable securities at December 31, 2007 was $3.8 million compared to $15.2 million at the end of 2006. During 2007, we received $12.8 million in proceeds from the maturity of these investments.

Cash provided by operating activities in 2007 was $31.8 million, compared to $44.3 million in 2006. The cash generated in 2007 differed from our 2007 net income of $0.5 million primarily due to $21.3 million of depreciation and amortization expense and $11.1 million of stock-based compensation. The cash generated in 2006 differed from net income of $27.7 million primarily due to $19.5 million of depreciation and amortization expense and $10.2 million of stock-based compensation, and related income tax benefits partially offset by increased working capital needs during 2006 resulting from business growth

Cash used in investing activities was $28.6 million in 2007 consisting primarily of property and equipment additions and a $14.8 million earnout payment to ATI shareholders in relation to our 2005 acquisition of ATI, partially offset by $3.7 million of maturities of available-for-sale securities. In 2007, $8.1 million of our cash and investments became restricted under our Credit Agreement. Cash used in investing activities was $87.5 million in 2006 and was primarily due to a $55.2 million earnout payment to former Opus shareholders in relation to our 2004 acquisition of Opus, $17.7 million for property and equipment additions, and a net purchase of $11.9 million of available-for-sale securities.

Cash provided by financing activities was $19.5 million in 2007 compared to $37.9 million in 2006. In 2007, we borrowed $60.0 million under our Credit Agreement to repurchase an approximate equivalent value of our common stock. We also received proceeds and benefits from the exercise of stock options by employees. In 2006, cash provided by financing activities related to proceeds and benefits from the exercise of stock options by employees.

Convertible Preferred Stock

Certain terms and conditions of the rights, preferences and privileges of our Series A Preferred Stock issued in September 2009 include:

•

Dividends. Cumulative dividends on the Series A Preferred Stock are payable-in-kind on a quarterly basis at the rate per annum of 3 percent of the liquidation preference of $1,000 per share (the “Liquidation Preference”) until October 1, 2014 (the “Dividend Duration Period”).

•	Subordination. The Series A Preferred Stock is subordinate and ranks junior in right of payment to all of our indebtedness.

•

Conversion. The holders may convert Series A Preferred Stock at any time, in whole or in part, into shares of our Common Stock, at a rate of 66.667 shares of Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary anti-dilution adjustments (the “Conversion Rate”), representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received by converting holders will be increased for a make-whole adjustment equal to (a) the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by (b) the Conversion Rate. We may, at any time after the first anniversary of the initial issuance of the Series A Preferred Stock, cause an automatic conversion of all outstanding shares of Series A Preferred Stock upon no less than 10 days prior notice if at the time of such notice and at the time of the related conversion (a) the closing sales price of the Common Stock equals or exceeds $35.00 per share (subject to adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for the prior 20 consecutive trading days and (b) we are current on our reporting requirements under the Securities Exchange Act of 1934, as amended, and we have an effective resale registration statement and related prospectus that permits the Common Stock issued upon such automatic conversion to be immediately resold thereunder and the current investigations of us by the U.S. Attorney’s offices in Florida and North Carolina have been terminated, settled or finally adjudicated. No conversion of Series A Preferred Stock will be permitted to the extent that any holder of Series A Preferred Stock would individually hold in excess of 19.99 percent of our voting power after the proposed conversion, or to the extent that the holders of Series A Preferred Stock would hold in excess of 17.80 percent of our voting power in the aggregate, in each case solely attributable to their holdings of Series A Preferred Stock and any Common Stock received upon conversion thereof (such limitations collectively, the “Conversion Cap”). Shares of Series A Preferred Stock not convertible as a result of the Conversion Cap shall remain outstanding and shall become convertible to the extent the Conversion Cap no longer applies.

•

Redemption Rights. At any time after September 1, 2014, or in connection with a change in control, holders may require us to redeem any or all outstanding shares of Series A Preferred Stock for an amount equal to the Liquidation Preference of such redeemed Series A Preferred Stock including any applicable make-whole adjustment.

•	Anti-Dilution Adjustments. The Conversion Rate is subject to customary anti-dilution adjustments, subject to standard exceptions (such as issuances made under our incentive plans).

•	Voting Rights. The voting rights for our Series A Preferred Stock are described in “Part III—Item 10—Directors, Executive Officers and Corporate Governance.”

For additional information relating to our Series A Preferred Stock, see Note 21, “Subsequent Events” in the notes to the consolidated financial statements.

Contractual Obligations and Commercial Commitments

The following table aggregates all material contractual obligations and commercial commitments that affected our financial condition and liquidity as of December 31, 2008 (in thousands):

	Payments Due by Period
	(in thousands)
	Total (1)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (2)	$55,000	$55,000	$—	$—	$—
Operating lease obligations	12,227	2,347	3,984	3,516	2,380
Educational grants (3)	200	50	100	50	—
Purchase commitments with suppliers (4)	6,593	2,648	2,745	1,200	—
Uncertain tax positions (5)	1,920	1,920	—	—	—

Total	$75,940	$61,965	$6,829	$4,766	$2,380

(1)	The Company entered into indemnification agreements with several former executives and employees. While the potential for future payments exists, the amounts are not estimable.
(2)	Represents borrowings under our Revolving Credit Agreement. During 2009, additional principal payments were made prior to the full repayment and termination of this agreement on September 1, 2009. See Note 11, “Debt” in the notes to the consolidated financial statements.
(3)	Represents contributions to foundations that promote and support education and research initiatives.
(4)	Represents agreements to purchase products that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased and the approximate timing of the payments.
(5)	As of December 31, 2008, we had gross reserves for uncertain tax positions totaling $8.5 million. Of this amount, approximately $1.9 million will be utilized in 2009. We are unable to reliably estimate the expected payment dates of the additional tax reserves.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., or GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 3, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Revenue Recognition

Our principal sources of revenue are from sales of our products through our direct sales professionals, independent sales agents and independent distributors. We recognize these revenues when there is persuasive evidence of an arrangement providing for the sale of a product, delivery of the product has occurred, the sale price of the product is fixed or determinable and collectibility is reasonably assured.

For product sales made by our direct sales professionals or independent agents, our criteria for revenue recognition is complete when our product is delivered to end customers, such as surgical centers and hospitals. These sales occur either through a purchase order submitted by the customer or through trunk sales. For purchase orders, we ship product to and invoice the end customer directly. For trunk sales, product is hand-delivered at the end customer’s premises from trunk stock maintained by the direct sales representative or independent agent and a bill-only order is received notifying us of the product’s delivery at which time we invoice the end customer.

Sales to distributors occur either as stocking and replenishment orders or as drop shipments to end customers. In the majority of cases involving sales to distributors, our requirements for revenue recognition are met when we deliver product to a particular distributor. In the case of certain distributors, we have agreed to pricing reductions based on the distributors’ ultimate reselling price and in these cases we recognize revenue on a “sell-through” basis only after the distributor has sold our products to an end user. In order to determine the amount of sell-through revenue that should be recognized during a given reporting period, we rely on reports from the distributors that provide us with information about sales to end customers during the reporting period as well as the amount and types of our products in the distributor’s inventory at the end of a reporting period. Our management is required to exercise a significant level of judgment to determine the accuracy and reliability of the reported information. We use a first-in-first-out accounting method to account for products sold by these distributors where we apply the sell-through method.

Our customers generally have the right to return or exchange products purchased from us for up to 60 days from the date of product shipment. At each period end, we determine the extent to which our revenues need to be reduced to account for returns and exchanges and we record a reserve against revenue recognized during that period for product returns and exchanges that our management estimates are likely to occur after the end of that period. We base these estimates on our historical experience with our customers and on direct customer feedback. We had an agreement with one customer that provided for an extended right of exchange. Our management has concluded that the duration of the exchange agreement with this customer is inconsistent with our revenue recognition criteria and as a result revenue related to product sales to this customer is being deferred until the related right of exchange period has expired.

Our revenue recognition is also impacted by management’s estimate of our customers’ ability to pay us pursuant to the terms of our customer agreements. If after we have recognized revenue, collectibility of an account receivable becomes doubtful, we will establish an allowance for doubtful accounts with respect to the previously recognized revenue that remains uncollected. Where our management forms a judgment that a particular customer has not established a sufficient credit history but decides to deliver products to the customer, we will defer recognizing revenues on product sales to that customer until collectibility is reasonably assured, which typically coincides with the collection of cash. Once the customer establishes a reliable payment history we generally return to normal revenue recognition based on our criteria. We regularly review the creditworthiness of our customers considering such factors as historical collection experience, a customer’s current credit standing, the age of accounts receivable balances, and general economic conditions that may affect a customer’s ability to pay (both individually and in the aggregate).

Prior to ceasing activities in our DiscoCare and DRS subsidiaries in early 2009, products were billed to and cash collected from third-party payors for which we have determined that there are uncertainties surrounding whether the exchange represented persuasive evidence of an arrangement providing for the sale of product or whether amounts billed, including those collected, would be subject to future disputes with the payor due to insurance reimbursement practices discussed above in the “Audit Committee Review” section of this Item 7. Accordingly, product sales revenues have been reversed until such uncertainties can be resolved, including revenue for product sales where the Company has collected cash. Cash received from third-party payors related to DiscoCare and DRS has been recorded on the consolidated balance sheet as an accrued liability pending the resolution of any possible dispute. With the cessation of the DiscoCare and DRS businesses, we are no longer engaged in product sales activities where we bill third-party payors.

Although the terms of our agreements with many of our customers provide that risk of loss passes to the customer upon shipment, we have historically accepted the risk of loss until product delivery. Accordingly, we only recognize revenues on a product sale if in management’s judgment it has been delivered during the relevant reporting period. The application of this policy requires our management to make estimates as to the timing of deliveries. We base these estimates on our historical experience with product shipments to particular markets that we serve. We regularly compare these estimates to actual results based on delivery confirmations to determine whether a change of estimate is required.

We generally recognize license fees and other revenue over the term of the associated agreement. Royalties represent the largest component of non-product sales revenue and are recognized as earned, generally based on the licensees’ revenue recognition practices and are classified as royalties, fees and other revenues in the accompanying statements of operations.

When we make payments to our customers, we recognize those payments as a reduction of revenue unless we can determine that we received products or services that have a fair value equal to the amount of the payment to the customer. In order to determine the fair value of the products or services received and whether alternative sources of supply exist, requires management to use judgment and make estimates to determine the amount that should be classified as a reduction of revenue and the amount to be classified as an expense.

Inventory Allowance

We value our inventory based on our cost. We adjust the value of our inventory to the extent our management determines that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or market value. In the event of a sudden significant decrease in demand for our products, or a higher incidence of inventory obsolescence, we could be required to increase our inventory reserve, which would increase our cost of product sales and decrease our gross profit.

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

Long-lived Assets

Our goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value. See “Results of Operations” in this “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the goodwill impairment analysis performed in 2008.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, identification and allocation of the assets and liabilities to each of our reporting units and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analyses, we make estimates and significant judgments about the future cash flows of that reporting unit. Our cash flow forecasts are based on assumptions that represent the highest and best use for our reporting units. Changes in judgment on these assumptions and estimates could result in further goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based on the information available to management.

Intangible assets with finite lives and property, plant and equipment are amortized or depreciated over their estimated useful life on a straight line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In addition, we accrue for the authoritative judgments or assertions made against us by government agencies at the time of their rendering regardless of our intent to appeal. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

Income Taxes

We account for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset.

We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. While we may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the U.S.

Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within our annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future which could result in additional tax liability, interest charges and possibly penalties. We classify interest and penalties as a component of tax expense.

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management’s estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in our stock-based compensation expense amounts in the future.

Recently Issued Accounting Pronouncements

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our net worth or our business operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“FAS”) 157, “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. Subsequently, the FASB issued a number of FASB Staff Position documents (“FSPs”) to the application of FAS 157. We adopted FAS 157 on January 1, 2008 for our financial assets and liabilities with no material impact on our consolidated financial statements. We do not expect the related FSPs to have a material impact on our consolidated financial statements upon their adoption.

In December 2007, the FASB issued FAS 141(R), “Business Combinations,” which replaces FAS 141. The statement requires a number of changes particularly in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends FAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. The impact of the adoption of FAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of any acquisitions we complete after January 1, 2009.

On January 1, 2008, we adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits entities a one-time option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. We did not elect fair value treatment for qualifying instruments that existed as of January 1, 2008 and accordingly the adoption of this statement did not have an impact on our consolidated financial statements. However, we may elect to measure new qualifying instruments at fair value in the future.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP provides guidance for developing assumptions about renewal or extension options used to determine the useful life of an intangible asset. This FSP will apply to intangible assets that we acquire after January 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion, or APB, 28-1, “Interim Disclosure about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments” and requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. There was no impact to our consolidated financial statements as a result of adoption of this pronouncement.

In May 2009, the FASB issued FAS 165, “Subsequent Events.” This Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of FAS 165 on June 1, 2009.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” This Statement establishes the FASB Accounting Standards Codification, or Codification, as the source of authoritative GAAP, together with rules and interpretive releases of the SEC, under authority of federal securities laws. FAS 168 is effective for interim and annual periods ending after September 15, 2009. As the Codification did not substantively change GAAP, but rather changed its organization and presentation, it will not have any effect on our consolidated financial statements other than how we disclose some of our accounting policies.

In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables.” This statement applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, “Multiple Element Arrangements,” and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. The Company is currently analyzing the impact that the adoption of ASU 2009-13 will have on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our interest income is dependent on changes in the general level of U.S. interest rates. Our cash and cash equivalents consist of money market funds and various deposit accounts. Short-term investments consist primarily of corporate bonds with readily determinable fair market values based on quoted market prices from active markets. Our investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. Due to the nature of our investments, we have concluded that we do not have material interest rate risk exposure. For the years ended December 31, 2008, 2007 and 2006, we had no significant realized gains or losses. As of December 31, 2008, we had $0.3 million invested in available-for-sale marketable securities. An immediate 10 percent increase or decrease in interest rates would not have a material adverse impact on our future operating results or cash flows.

The table below presents principal amounts and related weighted average interest rates as of December 31, 2008 for our cash, cash equivalents, restricted cash equivalents and investments as well as our balances outstanding under the Credit Agreement (in thousands):

Cash, cash equivalents, restricted cash equivalents, and investments	$37,980
Average interest rate earned on cash, cash equivalents, restricted cash equivalents, and investments	1.10%
Current portion notes payable	$55,000
Average interest rate paid on long-term notes payable	4.83%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. Dollar, we will experience variations in our results of operations and financial condition. Our cash and cash equivalents in 2008 are denominated primarily in U.S. Dollars; however, we also maintain balances in Euros, British Pounds, Swedish Krona, Australian Dollars and Costa Rican Colones. A 10.0 percent change in the December 31, 2008 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.9 million. We have not used derivative financial instruments to hedge against foreign currency risk. Our objective to minimize foreign currency gains and losses has been managed by maintaining only enough cash necessary for immediate working capital requirements in accounts denominated in currencies other than the U.S. Dollar and holding the majority of our cash and cash equivalents in U.S. Dollar accounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements of the Company and the Report of Independent Registered Public Accounting Firm are included in this Report on the pages indicated.

All other schedules are omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ArthroCare Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArthroCare Corporation at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) an ineffective control environment, (ii) ineffective controls related to the period-end financial reporting process; (iii) ineffective controls related to accounting for revenue; and (iv) ineffective controls related to accounting for business acquisitions, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2008 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2007 and 2006 consolidated financial statements and financial statement schedule to correct errors.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/    PricewaterhouseCoopers LLP

Austin, TX

November 18, 2009

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2008	2007
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$33,506	$38,249
Restricted cash equivalents and investments	4,474	4,927
Accounts receivable, net of allowances of $4,001 and $4,309 at 2008 and 2007, respectively	41,797	40,836
Inventories, net	56,437	55,283
Deferred tax assets	29,265	25,079
Prepaid expenses and other current assets	8,654	7,592

Total current assets	174,133	171,966

Property and equipment, net	48,933	46,944
Intangible assets, net	24,085	30,246
Goodwill	118,054	140,182
Deferred tax assets	16,651	6,668
Other assets	5,420	1,941

Total assets	$387,276	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,607	$15,248
Accrued liabilities	60,200	32,432
Deferred tax liabilities	129	530
Deferred revenue	—	1,765
Current portion of notes payable	55,000	—

Total current liabilities	132,936	49,975

Notes payable	—	60,000
Deferred tax liabilities	327	383
Deferred revenue	3,210	—
Other non-current liabilities	6,521	6,536

Total liabilities	142,994	116,894

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value, $0.001: Authorized: 75,000 shares; Issued and outstanding: 26,755 shares at 2008 and 26,808 at 2007	27	27
Treasury stock: 4,101 shares at 2008 and 3,936 at 2007	(110,945)	(101,321)
Additional paid-in capital	374,089	358,065
Accumulated other comprehensive income (loss)	(3,800)	3,970
Retained earnings (deficit)	(15,089)	20,312

Total stockholders’ equity	244,282	281,053

Total liabilities and stockholders’ equity	$387,276	$397,947

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)
Revenues:
Product sales	$299,896	$268,495	$233,585
Royalties, fees and other	14,285	11,221	10,126

Total revenues	314,181	279,716	243,711

Cost of product sales	94,960	86,381	70,749

Gross profit	219,221	193,335	172,962

Operating expenses:
Research and development	33,041	28,118	23,311
Sales and marketing	128,872	104,584	85,234
General and administrative	50,439	24,117	21,924
Amortization of intangible assets	6,487	7,120	7,217
Impairment of goodwill	18,945	—	—
Reimbursement services	1,966	34,083	1,594
Investigation and restatement-related costs	17,021	—	—

Total operating expenses	256,771	198,022	139,280

Income (loss) from operations	(37,550)	(4,687)	33,682
Interest income	683	2,101	1,376
Interest expense and bank fees	(3,793)	(977)	(2,423)
Foreign exchange gain (loss), net	(1,731)	1,262	2,650
Other expense, net	(119)	(180)	(306)

Interest and other income (expense), net	(4,960)	2,206	1,297

Income (loss) before income taxes	(42,510)	(2,481)	34,979

Income tax provision (benefit)	(7,763)	(2,972)	7,306

Net income (loss)	$(34,747)	$491	$27,673

Weighted-average shares outstanding:
Basic	26,610	27,452	26,207
Diluted	26,610	28,870	27,900

Earnings (loss) per common share:
Basic	$(1.31)	$0.02	$1.06

Diluted	$(1.31)	$0.02	$0.99

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In-Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income (Loss)

Balance, December 31, 2005 (As Reported)	25,255	$25	$(42,158)	$269,170	$(4,543)	$770	$5,630	$228,894	$24,892
Cumulative impact of restatement	—	—	—	—	—	1,211	(11,401)	(10,190)	(7,192)

Balance, December 31, 2005 (As Restated)	25,255	25	(42,158)	269,170	(4,543)	1,981	(5,771)	218,704	17,700

Issuance of common stock through:
Exercise of options and restricted stock	1,956	2	—	28,095	—	—	—	28,097
Employee stock purchase plan	4	—	—	151	—	—	—	151
Shares issued for Opus Medical	180	—	—	8,054	—	—	—	8,054
Stock compensation (As Restated)	—	—	—	10,466	—	—	—	10,466
Income tax benefit from exercise of stock options (As Restated)		—	—	15,230	—	—	—	15,230
Reclassification at adoption of FAS 123R	—	—	—	(4,543)	4,543	—	—	—
Currency translation adjustment (As Restated)	—	—	—	—	—	1,548	—	1,548	1,548
Net Income (As Restated)	—	—	—	—	—	—	27,673	27,673	27,673

Balance, December 31, 2006 (as restated)	27,395	27	(42,158)	326,623	—	3,529	21,902	309,923	$29,221

Issuance of common stock through:
Exercise of options and restricted stock	637	1	—	14,297	—	—	—	14,298
Employee stock purchase plan	7	—	—	306	—	—	—	306
Contribution to employee benefit plan (As Restated)	25	—	482	639	—	—	—	1,121
Stock compensation (as restated)	—	—	—	10,065	—	—	—	10,065
Income tax benefit from exercise of stock options (As Restated)		—	—	6,135	—	—	—	6,135
Purchase of Common Stock	(1,256)	(1)	(59,645)	—	—	—	—	(59,646)
Reclassification at adoption of FIN 48	—	—	—	—	—	—	(2,081)	(2,081)
Currency translation adjustment (As Restated)	—	—	—	—	—	441	—	441	441
Net Income (As Restated)	—	—	—	—	—	—	491	491	491

Balance, December 31, 2007 (As Restated)	26,808	27	(101,321)	358,065	—	3,970	20,312	281,053	$932

Issuance of common stock through:
Exercise of options and restricted stock	97	—	—	1,221	—	—	—	1,221
Employee stock purchase plan	15	—	—	391	—	—	—	391
Contribution to employee benefit plan	79	—	2,154	(639)	—	—	(654)	861
Stock compensation	—	—	—	9,797	—	—	—	9,797
Income tax benefit from exercise of stock options	—	—	—	5,254	—	—	—	5,254
Purchase of Common Stock	(244)	—	(11,778)	—	—	—	—	(11,778)
Currency translation adjustment	—	—	—	—	—	(7,770)	—	(7,770)	(7,770)
Net Loss	—	—	—	—	—	—	(34,747)	(34,747)	(34,747)

Balance, December 31, 2008	26,755	$27	$(110,945)	$374,089	$—	$(3,800)	$(15,089)	$244,282	$(42,517)

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(34,747)	$491	$27,673
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,994	21,329	19,548
Impairment of goodwill and intangible assets	18,945	—	360
Provision for doubtful accounts receivable and product returns	7,258	6,488	6,369
Provision for inventory and warranty reserves	7,987	4,813	4,227
Non-cash stock compensation expense	10,659	11,123	10,237
Deferred taxes	(10,428)	(11,152)	(8,653)
Income tax benefits relating to employee stock options	(5,158)	(4,492)	(10,425)
Other	(587)	296	136
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(7,633)	(8,686)	(12,461)
Inventories	(7,954)	(7,281)	(8,814)
Prepaid expenses and other current assets	(2,096)	589	(3,550)
Accounts payable	2,180	3,078	(953)
Accrued liabilities	28,294	14,797	6,625
Deferred revenue	1,445	439	383
Income taxes payable	—	(30)	13,616

Net cash provided by operating activities	31,159	31,802	44,318

Cash flows from investing activities:
Purchases of property and equipment	(20,890)	(22,635)	(17,663)
Earnout Payment for purchase of ATI, net	(483)	(14,776)	—
Earnout Payment for purchase of Opus, net	—	—	(55,156)
Payments for business combinations and purchases of intangible assets	(1,375)	(1,657)	(2,785)
Purchases of available-for-sale securities	—	—	(26,926)
Purchases of restricted investments	—	(1,302)	—
Disbursement of loan receivable	(2,320)	—	—
Maturities and other changes in restricted cash equivalents and investments	396	8,081	—
Proceeds from maturities of available-for-sale securities	—	3,656	15,000

Net cash used in investing activities	(24,672)	(28,633)	(87,530)

Cash flows from financing activities:
Payments for purchases of treasury stock	(11,778)	(59,646)	—
Proceeds from draws on revolving Credit Agreement	—	60,000	38,500
Repayments on revolving Credit Agreement	(5,000)	—	(38,500)
Payment for deferred debt cost	(114)	—	(771)
Proceeds from issuance of common stock, net of issuance costs	391	306	151
Proceeds from exercise of options to purchase common stock, net of issuance costs	1,221	14,298	28,097
Income tax benefit relating to employee stock options	5,158	4,492	10,425

Net cash provided by (used in) financing activities	(10,122)	19,450	37,902

Effect of exchange rate changes on cash and cash equivalents	(1,108)	99	124

Net increase (decrease) in cash and cash equivalents	(4,743)	22,718	(5,186)
Cash and cash equivalents, beginning of the period	38,249	15,531	20,717

Cash and cash equivalents, end of the period	$33,506	$38,249	$15,531

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – FORMATION AND BUSINESS OF THE COMPANY

ArthroCare Corporation (“ArthroCare” or the “Company”) is a medical device company incorporated on April 29, 1993 that develops, manufactures and markets surgical products, many of which are based on the Company’s minimally invasive patented Coblation® technology. The Company’s products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. The Company’s business is divided into three business units: Sports Medicine, ENT, and Spine. Each of the Sports Medicine, ENT and Spine business units market and sell their products in two principal geographic markets: Americas (North and South America) and International (all other geographies).

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee Review

Beginning in December 2007, allegations of potential wrongdoing were made against the Company by various sources through various press reports, which focused on the Company’s relationship with DiscoCare. These reports raised concerns relating to accounting, disclosure and insurance billing practices. In response, the Company’s management performed an assessment of the allegations, including obtaining information from certain senior sales managers. No centralized document or email collection was done by the Company at that time. Based on that assessment, the Company determined that the allegations substantially lacked merit. In January 2008, the Company was contacted by the Listings Investigation Department of the Nasdaq Stock Market about the statements in these press reports. The Company met with and provided information to the Listings Investigation Staff in March 2008. The information provided to the Listing Investigation Staff was based primarily on the Company’s prior review of these issues. On March 25, 2008, the Company announced that the inquiry by Nasdaq had been closed.

On May 30, 2008, the General Counsel’s Office of PwC, the Company’s independent registered public accounting firm, received the first in a series of faxes from an anonymous source self-identified as a short-seller with a short position in the Company’s stock. The allegations contained in the faxes focused on the Company’s relationship with DiscoCare and other distributors, and specifically on the Company’s accounting for and disclosure regarding transactions involving DiscoCare and other distributors as well as alleged insurance practices and related healthcare regulatory compliance issues. The substance of these allegations was similar to the press reports that began in December 2007 and overlapped with certain of the points of inquiry by Nasdaq.

In response to the faxes and following discussions with PwC, the Company, with assistance from Latham and forensic accountants, FTI, began a re-assessment of the accounting for the Company’s relationship with DiscoCare as well as other customers.

Following this re-assessment of the accounting for sales to DiscoCare and other distributors, the Company announced on July 21, 2008 that there were material errors associated with its historical financial statements for the years ended December 31, 2006 and 2007, the quarters ended September 30, 2006, December 31, 2006, each of the quarters of 2007 and the quarter ended March 31, 2008 and that the financial statements for these periods would be restated. In connection with the July 2008 decision to restate its financial statements for those periods, the Audit Committee initiated the Review. The Audit Committee retained Latham to assist it in conducting the Review, and Latham retained FTI to provide expert forensic accounting services in connection with the Review. On July 24, 2008, the Company was contacted by the Division of Enforcement of the SEC and informed that the SEC Staff had opened an informal inquiry concerning the restatement. The SEC issued a formal order of investigation on January 29, 2009.

The Review was completed in August 2009 and focused on two areas: accounting issues and internal controls; and insurance billing and healthcare compliance issues. For both areas of the Review, the broad purpose was to identify facts and information relevant to these issues that could be provided to the Audit Committee and

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The restatement decreased net income by $42.7 million in 2007 and $4.0 million in 2006, reduced stockholders’ equity by $59.5 million and $12.6 million at December 31, 2007 and 2006, respectively, and reduced opening retained earnings and total stockholders’ equity at January 1, 2006 by $11.4 million and $10.2 million, respectively. The following are tables and descriptions of the significant adjustments by line item that reconcile the Company’s financial position, results of operations and cash flows from the previously reported consolidated financial statements to the restated consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

IMPACT OF RESTATEMENT ADJUSTMENTS ON 2007 RESULTS OF OPERATIONS

The following table presents the impact of the restatement adjustments on the Consolidated Statement of Operations for the year ended December 31, 2007 (in thousands, except per-share data):

	Year Ended December 31, 2007
		Adjustments
	As Reported	DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments	Provision for Income Tax	As Restated
Revenues:
Product sales	$307,596	$—	$(30,709)	$(8,392)	$—	$(39,101)	$—	$268,495
Royalties, fees and other	11,646	—	—	(425)	—	(425)	—	11,221

Total revenues	319,242	—	(30,709)	(8,817)	—	(39,526)	—	279,716

Cost of product sales	84,724	—	—	334	1,323	1,657	—	86,381

Gross profit (loss)	234,518	—	(30,709)	(9,151)	(1,323)	(41,183)	—	193,335

Operating expenses:
Research and development	26,886	—	—	—	1,232	1,232	—	28,118
Sales and marketing	123,213	—	(12,187)	(7,678)	1,236	(18,629)	—	104,584
General and administrative	24,033	—	—	—	84	84	—	24,117
Amortization of intangible assets	7,211	—	—	—	(91)	(91)	—	7,120
Reimbursement services	—	25,840	8,243	—	—	34,083	—	34,083

Total operating expenses	181,343	25,840	(3,944)	(7,678)	2,461	16,679	—	198,022

Income (loss) from operations	53,175	(25,840)	(26,765)	(1,473)	(3,784)	(57,862)	—	(4,687)

Interest income	2,101	—	—	—	—	—	—	2,101
Interest expense and bank fees	(977)	—	—	—	—	—	—	(977)
Foreign exchange gain (loss), net	1,240	—	—	94	(72)	22	—	1,262
Other expense, net	(180)	—	—	—	—	—	—	(180)

Interest and other income (expense), net	2,184	—	—	94	(72)	22	—	2,206

Income (loss) before income taxes	55,359	(25,840)	(26,765)	(1,379)	(3,856)	(57,840)	—	(2,481)

Income tax provision (benefit)	12,179	—	—	—	—	—	(15,151)	(2,972)

Net income (loss)	$43,180	$(25,840)	$(26,765)	$(1,379)	$(3,856)	$(57,840)	$15,151	$491

Weighted-average shares outstanding:
Basic	27,452							27,452
Diluted	28,870							28,870

Earnings (loss) per common share:
Basic	$1.57							$0.02
Diluted	$1.50							$0.02

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

IMPACT OF RESTATEMENT ADJUSTMENTS ON 2006 RESULTS OF OPERATIONS

The following table presents the impact of the restatement adjustments on the Consolidated Statement of Operations for the year ended December 31, 2006 (in thousands, except per-share data):

	Year Ended December 31, 2006
		Adjustments
	As Reported	DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments	Provision for Income Tax	As Restated
Revenues:
Product sales	$253,376	$—	$(5,563)	$(14,228)	$—	$(19,791)	$—	$233,585
Royalties, fees and other	9,625	—	—	501	—	501	—	10,126

Total revenues	263,001	—	(5,563)	(13,727)	—	(19,290)	—	243,711

Cost of product sales	76,838	—	—	(6,941)	852	(6,089)	—	70,749

Gross profit (loss)	186,163	—	(5,563)	(6,786)	(852)	(13,201)	—	172,962

Operating expenses:
Research and development	23,247	—	—	—	64	64	—	23,311
Sales and marketing	91,915	—	(2,437)	(3,030)	(1,214)	(6,681)	—	85,234
General and administrative	21,355	—	—	—	569	569	—	21,924
Amortization of intangible assets	7,176	—	—	—	41	41	—	7,217
Reimbursement services	—	—	1,594	—	—	1,594	—	1,594

Total operating expenses	143,693	—	(843)	(3,030)	(540)	(4,413)	—	139,280

Income (loss) from operations	42,470	—	(4,720)	(3,756)	(312)	(8,788)	—	33,682

Interest income	1,376	—	—	—	—	—	—	1,376
Interest expense and bank fees	(2,423)	—	—	—	—	—	—	(2,423)
Foreign exchange gain (loss), net	(456)	—	—	(59)	3,165	3,106	—	2,650
Other expense, net	(306)	—	—	—	—	—	—	(306)

Interest and other income (expense), net	(1,809)	—	—	(59)	3,165	3,106	—	1,297

Income (loss) before income taxes	40,661	—	(4,720)	(3,815)	2,853	(5,682)	—	34,979

Income tax provision (benefit)	8,986	—	—	—	—	—	(1,680)	7,306

Net income (loss)	$31,675	$—	$(4,720)	$(3,815)	$2,853	$(5,682)	$1,680	$27,673

Weighted-average shares outstanding:
Basic	26,207							26,207
Diluted	27,900							27,900

Earnings per common share:
Basic	$1.21							$1.06
Diluted	$1.14							$0.99

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Subsequently, as a result of facts identified in the Review, management has reassessed the Company’s accounting for sales to DiscoCare and claims submitted for reimbursement by DRS and DiscoCare, post acquisition, and has determined there are uncertainties surrounding whether the exchange represented persuasive evidence of an arrangement providing for the sale of product or whether amounts billed, including those collected, would be subject

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

to future disputes with the payor due to insurance reimbursement practices identified in the Review. Accordingly, product sales revenues have been reversed until such uncertainties can be resolved, including revenue for product sales where the Company has collected cash. Cash received from third-party payors related to DiscoCare and DRS has been recorded on the consolidated balance sheet as an accrued liability pending the resolution of any possible dispute. See Note 8, “Accrued Liabilities.” As a result of the revenue adjustments discussed above, expenses related to DiscoCare and DRS activities, which primarily include the $25.0 million settlement fee discussed above along with fees paid to DiscoCare prior to the acquisition and sales commissions classified as sales and marketing expenses, have been classified as reimbursement services in the accompanying consolidated statements of operations since these amounts do not represent cost of product sales or sales and marketing expense due to the reversal of revenue related to these activities. In early 2009, the Company ceased DiscoCare and DRS activities and is no longer engaged in billing to third-party payors.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the effects of the above restatement adjustments on the Consolidated Balance Sheet at December 31, 2007 (in thousands, except par value data):

	December 31, 2007
	As Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$39,409	$(1,160)	$38,249
Restricted cash equivalents and investments	3,841	1,086	4,927
Accounts receivable, net of allowances of $3,980 and $4,309, respectively	69,924	(29,088)	40,836
Inventories, net	61,776	(6,493)	55,283
Deferred tax assets	10,406	14,673	25,079
Prepaid expenses and other current assets	5,164	2,428	7,592

Total current assets	190,520	(18,554)	171,966

Property and equipment, net	43,405	3,539	46,944
Intangible assets, net	37,705	(7,459)	30,246
Goodwill	166,771	(26,589)	140,182
Deferred tax assets	4,940	1,728	6,668
Other assets	6,727	(4,786)	1,941

Total assets	$450,068	$(52,121)	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,726	$(478)	$15,248
Accrued liabilities	25,786	6,646	32,432
Deferred tax liabilities	530	—	530
Deferred revenue	—	1,765	1,765
Income taxes payable	130	(130)	—

Total current liabilities	42,172	7,803	49,975

Notes payable	60,000	—	60,000
Deferred tax liabilities	383	—	383
Other non-current liabilities	7,010	(474)	6,536

Total liabilities	109,565	7,329	116,894

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—	—
Common stock, par value, $0.001: Authorized: 75,000 shares; Issued and outstanding: 26,808 shares	27	—	27
Treasury stock: 3,936 shares	(100,682)	(639)	(101,321)
Additional paid-in capital	360,374	(2,309)	358,065
Accumulated other comprehensive income	2,382	1,588	3,970
Retained earnings	78,402	(58,090)	20,312

Total stockholders’ equity	340,503	(59,450)	281,053

Total liabilities and stockholders’ equity	$450,068	$(52,121)	$397,947

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the major subtotals for the Consolidated Statement of Cash Flows and the effects of the restatement adjustments discussed above for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007		2006
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Net cash provided by (used in):
Net income	$43,180	$491	$31,675	$27,673
Adjustments to reconcile net income to net cash provided by operating activities	28,521	28,405	23,375	21,799
Changes in operating assets and liabilities	(18,989)	2,906	(11,250)	(5,154)

Operating activities	52,712	31,802	43,800	44,318
Investing activities	(49,893)	(28,633)	(86,473)	(87,530)
Financing activities	22,769	19,450	37,724	37,902
Effect of exchange rate changes on cash and cash equivalents	(1,710)	99	(237)	124

Net increase (decrease) in cash and cash equivalents	23,878	22,718	(5,186)	(5,186)

Cash and cash equivalents at the beginning of the year	15,531	15,531	20,717	20,717

Cash and cash equivalents at the end of the year	$39,409	$38,249	$15,531	$15,531

COMPREHENSIVE INCOME

The following table presents the effect of the restatement adjustments on the Consolidated comprehensive income for the years ended December 31, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2007		2006
	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Comprehensive income:
Net income	$43,180	$491	$31,675	$27,673
Foreign currency translation adjustments	390	441	1,222	1,548

Comprehensive income	$43,570	$932	$32,897	$29,221

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

CUMULATIVE ADJUSTMENTS TO PREVIOUSLY REPORTED BEGINNING RETAINED EARNINGS BY CATEGORY

The following table presents the impact of the restatement adjustments on previously reported beginning retained earnings at January 1, 2007 and 2006, with the adjustments identified by the nature of the errors (in thousands):

	January 1,
	2007	2006
Beginning retained earnings as reported	$37,305	$5,630
DiscoCare and DRS activities	(5,695)	(975)
Revenue recognition	(14,001)	(10,186)
Other	(1,605)	(4,458)
Tax	5,898	4,218

Cumulative adjustments to beginning retained earnings	(15,403)	(11,401)

Beginning retained earnings (deficit) as restated	$21,902	$(5,771)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company uses the calendar year as its fiscal year. All amounts for periods prior to and including March 31, 2008 reflect amounts as restated unless otherwise noted.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

Restricted Cash Equivalents and Investments. Restricted cash equivalents and investments represent certain of the Company’s cash balances which were restricted subject to a control agreement with the Lenders which required pre-approval from the Administrative Agent for the Company to utilize. Upon repayment of the balances due under the Credit Agreement on September 1, 2009, these cash restrictions were removed. The investments consist primarily of corporate bonds with readily determinable fair market values. The Company’s investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. For the years ended December 31, 2008, 2007 and 2006, the Company had no significant realized gains or losses.

Inventories and Inventory Allowances. The Company’s inventories, which include material, labor and overhead costs, are stated at standard cost, which approximates actual cost determined on a first-in, first-out basis. The Company adjusts the value of its inventory to the extent its management determines that the cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in the carrying value of inventory to reflect the lower of cost or market value. In the event of a sudden significant decrease in demand for the Company’s products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserve, which would increase cost of product sales and decrease gross profit.

Property and Equipment. Property and equipment is stated at cost and is depreciated on a straight-line basis over the asset’s estimated useful life. The Company places the majority of its manufactured controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized to cost of product sales over a three or four-year period. Leasehold improvements are amortized over the shorter of five years or the lease term. Furniture, fixtures, machinery and equipment are amortized over a five year period, while computer equipment and software are amortized over three to five years. Buildings are depreciated over a 30-year life. Maintenance and repair costs are charged to operations as incurred.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Upon retirement or sale, the cost of disposed assets and their accumulated depreciation are removed from the balance sheet and any gain or loss is recognized in current operations. The Company tests its property, plant and equipment for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment.

Revenue Recognition. The Company’s principal sources of revenue are from sales of its products through a direct sales professionals, independent sales agents and independent distributors. These revenues are recognized when there is persuasive evidence of an arrangement providing for the sale of a product, delivery of the product has occurred, the sale price of the product is fixed or determinable and collectibility is reasonably assured. Revenues include shipping and handling costs billed to customers. Shipping and handling costs are presented as a part of cost of goods sold, when related to revenue producing activities.

For product sales made by direct sales professionals or independent agents, the Company’s criteria for revenue recognition is complete when the product is delivered to end customers, such as surgical centers and hospitals. These sales occur either through a purchase order submitted by the customer or through trunk sales. For purchase orders, the Company ships product to and invoices the end customer directly. For trunk sales, product is hand-delivered at the end customer’s premises from trunk stock maintained by the direct sales representative or independent agent and a bill-only order is received notifying the Company of the product’s delivery at which time the end customer is invoiced.

Sales to distributors occur either as stocking and replenishment orders or as drop shipments to end customers. In the majority of cases involving sales to distributors, the requirements for revenue recognition are met when the product is delivered to a particular distributor. In the case of certain distributors, the Company has agreed to pricing concessions based on the distributors’ ultimate reselling price and in these cases revenue is recognized on a “sell-through” basis only after the distributor has sold the products to an end user. In order to determine the amount of sell-through revenue that should be recognized during a given reporting period, the Company relies on reports from the distributors that provide information about sales to end customers during the reporting period as well as the amount and types of products in the distributor’s inventory at the end of a reporting period. The Company’s management is required to make estimates and exercise a significant level of judgment to determine the accuracy and reliability of the reported information. A first-in-first-out accounting method is used to account for products sold by these distributors where the sell-through method has been applied.

Customers generally have the right to return or exchange products purchased from the Company for up to 60 days from the date of product shipment. At each period end, the Company determines the extent to which its revenues need to be reduced to account for returns and exchanges and a reserve is recorded against revenue recognized during that period for product returns and exchanges that management estimates are likely to occur after the end of that period. These estimates are based on historical experience with customers and on direct customer feedback. The Company has an agreement with one customer that provides for an extended right of exchange. Management determined that for this customer, it was not possible to reasonably estimate future return levels and as a result, revenue related to product sales to this customer is being deferred until the related right of exchange period has expired.

Revenue recognition is also impacted by management’s estimate of customers’ ability to pay pursuant to the terms of customer agreements. If after the Company has recognized revenue, collectibility of an account receivable becomes doubtful, an allowance for doubtful accounts will be established with respect to the previously recognized revenue that remains uncollected. Where management forms a judgment that a particular customer has not established a sufficient credit history but decides to deliver products to the customer, revenue recognition will be deferred on product sales to that customer until cash is received. Once the customer establishes a reliable payment history the Company generally returns to normal revenue recognition based on the Company’s criteria. The creditworthiness of customers is regularly reviewed considering such factors as historical collection experience, a customer’s current credit standing, the age of accounts receivable balances, and general economic conditions that may affect a customer’s ability to pay (both individually and in the aggregate).

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to DiscoCare and DRS ceasing business in early 2009, products were billed to and cash collected from third-party payors that the Company may judge to be subject to possible disputes or re-pricing by the payors. Because of the Company’s limited history with such disputes and re-pricings, management has concluded that the criteria for revenue recognition are not satisfied with respect to these product sales and revenue recognition has been deferred for these sales until the risk of disputes or claims is judged by management to be remote. With the cessation of the DiscoCare and DRS businesses, the Company is no longer engaged in product sales activities where third-party payors are billed.

Although the terms of the agreements with many of the Company’s customers provide that title of loss passes to the customer upon shipment, the Company has historically accepted the risk of loss until product delivery. Accordingly, revenue is recognized on a product sale if in management’s judgment it has been delivered during the relevant reporting period. The application of this policy requires management to make estimates as to the timing of deliveries. These estimates are based on historical experience with product shipments to particular markets that are served. These estimates are regularly compared to actual results based on delivery confirmations to determine whether a change of estimate is required.

The Company generally recognizes license fees and other revenue over the term of the associated agreement. Royalties represent the largest component of non-product sales revenue and are recognized as earned, generally based on the licensees’ revenue recognition practices and are classified as royalties, fees and other revenues in the accompanying statements of operations.

When payments are made to customers, the Company recognizes those payments as a reduction of revenue unless it can be determined that the Company received products or services that are separable from the customer purchasing its product that have a fair value equal to the amount of the payment to the customer. When the fair value of the products or services received is less than the consideration paid, only the portion that meets the above criteria is recognized as an expense and the excess is recorded as a reduction in revenue.

Business Combinations. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

Goodwill. The Company’s goodwill balance is not amortized to expense, instead it is tested for impairment at least annually. The Company performs its annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, the Company performs an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, the Company: (1) verifies there are no changes to its reporting units with goodwill balances; (2) allocates goodwill to its various reporting units to which the acquired goodwill relates; (3) determines the carrying value, or book value, of its reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimates the fair value of each reporting unit using a discounted cash flow model; (5) reconciles the fair value of its reporting units in total to the Company’s market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compares the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of the Company’s reporting units, identification and allocation of the assets and liabilities to each of its reporting units and determination of fair value. In estimating the fair value of a reporting unit for the purposes of the annual or periodic impairment analyses, the Company makes estimates and significant judgments about the future cash flows of that reporting unit. The cash flow forecasts are based on assumptions that represent the highest and best use for the Company’s reporting units. Changes in judgment on these assumptions and estimates could result in further goodwill impairment charges. The Company believes that the assumptions and estimates utilized are appropriate based on the information available to management.

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment.

Treasury Stock. Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity. When treasury stock is sold, the treasury stock balance is relieved using the weighted average cost.

Research and Development. Research and development costs are charged to operations as incurred.

Advertising Expense. Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $3.0 million, $3.2 million and $3.2 million in 2008, 2007 and 2006, respectively.

Reimbursement Services. Reimbursement services represent the costs the Company incurred related to DiscoCare and DRS activities, which do not represent cost of product sales or sales and marketing expenses due to the reversal of revenue related to these activities.

Stock-Based Compensation. The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. The Company uses the Black Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of stock and employee exercise behavior which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management’s estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in future stock-based compensation expense.

The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Legal and Other Contingencies. The outcomes of legal proceedings and claims brought against the Company and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In determining the appropriate accounting for loss contingencies, the Company will consider the likelihood of loss or impairment of an asset or the incurrence of a

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

liability, as well as management’s ability to reasonably estimate the amount of loss. Current information available to the Company is regularly evaluated to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

Foreign Currency Translation. Most of the Company’s wholly-owned subsidiaries outside the U.S. have functional currencies other than the U.S. dollar. Accordingly, all balance sheet accounts of these operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly as a separate component of stockholders’ equity and represent essentially all of the balance under the caption “accumulated other comprehensive income (loss).”

For the Company’s other non-U.S. operations which have a functional currency of the U.S. dollar, all monetary assets and liabilities of these foreign operations are remeasured into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are remeasured using historical rates of exchange. Income and expense elements are remeasured into U.S. dollars using average exchange rates in effect during the period. Remeasurement gains and losses are recorded each period in the statement of operations.

Concentration of Risks and Uncertainties. A majority of the Company’s cash and cash equivalents are maintained at financial institutions in the U.S. Deposits at these institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of cash and cash equivalents.

Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses when needed. No individual customer represented more than 10 percent of product sales or accounts receivable balance in any of the years ended December 2008, 2007 and 2006.

Income Taxes. The Company accounts for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when the amount of expected tax benefit to be realized is less than the carrying value of the deferred tax asset.

An evaluation is made at the end of each reporting period as to whether or not some or all of the undistributed earnings of foreign subsidiaries are permanently reinvested. While the Company may have concluded in the past that some of such undistributed earnings are permanently reinvested, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of foreign subsidiaries, or a change in corporate liquidity requirements. Such changes could result in management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, the Company would be required to recognize income tax liabilities on the assumption that foreign undistributed earnings will be distributed to the U.S.

Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within the Company’s annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future which could result in additional tax liability, interest charges and possibly penalties. Interest and penalties are classified as a component of income tax expense. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted the provisions of FIN 48 on January 1, 2007 and recognized a $2.1 million increase in tax liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, the financial condition, or the net worth of the Company’s business operations.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Subsequently, the FASB issued a number of FSPs related to the application of FAS 157. The Company adopted FAS 157 on January 1, 2008 for its financial assets and liabilities with no material impact on its consolidated financial statements. The Company does not expect the related FSPs to have a material impact on its consolidated financial statements upon adoption.

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

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.” This Statement establishes the FASB Accounting Standards Codification, or Codification, as the source of authoritative

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

GAAP, together with rules and interpretive releases of the SEC, under authority of federal securities laws. FAS 168 is effective for interim and annual periods ending after September 15, 2009. As the Codification did not substantively change GAAP, but rather changed its organization and presentation, it will not have any effect on the Company’s consolidated financial statements other than how the Company discloses some of its accounting policies.

In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables.” This statement applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, “Multiple Element Arrangements”, and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. The Company is currently analyzing the impact that the adoption of ASU 2009-13 will have on its financial statements.

NOTE 4 – COMPUTATION OF EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding and potential shares of common stock when they are dilutive. In periods when a net loss is reported, potential shares from stock awards are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and diluted net loss per-share results in the same value.

The following is a reconciliation of the numerator, net income, and the denominator, number of shares, used in the calculation of basic and diluted earnings (loss) per share (in thousands, except per-share data):

	December 31,
	2008	2007	2006
		(As Restated)	(As Restated)

Net income (loss)	$(34,747)	$491	$27,673

Basic:
Weighted-average common shares outstanding	26,610	27,452	26,207

Basic earnings (loss) per share	$(1.31)	$0.02	$1.06

Diluted:
Weighted-average shares outstanding used in basic calculation	26,610	27,452	26,207
Dilutive effect of options	—	1,282	1,453
Dilutive effect of unvested restricted stock	—	136	240

Weighted-average common stock and common stock equivalents	26,610	28,870	27,900

Diluted earnings (loss) per share	$(1.31)	$0.02	$0.99

Stock awards excluded from calculation as their effect would be anti-dilutive	3,137	585	370

NOTE 5 – INVENTORY

The following summarizes the Company’s inventories (in thousands):

	December 31,
	2008	2007
		(As Restated)

Raw materials	$12,243	$11,229
Work-in-process	9,886	4,285
Finished goods	42,077	43,170

	64,206	58,684
Inventory valuation reserves	(7,769)	(3,401)

Inventories, net	$56,437	$55,283

NOTE 6 – PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands):

	December 31,
	2008	2007
		(As Restated)

Controller placements	$39,904	$33,725
Computer equipment and software	27,353	15,578
Furniture, fixtures and leasehold improvements	11,549	10,386
Machinery and equipment	17,259	17,225
Building and improvements	6,339	5,991
Construction in process	955	8,520
Land	745	745

	104,104	92,170
Less: accumulated depreciation	(55,171)	(45,226)

Total property and equipment, net	$48,933	$46,944

Depreciation expense related to the Company’s property and equipment was $16.5 million, $14.2 million and $12.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2006 (as restated)	$138,354
Acquisitions and purchase accounting adjustments	1,382
Translation adjustments and other	446

Balance at December 31, 2007 (as restated)	140,182
Acquisitions and purchase accounting adjustments	813
Translation adjustments and other	(3,996)
Asset impairment	(18,945)

Balance at December 31, 2008	$118,054

In 2007, the Company adjusted the goodwill balance associated with its acquisition of ATI by an additional $1.5 million and paid the shareholders of ATI $14.8 million in satisfaction of the remaining contractual obligations associated with the acquisition. The remainder of the increases in goodwill related to other acquisitions, which were immaterial both individually and in the aggregate, and foreign currency translation adjustments related to goodwill.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2008, the Company experienced a significant change in its business climate, including the resignation of three executive officers, a Department of Justice investigation, and a significant decrease in the Company’s market capitalization, which triggered a goodwill impairment analysis. As a result of the analysis of the Company’s goodwill balance, the entire $18.9 million of goodwill allocated to the Spine reporting unit was determined to be impaired and was charged to operations. The fair values of the Sports Medicine and ENT reporting units, with goodwill balances of $103.6 million and $14.5 million, respectively, were determined to be in excess of carrying values of the reporting units and therefore no impairment charges were recognized. The remainder of the changes in goodwill related to other acquisitions, which were immaterial both individually and in the aggregate, and foreign currency translation adjustments.

Intangible assets with finite lives

Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business, and all of the Company’s intangible assets are subject to amortization ratably over their estimated useful lives. Intangible assets consist of the following (in thousands, except weighted-average useful life):

	December 31,
	2008	2007	Weighted- Average Useful Life
		(As Restated)
Intellectual property rights	$26,901	$26,901	8.0 years
Patents	11,700	11,700	8.0 years
Trade name/trademarks	4,828	4,800	7.8 years
Distribution/customer relationships	6,049	5,903	6.3 years
Licensing, employment and non-competition agreements	1,084	1,168	4.9 years

	50,562	50,472
Less: accumulated amortization	(26,477)	(20,226)

Total intangible assets, net	$24,085	$30,246

Total amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $6.5 million, $7.1 million and $7.2 million, respectively.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future amortization expense is as follows (in thousands):

2009	$6,291
2010	6,229
2011	6,174
2012	4,793
2013	597
Thereafter	1

$24,085

NOTE 8 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	December 31,
	2008	2007
		(As Restated)

Legal fees and arbitration accrual (Note 10)	$24,250	$362
Insurance dispute reserve (Note 2)	16,195	6,673
Compensation	7,920	12,664
Agent commissions	2,550	2,647
Marketing costs	1,660	3,679
Professional fees	1,874	781
Acquisition costs	1,635	1,639
Royalties and discounts	1,575	879
Other	2,541	3,108

	$60,200	$32,432

NOTE 9 – COMMITMENTS

The Company leases certain facilities and equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense was $6.0 million, $5.8 million and $3.5 million in 2008, 2007 and 2006, respectively.

The Company provides contributions to foundations that promote and support education and research initiatives.

In the ordinary course of business, the Company enters into agreements to purchase materials in the future that are enforceable, legally binding and specify terms with fixed or minimum quantities to be purchased and the approximate timing of payments. Total future minimum purchase commitments with suppliers as of December 31, 2008 are presented in the table below.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2008, total future minimum commitments were as follows (in thousands):

	Minimum Lease Payments	Educational Grants	Purchase Commitments	Total
2009	$2,347	$50	$2,648	$5,045
2010	2,067	50	1,440	3,557
2011	1,917	50	1,305	3,272
2012	1,762	50	1,200	3,012
2013	1,754	—	—	1,754
Thereafter	2,380	—	—	2,380

	$12,227	$200	$6,593	$19,020

Warranties

The Company generally provides customers with a limited warranty. Disposable medical devices are guaranteed for materials, function and workmanship for a single usage. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates.

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

SEC Investigation

The Fort Worth Regional Office of the SEC’s Division of Enforcement is conducting a formal investigation into accounting matters related to the restatement of financial results described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements.” The Company is cooperating with the SEC investigation. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability that the Company may incur.

DOJ Investigation

The DOJ is investigating certain of the Company’s activities including past sales, accounting, and billing procedures in relation to, primarily, the operation of the Company’s Spine business unit. The DOJ is also reviewing the Company’s relationship with its DiscoCare subsidiary. Specifically, the Company has also been informed by the Office of the U.S. Attorney for the Southern District of Florida that the Company and its DiscoCare subsidiary are targets of a grand jury investigation being conducted by that Office. The Company has also been informed that the Office of the U.S. Attorney for the Western District of North Carolina is conducting a separate grand jury investigation of the Company, that is related to the investigation being conducted in the Southern District of Florida. The Company is cooperating with these investigations. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability that the Company may incur.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On July 15, 2009, the Company filed a Petition to vacate or modify the Arbitration Award and to stay enforcement of the arbitration award. This petition was filed in the U.S. District Court for the Northern District of California. The Company accrued $13.3 million for the arbitration award in the second quarter of 2008 plus an additional $1.8 million as of December 31, 2008 which is included in general and administrative expense in the accompanying consolidated statements of operations.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11 – DEBT

On January 13, 2006, the Company entered into a 5-year revolving Credit Agreement (the “Credit Agreement”) with a syndicate of bankers (collectively, the “Lenders”). Borrowings under the Credit Agreement bear interest at a rate equal to the lender’s prime rate (3.25 percent at December 31, 2008) plus a percentage ranging from 0.75 percent to 2.0 percent or, at the Company’s option, at LIBOR plus a percentage ranging from 2.0 percent to 3.25 percent, based on the Company’s operating leverage ratio. Borrowings are secured by essentially all assets of the U.S. companies. At December 31, 2008, the Company had $55.0 million in outstanding balances under the Credit Agreement and a weighted average interest rate applicable to the borrowings under the Credit Agreement of 4.83 percent. The Company used €750,000 of availability under the Credit Agreement for the issuance of letters of credit in the ordinary course of business. At December 31, 2008, the Company reclassified its notes payable balance from long-term to short-term due to the subsequent notice of default received in early 2009.

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

On January 14, 2009, the Company received a letter from the Nasdaq Listing Qualifications Panel (the “Panel”) stating that the Panel has determined to delist and suspend trading of the Company’s common stock on Nasdaq effective at the open of trading on January 16, 2009. The Panel’s delisting notice constituted an event of default under the Credit Agreement. On January 16, 2009 the Company received a waiver from the Lenders and the Administrative Agent relating to the event of default resulting from the delisting of the Company’s stock. Under the terms of the waiver, the Company prepaid $10 million of the principal amount (plus accrued and unpaid interest) outstanding under the Credit Agreement. The other terms of the waiver are substantially identical to the Second Amendment and Consent of November 26, 2008.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On September 1, 2009, the Company repaid all outstanding indebtedness under the Credit Agreement, all rights and obligations under the Credit Agreement have been terminated and all security interests and other encumbrances have been released, other than the Company’s obligations with respect to a letter of credit issued in favor of an affiliate of one of the Lenders in the amount of €750,000, which was cash collateralized in the approximate amount of $1.4 million.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 – STOCKHOLDERS’ EQUITY

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

In 2008 and 2007, the Company issued from treasury stock 78,669 shares at a value of $0.9 million, and 12,102 shares at a value of $0.6 million, respectively, in order to fulfill the Company’s obligations to match employees’ 401(k) contributions with shares of Company stock.

Employee Stock Purchase Plan

In December 1995, the Employee Stock Purchase Plan, or ESPP, was approved and the Company reserved 300,000 shares of common stock for issuance thereunder. In May 2004, the Company’s stockholders approved an amendment to the ESPP to increase the number of shares available for issuance by 150,000 shares, to a total of 450,000 shares. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10 percent of base compensation to the semi-annual purchase of shares of the Company’s common stock. In February 2006, the Company amended the ESPP to increase the purchase price from 85 percent to 95 percent of the fair market value at certain plan-defined dates. As of December 31, 2008, 57,288 shares remained available for future grant under the ESPP.

Stock Option Plans

In August 1999, the Company adopted the Non-statutory Option Plan, or the 1999 Plan. In June 2001, it authorized an amendment to the plan, effective April 26, 2001, increasing the aggregate number of shares authorized under the 1999 Plan to 3,550,000. As of December 31, 2008, 36,678 shares remained available for future grant under the 1999 Plan.

In May 2003, the Company adopted the 2003 Incentive Stock Plan, or the 2003 Plan, under which the Board of Directors is authorized to grant incentive and non-statutory stock option awards and restricted stock awards to employees and consultants. In May 2004, the Company’s stockholders approved an amendment to the 2003 Plan to increase the number of shares available for issuance by 750,000 shares, to a total of 1,250,000 shares. In June 2008, the Company’s stockholders approved an amendment to the 2003 Plan to increase the number of shares available for issuance by 1,200,000, to a total of 3,700,000. As of December 31, 2008, the Company had 1,902,025 shares available for future grant under the 2003 Plan.

Options granted under the 1999 Plan and the 2003 Plan generally become exercisable over a 48-month period and restricted stock awards generally become exercisable over a 60-month period. All options and awards granted under each of the Company’s plans have a legal life of seven years, effective February 2005. Prior to that, options granted had a legal life of 10 years from the grant date. The Company has historically issued new shares upon exercises of stock options and vesting of restricted stock.

The 1999 Plan and the 2003 Plan authorize the Company to issue Stock Appreciation Rights, or SARs, to directors, employees and consultants of the Company. SARs granted under the plans have an expiration term of seven years and generally become exercisable over a 48-month period.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity for all stock based compensation plans for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Stock Options Outstanding		Restricted Common Stock Outstanding
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Grant Date Fair Value

Balance as of December 31, 2005	4,819,055	$19.50	269,462	$20.84
Granted	459,034	$45.23	127,429	$45.34
Exercised/vested	(1,877,759)	$14.93	(65,400)	$24.78
Canceled/forfeited	(224,069)	$31.43	(42,767)	$21.92

Balance as of December 31, 2006	3,176,261	$24.94	288,724	$19.21
Granted	647,264	$37.92	142,614	$46.17
Exercised/vested	(747,827)	$20.48	(63,919)	$45.66
Canceled/forfeited	(80,453)	$28.74	(8,549)	$31.01

Balance as of December 31, 2007	2,995,245	$28.78	358,870	$16.46
Granted	81,686	$42.85	128,507	$43.21
Exercised/vested	(74,590)	$21.89	(133,979)	$32.72
Canceled/forfeited	(164,656)	$36.76	(54,006)	$30.81

Balance as of December 31, 2008	2,837,685	$28.90	299,392	$31.98

Net cash proceeds from the exercise of stock option awards were $1.2 million, $14.3 million, and $28.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $6.6 million of unrecognized compensation expense related to unvested stock option awards granted under the Company’s stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2008, 2,747,426 awards were vested or expected to vest with a weighted average exercise price of $28.53. At December 31, 2008, there was no intrinsic value associated with these options because the market price of $4.77 on December 31, 2008 was less than the exercise price of all exercisable options.

During the year ended December 31, 2008, the Company issued 128,507 shares of restricted common stock, which were valued at $5.6 million when reduced by estimated forfeitures. These awards vest over a period of five years. At December 31, 2008, there was total unrecognized compensation expense of $9.6 million, net of estimated forfeitures, related to unvested restricted stock awards and units. At December 31, 2008, unrecognized compensation expense was expected to be recognized over a weighted-average period of 3.3 years. The intrinsic value associated with the unvested restricted stock awards was $1.4 million.

Stock option awards outstanding and currently exercisable by exercise price for all plans at December 31, 2008 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$7.00 – $13.31	284,612	3.13	$11.75	284,612	$11.75
$13.35 – $17.38	318,099	1.80	$15.45	318,099	$15.45
$17.46 – $23.00	345,751	2.45	$21.97	345,751	$21.97
$23.41 – $27.11	301,637	3.00	$24.99	301,637	$24.99
$27.56 – $30.69	310,810	1.60	$28.72	302,530	$28.69
$30.97 – $35.71	306,790	1.75	$32.35	293,753	$32.31
$36.08 – $36.08	295,321	2.88	$36.08	143,715	$36.08
$37.24 – $41.45	301,499	3.43	$39.89	147,153	$39.98
$42.67 – $46.84	346,826	3.74	$45.41	203,135	$45.73
$47.23 – $54.15	26,340	5.33	$50.94	7,767	$51.15

Total	2,837,685	2.67	$28.90	2,348,152	$26.54

Valuation and Expense Information

The following table summarizes the total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards and units that the Company recorded for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008		2007		2006
			(As Restated)		(As Restated)

	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units	Employee Stock Options	Restricted Stock Awards and Units
Cost of product sales	$687	$622	$703	$409	$621	$255
Research and development	808	400	1,115	279	1,308	275
Sales and marketing	1,944	1,226	2,168	959	2,769	525
General and administrative	2,957	1,234	3,495	842	3,342	1,106

Stock based compensation expense before income taxes	6,396	3,482	7,481	2,489	8,040	2,161
Income tax benefit	2,108	1,323	2,483	971	2,678	864

Total stock-based compensation expense, net of income taxes	$4,288	$2,159	$4,998	$1,518	$5,362	$1,297

The weighted-average fair value of options granted to employees during the years ended December 31, 2008, 2007 and 2006 were $20.63, $12.21 and $15.39, respectively. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected terms (in years)	3.8	3.8	3.8
Expected volatility	66%	33%	36%
Risk-free interest rate	2.6%	4.7%	4.7%
Expected dividends	—	—	—

Stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest. Consequently, it has been reduced for estimated forfeitures at a rate of 6.6 percent based on the Company’s historical experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NOTE 13 – LOAN RECEIVABLE

Over the course of 2008, the Company loaned $2.3 million to its primary sterilization subcontractor with proceeds used to construct the subcontractor’s Costa Rican sterilization facility. The loan, which is recorded in other assets in the accompanying consolidated balance sheet, bears interest at a rate of 7.0 percent and calls for repayment during the period of 2010 through 2015. The loan is secured by all of the subcontractor’s assets in Costa Rica.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14 – RELATED PARTIES

In June 1997, the Company loaned the former CEO $500,000 pursuant to a provision in the former CEO’s employment agreement. The promissory note, which bore no interest, was collateralized by a mortgage on the CEO’s residence and was due and payable upon either the CEO’s termination of employment or the sale of the CEO’s residence. If the Company terminated the CEO or if it is acquired, the loan was due and payable within 12 months thereafter. In January 2007, the former CEO repaid the loan in its entirety.

NOTE 15 – INCOME TAXES

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)

Domestic	$(41,485)	$(2,753)	$18,671
Foreign	(1,025)	272	16,308

Total	(42,510)	(2,481)	34,979

The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)

Current:
Federal	$874	$6,796	$12,492
State	928	777	2,496
Foreign	863	607	971

Total current	2,665	8,180	15,959
Deferred:
Federal	(8,053)	(9,333)	(8,453)
State	(2,189)	(2,078)	(1,885)
Foreign	(186)	259	1,685

Total deferred	(10,428)	(11,152)	(8,653)

Total income tax provision (benefit)	$(7,763)	$(2,972)	$7,306

The income tax provision (benefit) differed from a provision computed at the U.S. federal statutory tax rate of 35 percent as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)
Statutory rate tax provision	$(14,879)	$(868)	$12,244
State income taxes	(601)	(305)	885
Differences in foreign tax rates	1,106	(1,232)	(5,343)
Research and development credits	(1,327)	(1,285)	(1,397)
Stock-based compensation	414	435	456
Nondeductible expenses	464	250	212
Goodwill impairment	6,631	—	—
Other	429	33	249

Total income tax provision (benefit)	$(7,763)	$(2,972)	$7,306

The Company’s tax expense for the period 2006 through 2008 was significantly reduced due to a tax holiday for its Costa Rica manufacturing operations. Under its holiday, the Company will not be subject to Costa Rican income tax until April 2010. At that time, the Company will become subject to 50 percent of the normal Costa Rican corporate taxes, which are currently 30 percent. After April 2014, the Company will be subject to the normal corporate income tax rate.

Had the Company not benefited from its Costa Rican tax holiday, it would have incurred an additional $2.4 million of income tax expense and loss per share would have increased by $0.09 for 2008. For 2007, the income related to Costa Rica would have generated an additional $3.1 million of income tax expense and income per share would have decreased by $0.11 for a net loss per share. For 2006, the income related to Costa Rica would have increased the Company’s income tax expense by $2.4 million and decreased earnings per share by $0.09.

	Year Ended December 31,
	2008	2007
		(As Restated)

Federal loss carryover	$28,100	$31,536

State loss carryover	$10,900	$17,470

Federal research and development credit carryover	$8,390	$7,567

State research and development credit carryover	$9,306	$7,908

The Company’s federal net operating loss carryforwards will expire during the period 2011 through 2022 if not utilized. The Company’s state net operating loss carryforwards will expire during the period 2014 through 2016 if not utilized. The Company’s federal research and development credit carryforwards will expire during the period 2009 through 2028. The state research and development credits are not subject to expiration.

At December 31, 2008, the Company had approximately $7.3 million of excess stock-based compensation tax deductions that have not been used to reduce income taxes payable. The benefit to be recognized as a component of stockholders’ equity when these deductions are used to reduce income taxes payable is approximately $2.8 million.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under U.S. tax law, certain changes in the Company’s ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits that could be utilized to offset future tax liabilities. At December 31, 2008, approximately $12.4 million of the Company’s federal net operating loss carryforwards of $28.1 million are subject to an annual utilization limit of approximately $1.7 million pursuant to IRC Section 382.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	Year Ended December 31,
	2008	2007
		(As Restated)
Deferred tax assets:
Net operating loss carryovers	$7,359	$7,202
R&D and other tax credits	11,498	9,793
Allowances and reserves	11,055	2,742
Deferred revenue	20,263	15,165
Alternative Minimum Tax credit	271	840
Stock-based compensation	5,076	4,101
Other	526	580

Gross deferred tax assets	56,048	40,423
Valuation allowance	(143)	—

Subtotal	55,905	40,423

Deferred tax liabilities:
Cost recovery	(3,649)	(887)
Non-goodwill intangibles	(6,686)	(8,702)
Other	(110)	—

Gross deferred tax liabilities	(10,445)	(9,589)

Net deferred tax assets	$45,460	$30,834

For 2008, the Company recorded a valuation allowance of approximately $0.1 million related to certain federal and state credits, which were reflected as additional income tax expense.

Income tax benefits resulting from employee stock compensation of $5.3 million, $6.1 million, and $15.2 million were credited to additional paid-in capital for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were approximately $29.1 million as of December 31, 2008. The tax impact resulting from a distribution of these earnings would be approximately $11.1 million.

As a result of the implementation of FIN 48 on January 1, 2007, the Company recognized a $2.1 million increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2008, the Company had accrued approximately $8.5 million related to uncertain tax positions, of which $7.6 million (net of federal benefit), if recognized, would result in a reduction of the effective tax rate. The Company classifies interest and penalties as a component of income tax expense. No interest or penalty provisions have been recorded as of December 31, 2008 as the Company has net operating losses.

The Company’s change in FIN 48 reserves during 2008 and 2007 were as follows:

	2008	2007
		(As Restated)
Balance at January 1	$8,451	$7,924
Additions for tax positions of current period	632	527
Decreases for tax positions taken in prior years	(593)	—

Balance at December 31	$8,490	$8,451

In February 2008, the Company submitted an application with the IRS for an Advanced Pricing Agreement, or APA, relating to the transfer pricing policies between the Company and its foreign subsidiaries. The Company has subsequently withdrawn from the process in 2009.

The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2008 as a result of its net operating loss and credit carryover positions, and by the Texas State Comptroller for the years 2004 through 2008. As the Company has operations in most other US states, other state tax authorities may assess deficiencies related to prior year activities; however, the years open to assessment vary with each state. The Company also files income tax returns for non-US jurisdictions; the most significant of which are the UK, Sweden, and Germany. The years open to adjustment for the UK and Germany are 2004 through 2008. The years open to adjustment for Sweden are 2007 and 2008.

In January 2009, the U.S. Treasury issued temporary cost-sharing regulations. The Company has analyzed these regulations and has decided to adjust its inter-company payments for all open years. As a result of these adjustments to its inter-company payments, the Company will utilize approximately $1.9 million of the FIN 48 reserve and will record an additional income tax expense of approximately $3.6 million in the first quarter of 2009. The Company does not anticipate any additional significant changes in the unrecognized tax benefits in the next twelve months.

NOTE 16 – EMPLOYEE BENEFIT PLAN

The Company maintains a Retirement Savings and Investment Plan (“401(k) Plan”), which covers all U.S. based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management, at its discretion, may make matching contributions in stock on behalf of the participants in the 401(k) Plan. The Company matched approximately $0.9 million, $0.6 million and $0.5 million of employee contributions to the 401(k) Plan in 2008, 2007 and 2006, respectively. The Company matched up to $2,500 in Company stock annually in 2008 and up to $2,000 annually in 2007 and 2006.

NOTE 17 – FAIR VALUE MEASUREMENTS

At December 31, 2008, the assets measured at fair value on a recurring basis consisted of restricted short-term investments of $0.3 million, which were fair valued based on quoted prices from active markets for identical assets. The Company’s short term investments consist primarily of corporate bonds. The Company had no assets or liabilities that were measured at fair value on a non recurring basis. The estimated fair value of the Company’s notes payable and loan receivable approximate the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of December 31, 2008.

NOTE 18 – SEGMENT INFORMATION

The Company has organized its marketing and sales efforts based on three operating segments which are aggregated into one reportable segment—the development, manufacture and marketing of disposable devices for less invasive surgical procedures. Each of the Company’s business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are Sports Medicine, ENT, and Spine.

Product sales by business unit for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)

Sports Medicine	$195,976	$175,659	$153,497
ENT	80,484	70,940	59,390
Spine	23,436	21,896	20,698

Total Product Sales	$299,896	$268,495	$233,585

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)

United States	$210,157	$195,783	$181,267
Non-United States (1)	89,739	72,712	52,318

Total Product Sales	$299,896	$268,495	$233,585

(1)	No additional locations are individually significant.

Long-lived assets by geography were as follows (in thousands):

	December 31,
	2008	2007	2006
		(As Restated)	(As Restated)

United States	$34,706	$33,147	$26,798
Costa Rica	11,830	9,400	7,685
Other	6,254	6,139	5,415

Total long-lived assets	$52,790	$48,686	$39,898

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 19 – QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each quarter in the years ended December 31, 2008 and 2007. In the Company’s opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented.

The following table presents selected unaudited Consolidated Statements of Operations data for each quarter for the year ended December 31, 2008 as described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in these notes to the consolidated financial statements (in thousands, except per-share data):

	Year Ended December 31, 2008
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	As Reported	As Restated

Revenues:
Product sales	$88,492	$75,125	$80,623	$70,202	$73,946
Royalties, fees and other	2,543	2,428	5,053	3,649	3,155

Total revenues	91,035	77,553	85,676	73,851	77,101

Cost of product sales	25,702	23,587	22,892	20,462	28,019

Gross profit	65,333	53,966	62,784	53,389	49,082

Operating expenses:
Research and development	7,730	8,251	7,374	8,584	8,832
Sales and marketing	35,237	32,561	33,595	30,983	31,733
General and administrative	7,604	7,621	22,394	11,558	8,866
Amortization of intangible assets	2,214	1,602	1,652	1,623	1,610
Impairment of goodwill	—	—	—	—	18,945
Reimbursement services	—	380	478	587	521
Investigation and restatement- related costs	—	—	678	5,541	10,802

Total operating expenses	52,785	50,415	66,171	58,876	81,309

Income (loss) from operations	12,548	3,551	(3,387)	(5,487)	(32,227)
Interest and other expense	(158)	(137)	(1,464)	(1,973)	(1,386)

Income (loss) before income taxes	12,390	3,414	(4,851)	(7,460)	(33,613)

Income tax provision (benefit)	3,126	1,183	(1,682)	(2,585)	(4,679)

Net income (loss)	$9,264	$2,231	$(3,169)	$(4,875)	$(28,934)

Weighted-average shares outstanding:
Basic	26,516	26,516	26,607	26,649	26,668
Diluted	27,391	27,391	26,607	26,649	26,668

Earnings (loss) per common share:
Basic	$0.35	$0.08	$(0.12)	$(0.18)	$(1.08)

Diluted	$0.34	$0.08	$(0.12)	$(0.18)	$(1.08)

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents selected unaudited Consolidated Statements of Operations data for each quarter for the year ended December 31, 2007 as described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in these notes to the consolidated financial statements (in thousands, except per-share data):

	Year Ended December 31, 2007
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Revenues:
Product sales	$71,001	$64,392	$76,606	$69,207	$75,492	$61,317	$84,497	$73,579
Royalties, fees and other	2,742	2,639	2,936	2,827	2,969	2,859	2,999	2,896

Total revenues	73,743	67,031	79,542	72,034	78,461	64,176	87,496	76,475

Cost of product sales	20,756	20,775	21,703	21,493	21,200	21,194	21,065	22,919

Gross profit	52,987	46,256	57,839	50,541	57,261	42,982	66,431	53,556

Operating expenses:
Research and development	6,464	7,523	6,624	6,610	6,519	6,512	7,279	7,473
Sales and marketing	29,494	26,072	30,112	25,838	29,531	26,166	34,076	26,508
General and administrative	6,180	6,042	6,130	6,204	6,023	6,106	5,700	5,765
Amortization of intangible assets	1,911	1,916	1,924	1,913	1,753	1,698	1,623	1,593
Reimbursement services	—	1,342	—	2,197	—	1,198	—	29,346

Total operating expenses	44,049	42,895	44,790	42,762	43,826	41,680	48,678	70,685

Income (loss) from operations	8,938	3,361	13,049	7,779	13,435	1,302	17,753	(17,130)
Interest and other income	330	382	475	874	1,010	667	369	284

Income (loss) before income taxes	9,268	3,743	13,524	8,653	14,445	1,969	18,122	(16,846)

Income tax provision (benefit)	2,132	592	3,111	1,368	3,323	311	3,613	(5,243)

Net income (loss)	$7,136	$3,151	$10,413	$7,285	$11,122	$1,658	$14,509	$(11,603)

Weighted-average shares outstanding:
Basic	27,164	27,164	27,261	27,261	27,570	27,570	27,805	27,805
Diluted	28,177	28,177	28,392	28,392	28,856	28,856	29,019	27,805

Earnings (loss) per common share:
Basic	$0.26	$0.12	$0.38	$0.27	$0.40	$0.06	$0.53	$(0.42)

Diluted	$0.25	$0.11	$0.37	$0.26	$0.39	$0.06	$0.50	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the impact of the restatement adjustments described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in these notes to the consolidated financial statements to the Company’s previously reporting net earnings for quarter ended March 31, 2008 (in thousands):

First Quarter

Quarter Ended March 31, 2008
Net income (As Reported)	$9,264
DiscoCare purchase accounting	686
DiscoCare and DRS activities	(5,684)
Revenue recognition	(3,507)
Other	(471)
Tax	1,943

Net Impact of Adjustments	(7,033)

Net income (As Restated)	$2,231

The following table presents the impact of the restatement adjustments described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in these notes to the consolidated financial statements to the Company’s previously reporting net earnings for each quarter in the year ended December 31, 2007 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2007
Net income (As Reported)	$7,136	$10,413	$11,122	$14,509
DiscoCare purchase accounting	—	—	—	(25,840)
DiscoCare and DRS activities	(4,735)	(4,492)	(6,444)	(11,093)
Revenue recognition	(915)	(224)	(2,515)	2,273
Other	125	(155)	(3,517)	(309)
Tax	1,540	1,743	3,012	8,857

Net Impact of Adjustments	(3,985)	(3,128)	(9,464)	(26,112)

Net income (loss) (As Restated)	$3,151	$7,285	$1,658	$(11,603)

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents selected unaudited Consolidated Balance Sheet data for each quarter for the year ended December 31, 2008 as described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in these notes to the consolidated financial statements (in thousands):

	December 31, 2008
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	As Reported	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$32,196	$29,149	$38,067	$35,124	$33,506
Restricted cash equivalents and investments	972	3,945	4,390	4,480	4,474
Accounts receivable, net of allowances	80,483	41,607	44,933	40,164	41,797
Inventories, net	57,206	52,379	52,666	59,672	56,437
Deferred tax assets	10,406	25,079	25,079	25,259	29,265
Prepaid expenses and other current assets	4,851	7,237	10,001	14,799	8,654

Total current assets	186,114	159,396	175,136	179,498	174,133
Property and equipment, net	45,239	48,739	52,290	51,375	48,933
Intangible assets, net	35,946	28,705	27,775	25,917	24,085
Goodwill	166,710	140,304	140,892	139,555	118,054
Deferred tax assets	4,940	6,668	6,668	6,668	16,651
Other assets	6,643	2,511	4,821	5,052	5,420

Total assets	$445,592	$386,323	$407,582	$408,065	$387,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,504	$13,045	$15,617	$16,801	$17,607
Accrued liabilities	19,881	28,675	51,964	55,961	60,200
Deferred tax liabilities	530	530	552	540	129
Deferred revenue	—	1,878	1,317	303	—
Current portion of notes payable	—	—	—	—	55,000
Income taxes payable	281	—	—	—	—

Total current liabilities	34,196	44,128	69,450	73,605	132,936
Notes payable	60,000	60,000	55,000	55,000	—
Deferred tax liabilities	383	383	585	484	327
Deferred revenue	—	—	500	1,618	3,210
Other non-current liabilities	6,981	6,517	6,499	6,481	6,521

Total liabilities	101,560	111,028	132,034	137,188	142,994

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	27	27	27	27	27
Treasury stock	(112,355)	(112,937)	(112,813)	(112,639)	(110,945)
Additional paid-in capital	366,082	361,453	364,474	367,301	374,089
Accumulated other comprehensive income (loss)	2,612	4,209	4,486	1,690	(3,800)
Retained earnings (deficit)	87,666	22,543	19,374	14,498	(15,089)

Total stockholders’ equity	344,032	275,295	275,548	270,877	244,282

Total liabilities and stockholders’ equity	$445,592	$386,323	$407,582	$408,065	$387,276

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents selected unaudited Consolidated Balance Sheet data for each quarter for the year ended December 31, 2007 as described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in these notes to the consolidated financial statements (in thousands):

	December 31, 2007
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$28,495	$28,496	$26,933	$26,933	$44,548	$18,602	$39,409	$38,249
Restricted cash equivalents and investments	13,183	13,183	14,124	14,124	10,390	36,337	3,841	4,927
Accounts receivables, net of allowances	61,940	34,222	67,442	36,251	71,658	33,183	69,924	40,836
Inventories, net	50,019	51,052	49,206	50,121	52,390	53,946	61,776	55,283
Deferred tax assets	14,456	18,994	14,409	18,947	14,384	18,923	10,406	25,079
Prepaid expenses and other current assets	3,377	5,919	5,174	7,678	4,796	6,874	5,164	7,592

Total current assets	171,470	151,866	177,288	154,054	198,166	167,865	190,520	171,966

Property and equipment, net	36,815	39,700	38,898	42,509	38,764	42,442	43,405	46,944
Intangible assets, net	35,846	35,025	33,964	33,179	32,324	31,576	37,705	30,246
Goodwill	139,684	140,224	139,674	140,243	139,829	140,425	166,771	140,182
Deferred tax assets	—	2,266	—	2,266	—	2,266	4,940	6,668
Other assets	2,502	2,561	3,202	2,486	6,808	2,328	6,727	1,941

Total assets	$386,317	$371,642	$393,026	$374,737	$415,891	$386,902	$450,068	$397,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,867	$11,127	$13,070	$12,491	$13,543	$12,977	$15,726	$15,248
Accrued liabilities	33,416	35,732	22,856	26,166	21,231	26,167	25,786	32,432
Deferred tax liabilities	13	13	35	35	56	56	530	530
Deferred revenue	—	—	—	—	—	—	—	1,765
Income taxes payable	3,314	2,086	4,009	1,875	1,865	801	130	—

Total current liabilities	48,610	48,958	39,970	40,567	36,695	40,001	42,172	49,975
Notes payable	—	—	—	—	—	—	60,000	60,000
Deferred tax liabilities	538	538	538	538	538	538	383	383
Deferred revenue	—	1,436	—	1,545	—	1,655	—	—
Other non-current liabilities	5,928	5,928	5,899	5,899	5,869	5,869	7,010	6,536

Total liabilities	55,076	56,860	46,407	48,549	43,102	48,063	109,565	116,894

Stockholders’ equity
Preferred stock	—	—	—	—	—	—	—	—
Common stock	27	27	27	27	28	28	27	27
Treasury stock	(41,644)	(41,961)	(41,644)	(41,961)	(41,644)	(41,961)	(100,682)	(101,321)
Additional paid-in capital	328,672	330,363	333,277	334,055	347,964	344,654	360,374	358,065
Accumulated other comprehensive income	1,828	3,380	2,187	3,809	2,547	4,202	2,382	3,970
Retained earnings	42,358	22,973	52,772	30,258	63,894	31,916	78,402	20,312

Total stockholders’ equity	331,241	314,782	346,619	326,188	372,789	338,839	340,503	281,053

Total liabilities and stockholders’ equity	$386,317	$371,642	$393,026	$374,737	$415,891	$386,902	$450,068	$397,947

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents selected unaudited Consolidated Statements of Cash Flows data for each quarter for the year ended December 31, 2008 as described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in these notes to the consolidated financial statements (in thousands):

	Year Ended December 31, 2008
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	As Reported	As Restated
Cash flows from operating activities:
Net income (loss)	$9,264	$2,231	$(3,169)	$(4,875)	$(28,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,775	5,364	5,692	5,941	5,997
Impairment of goodwill	—	—	—	—	18,945
Provision for doubtful accounts receivable and product returns	435	1,785	990	2,697	1,786
Provision for inventory and warranty reserves	1,004	1,015	95	568	6,309
Non-cash stock compensation expense	2,704	2,765	2,609	2,710	2,575
Deferred taxes	—	—	165	(234)	(10,359)
Income tax benefits relating to employee stock options	(891)	(1,111)	(169)	(46)	(3,832)
Other	(352)	434	(997)	(1,068)	1,044
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(10,220)	(2,963)	(4,074)	3,020	(3,616)
Inventories	3,543	1,863	1,034	(7,676)	(3,175)
Prepaid expenses and other current assets	438	(213)	(3,951)	(4,648)	6,716
Accounts payable	(2,252)	(2,215)	2,420	1,133	842
Accrued liabilities	(5,843)	(3,423)	23,487	3,972	4,258
Deferred revenue	—	113	(61)	104	1,289
Income taxes payable	2,285	—	—	—	—

Net cash provided by operating activities	5,890	5,645	24,071	1,598	(155)

Cash flows from investing activities:
Purchases of property and equipment	(5,573)	(5,678)	(7,849)	(4,078)	(3,285)
Earnout payment for purchase of ATI, net	—	—	(483)	—	—
Payments for business combinations, and purchases of intangible assets	(500)	(357)	(1,018)	—	—
Disbursement of loan receivable	—	—	(1,105)	(440)	(775)
Maturities and other changes in restricted cash equivalents and investments	—	999	(475)	(100)	(28)
Proceeds from maturities of available-for-sale securities	2,863	—	—	—	—

Net cash used in investing activities	(3,210)	(5,036)	(10,930)	(4,618)	(4,088)

Cash flows from financing activities:
Payments for purchases of treasury stock	(11,778)	(11,778)	—	—	—
Repayments on revolving Credit Agreement	—	—	(5,000)	—	—
Payment of deferred debt cost	—	—	—	—	(114)
Proceeds from issuance of common stock, net of issuance costs	171	171	—	220	—
Proceeds from exercise of options to purchase common stock, net of issuance costs	614	614	536	71	—
Income tax benefit relating to employee stock options	891	1,111	169	46	3,832

Net cash provided by (used in) financing activities	(10,102)	(9,882)	(4,295)	337	3,718

Effect of exchange rate changes on cash and cash equivalents	209	173	72	(260)	(1,093)

Net increase (decrease) in cash and cash equivalents	(7,213)	(9,100)	8,918	(2,943)	(1,618)
Cash and cash equivalents, beginning of the period	39,409	38,249	29,149	38,067	35,124

Cash and cash equivalents, end of the period	$32,196	$29,149	$38,067	$35,124	$33,506

The following table presents selected unaudited Consolidated Statements of Cash Flows data for each quarter for the year ended December 31, 2007 as described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in these notes to the consolidated financial statements (in thousands):

	Year Ended December 31, 2007
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Cash flows from operating activities:
Net income (loss)	$7,136	$3,151	$10,413	$7,285	$11,122	$1,658	$14,509	$(11,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,453	5,475	5,313	5,433	5,213	5,275	5,224	5,146
Provision for doubtful accounts receivable and product returns	1,510	2,684	383	1,219	971	1,270	(366)	1,315
Provision for inventory and warranty reserves	915	413	1,600	2,072	1,384	1,251	(139)	1,077
Non-cash stock compensation expense	2,466	2,863	2,513	2,487	2,580	2,597	2,656	3,176
Deferred taxes	—	(4,307)	—	138	—	90	(630)	(7,073)
Income tax benefits relating to employee stock options	(176)	(425)	(257)	(595)	(2,551)	(2,794)	(4,827)	(678)
Other	436	(78)	(499)	(78)	(1,168)	993	517	(541)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,388)	2,098	(5,784)	(3,370)	(4,835)	1,149	(11,758)	(8,563)
Inventories	688	1,346	(841)	(1,125)	(4,668)	(5,026)	(1,334)	(2,476)
Prepaid expenses and other current assets	1,337	1,687	(2,585)	(710)	(3,288)	(52)	(209)	(336)
Accounts payable	(1,100)	(1,053)	1,300	1,367	464	484	2,072	2,280
Accrued liabilities	(2,794)	2,131	4,843	4,453	(790)	423	3,309	7,790
Deferred revenue	—	110	—	109	—	110	—	110
Income taxes payable	1,209	(403)	1,604	(203)	1,983	(1,078)	3,576	1,654

Net cash provided by (used in) operating activities	15,692	15,692	18,003	18,482	6,417	6,350	12,600	(8,722)

Cash flows from investing activities:
Purchases of property and equipment	(4,283)	(4,642)	(5,295)	(6,113)	(3,219)	(3,384)	(7,401)	(8,496)
Payments for business combinations, including earnouts, and purchases of intangible assets	(1,795)	(1,657)	(14,776)	(14,776)	—	—	(24,696)	—
Purchases of restricted investments	—	—	—	—	—	—	(1,301)	(1,302)
Maturities and other changes in restricted cash equivalents and investments	—	—	—	—	—	(24,630)	—	32,711
Proceeds from maturities of available-for-sale securities	2,125	2,125	(885)	(885)	3,732	2,416	7,901	—

	(3,953)	(4,174)	(20,956)	(21,774)	513	(25,598)	(25,497)	22,913

Cash flows from financing activities:
Payments for purchases of treasury stock	—	—	—	—	—	—	(59,646)	(59,646)
Proceeds from draws on revolving Credit Agreement	—	—	—	—	—	—	60,000	60,000
Proceeds from issuance of common stock, net of issuance costs	143	143	—	—	163	163	—	—
Proceeds from exercise of options to purchase common stock, net of issuance costs	894	894	1,198	1,198	7,793	7,793	4,413	4,413
Income tax benefit relating to employee stock options	176	425	257	595	2,551	2,794	4,827	678

Net cash provided by financing activities	1,213	1,462	1,455	1,793	10,507	10,750	9,594	5,445

Effect of exchange rate changes on cash and cash equivalents	12	(15)	(64)	(64)	178	167	(1,836)	11

Net increase (decrease) in cash and cash equivalents	12,964	12,965	(1,562)	(1,563)	17,615	(8,331)	(5,139)	19,647
Cash and cash equivalents, beginning of the period	15,531	15,531	28,495	28,496	26,933	26,933	44,548	18,602

Cash and cash equivalents, end of the period	$28,495	$28,496	$26,933	$26,933	$44,548	$18,602	$39,409	$38,249

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 20 – SUPPLEMENTAL CASH FLOW INFORMATION

Information below is in thousands:

	Year Ended December 31,
	2008	2007	2006
		(As Restated)	(As Restated)
Cash paid for interest	$2,991	$—	$1,926
Cash paid for income taxes	4,553	5,144	1,464
Non-cash investing and financing activities:
Stock issued for acquisition of business	—	—	8,054

NOTE 21 – SUBSEQUENT EVENTS

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

Settlement of State Farm Claims for Reimbursement

On May 26, 2009, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with State Farm Mutual Automobile Insurance Company, State Farm Fire & Casualty Insurance Company and their affiliates (collectively, “State Farm”) regarding prior claims for reimbursement made to State Farm related to cases in which letters of protection were held by DiscoCare. Pursuant to the Settlement Agreement, State Farm and ArthroCare each released the other and the other’s subsidiaries and affiliates generally from any claims, demands, losses and liabilities occurring prior to the date of the Settlement Agreement, other than third party claims. In consideration of the mutual releases, and without admitting any liability or wrongdoing, the Company agreed to pay State Farm an aggregate of $2.5 million which reduced the Company’s accrued liabilities when paid in the second and third quarters of 2009. In addition, the Company agreed that it will not seek payment from State Farm on any pending SpineWand claims for which the SpineWand surgical device was provided in exchange for a letter of protection.

Securities Purchase Agreement

On September 1, 2009, the Company issued and sold to OEP AC Holdings, LLC (“OEP”) 75,000 shares of the Company’s Series A 3.00 Percent Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $75.0 million (the “Equity Financing”) pursuant to the Securities Purchase Agreement dated August 14, 2009 by and between the Company and OEP.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

At any time after September 1, 2014, or in connection with a change in control, holders may require the Company to redeem any or all outstanding shares of Series A Preferred Stock at the Liquidation Preference of such redeemed Series A Preferred Stock including any applicable make-whole adjustment.

Termination of Credit Agreement

On September 1, 2009, the Company repaid in full all of its outstanding indebtedness under the Credit Agreement dated January 13, 2006, as subsequently amended from time to time. In connection with the repayment of all outstanding indebtedness under the Credit Agreement, all rights and obligations under the Credit Agreement have been terminated and all security interests and other encumbrances have been released, other than the Company’s obligations with respect to a letter of credit issued in favor of an affiliate of one of the Lenders in the amount of €750,000, which has been cash collateralized in the approximate amount of $1.4 million.

The Company used approximately $39 million of the proceeds of its offering of $75.0 million of the Company’s Series A 3.00 percent Convertible Preferred Stock to repay all outstanding indebtedness under the Credit Agreement and to cash collateralize the letter of credit.

ARTHROCARE CORPORATION

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

Pursuant to this evaluation, our CEO and CFO concluded that, as of December 31, 2008, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level. We have not filed periodic reports on a timely basis, as required by the rules of the SEC, since May 2008. The restatement of our consolidated financial statements for the years ended December 31, 2007 and 2006 and for the quarter ended March 31, 2008, as discussed in Note 2 , “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements, resulted in an inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009. In addition, as described below, management identified material weaknesses in our internal control over financial reporting.

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

To address the material weaknesses described in this Item 9A, management performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with GAAP. As a result of these procedures and other factors, including internal procedures that identified revisions to previously issued financial statements and the performance of additional procedures by management designed to establish the reliability of financial reporting, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

ARTHROCARE CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act, refers to a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.” As a result of management’s evaluation of our internal control over financial reporting, management identified the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

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

ARTHROCARE CORPORATION

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

ARTHROCARE CORPORATION

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Report on Form 10-K for the year ended December 31, 2008, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which report is set forth on page 60 of this annual report and is incorporated by reference in this Item 9A.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the period from April 1, 2008 through the date of this filing (including the quarter ended December 31, 2008) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, Management concluded it has identified the material weaknesses discussed above and implemented material enhancements during the period from April 1, 2008 through the date of this filing to remediate our material weaknesses in internal control over financial reporting as discussed below.

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

ARTHROCARE CORPORATION

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

ARTHROCARE CORPORATION

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

The material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this annual report. We have performed additional substantive procedures in an effort to provide reasonable assurance that the underlying transactions reflected in our financial statements are supported and that the financial statements are fairly presented as of the date of this report.

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

ITEM 9B.	OTHER INFORMATION

None.

ARTHROCARE CORPORATION

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below is information regarding our Board of Directors, including his or her age as of September 30, 2009, his or her positions and offices held with us and certain biographical information:

Name of Nominee	Age	Position and Offices Held in the Company	Director Since
Christian P. Ahrens (1)’	33	Director	September 2009
Gregory A. Belinfanti (2)	34	Director	September 2009
Barbara D. Boyan, Ph.D. (1)(2)	61	Director	March 2004
David Fitzgerald	75	President and Chief Executive Officer, Director	April 2003
James G. Foster (1)(3)	63	Director	August 2002
Terrence E. Geremski (3)	62	Director	December 2006
Tord B. Lendau (3)	52	Director	June 2001
Peter L. Wilson (1)(2)	65	Director	June 2001

(1)	Member of Compensation Committee
(2)	Member of Nominating and Corporate Governance Committee
(3)	Member of Audit Committee
(4)	There are no family relationships among any directors or executive officers of the Company.

Christian P. Ahrens became a director of the Company in September 2009. He is currently a Managing Director of One Equity Partners and, prior to joining OEP in 2001, worked at Goldman Sachs. Mr. Ahrens currently serves on the board of directors of certain private portfolio companies of One Equity Partners. Mr. Ahrens received his A.B. from Princeton University.

Gregory A. Belinfanti became a director of the Company in September 2009. Mr. Belinfanti is currently a Managing Director of One Equity Partners and, prior to joining OEP in 2006, served as a Vice President in the Investment Banking division of Lehman Brothers, specializing in Global Healthcare. He currently serves on the board of directors of certain private portfolio companies of One Equity Partners. Mr. Belinfanti received his B.A. from New York University and his J.D. from Harvard Law School.

Barbara D. Boyan, Ph.D. became a director of the Company in March 2004. From 2002, Dr. Boyan has been a Professor in the Wallace H. Coulter Department of Biomedical Engineering at Georgia Tech and Emory University, Georgia Institute of Technology in Atlanta, Georgia. During the same time frame, Dr. Boyan has also held the Price Gilbert, Jr. Chair in Tissue Engineering at the Georgia Institute of Technology. Dr. Boyan was Deputy Director for Research, Georgia Tech/Emory Center for Engineering of Living Tissues, Georgia Institute of Technology, until 2008, when she assumed the position of Associate Dean for Research in Georgia Tech’s College of Engineering. From 1981 to 2002, Dr. Boyan was Professor and Vice Chair for Research, Department of Orthopedics at the University of Texas Health Science Center at San Antonio, San Antonio, Texas, where she also served as Director, Industry University Cooperative Research Center and Director, Center for the Enhancement of the Biology/Biomaterials Interface. Dr. Boyan is a founder of Osteobiologics, Inc., an orthopedic device company that was acquired by Smith & Nephew. She also served on the board of directors of IsoTis, Inc. and presently serves on the board of Carticept Medical, Inc. Most recently, she founded SpherIngenics, Inc., a stem cell delivery company, and serves as its Chief Scientific Officer. Dr. Boyan is a consultant to several companies, including: Exactech, Inc.; Musculoskeletal Transplant Foundation; Spineology, Inc.; Henry Schein, Inc.; Ace Medical, Inc; and Institut Straumann AG. These companies focus on a variety of biomedical technologies, including, among other things, bone graft substitutes, cartilage repair and electromagnetic fields, and dental and orthopedic implant materials. Dr. Boyan has also served on the board of directors of various charitable and non-profit organizations, and educational institutions, including the International Conferences on the Chemistry and Biology of Mineralized Tissue, the International Conferences on the Growth Plate and the Dentistry Division of the American Association for the Advancement of Science. Dr. Boyan is also a member of the following committees of the American Academy of Orthopedic Surgeons: Women’s Health Initiatives; Orthopedic Device Forum; and Biologic Implants. Dr. Boyan holds a B.A., M.A. and Ph.D. in biology from Rice University.

David Fitzgerald became a director of the Company in April 2003. From February through October 2009, Mr. Fitzgerald served as Acting President and Chief Executive Officer and on October 21, 2009, was named President and Chief Executive Officer. Mr. Fitzgerald spent twenty-five years in management positions at Pfizer, Inc., serving as President and Chief Executive Officer of its Howmedica division during his last fifteen years with the company, prior to retiring in 1996. Since his retirement, Mr. Fitzgerald has served as a Director for public companies such as: LifeCell Corporation from 2001 to 2008 and Chairman of Orthovita, Inc. from 2002 to 2009. He currently serves on the board of advisors of Sandvik MedTech, a contract manufacturer in the medical devices area. He holds a B.S. from American International College and a M.B.A. from New York University.

ARTHROCARE CORPORATION

James G. Foster became a director of the Company in August 2002. From December 1994 until he retired in June 2001, Mr. Foster was Vice President and General Manager of Medtronic Heart Valves, a division of Medtronic, Inc. From February 1984 to December 1994, Mr. Foster held various positions at Medtronic, including Vice President of Cardiac Surgery Sales & Strategic Planning in 1994, Vice President and General Manager of Medtronic Neurological Implantables from 1992 to 1994, Vice President and General Manager of Medtronic Interventional Vascular from 1990 to 1992 and Vice President and General Manager of Medtronic Blood Systems from 1983 to 1989. Mr. Foster was a director of LifeCell Corporation from March 1995 until it was acquired by KCI in June 2008. Mr. Foster also serves on the board of Life Coaches. He holds a master’s degree in management from the Sloan School at MIT and a B.S. from St. Joseph’s University in Philadelphia.

Terrence E. Geremski became a director of the Company in December 2006. From 2001 to 2006, Mr. Geremski was Senior Vice President Finance and Chief Financial Officer of Carpenter Technology Corporation, an international manufacturer and distributor of specialty metals and engineered products. From 1992 to 2000, Mr. Geremski served as Executive Vice President and Chief Financial Officer as well as a Board member of Guilford Mills, Inc., a North Carolina-based international textile company. He also served as Vice President and Controller and various other management positions for Varity Corporation from 1979-1991. Mr. Geremski has also been an auditor and tax manager with Price Waterhouse in Chicago, IL and Toledo, OH. Mr. Geremski holds a B.B.A. in accounting from the University of Toledo and a M.B.A. in finance from The Ohio State University.

Tord B. Lendau became a director of the Company in June 2001. Mr. Lendau is the General Manager of Sandvik MedTech AB, a contract manufacturer in medical devices. From 2002 to 2006, Mr. Lendau was the Chief Executive Officer of Artimplant AB, a biomaterials company. From 1998 to 2002, Mr. Lendau was President of Noster Systems AB, a medical device company developing a system to detect the bacteria that causes stomach ulcers. From 1997 to 1998, he acted as President of ArthroCare Europe AB, overseeing the start-up of its international operations. Mr. Lendau was Vice President and General Manager of Medtronic/Synectics from 1996 to 1997 after the acquisition of Synectics Medical AB by Medtronic, Inc. Prior to this acquisition, from 1991 to 1996, Mr. Lendau was the CEO of Synectics Medical AB, a Swedish public company. Mr. Lendau studied in M.Sc. at Linköping University and has a B.S. degree in Electronics.

Peter L. Wilson became a director of the Company in June 2001. Mr. Wilson currently serves on the board of directors of Conceptus, Inc. a marketer of the Essure permanent birth control device. Mr. Wilson was President and Chief Executive Officer of Patient Education Systems from 1995 to 1998. Between 1992 and 1994, Mr. Wilson was an independent consultant in healthcare business development and marketing. From 1972 to 1992, Mr. Wilson worked for Procter & Gamble/Richardson Vicks, where he held various positions, including President of Richardson Vicks, Vice President/General Manager of Procter & Gamble Vicks Healthcare, President/General Manager of the Vidal Sassoon Division and President/General Manager of the Personal Care Division. Mr. Wilson holds an M.B.A. in marketing from Columbia University and a B.A. from Princeton University.

Executive Officers

The executive officers of the Company and their ages as of September 30, 2009 are as follows:

Name	Age	Position	Executive Officer Since

David Fitzgerald	75	President and Chief Executive Officer, Director	February 2009

Todd Newton	47	Senior Vice President and Chief Financial Officer	April 2009

Richard A. Christensen	50	Senior Vice President, Operations	December 2004

Sten I. Dahlborg	46	Senior Vice President and President, International	December 2008

James L. Pacek	59	Senior Vice President, Strategic Business Units	December 2008

Richard W. Rew	41	Senior Vice President and General Counsel	December 2008

Brian T. Simmons	34	Vice President, Finance and Chief Accounting Officer	December 2008

Todd Newton joined us in April 2009. Prior to joining us, he served in various executive officer roles at Synenco Energy, Inc. from 2004 to 2008, including as President and Chief Executive Officer; President and Chief Operating Officer; and Executive Vice President and Chief Financial Officer. Before joining Synenco Energy, Mr. Newton served in various roles at Deloitte & Touche LLP from 1984 to 2004, including as partner from 1994 to 2004. Mr. Newton earned a Bachelor’s degree in Business Administration from the University of Texas at San Antonio, from which he graduated in 1984. Mr. Newton is a member of the Texas State Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Richard A. Christensen joined us in 2002 and is responsible for leading our global manufacturing, research and development, materials management, and quality and regulatory operations. In 2003, Mr. Christensen was also

ARTHROCARE CORPORATION

named Administrative Manager for ArthroCare Costa Rica, SRL. Previously, Christensen spent 20 years in the automotive industry primarily with General Motors. His automotive career included: Vice President of Operations for Build-To-Order, Inc., a start-up automobile company and Executive-in-Charge of GM’s Project Center, the group responsible for the conceptual design and manufacture of next generation automotive products. In addition, he served as assistant controller for General Motors to Brazil responsible for re-establishing manufacturing operations in Argentina and a GM/Automotive supplier production complex in southern Brazil. He also led the re-engineering of GM’s SAAB Cars USA and UK-based Group Lotus, plc operations. Mr. Christensen holds a Bachelor of Arts degree in economics from the University of Illinois and a M.B.A. from the University of Chicago.

Sten I. Dahlborg joined us in May 1998 as Managing Director, ArthroCare Europe AB. In May 2003, Mr. Dahlborg was named Vice President and General Manager, ArthroCare Europe and then Senior Vice President and President, International Operations in April 2008. Prior to joining us, Mr. Dahlborg was Business Director of Medtronic Synectics from 1996 to 1998. From 1994 to 1996, Mr. Dahlborg was President of Synectics Medical, Inc. and held various sales and marketing positions with Synectics from 1991 to 1994. Mr. Dahlborg holds a M.Sc. degree in Engineering Physics from Chalmers University of Technology, Gothenburg, Sweden.

James L. Pacek returned to us in November 2006 as Vice-President and General Manager, Interventional Therapies and was named Senior Vice President, Strategic Business Units in December 2008. He joined us from the Sorin Group, where he held the position of President of ELA Medical. Mr. Pacek originally joined us in October of 1999, as Managing Director and General Manager, AngioCare division. Prior to joining us in 1999, Mr. Pacek held progressive sales, marketing and general management responsibilities with American Hospital Supply, Baxter, and Medtronic including a role as Vice President Business Unit Operations for Medtronic Europe. Mr. Pacek holds a Bachelors degree in Business Administration from the University of Illinois.

Richard W. Rew joined us in July 2006 as Vice President of Legal Affairs and was named Senior Vice President and General Counsel in December 2008. He joined us from Activant Solutions Inc., a software and services company. Mr. Rew served as General Counsel of Activant beginning in 2000, became Secretary in 2002, and became Vice President, General Counsel & Secretary in 2005. Prior to Activant, he served as General Counsel for EZCORP Inc. from 1996 to 2000. Mr. Rew holds a B.A., Plan II Honors Program from the University of Texas at Austin and a J.D. from the University of Oklahoma. Mr. Rew is a member of the State Bar of Texas.

Brian T. Simmons joined us as Vice President, Finance in February 2007. Prior to joining us, he served as controller for the Security business unit of General Electric Company beginning in 2003 where he was responsible for the accounting function and financial reporting to General Electric Corporate. He began his career in 1998 as an auditor with PricewaterhouseCoopers LLP, working on audit and attest engagements in a variety of industries. Mr. Simmons holds a Bachelor of Science in Business Administration and a Master’s degree in Accounting from Trinity University. Mr. Simmons is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants.

Board Meetings and Committees

Audit Committee. During the first six months of Fiscal Year 2008 the Audit Committee consisted of Terrence E. Geremski, David Fitzgerald, Tord B. Lendau and Peter L. Wilson. During the last six months of Fiscal Year 2008, the Audit Committee consisted of Messrs. Geremski, Fitzgerald and Lendau. The Audit Committee is responsible for, among other duties, reviewing our internal audit and accounting processes, reviewing the results and scope of the audit and other services provided by our independent registered public accounting firm and reviewing and discussing audited financial statements, management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and other accounting matters with the our management. During the Fiscal Year 2008, the Audit Committee held forty-eight meetings during which they reviewed and discussed financial presentations and related matters. The Audit Committee also met with our independent registered public accounting firm to discuss the audit for Fiscal Year 2008.

Our Board of Directors has determined that the four members who have served on the Audit Committee during the Fiscal Year 2008, Messrs. Fitzgerald, Geremski, Lendau, and Wilson are independent under SEC rules and as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Furthermore, the Board of Directors has determined

ARTHROCARE CORPORATION

that Mr. Geremski is an “audit committee financial expert” under SEC rules and has accounting or related financial expertise under Nasdaq listing standards. No current member of the Audit Committee serves on more than three audit committees of publicly-held companies.

We have adopted an Audit Committee Charter. Our Audit Committee Charter is available on our website at www.arthrocare.com. We intend to post all amendments, if any, to our Audit Committee Charter on our website.

Compensation Committee. During the Last Fiscal year the Compensation Committee consisted of Messrs. Fitzgerald, Wilson and Dr. Boyan. Upon Mr. Fitzgerald accepting the position as Acting President and Chief Executive Officer in February 2009, he resigned his position on the Compensation Committee and was replaced by Mr. Foster. The purpose of the Compensation Committee is to review and make recommendations to the Board of Directors regarding all forms of compensation to be provided to the executive officers and employees of the Company. The Committee’s policy is to ensure that senior management will be accountable to the Board of Directors through the effective application of compensation policies applicable to the Company’s executive officers, including performance goals and stock and incentive compensation. In addition, the Committee strives to attract and retain key management talent, to support the achievement of the Company’s business strategies through the establishment of appropriate compensation components, to ensure the integrity of the Company’s compensation and benefit practices and to safeguard the interests of the Company’s stockholders. The Committee is responsible for, among other duties, reviewing and approving the compensation arrangements for the Company’s senior management and any compensation plans in which the executive officers and directors are eligible to participate and acting as administrator of the Company’s stock option plans, Employee Stock Purchase Plan and such other equity participation plans as may be adopted by the Board of Directors. The Committee’s role includes coordination and cooperation with other Board committees, management, external auditors, counsel and other committee advisors. During the Last Fiscal year, the Compensation Committee held 8 meetings. Our Board of Directors has determined that the three members who served on the Compensation Committee during the Last Fiscal year, Messrs. Fitzgerald and Wilson, and Dr. Boyan, are independent, or were independent during the Last Fiscal year in Mr. Fitzgerald’s case, under SEC rules and NASDAQ listing standards.

The Company has adopted a Compensation Committee Charter, a copy of which is available on our website at www.arthrocare.com. We intend to post all amendments, if any, to our Compensation Committee Charter on our website.

Nominating and Corporate Governance Committee. During the first six months of the Last Fiscal year the Nominating and Corporate Governance Committee consisted of Mr. Foster, Mr. Lendau and Dr. Boyan. The Nominating and Corporate Governance Committee is responsible for, among other duties, identifying appropriate candidates for nomination to membership on the Board of Directors. The Nominating and Corporate Governance Committee held five meetings during the Last Fiscal year. The Nominating and Corporate Governance Committee is also responsible for reviewing director nominees recommended by stockholders of the Company. The procedures for making such a recommendation are described in the Company’s bylaws and below in the section entitled “Process for Identification and Recommendation of Director Candidates.” Our Board of Directors has determined that the four members who served on the Nominating and Corporate Governance Committee during the Last Fiscal year, Messrs. Foster, Lendau, Wilson, and Dr. Boyan, are independent under SEC rules and NASDAQ listing standards.

Process for Identification and Recommendation of Director Candidates. Members of our Nominating and Corporate Governance Committee and our security holders may recommend or suggest director candidates. You should refer any director candidates for consideration to our Nominating and Corporate Governance Committee, which may then recommend the director candidate to our Board of Directors for its consideration, if deemed appropriate.

If you wish to recommend a director candidate for consideration by the Nominating and Corporate Governance Committee, you must make such recommendation by following the procedures described below in “Communications with Our Board of Directors”. Each stockholder recommendation must include at a minimum the following: (i) the director candidate’s name; (ii) the director candidate’s biographical information and qualifications; (iii) whether the director candidate is a member of any recommending security holder’s immediate

ARTHROCARE CORPORATION

family; (iv) whether a director candidate, or any member of the director candidate’s immediate family, has been an employee of any recommending security holder; (v) whether the director candidate, or any member of the director candidate’s immediate family, has accepted any consulting, advisory or other compensatory fees from any recommending security holder or any affiliate thereof; (vi) whether the director candidate is an executive officer or director (or person fulfilling similar functions) of any recommending security holder or any affiliate thereof; (vii) whether the director candidate controls any recommending security holder; and (viii) the director candidate’s acknowledgment that such person is willing to be nominated for directorship and serve as a director if elected. The stockholder must also provide the Board of Directors with any additional information as may reasonably be required to determine whether the director candidate is qualified to serve on the Board of Directors or any committee thereof. Each stockholder recommending a director candidate under Rule 14a-8 of the Securities Exchange Act of 1934 must also disclose to the Nominating and Corporate Governance Committee: (i) the number of shares owned by the stockholder; (ii) any derivative, swap or other transaction that gives the stockholder economic risk similar to ownership in the Company; (iii) any proxy, agreement or relationship that confers a right in the stockholder to vote any shares of our stock; (iv) any agreement the purpose of which is to increase or decrease the level of risk to the stockholder with respect to the shares of the Company; (v) any performance-related fees to which the stockholder is entitled based on the changes in the value of our stock; and (vi) any other information relating to the stockholder that would be required to be disclosed in a proxy statement filed under Section 14 of the Securities Exchange Act of 1934. Additionally, the stockholder must provide notice to us of director nominations not less than 90 days or more than 120 days prior to the first anniversary of the preceding year’s annual meeting. However, if the date of the annual meeting is more than 60 days after the anniversary of the prior year’s annual meeting, the deadline for director nominations is 10 days after the public announcement of the date of the annual meeting.

Our Nominating and Corporate Governance Committee will investigate, evaluate and interview, as appropriate, a director candidate with regard to his or her individual characteristics as well as with regard to how those characteristics fit with the short- and long-term needs of the Board of Directors as a whole. The Nominating and Corporate Governance Committee and our Board of Directors, as appropriate, review the following considerations, among others, in their evaluation of candidates for nomination to our Board of Directors:

•	experience in corporate governance;

•	experience in our industry;

•	experience as a board member of a publicly-held company;

•	academic expertise in the area of our operations;

•	independence from our Company;

•	loyalty, positive reputation and ethical character;

•	stock ownership in our Company;

•	social and professional diversity; and

•	other relevant legal and regulatory qualifications.

Candidates recommended by a stockholder will be evaluated in the same manner as any candidate identified by a member of our Nominating and Corporate Governance Committee.

We have adopted a Nominating and Corporate Governance Committee Charter, a copy of which is available on our website at www.arthrocare.com. We intend to post all amendments, if any, to our Nominating and Corporate Governance Committee Charter on our website.

DIRECTOR ATTENDANCE POLICY

All incumbent directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors on which he or she served.

CODE OF ETHICS

Effective August 14, 2009, our Board of Directors adopted amendments to our Code of Business Conduct and Ethics, or the Code. These amendments provide that our employees may not provide non-employee health care

ARTHROCARE CORPORATION

professionals with gifts, entertainment or recreational items, regardless of value. Limited exceptions to this general rule are made for modest meals incidental to a scientific presentation and educational items of modest value that serve a genuine educational function and benefit patients. The amendments also set forth the roles of our new General Counsel and new Compliance Officer in certain governance matters.

Originally adopted in 2004 to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder, the Code was amended to qualify as well as a “code of conduct” under the current Federal Sentencing Guidelines and “Compliance Program Guidance for Pharmaceutical Manufacturers” 68 FR 23731 (May 5, 2003) (applicable to medical device companies according to end note 5) published by the Office of Inspector General for the Department of Human Services. The Code applies to all of our directors, officers, employees and agents. It also serves as an essential element of our Corporate Compliance Program, as announced in August 2009. A copy of the Code is available on our website at www.arthrocare.com. We intend to post any amendments to, or waivers from, if any, our Code on our website.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Our Board of Directors has adopted a policy regarding communication between security holders and the Board of Directors. Stockholders and other interested constituencies may contact an individual director, our Board of Directors as a group, a specified committee of our Board of Directors, or a specified group of directors, including the non-management directors as a group, by the following means:

Mail:	ArthroCare Corporation c/o Lead Independent Director 7500 Rialto Blvd., Building Two, Suite 100 Austin, Texas 78735

Our Lead Independent Director is currently Peter L. Wilson. Please clearly specify in each communication the applicable addressee or addressees you wish to contact as well as the general topic of the communication. You should also include the following information in your communication: (i) your name, mailing address and telephone number; (ii) the number and type of the Company’s securities you hold; and (iii) if you are not a record owner of the Company’s securities, the name of the record owner of the Company’s securities beneficially owned by you.

If you wish to recommend director candidates to the Nominating and Corporate Governance Committee, you must include the information described above in “Nominating and Corporate Governance Committee – Process for Identification and Recommendation of Director Candidates.”

We will initially receive and process communications before forwarding them, if appropriate, to the applicable parties. We will generally not forward to the directors’ stockholder communications that we determine to be primarily commercial in nature or to relate to an improper or irrelevant topic, or that merely request general information about us. Generally, however, we will make available for review by the non-management directors non-commercial direct communications addressed to the non-management directors as a group that were not originally forwarded on to such parties by us.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the copies of the forms submitted to it during Fiscal Year 2008, we believe that, during Fiscal Year 2008, all such reports were timely filed, except for forms filed on June 13, 2008 for Tord B. Lendau, James G. Foster, Peter L. Wilson, Terrence E. Geremski, Barbara D. Boyan and David Fitzgerald. Such filings related to the annual Board of Directors grant on May 29, 2008 at our annual meeting, and were untimely filed due to our administrative oversight.

ARTHROCARE CORPORATION

ITEM 11.	EXECUTIVE COMPENSATION

Our Compensation Discussion and Analysis, or CD&A, discusses the total compensation for our former Chief Executive Officer, or CEO, former Chief Financial Officer, or CFO, the other three most highly compensated executive officers for fiscal year 2008, as well as two individuals, Michael T. Gluk and John T. Raffle, who served as executive officers during 2008 who would have been among our most highly compensated executives but for the fact that they were no longer serving as executive officers as of December 31, 2008, which collectively are the Named Executive Officers, or NEOs. The CD&A provides us the opportunity to describe our overall compensation objectives and practices to current and potential investors.

The compensation programs for the NEOs also apply to our other executive officers. The terms “we,” “our,” and “the Company” refer to ArthroCare and not to the Compensation Committee.

Significant Events in 2008 and 2009

During the course of the Review, substantial changes in management took place. In December 2008, as a result of the facts identified in the Review, Michael T. Gluk, Senior Vice President and Chief Financial Officer and John T. Raffle, Senior Vice President, Strategic Business Units resigned. In connection with Mr. Raffle’s resignation, we appointed James L. Pacek as Senior Vice President, Strategic Business Units. In February 2009, our Audit Committee identified certain improper practices in the insurance billing and healthcare compliance practices area associated with our Spine Business Unit. In connection with the Review, we announced the resignation of Michael A. Baker, President and CEO, or the former CEO. Each of these former executive officers entered into Separation Agreements or other similar arrangements with us at the time of their resignations, which we describe in more detail in the section entitled “Separation Payments Made to Certain NEOs.” In addition, because Mr. Baker was serving as our CEO as of December 31, 2008, he is included in the Potential Payments Upon Termination or Change in Control Tables, although he did not receive any compensation or payments in connection with his resignation in February 2009. The Board of Directors named David Fitzgerald as Acting President and CEO, or the current CEO. Mr. Fitzgerald has been a member of the Company’s Board of Directors since 2003. In April 2009, we hired Todd Newton as our Senior Vice President and CFO. Effective October 21, 2009, David Fitzgerald was named President and Chief Executive Officer.

What are the objectives of our executive officer compensation program?

For all NEOs, compensation is intended to meet the objectives described below. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to increase the value of the Company, and that such compensation should assist us in attracting and retaining key executives critical to its long-term success.

In establishing executive officer compensation, the Compensation Committee’s objectives are to:

•	recruit, reward, motivate and retain key officers;

•	ensure that an appropriate relationship exists between executive pay and the creation of long-term Company value; and

•	further align the interests of our executives with the interests of our stockholders through the use of equity-based long-term incentive awards.

To meet these objectives, we adopted the following pay for performance based practices:

•	maintain a close relationship between our performance and the total cash compensation component of our executive officers’ compensation;

•

provide a significant short-term incentive through an annual cash bonus plan that is based upon achieving our corporate financial goals and the executive officers’ own key strategic and operating objectives; and

ARTHROCARE CORPORATION

•

provide long-term incentives in the form of stock appreciation rights, or SARs, stock options, or SOs, restricted stock, or RS, and restricted stock units, or RSUs, to attract and retain key executives with longer-term incentives that promote Company value.

Our overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with our success and their contribution to that success. The Compensation Committee allocates total compensation between cash and equity compensation based on benchmarking to the Peer Group discussed below. We also consider the balance between providing short-term incentives and long-term incentives that align the interests of management with stockholders, in light of the executive officer’s current equity holdings. The balance between equity and cash compensation among NEOs, and separately among members of the senior executive management team, is evaluated annually using the above criteria.

How are compensation awards determined?

The Compensation Committee, operating under a written charter adopted by the Board of Directors, has the primary authority to determine and recommend to the Board of Directors the compensation awards available to our executive officers. The Compensation Committee is comprised entirely of independent directors. From time to time, the Compensation Committee has used the services of Nancy Arnosti, an independent executive compensation consultant, to obtain, summarize and advise on the competitive compensation data described above and assist in setting the CEO’s and other officers’ compensation. In 2008, Ms. Arnosti assisted in providing peer group market data on Board of Director compensation. The consultant reports directly to the Compensation Committee and the Compensation Committee has sole authority to engage and terminate its own outside compensation consultants. Ms. Arnosti maintains no other direct or indirect business relationships with us. The Compensation Committee also uses senior management staff as needed to gather, prepare and advise in the use of compensation data. The compensation consultant and senior management staff also provide advice to the Compensation Committee with respect to competitive practices and the amounts and nature of compensation paid to executive officers at similar companies.

To aid the Compensation Committee in making its determination and recommendations to the Board, the CEO provides recommendations annually to the Compensation Committee regarding the compensation levels of all executive officers, excluding himself. The CEO provides the Compensation Committee with his assessment of the performance of officers reporting directly to him and other key executives. At the end of each fiscal year, the Compensation Committee engages in a comprehensive performance review of all executive employees of the Company.

The Compensation Committee reviews all components of the CEO’s and other officers’ and senior management employees’ compensation, including annual base salary, bonuses based on corporate and individual performance and equity compensation. The Compensation Committee reviews accumulated realized and unrealized stock option, stock appreciation right and restricted stock gains for the CEO. The CEO reviews accumulated realized and unrealized stock option, stock appreciation right and restricted stock gains for the senior management employees and the NEOs who report to him. The dollar value to the executive and cost to us of perquisites and the actual and projected payout obligations under potential severance and change-in-control scenarios are also reviewed.

How do we determine the amount for each element of executive officer compensation?

The Compensation Committee used both internal and external compensation comparisons in its review of the CEO’s and other officers’ compensation. It reviewed the average total target cash compensation for each NEO and the average number and value of equity-based awards in comparison to other employee job category levels for an internal company compensation comparison on both a single year and historical basis. In addition, the Compensation Committee conducted a market analysis to ascertain the relative compensation positions of the CEO and other officers compared to peers at similar companies. All elements of officers’ pay were considered. In order to determine the competitive market within the peer groups, data from multiple sources was examined, including private compensation survey data from Radford and Equilar, reference information for senior positions and officers at comparable medical device companies and other peer companies with relevant geography and similar U.S. employee populations.

ARTHROCARE CORPORATION

Any revisions to compensation levels are then proposed based on internal and external comparisons, and a review of Company and individual performance against previously established goals, objectives, and job criteria. In order to attract, retain and motivate its executives, the Compensation Committee believes that aggregate executive remuneration should generally fall between the 50th and 75th percentile of remuneration provided by comparable companies to their own executives. This approach ensures that our cost structures will allow us to remain competitive in our markets. In certain circumstances, we may target pay above or below the 50th percentile to help attract or retain executives, as necessary, or to recognize differences in their qualifications, responsibilities, role criticality and potential. Equity grant guidelines for the prospective fiscal year are then set by job level, using market survey data and the current internal equity grant guidelines to determine the appropriate annual grant levels for the upcoming year. For Fiscal Year 2008, the Compensation Committee considered other medical technology competitors for executive talent and companies of a similar size and scope as the Company, as measured by market capitalization, revenue, and total stockholder return. That peer group consists of nineteen leading medical technology companies from the Medical Instruments and Supplies and Medical Appliances and Equipment industry sectors. The table below reflects the peer group which was reviewed in the first quarter of 2008 (the reported fiscal year reflects data available at the time we completed our analysis in the first quarter of 2008). Merit Medical Systems Inc, and Hologic Inc. were not included in the 2008 peer group because of the change in their market capitalization.

Peer Group Companies for Fiscal 2008

Align Technology Inc.	American Medical Systems Holdings Inc.	Conmed Corp.

Datascope Corp.	DJO Inc.	EV3 Inc.

Haemonetics Corp.	ICU Medical Inc.	Integra Lifesciences Holdings Corp.

Kyphon Inc.	Mentor Corp.	Orthofix International

Symmetry Medical Inc.	Thoratec Corp.	Ventana Medical Systems Inc.

Viasys Healthcare Inc.	Vital Signs Inc.	Wright Medical Group Inc.

Zoll Medical Corp.

In the first quarter of 2009, we completed our annual peer group review and the table below reflects the 2009 peer group (the reported fiscal year reflects data available at the time we completed our analysis in the first quarter of 2009). The Compensation Committee reevaluates this peer group on an annual basis to ensure that the individual companies within the peer group are comparable to us as measured by market capitalization, revenue, scope of business, and total stockholder return. In addition, companies may be excluded due to mergers and acquisitions.

Viasys Health Care Inc., Ventana Medical Systems Inc., DJO Inc., and Kyphon Inc., were not included in the 2009 peer group because they were acquired by larger companies or due to the suspension of public trading in their capital stock. ICU Medical Inc. and Conmed Corp. were not included in the 2009 peer group because they were outside the comparable revenue range.

Peer Group Companies for Fiscal 2009

Align Technology Inc.	American Medical Systems Holdings Inc.	Cantel Medical Corp.

Datascope Corp.	EV3 Inc.	Haemonetics Corp.

Integra Lifesciences Holdings Corp.	Masimo Corp.	Medical Action Industries Inc.

Mentor Corp.	Merit Medical Systems Inc.	Orthofix International

Sonosite Inc.	Symmetry Medical Inc.	Thoratec Corp.

Vital Signs Inc.	Wright Medical Group Inc.	Zoll Medical Corp.

ARTHROCARE CORPORATION

Our approach to benchmarking is two-fold. In setting annual cash compensation, we aim to provide market compensation that generally falls between the 50th and 75th percentiles of the annual total cash compensation of executive officers performing similar job functions at comparable companies in the medical technology industry and the Peer Group. To determine that level of compensation, we annually review salary surveys of competitive companies within the medical technology industry and actual salary amounts provided in Peer Group proxy statements. Radford data is used for a review of the competitive companies within the medical technology industry and the Peer Group data is from Equilar. The annual review indicated that we are providing annual cash compensation in the aggregate between the 50th and 75th percentiles of the Peer Group and Radford market data (Radford market data was used for John H. Giroux, John T. Raffle, Richard W. Rew and James L. Pacek’s positions due to the benchmark match), and we believe the design of base and incentive annual cash compensation appropriately provides market compensation to our executive officers. By selecting comparable companies in the Peer Group as measured by revenue, market capitalization, scope of business, and total stockholder return, our comparative performance is taken into account in this review.

What are the elements of our executive officer compensation program and why do we provide each element?

The major elements that comprise our compensation program include: (i) base salary; (ii) annual cash bonus incentive opportunities; (iii) discretionary long-term equity incentive awards; (iv) retirement benefits through a section 401(k) plan; and (v) benefit programs generally available to all employees. The Compensation Committee believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the overall objectives of our compensation program.

In addition, we had entered into an employment agreement with Mr. Baker, our former CEO, which was amended in January 2007, an employment agreement with Mr. Raffle, the Senior Vice President, Strategic Business Units, as well as continuity or severance agreements with the other NEOs. These agreements are discussed below under “Severance Arrangements,” “Employment Agreement of the Senior Vice President, Strategic Business Units,” and “Employment Agreement of the Former Chief Executive Officer.” These agreements were also amended in 2008 to provide for certain changes to comply with Section 409A of the Internal Revenue Code. As discussed below, these agreements were superseded by Separation Agreements or similar arrangements we entered into with Mr. Baker and Mr. Raffle in 2009.

During fiscal year 2009, we entered into employment agreements with our current CEO, Mr. Fitzgerald, and Mr. Newton, Senior Vice President and CFO. These agreements are discussed below under “2009 Employment Agreement of the President and Chief Executive Officer” and “2009 Employment Agreement of the Senior Vice President and Chief Financial Officer.”

The Fiscal 2008 Target Total Direct Compensation table below summarizes the levels established by the Compensation Committee with respect to salary, target bonus, stock and target total direct compensation. The Compensation Committee believes that a strong relationship exists between the CEO’s pay and the creation of long-term Company value. Due to this, Mr. Baker’s compensation was positioned around the 75th percentile of the Peer Group market data. We discuss each element of the table in the narrative that follows.

2008 Target Total Direct Compensation

Name	Annual Salary ($) (1)	Cash Bonus at Target ($) (2)	Discretionary Long-Term Incentives ($) (3)	Total Direct Compensation Target ($) (4)

Michael A. Baker, President and CEO	490,000	367,500	1,263,893	2,121,393

Michael T. Gluk, Senior Vice President and CFO (5)	273,735	164,241	502,398	940,374

Richard A. Christensen, Senior Vice President, Operations	247,470	148,482	502,398	898,350

John H. Giroux, Senior Vice President, President, Sports Medicine BU	254,587	152,752	324,969	732,308

James L. Pacek, Senior Vice President, Strategic Business Units (6)	216,774	130,064	299,994	646,832

John T. Raffle, Senior Vice President, Strategic Business Units (7)	273,735	164,241	552,371	990,347

Richard W. Rew, Senior Vice President and General Counsel	215,867	129,520	274,933	620,320

(1)	These annual salaries were effective April 1, 2008; therefore, these annual salary rates do not reflect the total actual salaries earned in fiscal 2008 as reported in the Summary Compensation Table.
(2)	See the discussion of “annual cash incentive opportunity” below for a description of the bonus plan and target bonus amounts.
(3)	These amounts reflect the 2008 grant date fair value of RSUs and the grant date Black Scholes value of SOs, and SARs. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. The potential appreciation in our stock price above the exercise price of the stock options, not the fair value used for accounting purposes at grant, motivates our executive officers. $49,956 of the long-term incentive value to Mr. Raffle was granted as part of his April 21, 2008 employment agreement with a three year term, and is not a recurring annual grant. Mr. Baker’s long-term incentive value includes $113,950 which was for the equity portion of his 2007 bonus.
(4)	The sum of (a) salary, (b) target bonus and (c) grant date value of the fiscal 2008 discretionary long-term incentive award.
(5)	Mr. Gluk resigned effective December 18, 2008.
(6)	Mr. Pacek was promoted to Senior Vice President, Strategic Business Units effective December 18, 2008.
(7)	Mr. Raffle resigned effective December 18, 2008.

As described herein, compensation paid to our NEOs is structured to be competitive with our Peer Group and to ensure that there is an appropriate balance among the various elements of compensation. The charts below show the various compensation components as compared to the components of the Peer Groups.

ARTHROCARE CORPORATION

Base Compensation

We provide our NEOs with a base salary and total cash remuneration that is structured around the 50th and 75th percentiles of the Peer Group and other medical technology companies from the surveys that we compete with for executive talent. In setting base salaries for our executive officers, the Compensation Committee reviewed data from independently conducted compensation surveys using medical technology companies as well as actual salaries reported in the proxy statements of Peer Group companies. While base salaries are not considered by the IRS to constitute performance-based compensation, in addition to market positioning, each year the Company determines base salary increases based upon the performance of the executive officers as assessed by the CEO and the Compensation Committee. For the former CEO, the Compensation Committee approved a 4.3 percent merit increase from $469,997 to $490,000, effective April 1, 2008. The former CEO’s 2008 base salary was positioned around the 75th percentile of the peer group and other medical technology companies from the surveys that we compete with for talent. The Compensation Committee approved a 5.3 percent aggregate increase to the other executive officer salaries to appropriately position the salaries around the 50th and 75th percentiles of the Peer Group and other medical technology companies. The 2008 increases ranged from 4.0 percent to 7.3 percent for the NEOs. The salary increase for Michael T. Gluk and John T. Raffle included a 2.3 percent market adjustment and the salary increase for Richard W. Rew included a 1.0 percent market adjustment. Mr. Gluk and Mr. Raffle received a 5.0 percent merit increase and Mr. Rew received a 4.0 percent merit increase.

Name	Annual Salary as of December 31, 2007	April 1, 2008 Salary	Percentage Increase

Michael A. Baker	$469,997	$490,000	4.3%
Michael T. Gluk	$255,112	$273,735	7.3%
Richard A. Christensen	$237,952	$247,470	4.0%
John H. Giroux	$244,795	$254,587	4.0%
James L. Pacek (1)	$208,437	$216,774	4.0%
John T. Raffle	$255,112	$273,735	7.3%
Richard W. Rew (2)	$205,587	$215,867	5.0%

(1)	Mr. Pacek received a salary increase effective 01/01/09 to $260,129 as part of his promotion to Senior Vice President, Strategic Business Units.
(2)	Mr. Rew received a salary increase effective 01/01/09 to $233,136 as part of his promotion to Senior Vice President and General Counsel.

In February 2009, at the time of Mr. Fitzgerald’s appointment to Acting President and CEO, his base salary was set at $480,000 which was slightly below the 75th percentile of the 2009 Peer Group. In April 2009, when Mr. Newton was hired as Senior Vice President and CFO, his salary was set at $285,000 which was slightly above the 50th percentile of the 2009 Peer Group. These percentile targets are similar to the percentile targets which were used with respect to our former executives previously serving in a similar capacity.

Performance-Based Compensation

Annual Cash Incentive Opportunity

We structure our compensation programs to reward executive officers based on our performance and the individual executive’s contribution to that performance. This allows executive officers to receive bonus compensation in the event certain specified corporate and individual performance objectives are achieved. In determining the compensation awarded to each executive officer based on performance, annual evaluations of Company and the executive’s performance are made.

ARTHROCARE CORPORATION

Under the 2008 Executive Bonus Plan, all NEOs, except the former CEO, were eligible to receive a cash bonus equal to 60 percent of their base salary (target bonus) dependent on achievement of specific financial objectives tied to the annual Board approved operating plan. This target bonus percentage was the same as the percentage in 2007. The potential bonus earned by each executive was subject to certain bonus multipliers linked to under-achievement or over-achievement of these financial objectives and subject to each executive’s individual performance. The former CEO was eligible to receive a total bonus equal to 100 percent of his base salary under this plan, subject to the same bonus multipliers and his individual performance with 75 percent payable in cash and 25 percent payable in RSUs. The other NEOs target bonus, if paid, would place them on average within approximately the 50th and 75th percentile of the market on a total cash compensation basis.

The actual bonus available under this plan generally depends on the level at which the Company achieves its total net revenue and EBITDAC (earnings before interest, taxes, depreciation, amortization, and non-cash equity compensation) goals as set forth in our Board-approved operating budget for 2008 as follows:

Performance Criteria	Relative Weight	Threshold Bonus Achievement Level	Downside and Upside Bonus Multiplier

Total Net Revenue	70.0%	95.0%	1:3 Ratio
EBITDAC	30.0%	95.0%	1:3 Ratio

Under the 2008 Executive Bonus Plan, “Threshold Bonus Achievement Level” means the minimum percentage of criteria achievement at which a bonus is payable, or 95 percent. If the weighted average of Total Net Revenue (70 percent) and EBITDAC (30 percent) results are below 95 percent, bonuses are not earned. Achievement of weighted average revenue and EBITDAC results equal to or greater than 95 percent determine the bonus potential, subject to the 1:3 multiplier effect. For example, if the Bonus Achievement Level is 95 percent, then the executive officers are eligible for 85 percent of their target bonus potential. The 5 percent shortfall is multiplied by three to reduce bonus potential 15 percent. At 100 percent achievement, executive officers are eligible for 100 percent of their target bonus potential. If, for example, the Bonus Achievement Level is 110 percent, then executive officers are eligible for 130 percent of their target bonus potential (100 percent plus three times the 10 percent overachievement). The NEOs, including the former CEO, were eligible to receive 25 percent of the bonus earned mid-year if the applicable operating budget targets of Total Net Revenue and EBITDAC were met for the first half of the year, as determined by our Board of Directors. Because the operating targets were not achieved during 2008, there were no bonuses earned.

The annual bonus awarded to an executive, other than the CEO, may be increased or decreased due to individual performance at the recommendation of the CEO subject to Board approval. The annual bonus awarded to the CEO may be increased or decreased at the sole discretion of our Board of Directors. Each executive’s performance, including the CEO, is evaluated against predetermined annual operating and strategic goals prior to payment of the bonus, and the final bonus payment may be adjusted relative to the achievement of those goals. The performance criteria in the annual bonus program may be adjusted by the Board of Directors to account for unusual events such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent that, the Board of Directors does consider the effect of such events indicative of Company performance. Payments to executives under the Bonus Plan are contingent upon continued employment through the bonus payment date, though pro rata bonus payments may be paid in the event of death or disability based on actual performance at the date relative to the targeted performance criteria for the bonus program. If threshold bonus achievement levels are not attained, the CEO may recommend, and the Board may approve, special bonus payments to individuals for outstanding performance.

The Fiscal 2008 Bonus Program Calculations table below summarizes the performance targets, actual achievement and the calculations for determining the bonus awarded to the NEOs for 2008. The annual bonus awarded to the NEOs may be increased or decreased due to individual performance. Due to the performance targets not being achieved in 2008 there were no bonuses earned and no bonuses were awarded due to individual performance.

Fiscal 2008 Bonus Program Calculations

Performance Criteria	Actual Achievements (in 000s)	2008 Budget Targets (in 000s)	Percentage Achieved	Weight	Bonus Percentage Achieved	Bonus Percentage Payout

Revenue	$314,181	$388,986	81%	70.0%	56.5%
EBITDAC	$(6,512)	$115,002	-6%	30.0%	-1.7%
Bonus					54.8%	0.0%

ARTHROCARE CORPORATION

The table above contains numbers regarding past company performance targets and goals. These targets and goals disclosed are in the limited context of our compensation plan and should not be understood to be statements of managements’ expectations or estimates of future results or other guidance. We specifically caution investors not to apply these statements to other contexts.

For 2009, David Fitzgerald is eligible to receive a total bonus equal to 100 percent of his base salary subject to the bonus multipliers and his individual performance. The current CEO’s target bonus is paid 75 percent in cash and 25 percent in equity awards. Todd Newton is eligible to receive a total cash bonus equal to 60 percent of his base salary subject to the bonus multipliers and his individual performance. As of the date hereof, we have not adopted a 2009 bonus plan for the other NEOs, although the Compensation Committee may consider whether to implement a bonus plan for 2009 after the restatement of our financial statements is complete.

Annual Equity Incentive Opportunity

For the CEO, the annual incentive bonus program is comprised of a cash component and an equity component. Under this program, based upon the performance criteria set forth above, the CEO is eligible to earn a target bonus up to 100 percent of his base salary. In 2008, the CEO was eligible to earn a target bonus consisting of 75 percent of his base salary in cash and 25 percent of his base salary in equity. The Board of Directors believes that a 100 percent target bonus, the majority of which is cash, is an appropriate annual incentive, and reviews this in the context of peer company CEO compensation on an annual basis. While the other NEOs are eligible to receive discretionary long-term equity incentive awards, they do not receive an equity component as part of their bonus based on the review of the market data of comparable positions in the medical technology industry.

The equity award component of the CEO’s target bonus, if earned, is made under the Company’s Amended and Restated 2003 Incentive Stock Plan, or the 2003 Plan. There was no equity grant earned by the former CEO for the 2008 fiscal year bonus.

Discretionary Long-Term Equity Incentive Awards

Our executive officers and other key employees are eligible to participate in our periodic award of SOs, SARs, RSUs or RS grants as part of our policy to provide management with longer-term incentives that promote building value in the Company. The grants to executive officers, if made, are normally made at the first regularly scheduled Board of Directors meeting after the close of the fiscal year and are closely tied to our prior fiscal year performance, the executive’s job position and individual performance, and retention considerations.

The Compensation Committee believes that awards of SOs, SARs, RS and RSUs are essential in aligning the interests of management and the stockholders in enhancing the long-term value of the Company. The issuance of SARs began in 2006 and helps minimize stockholder dilution when compared to SOs. Guidelines for the number of SOs, SARs, RS and RSUs granted to each individual are determined using a procedure approved by the Compensation Committee based upon several factors, including the individual’s job position, corporate financial and individual performance, peer group data, the relative compensation rates of other internal employees, and the amount of historical equity grants made to each individual. In 2008, each NEO had a target equity award value (i.e., a value measured in accordance with FAS 123R) and each NEO could select the allocation of such awards among SOs, SARs and/or RSUs. The Compensation Committee used this approach in order to allow the NEO the opportunity to select the best equity mix for them given their allocation of previous equity grants and individual preferences. The majority of the 2008 grants to the NEOs, excluding the CEO, were granted as RSUs. The former CEO’s discretionary long-term equity incentive award consisted of RSUs with respect to 26,430 shares, with a grant date fair value of $1,149,943. He also received 2,619 RSUs with a grant date value of $113,950, which was for the equity portion of his 2007 bonus. On average, approximately 53 percent of the NEOs’ total target direct compensation was granted in discretionary long-term equity in 2008.

Information regarding the equity grants made to our named executive officers for fiscal 2008 is included in the Summary Compensation Table, the Grants of Plan-Based Awards Table, and the Outstanding Equity Awards at Fiscal Year-End Table.

ARTHROCARE CORPORATION

Annual grant levels for NEOs, other than our CEO, for fiscal 2008 ranged from 6,319 to 23,449 shares. John H. Giroux was granted 7,469 RSUs with a total value of $324,969. Michael T. Gluk and Richard A. Christensen were each granted 11,547 RSUs, each with a total value of $502,398. John T. Raffle was granted 2,298 incentive stock options (“ISOs”), 18,084 SARs, and 2,000 RSUs with a total value of $502,415. Mr. Raffle was also granted 1,067 RSUs with a total value of $49,956 which was granted as part of his 2008 Employment Agreement. James L. Pacek was granted 8,456 SARs and 2,934 RSUs with a total value of $299,994. Richard W. Rew was granted 6,319 RSUs with a total value of $274,933. As noted above, “value” is based on the grant date fair value of the awards.

SOs and SARs are granted with a per share exercise price of 100 percent of the market closing price of our underlying stock on the day of the date of grant. SOs and SARs have a seven year term and typically vest over four years. The seven year term for SOs and SARs provides a reasonable time frame in which to align the executive’s interests with the potential price appreciation of our shares, which represents our increased value. RSUs are generally issued for a nominal purchase price, if any, and typically vest over a five-year period. The Board of Directors has the ultimate responsibility of administering our stock incentive plans and has delegated the authority to the Compensation Committee to carry out these responsibilities.

As of the date hereof, there have been no discretionary long-term equity incentive awards granted to the NEOs or other employees in 2009 due to the unavailability of our SEC Form S-8 registration statements with respect to its equity compensation plans. The Form S-8 registration statements were unavailable until the Company completed the restatement of its financial statements and made the requisite filings with the SEC. The NEOs and other employees in 2009 were also unable to enroll in the Employee Stock Purchase Plan due to the unavailability of our SEC Form S-8.

Named Executive Officer Stock Ownership Guidelines

Effective January 1, 2008, the Compensation Committee adopted stock ownership guidelines for the NEOs. The guidelines help ensure that our NEOs maintain an equity stake in the Company, and by doing so, appropriately link their interests with those of other stockholders. All NEOs are encouraged to own our stock valued at $100,000 within four years of their date of hire.

Defined Contribution Plans

We have a Section 401(k) Savings/Retirement Plan, or the 401(k) Plan to cover our U.S. employees, including NEOs. The 401(k) Plan permits eligible employees of the Company to defer up to 75 percent of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. In 2008, we made annual matching contributions to the 401(k) Plan in an amount equal to a dollar of Company stock for each dollar of participant contributions, up to a maximum of $2,500 in our stock. Eligible employees will receive a maximum of $625 per quarter with any additional matching contributions made at the end of the fiscal year for employees who may be hired throughout the fiscal year. While eligible participants may receive the stock matching contributions quarterly, Plan participants are eligible to vest in current and future stock matching contributions after the first year of employment following date of hire. Our eligible employees may begin participating in the 401(k) Plan immediately upon date of hire.

We do not provide defined benefit plans or deferred compensation plans to its NEOs or to other employees.

Severance and Change in Control Arrangements with the NEOs

We have agreements with the NEOs which provide for severance benefits under certain events. The Compensation Committee believes that it is in our best interests as well as the best interests of our stockholders to offer such benefits to these NEOs. We compete for executive talent in a highly competitive market in which companies routinely offer similar benefits to senior executives. Sixteen of the nineteen companies in our peer group offer severance and/or change in control agreements to their senior executives. The change of control provisions in the agreements are intended to provide executive officers financial security and sufficient incentive and encouragement to remain with the Company. As described in more detail below, we have structured the agreements to provide for acceleration of some or all equity grants, depending on the executive’s employment status, in the event of a change in control.

ARTHROCARE CORPORATION

The Compensation Committee also believes that reasonable severance benefits should be provided to executive officers. Severance benefits reflect the fact that it may be difficult for executive officers to find comparable employment within a short period of time. Severance benefits are also intended to retain our executive officers in the market we compete with for executive talent. Base salary and supplemental COBRA payments provide economic security to ease in the executive’s transition to new employment. Severance arrangements do not affect the other compensation elements.

Additional information regarding the severance and change in control benefits is included below and in the Potential Payments Upon Termination or Change in Control Tables.

Three of our NEOs, Messrs, Gluk, Raffle and Baker, resigned in December 2008 and February 2009. Each of these NEOs entered into Separation Agreements or other similar arrangements that superseded their employment or continuity agreements with regard to, among other things, their severance and other compensation arrangements. We discuss these Separation Agreements and other arrangements below and in the section entitled “Separation Payments Made to Certain NEOs.”

Continuity Agreements

Each NEO, other than the former CEO and the former Senior Vice President, Strategic Business Units, has entered into a continuity agreement with us that provides for severance benefits under certain events described below.

Termination Without Cause Apart from a Change in Control

The continuity agreements provide that in the event of Termination Without Cause apart from a Change in Control of the Company, the executive will be entitled to receive severance pay for a term of six months immediately commencing with the termination of the executive’s employment with the Company, at a rate equal to the executive’s base salary, not including bonus, in effect immediately prior to the executive’s termination. The executive will also be reimbursed, not to exceed $650 per month, for the amount of his or her premium payment for group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, provided that the executive elects such coverage. Upon the earlier of (i) the time that the executive no longer constitutes a Qualified Beneficiary (as such term is defined in Section 4980B(g)(1) of the IRC) and (ii) the date six months following the executive’s termination, our obligations to reimburse the executive will cease.

Effective as of the date of the NEO’s termination, SOs and SARs will cease to continue vesting and all of the unvested options and SARs will be cancelled. The NEO’s options and SARs that are vested at the time of termination will remain exercisable in accordance with the terms of the stock option agreements or stock appreciation rights agreements, as applicable, pursuant to which they were granted. Unvested RS and RSUs will be subject to forfeiture and repurchase pursuant to the terms of the restricted stock agreements or restricted stock unit agreements, as applicable, by which they were granted.

Under the continuity agreements, the definition of “Cause” means the happening of one or more of the following events, in each case as determined in good faith by our Board of Directors, (i) any act of personal dishonesty taken by the NEO in connection with his/her responsibilities as an employee and intended to result in his or her substantial personal enrichment, (ii) the NEO’s commission of a felony or an act of fraud against the Company or affiliates, (iii) a willful act by the NEO that constitutes gross misconduct and that is injurious to the Company, (iv) the NEO’s failure to satisfactorily perform the NEO’s obligations under his or her duties and scope of employment, which failure adversely affects the business of the Company or its affiliates, as determined by a majority of the members of our Board of Directors, and (v) continued violations by the executive of the NEO’s obligations under his or her duties and scope of employment, which are demonstrably willful and deliberate on the NEO’s part after we have delivered to the executive a written demand for performance that describes the basis for our belief that the NEO has not substantially performed his or her duties along with an opportunity for the NEO to meet such demands, which the NEO fails to accomplish within a reasonable period of time.

ARTHROCARE CORPORATION

Involuntary Termination Following a Change in Control

All NEO continuity agreements provide that if the NEO’s employment with the Company terminates in an Involuntary Termination Without Cause at any time within twenty-four months after a Change in Control, then the executive shall be entitled to receive severance pay at a rate equal to the NEO’s current compensation. “Current compensation” means an amount equal to the greater of (i) the NEO’s base compensation earned in the fiscal year preceding the fiscal year of the NEO’s termination; or (ii) the NEO’s base compensation for the fiscal year of the NEO’s termination, including 100 percent of any bonus which the NEO could have earned during such fiscal year, assuming the achievement of all relevant executive and Company goals, milestones and performance criteria. The severance period commences with the termination of the NEO’s employment in an Involuntary Termination Without Cause and ends with the expiration of twenty-four months following the date of the NEO’s termination. The NEO will also be reimbursed, not to exceed $650 per month, for the amount of his or her premium payment for group health coverage pursuant to COBRA, provided that the NEO elects such coverage. Upon the earlier of (1) the time that the NEO no longer constitutes a Qualified Beneficiary and (2) the date twenty-four months following the NEO’s termination, our obligations to reimburse the NEO will cease. If our obligations cease due to the time the NEO no longer constitutes a Qualified Beneficiary, we will make a lump sum payment to the executive, on the date eighteen (18) months following the date of the Employee’s Separation from Service, equal to the product of the last monthly reimbursement paid to the executive multiplied by six. During the twenty-four months following termination of the NEO’s employment, he or she is entitled to executive-level outplacement services at our expense, not to exceed $15,000. At the time of Involuntary Termination following a Change in Control, the NEO will become 100 percent vested with respect to any outstanding SARs and options to purchase our capital stock that the NEO holds and any restrictions with respect to RS and RSUs of our capital stock that the NEO holds will immediately lapse.

Under the continuity agreements, “Change in Control” means the occurrence of any of the following events: (i) a merger or consolidation of us with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50 percent of the total voting power represented by the voting securities of us or such surviving entity outstanding immediately after such merger or consolidation; (ii) the approval by our stockholders of a plan of complete liquidation of the Company or an agreement for the sale or disposition by us of all or substantially all of our assets; or (iii) a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors. “Incumbent Directors” shall mean directors who either (A) are our directors as of the date hereof, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of those directors whose election or nomination was not in connection with any transaction described in subsections (i) or (ii) or in connection with an actual or threatened proxy contest relating to the election of our directors.

Change in Control without Termination

Upon a Change in Control, all NEOs, including the former CEO, would immediately become 50 percent vested with respect to any outstanding unvested SARs and options to purchase our capital stock that the NEO then holds and any restrictions with respect to 50 percent of the unvested RS and RSUs of our capital stock that the executive holds would immediately lapse. The remainder of the shares would vest in accordance with the original vesting schedule.

Upon a Change in Control that constitutes a Hostile Takeover, all NEOs, including the former CEO, would immediately become 100 percent vested with respect to any outstanding SARs and options to purchase our capital stock that the executive holds and any restrictions with respect to RS and RSUs of our capital stock that the executive holds would immediately lapse.

Under the continuity agreements, the definition of “Hostile Takeover” means any person (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming the beneficial owner (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing 50 percent or more of the total voting power represented by our then outstanding voting securities, without the approval of our Board of Directors.

ARTHROCARE CORPORATION

Termination Resulting from Death or Disability

If we terminate the employment of an executive, other than the CEO, as a result of the executive’s disability or death, then the executive will not be entitled to receive severance or other benefits under the continuity agreement, but will be eligible for those benefits as may be established under our existing severance and benefits plans and policies at the time of the disability or death.

Excise Tax Reimbursement

The executives are eligible for Company reimbursement of golden parachute excise taxes paid or payable by them. In the event that any payment or other benefit conferred by us to or for the benefit of the executive under the continuity agreement, whether paid or payable, but determined without regard to any additional payment required under the continuity agreement, the Payments, would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Excise Tax, then the executive shall be entitled to receive an additional payment from us, the Reimbursement Payment, equal to 100 percent of any Excise Tax actually paid or payable by the Employee in connection with the Payments, plus an additional payment from us in such amount that after payment of all taxes (including, without limitation, any interest and penalties on such taxes and the Excise Tax) on the Reimbursement Payment, the executive retains an amount equal to the Reimbursement Payment. As described below, we did not include this excise tax reimbursement provision in the new employment agreements for David Fitzgerald and Todd Newton, and such agreements provide that the executive would be entitled to receive either (i) the full amount of the payments, or (ii) a lesser amount which would result in no portion of such payments being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in the receipt by the executive, on an after-tax basis, of the greatest amounts of payments, notwithstanding that all or some portion of such payments may be subject to the Excise Tax.

The following table describes the material terms of the continuity agreements:

Reason for Termination	Severance Benefits (1)
Termination without cause apart from a Change in Control

•        Base Salary-current base salary for 6 months

•        COBRA-$650 per month for 6 months

•        Stock-SOs and SARs cease to vest and all unvested SOs and SARs are cancelled. Unvested RS and RSUs are subject to forfeiture and repurchase pursuant to the terms of the stock agreements.

Involuntary termination without cause following a Change in Control at any time within 24 months after a Change in Control

•        Current compensation for 24 months. (2)

•        COBRA-$650 per month for 24 months. If employee is no longer a qualified beneficiary; COBRA lump sum payment of last monthly reimbursement paid multiplied by six.

•        Outplacement Services-for 24 months not to exceed $15,000

•        Stock-100 percent vested with respect to any outstanding SARs and options to purchase the Company’s capital stock that the executive holds. Any restrictions with RS and RSUs immediately lapse.

Change in Control without termination	Stock-50 percent vested with respect to any outstanding unvested SARs and options to purchase the Company’s capital stock that the executive holds. Any restrictions with respect to 50 percent of the unvested RS and RSUs immediately lapse.

Change in Control without termination-Hostile Takeover	Stock-100 percent vested with respect to any outstanding SARs and options to purchase the Company’s capital stock that the executive holds. Any restrictions with respect to the unvested RS and RSUs immediately lapse.

ARTHROCARE CORPORATION

Termination resulting from death or disability	Not entitled to receive severance or other benefits under the continuity agreement, but is eligible for those benefits as may be established under the Company’s existing severance and benefits plans and policies at the time of the disability or death.

(1)	Summary of items under continuity agreement. Terms and definitions under continuity agreement apply.
(2)	“Current compensation” means an amount equal to the greater of (i) the executive’s base compensation earned in the fiscal year preceding the fiscal year of the executive’s termination; or (ii) the executive’s base compensation for the fiscal year of the executive’s termination, including 100 percent of any bonus which the executive could have earned during such fiscal year, assuming the achievement of all relevant executive and Company goals, milestones and performance criteria.

In December 31, 2008, Mr. Gluk, our former Senior Vice President and CFO, entered into a General Release and Separation Agreement with us in connection with his resignation on December 19, 2008, which superseded his continuity agreement. The terms of this agreement are discussed with more detail in the section entitled, “Separation Payments Made to Certain NEOs.”

Employment Agreement of the Former Senior Vice President, Strategic Business Units

John T. Raffle entered into an employment agreement effective April 21, 2008. The following table describes the material terms of the Employment Agreement. On January 20, 2009, Mr. Raffle entered into a General Release and Separation Agreement with us in connection with his resignation in December 2008, which superseded his employment agreement. This General Release and Separation Agreement superseded the terms of his employment and severance agreements, and Mr. Raffle agreed to remain bound by our Employment, Proprietary Information and Invention Assignment Agreement. Under the General Release and Separation Agreement, Mr. Raffle agreed to nondisparagement and nonsolicitation covenants, the latter of which extends for twelve months after the date of the General Release and Separation Agreement. Mr. Raffle also agreed to release the Company from future claims he may have against us. Mr. Raffle did not receive severance benefits under his employment agreement but did receive a separation payment of $75,000 under the General Release and Separation Agreement. The General Release and Separation Agreement also retained Mr. Raffle for certain consulting services in connection with ongoing litigation matters for a period of eleven months after the effective date of the General Release and Separation Agreement. For more discussion of that General Release and Separation Agreement and the terms of any severance arrangements we had with Mr. Raffle upon his resignation, please refer to the section entitled “Separation Payments Made to Certain NEOs.”

Reason for Termination	Severance Benefits (1)
Termination without cause apart from a Change in Control

•        Base Salary-current base salary for 12 months

•        COBRA-$1,300 per month for 12 months

•        Stock-SOs and SARs cease to vest and all unvested SOs and SARs are cancelled. Unvested RS and RSUs are subject to forfeiture and repurchase pursuant to the terms of the stock agreements.

Involuntary termination without cause following a Change in Control at any time within 24 months after a Change in Control

•        Current compensation for 24 months. (2)

•        COBRA-$1,300 per month for 24 months. If employee is no longer a qualified beneficiary; COBRA lump sum payment of last monthly reimbursement paid multiplied by six.

•        Stock-100 percent vested with respect to all outstanding equity awards. Any restrictions with RS and RSUs immediately lapse.

Change in Control without termination	Stock- 50 percent vested with respect to any outstanding unvested equity awards.

ARTHROCARE CORPORATION

Change in Control without termination-Hostile Takeover	Stock-100 percent vested with respect to any outstanding equity awards. Any restrictions with respect to the unvested RS and RSUs immediately lapse.

Termination resulting from death or disability	Not entitled to receive severance or other benefits under the employment agreement, but is eligible for those benefits as may be established under the Company’s existing severance and benefits plans and policies at the time of the disability or death.

Additional Benefits	Reimburse up to $3,000 for attorney’s fees and expenses incurred in connection with the negotiation and execution of the employment agreement.

(1)	Summary of items under employment agreement. Terms and definitions under employment agreement apply.
(2)	“Current compensation” means an amount equal to the greater of (i) the executive’s base compensation earned in the fiscal year preceding the fiscal year of the executive’s termination; or (ii) the executive’s base compensation for the fiscal year of the executive’s termination, including 100 percent of any bonus which the executive could have earned during such fiscal year, assuming the achievement of all relevant executive and Company goals, milestones and performance criteria.

Employment Agreement of the Former Chief Executive Officer

The following table discusses the material terms of our employment agreement effective January 1, 2007 with our former CEO, Michael A. Baker. In February 2009, our Audit Committee identified certain improper practices in the insurance billing and healthcare compliance practices area associated with our Spine Business Unit. In connection with the Review, in February 2009, our former CEO, Mr. Baker, resigned as President and CEO and as a member of our Board of Directors. Upon his resignation, Mr. Baker received no compensation, severance or other payments in connection with his resignation either under his employment agreement with us or otherwise, and Mr. Baker acknowledged that he had no rights to any of the severance benefits pursuant to his employment agreement due to the voluntary nature of his resignation. In connection with his resignation, Mr. Baker also agreed to remain bound by the non-solicitation covenant of this employment agreement for the twelve-month period following his resignation. Mr. Baker also agreed to remain obligated under our Employment, Proprietary Information and Invention Assignment Agreement after his resignation. Mr. Baker was relieved of his obligations under the terms of the noncompetition covenant of the employment agreement at the time of his resignation.

Reason for Termination	Severance Benefits (1)
Involuntary Termination without cause apart from a Change in Control, or after the 24-month period following the effective date of a Change in Control

•        One lump-sum payment equal to (i) current compensation (on a monthly basis) multiplied by 18, plus (ii) an amount equal to Executive’s base salary for the fiscal year in which the termination occurs.

•        COBRA-$1,300 per month for 18 months

•        Stock-Equity awards would automatically accelerate and any transfer or forfeiture restrictions on the equity awards automatically lapse as to 100 percent of the unvested shares.

Involuntary termination without cause following a Change in Control at any time within 24 months after a Change in Control

•        Sum of (i) Current compensation and (ii) cash portion of target annual bonus for fiscal year in which termination occurs multiplied by three. (2)

•        COBRA-$1,300 per month for 36 months.

•        Stock-The vesting and exercisability of all outstanding equity awards would be automatically accelerated and any transfer or forfeiture restrictions on the equity awards automatically lapse as to 100 percent of the unvested shares at the time of the involuntary termination.

ARTHROCARE CORPORATION

•        SOs granted following January 1, 2003 and any other equity awards granted on or following the date of the employment agreement, the exercisability of SOs and equity awards would be extended to a total of 12 months from termination.

•        SOs granted on or prior to January 1, 2003 and any other equity awards granted prior to January 1, 2007, the exercisability of SOs and equity awards would be extended to the later of (i) the 15th day of the third month following or (ii) December 31 of the year if which, in each case, the option or other equity award would have otherwise expired following termination.

Change in Control without termination	Stock-vesting and exercisability of all outstanding equity awards would be automatically accelerated and any transfer or forfeiture on the equity awards would automatically lapse as to 50 percent of the then-unvested shares.

Change in Control without termination resulting from a Hostile Takeover	Stock-vesting and exercisability of all outstanding equity awards would be automatically accelerated and any transfer or forfeiture restrictions on the equity awards automatically lapse as to 100 percent of the shares.

Termination resulting from death or disability	Vesting and exercisability of outstanding equity awards would be automatically accelerated and any transfer or forfeiture restrictions would automatically lapse as to 100 percent of the shares. Mr. Baker or his estate or designated beneficiary(ies) would receive payment(s) for all salary and unpaid vacation accrued as of the date of termination of employment and his benefits would be continued under our existing benefit plans and policies in effect on the date of termination and in accordance with applicable law.

Additional Benefits

•        Annual physical.

•        Term life policy $1,000,000 face value.

•        Reimbursement of up to $5,000 for attorney’s fees and expenses incurred in connection with the negotiation and execution of the employment agreement.

•        Employee benefit plans, including medical, dental, vision, life insurance and short and long term disability plans.

•        Employee stock purchase plan and 401(k) Plan.

•        Reimbursement of 100 percent of any golden parachute excise taxes paid or payable by him.

(1)	Summary of items under employment agreement. Terms and definitions under employment agreement apply.
(2)	“Current Compensation” means an amount equal to the greater of (i) executive’s base salary earned in the fiscal year preceding the fiscal year of executive’s termination, or (ii) executive’s base salary for the fiscal year of executive’s termination.

2009 Employment Agreements

In December 2008, as a result of the Review as well as matters identified by management as part of our restatement process, Michael T. Gluk, Senior Vice President and CFO resigned. In April 2009, we hired Todd Newton as our Senior Vice President and CFO. In February 2009, our Audit Committee identified certain improper practices in the insurance billing and healthcare compliance area associated with our Spine Business Unit. In connection with the review, we announced the departure of Michael A. Baker, President and CEO. The Board of Directors named David Fitzgerald as President and CEO. We entered into employment agreements with Mr. Newton and Mr. Fitzgerald and the material terms of the agreements are described below.

ARTHROCARE CORPORATION

2009 Employment Agreement of the President and Chief Executive Officer

Effective March 30, 2009, we entered into an employment agreement with Mr. Fitzgerald in connection with his appointment to Acting President and Chief Executive Officer. Effective October 21, 2009, David Fitzgerald was named President and Chief Executive Officer.

Involuntary Termination Without Cause Following a Change in Control

Under this agreement, if his employment is involuntarily terminated without cause within twenty-four months following a Change in Control, Mr. Fitzgerald would be entitled to receive as severance an amount equal to the sum of (i) his base salary (on a monthly basis) multiplied by the length of the “Continuation Period” (as defined below), plus (ii) an amount equal to the cash portion of his target annual bonus for the fiscal year in which the termination occurs (with it deemed that all performance goals have been met at 100 percent of budget or plan) multiplied by (x) the number of months in the Continuation Period divided by (y) twelve. Mr. Fitzgerald would be eligible to receive reimbursement equal to $1,500 per month during the continuation period which is intended to reimburse his premium payments, if any, for group health coverage elected by him pursuant to COBRA. The vesting and exercisability of all of Mr. Fitzgerald’s outstanding equity awards would be automatically accelerated and any transfer or forfeiture restrictions on the equity awards would automatically lapse as to 100 percent of the unvested shares at the time of the involuntary termination. The severance and other benefits are subject to Mr. Fitzgerald executing and not revoking a general release of claims against the Company in a form acceptable to the Company.

For purposes of Mr. Fitzgerald’s employment agreement, “Continuation Period” is defined as the period of time commencing on the date of an involuntary termination, of a duration equal to two months for each full month of Mr. Fitzgerald’s employment as Acting President and CEO of the Company, up to a maximum of (i) twenty-four months, for purposes of an involuntary termination which occurs within twenty-four months after a Change in Control, or (ii) eighteen months, for purposes of an involuntary termination which occurs prior to a Change in Control or more than twenty-four months following a Change in Control.

Involuntary Termination Without Cause Apart from a Change in Control

In the event Mr. Fitzgerald’s employment is involuntarily terminated without cause at any time prior to the occurrence of a Change in Control or after the twenty-four month period following a Change in Control, Mr. Fitzgerald would be entitled to receive as severance in one lump-sum payment an amount equal to (i) his base salary (on a monthly basis) multiplied by the length of the continuation period, plus (ii) an amount equal to the cash portion of his target annual bonus for the fiscal year in which the termination occurs (with it deemed that all performance goals have been met at 100 percent of budget or plan) multiplied by (x) the number of months in the continuation period divided by (y) twelve. Mr. Fitzgerald would be eligible to receive reimbursement equal to $1,500 per month during the continuation period which is intended to reimburse his premium payments, if any, for group health coverage elected by him pursuant to COBRA. The severance and other benefits are subject to Mr. Fitzgerald executing and not revoking a general release of claims against us in a form acceptable to us.

Change in Control without Termination

Upon a Change in Control, the vesting and exercisability of all of Mr. Fitzgerald’s outstanding equity awards would be automatically accelerated and any transfer or forfeiture restrictions on the equity awards would automatically lapse as to 100 percent of the then-unvested shares.

Termination Resulting from Death or Disability

If Mr. Fitzgerald’s employment was terminated as a result of his death or disability, he will not be entitled to any other severance or other benefits. Mr. Fitzgerald, or, as the case may be, his estate or designated beneficiary(ies) would receive payment(s) for all accrued but unpaid base salary (and any portion of the annual bonus that has been awarded by the Board of Directors or compensation committee or earned pursuant to the terms of the applicable bonus plan or program with respect to the applicable year and was unpaid on the termination date), and all accrued but unused vacation as of the date of his termination of employment, and his benefits will be continued under our existing benefit plans and policies in effect on the date of termination and in accordance with applicable law.

ARTHROCARE CORPORATION

Excise Tax Reimbursement

In the event that any payment or other benefit conferred by us to or for the benefit of Mr. Fitzgerald under his employment agreement, whether paid or payable, the Payments, would be subject to the Excise Tax, then Mr. Fitzgerald would be entitled to receive such Payments either (i) in full, or (ii) as to such lesser amount which would result in no portion of such Payments being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in the receipt by Mr. Fitzgerald, on an after-tax basis, of the greatest amounts of Payments, notwithstanding that all or some portion of such Payments may be subject to the Excise Tax. To the extent that any reduction of Payments is required, the specific Payments that will be reduced and the order of such reduction will be determined by us in our sole discretion.

Additional Benefits

Mr. Fitzgerald is eligible to participate in our employee benefit plans including medical, disability, and life insurance in accordance with the rules established for individual participation in any such plan under applicable law.

We will provide the following benefits to Mr. Fitzgerald at our expense:

(i)	an annual physical examination, with Mr. Fitzgerald’s agreement that the doctor performing the examination will provide a copy of the examination report to the Compensation Committee; and

(ii)	reimburse Mr. Fitzgerald for attorneys’ fees and expenses incurred by Mr. Fitzgerald in connection with the negotiation and execution of the employment agreement, up to a maximum of $5,000.

The following table describes the material terms of the 2009 Employment Agreement for the President and CEO.

Reason for Termination	Severance Benefits (1)
Involuntary Termination without cause apart from a Change in Control, or after the 24-month period following the effective date of a Change in Control

•        One lump-sum payment equal to (i) base salary (on a monthly basis) multiplied by the length of the continuation period, a duration equal to 2 months for each full month of employment, up to a maximum of 18 months, plus (ii) an amount equal to the Executive’s cash portion of Executive’s target annual bonus for the fiscal year in which the termination occurs multiplied by (x) the number of months in the continuation period divided by (y) 12.

•        COBRA-$1,500 per month for the continuation period (of up to 18 months).

Involuntary termination without cause following a Change in Control at any time within 24 months after a Change in Control

•        Sum of (i) the Executive’s base salary (on a monthly basis) multiplied by the length of the continuation period, a duration equal to 2 months for each full month of employment, up to a maximum of 24 months, plus (ii) an amount equal to the Executive’s cash portion of Executive’s target annual bonus for the fiscal year in which the termination occurs multiplied by (x) the number of months in the continuation period divided by (y) 12.

•        COBRA-$1,500 per month for the continuation period (of up to 24 months).

ARTHROCARE CORPORATION

•        Stock-The vesting and exercisability of all outstanding equity awards will be automatically accelerated and any transfer or forfeiture restrictions on the equity awards automatically lapse as to 100 percent of the unvested shares at the time of the involuntary termination.

Change in Control without termination	Stock-vesting and exercisability of all outstanding equity awards will be automatically accelerated and any transfer or forfeiture restrictions on the equity awards automatically lapse as to 100 percent of the then-unvested shares.

Termination resulting from death or disability	Not entitled to receive severance or other benefits under the employment agreement. Mr. Fitzgerald or his estate or designated beneficiary(ies) will receive payment(s) for all accrued but unpaid base salary (and any portion of the annual bonus that has been awarded by the Board of Directors or compensation committee or earned pursuant to the terms of the applicable bonus plan or program with respect to the applicable year and was unpaid on the termination date), and all accrued but unused vacation as of the date of his termination of employment. Mr. Fitzgerald’s benefits will be continued under the Company’s then existing benefit plans and policies in accordance with the plans and policies in effect on the date of termination and in accordance with applicable law.

Additional Benefits	• Annual physical • Reimburse up to $5,000 for attorney’s fees and expenses incurred in connection with the negotiation and execution of the employment agreement.

(1)	Summary of items under employment agreement. Terms and definitions under employment agreement apply.

2009 Employment Agreement of the Senior Vice President and Chief Financial Officer

Mr. Newton entered into an employment agreement effective April 2, 2009. The following table describes the material terms of the Employment Agreement.

Reason for Termination	Severance Benefits (1)
Involuntary Termination without cause apart from a Change in Control, or after the 24-month period following the effective date of a Change in Control (2)

•        One lump-sum payment equal to (i) base salary (on a monthly basis) multiplied by the length of the continuation period, a duration equal to 2 months for each full month of employment, up to a maximum of 12 months, plus (ii) an amount equal to the Executive’s cash portion of Executive’s target annual bonus for the fiscal year in which the termination occurs multiplied by (x) the number of months in the continuation period divided by (y) 12.

•        COBRA-$1,500 per month for the continuation period (of up to 12 months).

Involuntary termination without cause following a Change in Control at any time within 24 months after a Change in Control	• Sum of (i) the Executive’s base salary (on a monthly basis) multiplied by the length of the continuation period, a duration equal to 2 months for each full month of employment, up to a

ARTHROCARE CORPORATION

maximum of 24 months, plus (ii) an amount equal to the Executive’s cash portion of Executive’s target annual bonus for the fiscal year in which the termination occurs multiplied by (x) the number of months in the continuation period divided by (y) 12.

•        COBRA-$1,500 per month for the continuation period (of up to 24 months).

•        Stock-The vesting and exercisability of all outstanding equity awards will be automatically accelerated and any transfer or forfeiture restrictions on the equity awards automatically lapse as to 100 percent of the unvested shares at the time of the involuntary termination.

Change in Control without termination	Stock-vesting and exercisability of all outstanding equity awards will be automatically accelerated and any transfer or forfeiture restrictions on the equity awards automatically lapse as to 50 percent of the then-unvested shares.

Change in Control without termination-Hostile Takeover	Stock-vesting and exercisability of all outstanding equity awards will be automatically accelerated and any transfer or forfeiture restrictions on the equity awards automatically lapse as to 100 percent of the then-unvested shares.

Termination resulting from death or disability	Not entitled to receive severance or other benefits under the employment agreement. Mr. Newton or his estate or designated beneficiary(ies) will receive payment(s) for all salary and unpaid vacation accrued as of the date of his termination of employment and his benefits will be continued under the Company’s then existing benefit plans and policies in accordance with the plans and policies in effect on the date of termination and in accordance with applicable law.

Additional Benefits (3)

•        Relocation Assistance – the Company will pay Mr. Newton an amount equal to $1,500 per month for the first six months following Mr. Newton’s date of hire for relocation assistance. In the event that Mr. Newton’s employment terminates within 6 months after his date of hire due to a voluntary termination or termination for cause, Mr. Newton will be obligated to repay the Company, on a prorated basis, the amount of any Relocation Assistance payments previously made by the Company.

(1)	Summary of items under employment agreement. Terms and definitions under employment agreement apply.
(2)	In the event of Involuntary Termination without cause apart from a Change in Control, or after the twenty-four month period following the effective date of a Change in Control Mr. Newton’s SOs and SARs cease to vest and all unvested SOs and SARs are cancelled. Unvested RS and RSUs are subject to forfeiture and repurchase pursuant to the terms of the stock agreements.
(3)	Effective June 28, 2009 the Compensation Committee approved an increase in the amount of Mr. Newton’s relocation assistance from $1,500 to $2,000 per month due to the monthly payment being taxed as ordinary income to Mr. Newton. The increase of the amount to $2,000 per month was retroactive to Mr. Newton’s date of hire.

ARTHROCARE CORPORATION

Separation Payments Made to Certain NEOs

Under the terms of the “General Release and Separation Agreement” that we entered into effective January 8, 2009, a lump sum separation payment was made to Michael T. Gluk, former Senior Vice President and CFO, in the amount of $128,900 as a result of his resignation in connection with our Review. This payment served as entire severance payment and Mr. Gluk did not receive any other compensation, severance or other payment in connection with his resignation, either under his continuity agreement or otherwise. This General Release and Separation Agreement superseded Mr. Gluk’s continuity agreement, and contained cooperation and nondisparagement covenants. Mr. Gluk agreed to remain bound by our Employment, Proprietary Information and Invention Assignment Agreement. Under the General Release and Separation Agreement, Mr. Gluk also agreed to release the Company from future claims he may have against us.

Under the terms of the “General Release and Separation Agreement” that we entered into effective February 28, 2009, a lump sum separation payment was made to John T. Raffle, former Senior Vice President, Strategic Business Units, in the amount of $75,000 as a result of his resignation in connection with our Review. This General Release and Separation Agreement superseded our prior employment and severance agreements with Mr. Raffle, and Mr. Raffle did not receive any other compensation, severance or other payment in connection with his resignation, either under his employment agreement or otherwise. Under the General Release and Separation Agreement, Mr. Raffle also agreed to nondisparagement and nonsolicitation covenants, the latter of which extends for twelve months after the date of General Release and Separation Agreement. Mr. Raffle also agreed to release the Company from future claims he may have against us. We also retained Mr. Raffle to provide consulting services for a period of eleven consecutive months to provide assistance to us at its reasonable request for litigation assistance in conjunction with ArthroCare Corporation v. Gyrus Medical, Inc., Gyrus Ent, L.L.C., and Gyrus ACMI, Inc. During the retained consulting period, our payment to Mr. Raffle is to be $3,500 per calendar month and the aggregate amount paid for litigation assistance is not to exceed $40,000. We may terminate Mr. Raffle’s obligation to provide litigation assistance upon the earlier of (a) the settlement trial, or other resolution of the litigation, or (b) our written notification to Mr. Raffle of termination of the litigation assistance, provided, however, if at the time of such termination, Mr. Raffle has been paid less than $30,000 for litigation assistance, then we shall be obligated to pay a termination fee equal to the difference between what Mr. Raffle has actually been paid for litigation assistance and $30,000. Mr. Raffle may terminate his obligation to provide litigation assistance upon giving thirty days’ advance written notice to us.

Michael A. Baker, our former President and CEO, received no compensation, severance or other payments in connection with his resignation in February 2009, either under his employment agreement with us or otherwise.

What other elements of compensation and perquisites are offered to executive officers?

In addition to the elements of executive compensation discussed above, the executive officers are eligible to receive health care coverage that is generally available to other employees of the Company. We also offer a number of other benefits to the NEOs pursuant to benefit programs that provide for broad-based employee participation. These benefit programs include the employee stock purchase plan, medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, educational assistance, employee assistance, the 401(k) Plan (as described above) and certain other benefits. Many employees are also eligible for variable pay under sales incentive plans and/or the company bonus plan. The employee stock purchase plan was suspended for the offering period(s) beginning August 1, 2008 due to the suspension of the SEC Form S-8 and the restatement of our financial statements.

The availability of the benefit programs allows us to attract, recruit and retain employees. The benefit programs provide employees access to quality healthcare and assists employees in meeting their financial and retirement goals. We also believe this assists in increasing employee loyalty to the Company.

ARTHROCARE CORPORATION

Does the Company have any policies with respect to equity compensation awards?

We evaluate the allocation of equity awards among SO grants, RS grants, SARs, RSUs, participation units and the various other products available under the 2003 Plan by reference to the Peer Group and medical technology competitive companies discussed above. We do not have a policy of granting equity-based awards at other than the fair market value. The exercise price for stock option grants and similar awards is determined by using the closing market price per share of our common stock as reported on the Nasdaq Global Select Market on the date of grant.

Periodic grants of equity-based compensation awards for executive officers made under the compensation program discussed above are approved by the Compensation Committee (and, with respect to any grant to the CEO or other executive officer included in the periodic grant, by the Board) and ratified at the February and July meetings of the Board of Directors, or such later date that is at least the third business day after we have publicly released its operating and financial results for the fiscal year just ended, and the date or the later dates as established by the Board of Directors or the Compensation Committee will serve as the grant date of such awards. The date of the February and July Board meetings are established by the Board of Directors each year in the prior year. The Company may also make grants of equity incentive awards at the discretion of the Compensation Committee or the Board of Directors in connection with the hiring of new executives. Notwithstanding the foregoing, the Company will not make grants of equity-based compensation when employee-stockholders are otherwise prohibited from trading in our securities in accordance with our Code and insider trading policies, otherwise known as a “blackout period.” Consistent with this policy, we do not make equity-based grants while in possession of material non-public information. The policy regarding the granting of equity-based compensation awards was adopted by the Compensation Committee on February 22, 2007.

We have not issued equity grants since May 29, 2008 due to the suspension of the SEC Form S-8.

Tax and Accounting Considerations

The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code (IRC), which disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for each of the CEO and certain other NEOs, unless such compensation meets the requirements for the “performance-based” exception to the general rule. The cash compensation paid to each NEO in 2008 did not exceed $1 million and the cash compensation payable to each of the NEOs, including the current CEO, in 2009 is also expected to be below $1 million. The Compensation Committee intends to continue seeking a tax deduction for all executive compensation, to the extent it determines that it is in the best interests of the Company, although it may award compensation to our executive officers which is not fully deductible if it determines that the award is consistent with its philosophy and is in the best interests of the Company and the stockholders. All of the SOs and SARS granted to our NEOs are intended to qualify under Section 162(m) as performance-based compensation, although the income from RS and RSUs granted to our NEOs generally does not qualify as performance-based compensation under Section 162(m). For the former CEO, income from RSU vesting caused the non-performance based compensation to exceed $1.0 million in 2008.

COMPENSATION COMMITTEE REPORT

The Compensation Committee establishes and oversees the design and functioning of the Company’s executive compensation policies and procedures. We have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in Item 11 of Form 10-K for the year ended December 31, 2008 and the Company’s Proxy Statement for the 2009 Annual Meeting.

The Compensation Committee

Dr. Barbara D. Boyan

Christian P. Ahrens

James G. Foster

Peter L. Wilson

ARTHROCARE CORPORATION

The foregoing Report of the Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during Fiscal Year 2008 by our former CEO, our former CFO at December 31, 2008, the other three most highly compensated executive officers, as well as two individuals who served as executive officers during 2008 who would have been among our most highly compensated executives but for the fact that they were no longer serving as executive officers as of December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)

Michael A. Baker President and Chief Executive Officer	2008 2007 2006	488,769 466,807 442,504	566,970 427,888 466,389	1,162,644 1,840,037 1,056,037	341,923 283,500	3,310 2,810 2,850	2,221,693 3,079,465 2,251,280

Michael T. Gluk (6) Senior Vice President and Chief Financial Officer	2008 2007 2006	261,710 252,313 227,205	118,915 83,473 84,235	645,574 662,247 547,523	148,475 133,270	131,400 2,000 2,000	1,157,599 1,148,508 994,233

Richard A. Christensen Senior Vice President, Operations	2008 2007 2006	246,994 236,579 226,600	156,434 88,664 105,266	344,039 468,935 534,589	138,488 119,845	2,500 2,000 2,000	749,967 934,666 988,300

John H. Giroux Senior Vice President, President, Sports Business Unit	2008 2007 2006	254,097 244,536 238,243	103,715 65,257 85,194	248,454 322,422 465,362		2,500 2,000 2,000	608,766 776,686 910,919
142,471 120,120

James L. Pacek (7) Senior Vice President, Strategic Business Units	2008 2007 2006	216,357 207,031 33,077	149,456 126,769 11,171	100,377 62,314 4,631	121,310 17,029	2,500 9,421 3,892	468,690 526,845 69,800

John T. Raffle (8) Senior Vice President, Strategic Business Units	2008 2007 2006	261,710 252,313 230,618	149,791 139,543 125,567	291,855 252,223 195,380	148,475 122,099	77,500 2,000 2,000	780,856 794,554 675,664

Richard W. Rew Senior Vice President and General Counsel	2008 2007 2006	214,957 204,981 90,000	101,016 53,750 18,552	212,948 203,685 66,120	119,652 47,068	2,500 2,000 2,000	531,421 584,068 223,740

(1)	Since salary increases occur annually in April, the salaries presented in this column reflect three months at one annual salary rate and nine months at a different annual salary rate for all NEOs. Refer to “Elements of Compensation” and “Base Compensation” sections of the Company’s Compensation and Disclosure and Analysis (“CD&A”) in Item 11 of the Company’s Form 10-K for the year ended December 31, 2008.
(2)	The Stock Awards column shows the 2008 compensation cost of awards granted in 2008 and prior periods under the Company’s Amended and Restated 2003 Incentive Stock Plan. The 2008 compensation cost shown in the Stock Awards column represents grants of restricted stock units (“RSUs”) recognized for financial statement reporting purposes computed in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”). RSUs vest annually and are accounted for as equity awards. The Company recognizes compensation expense ratably over the 5-year vesting period.
(3)	The amounts shown in the Option Awards column reflect the 2008 compensation cost recognized for financial statement reporting purposes computed in accordance with FAS 123R. Components of this cost include the portion of the 2008 grants of stock options and stock appreciation rights recognized in 2008 and the portion of all other outstanding stock options recognized during 2008. The options granted to each of the NEOs have an exercise price equal to the closing price of the Company’s common stock on the date of grant, have a term of seven years from the date of grant and vest in equal monthly installments over a period of four years. The stock appreciation rights granted to each of the executive officers have a term of seven years from the date of grant and vest in equal quarterly installments over a period of four years. Refer to Note 12, “Stockholders’ Equity,” in the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for the relevant assumptions used to determine the valuation of our option and stock appreciation right awards.
(4)	Represents bonus amounts paid in accordance with the 2008, 2007 and 2006 Executive Officer Bonus Plans. Refer to the “Performance-Based Compensation” section of the Company’s CD&A in Item 11 of the Company’s Form 10-K for the year ended December 31, 2008. There were no bonuses earned for 2008.
(5)	For 2008, the All Other Compensation column consists of a $2,500 401(k) contribution match in the Company’s stock made to all NEOs. In addition to the 401(k) contribution match, Mr. Baker was also entitled to life insurance which was paid by the Company in the amount of $810. Refer to the “Employment Agreement of the Chief Executive Officer” section of this Item 11 above.
(6)	Mr. Gluk resigned effective December 18, 2008. The 2008 All Other Compensation column includes a $2,500 401(k) contribution match in the Company’s stock and a $128,900 severance payment.
(7)	Mr. Pacek was employed as of 11/1/06 as Vice President and General Manager of Interventional Therapies. The 2006 and 2007 All Other Compensation column includes relocation assistance for the first six months from his date of hire. Mr. Pacek did not receive a Company stock match in the 401(k) plan in 2006. Mr. Pacek received a $2,000 401(k) contribution match in the Company’s stock in 2007.
(8)	Mr. Raffle resigned effective December 18, 2008. The 2008 All Other Compensation column includes a $2,500 401(k) contribution match in the Company’s stock and a $75,000 severance payment.

Grants of Plan-Based Awards Table

The following table provides information pertaining to option grants made to our CEO and each of our NEOs during Fiscal Year 2008.

Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Michael A. Baker	3/5/2008							2,619	(4)	—			113,950
	3/5/2008							26,430	(4)				1,149,943
					104,125	122,500
		312,375	367,500

Michael T. Gluk	3/5/2008							11,547	(4)	—			502,398
		139,605	164,241

Richard A. Christensen	3/5/2008							11,547	(4)	—			502,398
		126,210	148,482

John H. Giroux	3/5/2008							7,469	(4)	—			324,969
		129,839	152,752

James L. Pacek	3/5/2008									8,456	(7)	43.51	172,338
	3/5/2008							2,934	(4)				127,655
		110,554	130,064

John T. Raffle	3/5/2008							—		2,298	(6)	43.51	46,835
	3/5/2008							—		18,084	(7)	43.51	368,563
	3/5/2008							2,000	(4)	—			87,018
	5/1/2008							1,067	(5)	—			49,956
		139,605	164,241

Richard W. Rew	3/5/2008							6,319	(4)				274,933
		110,092	129,520

(1)	These numbers represent the threshold and target bonus amounts that could have been earned pursuant to the 2008 Executive Officer Bonus Plan. Actual amounts awarded for 2008 are included in the “Summary Compensation Table” above. As described in “Performance-Based Compensation”, Mr. Baker’s target bonus was to be paid 75% in cash and 25% in RSUs (the amount shown with respect to the equity incentive plan award for Mr. Baker was to be paid in the form of RSUs with respect to a number of shares having an equal value to the amount earned at the time of payout). Mr. Baker resigned as President and CEO effective 02/18/09. There were no bonuses earned in 2008.
(2)	The exercise price of the stock option awards granted was $43.51 per share which is the business day’s closing price of the Common stock as reported on the NASDAQ exchange on the date of grant.
(3)	Refer to Note 12, “Stockholders’ Equity”, in the Notes to Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option awards using the black scholes value in accordance with FAS 123R.
(4)	Represent restricted stock unit award that vests annually over five years. In March 2008, Mr. Baker received 2,619 RSUs for the equity portion of his 2007 bonus.
(5)	Represent restricted stock unit award that cliff vests on 5/1/2011.
(6)	Represent stock option award that vests or becomes exercisable monthly over four years.
(7)	Represent stock appreciation right awards that vest or become exercisable quarterly over four years.

The following table provides information pertaining to the options and stock awards of our CEO and each of our NEOs that were outstanding as of Fiscal Year ended 2008.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (1)		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (6)

Michael A. Baker	71,027	(2)	—		23.00	6/21/2010		—		—
	10,000	(2)	—		16.75	10/20/2010		—		—
	116,397	(2)	—		27.56	7/30/2011		—		—
	28,746	(2)	—		14.10	2/15/2012		—		—
	22,517	(2)	—		10.00	6/7/2012		—		—
	23,565	(2)	—		13.59	4/24/2013		—		—
	1,708	(2)	—		13.80	7/24/2013		—		—
	1,563	(2)	—		24.50	1/2/2014		—		—
	70,852	(2)	—		24.50	1/2/2014		—		—
	2,500	(2)	—		24.38	3/10/2014		—		—
	37,500	(2)	—		24.38	3/10/2014		—		—
	24	(2)	3,258	(2)	30.69	1/3/2015		—		—
	70,223	(2)	1,495	(2)	30.69	1/3/2015		—		—
	23,958	(2)	1,042	(2)	31.50	2/15/2012		—		—
	19,250	(3)	8,750	(3)	46.84	2/21/2013		—		—
	1,416	(2)	500	(2)	46.84	2/21/2013		—		—
	25,000	(3)	—		39.92	1/2/2014		—		—
	25,000	(3)	50,000	(3)	39.92	1/2/2014		—		—
	40,193	(3)	51,677	(3)	36.08	2/27/2014		—		—
	—		84	(2)	46.84	2/21/2013		—		—
	—		2,771	(2)	36.08	2/27/2014		—		—
	—		—		—	—		8,000	(4)	38,160.00
	—		—		—	—		1,250	(5)	5,962.50
	—		—		—	—		9,000	(4)	42,930.00
	—		—		—	—		2,693	(4)	12,845.61
								2,619	(4)	12,492.63
	—		—		—	—		26,430	(4)	126,071.10

Michael T. Gluk	12,824	(2)	—		30.97	12/2/2014	(7)	—		—
	67,176	(2)	—		30.97	12/2/2014	(7)	—		—
	88	(2)	—		31.50	2/15/2012	(7)	—		—
	4,703	(2)	—		31.50	2/15/2012	(7)	—		—
	1,374	(2)	—		46.84	2/21/2013	(7)	—		—
	8,937	(3)	—		46.84	2/21/2013	(7)	—		—
	17,724	(3)	—		36.08	2/27/2014	(7)	—		—

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (1)		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (6)

John H. Giroux	1,504	(2)	—		24.38	3/10/2014		—		—
	163	(2)	—		24.38	3/10/2014		—		—
	2,207	(2)	834	(2)	31.50	2/15/2012		—		—
	3,627	(2)	—		31.50	2/15/2012		—		—
	5,625	(3)	5,625	(3)	46.84	2/21/2013		—		—
	—		584	(2)	46.84	2/21/2013		—		—
	584	(2)	—		46.84	2/21/2013		—		—
	—		2,771	(2)	36.08	2/27/2014		—		—
	9,142	(3)	11,756	(3)	36.08	2/27/2014		—		—
	—		—			—		1,600	(4)	7,632.00
	—		—			—		1,500	(4)	7,155.00
	—		—			—		7,469	(4)	35,627.13

John T. Raffle	126	(2)	—		13.80	7/24/2013	(7)	—		—
	3,116	(2)	—		24.38	3/10/2014	(7)	—		—
	323	(2)	—		24.38	3/10/2014	(7)	—		—
	2,448	(2)	—		31.50	2/15/2012	(7)	—		—
	3,802	(2)	—		31.50	2/15/2012	(7)	—		—
	8,937	(3)	—		46.84	2/21/2013	(7)	—		—
	1,374	(2)	—		46.84	2/21/2013	(7)	—		—
	9,575	(3)	—		36.08	2/27/2014	(7)	—		—
	3,390	(3)	—		43.51	3/5/2015	(7)	—		—

Richard A. Christensen	35,000	(2)			10.71	7/12/2012		—		—
	19,208	(2)			13.59	4/24/2013		—		—
	2,000	(2)			13.80	7/24/2013		—		—
	7,717	(2)			24.38	3/10/2014		—		—
	12,283	(2)			24.38	3/10/2014		—		—
	1,925	(2)			21.05	4/29/2014		—		—
	38,075	(2)			21.05	4/29/2014		—		—
	920	(2)	625	(2)	31.50	2/15/2012		—		—
	13,455	(2)	—		31.50	2/15/2012		—		—
	12,375	(3)	5,625	(3)	46.84	2/21/2013		—		—
	—		584	(2)	46.84	2/21/2013		—		—
	1,416	(2)	—		46.84	2/21/2013		—		—
	—		2,771	(2)	36.08	2/27/2014		—		—
	17,724	(3)	22,788	(3)	36.08	2/27/2014		—		—
	—		—		—			1,600	(4)	7,632.00
	—		—		—			3,000	(4)	14,310.00
	—		—		—			11,547	(4)	55,079.19

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date (1)		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (6)

James L. Pacek	7,767	(3)	7,767	(3)	41.10	11/27/2013		—		—
	1,270	(2)	1,501	(2)	36.08	2/27/2014		—		—
	1,045	(3)	1,344	(3)	36.08	2/27/2014		—		—
	1,585	(3)	6,871	(3)	43.51	3/5/2015		—		—
	—		—		—	—		8,758	(4)	41,775.66
	—		—		—	—		902	(4)	4,302.54
	—		—		—	—		2,934	(4)	13,995.18

Richard W. Rew	12,500	(3)	17,500	(3)	44.04	7/31/2013		—		—
	5,080	(2)	6,004	(2)	36.08	2/27/2014		—		—
	3,381	(3)	4,348	(3)	36.08	2/27/2014		—		—
	—		—		—	—		3,000	(4)	14,310.00
	—		—		—	—		1,252	(4)	5,972.04
	—		—		—	—		6,319	(4)	30,141.63

(1)	Option and stock awards granted before February 2005 have a 10-year term. Option and stock awards granted after February 2005 have a seven-year term.
(2)	Option awards vest or become exercisable monthly over four years.
(3)	Stock appreciation right award that vests or becomes exercisable quarterly over four years.
(4)	Restricted stock award that is released annually over five years from grant date.
(5)	Restricted stock award that is released annually over three years from grant date.
(6)	Value is based on the closing price of the Company’s common stock of $4.77 on December 31, 2008, as reported on the NASDAQ stock exchange.
(7)	M. Gluk and J. Raffle terminated their employment with the Company as of December 18, 2008. In accordance with the Company’s stock option plans, their options expired 30 days from termination of employment.

ARTHROCARE CORPORATION

Options Exercised and Stock Vested Table

The following table provides information regarding the number and value of options exercised and stock vested during Fiscal Year 2008 by our former CEO and each of our NEOs.

	Exercised Option Awards (1)		Vested Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (3)
Michael A. Baker	—	—	38,924	1,617,506
Michael T. Gluk	4,000	68,210	900	36,600
Richard A. Christensen	—	—	1,000	40,480
John H. Giroux	—	—	500	20,240
James L. Pacek	—	—	3,146	46,525
John T. Raffle	—	—	11,700	486,742
Richard W. Rew	—	—	1,313	36,289

(1)	Amount relates to stock option exercises during 2008.
(2)	Represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.
(3)	Represents the fair market value of the Company’s common stock on the vesting date, multiplied by the number of shares that vested.

Potential Payments Upon Termination or Change in Control Tables

The compensation and benefits described below assume that the NEOs were terminated without cause effective December 31, 2008. The descriptions set forth below are based on our best estimate of the compensation and benefits that would be provided to the executives upon an involuntary termination of employment; however, any actual amounts will be determined based on the facts and circumstances in existence at that time. As discussed above, Mr. Baker, our former CEO, is included in these tables because he was serving as our CEO on December 31, 2008. However, he did not receive any compensation or payments in connection with his termination in February 2009 – see “Separation Payments Made to Certain NEOs.”

Involuntary Termination Without Cause
Name	Salary Continuation or Severance ($)		Benefits or Perquisites ($)		Accelerated Vesting of Option Awards ($)		Accelerated Vesting of Stock Awards ($)
Michael A. Baker	1,225,000	(1)	23,400	(3)	—	(5)	238,462	(5)
Michael T. Gluk (6)	N/A		N/A		N/A		N/A
Richard A. Christensen	123,735	(2)	3,900	(4)	—		—
John H. Giroux	127,294	(2)	3,900	(4)	—		—
James L. Pacek	108,387	(2)	3,900	(4)	—		—
John T. Raffle (6)	N/A		N/A		N/A		N/A
Richard W. Rew	107,933	(2)	3,900	(4)	—		—

(1)	Mr. Baker’s employment contract provides for a lump sum severance payment upon involuntary termination without cause in an amount equal to 1) eighteen times the greater of his current monthly base compensation or his monthly base compensation in the prior fiscal year, plus 2) an amount equal to his annual base salary in the fiscal year his termination occurs. On December 31, 2008, Mr. Baker’s base salary was $490,000.
(2)	The continuity agreements of Messrs. Christensen, Giroux, Rew and Pacek each provide for severance payments upon involuntary termination without cause in amounts equal to six months of current compensation excluding bonus, paid in accordance with the Company’s normal payroll practice.
(3)	Mr. Baker’s employment contract provides that in the event of involuntary termination without cause, the Company will reimburse him for COBRA expenses up to a maximum of $1,300 per month for 18 months. The total of such maximum payments to Mr. Baker was calculated to be $23,400.
(4)	In the event of involuntary termination without cause, the continuity agreement of Messrs. Christensen, Giroux, Rew and Pacek each provide for COBRA expense reimbursement up to a maximum of $650 per month for 6 months. The total of such maximum payments to each of Messrs. Christensen, Giroux, Rew and Pacek was calculated to be $3,900 per individual.
(5)	Mr. Baker’s employment contract provides for accelerated vesting of 100 percent of Mr. Baker’s unvested options, SARs and equity awards in the event of his employment being terminated without Cause. Note that the stock option/SAR value represents the intrinsic value of the unvested stock options and SARs that would have accelerated as of December 31, 2008, calculated as the excess of our share price of $4.77 on December 31, 2008, over the exercise price of the option/SAR, multiplied by the number of shares which would have become vested and exercisable. There was no value to be realized upon accelerated vesting of stock options and SARs in the event of his employment being terminated without Cause due to the share price of $4.77 on December 31, 2008 being less than the exercise price of the option or SAR. The value of unvested stock awards is based on the market value of our stock on December 31, 2008 multiplied by the number of shares. The Company announced the departure of Mr. Baker as President and Chief Executive Officer on February 18, 2009. There was no severance payment made to Mr. Baker in connection with his departure.
(6)	Mr. Gluk and Mr. Raffle voluntarily resigned their employment with the Company on December 18, 2008. Although their continuity agreements did not provide for severance payments upon voluntary resignation, Mr. Gluk and Mr. Raffle received separation payments in the amount of $128,900 and $75,000 respectively.

In the event of involuntary termination as a result of death or disability, Michael A. Baker’s employment contract provided for the accelerated vesting of all Mr. Baker’s unvested options and equity awards. If such termination would have occurred on December 31, 2008, total value of the accelerated vesting of his equity awards would have been $238,462. There would have been no value realized upon accelerated vesting of stock options and SARs due to the share price of $4.77 on December 31, 2008 being less than the exercise price of the option or SAR. In addition to accelerated vesting, Mr. Baker, or his estate, would also be entitled to continued participation in the Company benefits program. No other NEO is entitled to receive accelerated vesting or other benefits upon termination due to death or disability.

The compensation and benefits described below assume that the NEOs were terminated effective December 31, 2008, within twenty-four months following a change in control of us. The descriptions set forth below are based on our best estimate of the compensation and benefits that would be provided to the executives upon a termination of employment upon a change in control; however, any actual amounts will be determined based on the facts and circumstances in existence at that time.

Termination Upon a Change in Control of the Company
Name	Salary Continuation or Severance ($)		Benefits or Perquisites ($)		Accelerated Vesting of Option Awards ($) (5)	Accelerated Vesting of Stock Awards ($) (6)	Section 280G Gross-Up Payments (7)
Michael A. Baker	2,572,500	(1)	46,800	(3)	—	238,462	—
Michael T. Gluk	N/A		N/A		N/A	N/A	N/A
Richard A. Christensen	791,904	(2)	30,600	(4)	—	77,021	—
John H. Giroux	814,679	(2)	30,600	(4)	—	50,414	—
James L. Pacek	693,678	(2)	30,600	(4)	—	60,073	—
John T. Raffle	N/A		N/A		N/A	N/A	N/A
Richard W. Rew	690,773	(2)	30,600	(4)	—	50,424	—

(1)	Mr. Baker’s employment contract provided for a lump-sum severance payment upon termination as a result of a change of control in an amount equal to 36 months of the greater of his base salary in the year of termination or the year prior to termination, plus an amount equal to the cash portion of 100% of the annual target bonus in the fiscal year in which the termination occurred multiplied by three. As of December 31, 2008, Mr. Baker’s base compensation was $490,000 and the cash portion of his annual target bonus was $367,500. The Company announced Mr. Baker’s departure as President and Chief Executive Officer on February 18, 2009.
(2)	The continuity agreements of Messrs. Christensen, Giroux, Pacek, and Rew each provide for severance payments upon termination as a result of a change of control in amounts equal to 24 months of the greater of (i) the executive’s base compensation earned in the fiscal year preceding the fiscal year of the executive’s termination; or (ii) the executive’s base compensation for the fiscal year of the executive’s termination, including 100 percent of any bonus which the executive could have earned during such fiscal year, assuming the achievement of all relevant executive and Company goals, milestones, and performance criteria.
(3)	Mr. Baker’s employment contract provided that in the event of termination upon a change of control, the Company would reimburse him for COBRA expenses up to a maximum of $1,300 per month for 36 months. The total of such maximum payments to Mr. Baker was calculated to be $46,800.
(4)	The continuity agreements of Messrs. Christensen, Giroux, Pacek, and Rew each provide that the Company will reimburse each for COBRA expenses up to a maximum of $650 per month for 24 months, plus outplacement expense reimbursement up to a maximum of $15,000. The total of such maximum payments to Messrs. Christensen, Giroux, Pacek, and Rew was calculated to be $30,600 per individual.
(5)	The employment contract of Mr. Baker and the continuity agreements of Messrs. Christensen, Giroux, Pacek, and Rew provide for accelerated vesting of 100 percent of the NEOs unvested options and equity awards in the event the NEO’s employment is terminated as a result of a change in control of the Company. Refer to the “Involuntary Termination Following a Change in Control” section of this Item 11 above for a more detailed discussion of accelerated vesting clauses. Note that the stock option/SAR values in this table represent the intrinsic value of the unvested stock options and SARs that would have accelerated as of December 31, 2008, calculated as the excess of our share price of $4.77 on December 31, 2008, over the exercise price of the option, multiplied by the number of shares which would have become vested and exercisable. There was no value to be realized upon accelerated vesting of stock options and SARs due to the share price of $4.77 on December 31, 2008 being less than the exercise price for the option/SAR.
(6)	The value of stock awards is based on the market value of our stock on December 31, 2008 multiplied by the number of unvested/unreleased shares that would have accelerated as of December 31, 2008.
(7)	Internal Revenue Code Section 280G provides that certain payments made to executive that are contingent upon a change in control of the Company are subject to the 20 percent excise tax imposed by Internal Revenue Code Section 4999. The excise tax is imposed if the change in control payments exceed a threshold amount of three times the average taxable income of the executive officer over the last five years. The employment contract of Mr. Baker and the continuity agreements of Messrs. Christensen, Giroux, Pacek, and Rew contain clauses which provide for Company reimbursement of the excise taxes paid or payable by the NEOs should the change in control payments exceed the threshold limitation. In addition to reimbursement of the excise tax, the employment contracts also provide that the Company will reimburse the NEOs for any income tax liability resulting from the Company’s excise tax reimbursement payment. This provision is commonly referred to as a “Section 280G Gross-Up” payment. The 280G gross-up payments presented in this table were calculated in compliance with Section 280G of the Internal Revenue Code. Refer to the “Excise Tax Reimbursement” section of this Item 11 above. Based on the foregoing calculations, assuming a termination date of December 31, 2008, the Company would not be required to provide any Section 280G Gross-Up payments to the NEOs.

The compensation and benefits described below assume that there was a change in control of us effective December 31, 2008, and that none of the NEOs were terminated in conjunction to the change in control. The descriptions set forth below are based on our best estimate of the compensation and benefits that would be provided to the executives upon a change in control; however, any actual amounts will be determined based on the facts and circumstances in existence at that time.

	Change in Control without Termination (1)		Hostile Takeover without Termination (2)
Name	Accelerated Vesting of Option Awards ($)	Accelerated Vesting of Stock Awards ($)	Accelerated Vesting of Option Awards ($)	Accelerated Vesting of Stock Awards ($)
Michael A. Baker	—	119,231	—	238,462
Michael T. Gluk (3)	N/A	N/A	N/A	N/A
Richard A. Christensen	—	38,511	—	77,021
John H. Giroux	—	25,207	—	50,414
James L. Pacek	—	30,037	—	60,073
John T. Raffle (3)	N/A	N/A	N/A	N/A
Richard W. Rew	—	25,212	—	50,424

(1)	The employment contract of Mr. Baker and the continuity agreements of Messrs. Christensen, Giroux, Pacek, and Rew provide for accelerated vesting as to 50 percent of all options and equity awards when NEOs are subject to a “non-hostile” change in control of the Company without termination of employment. Refer to the “Change in Control without Termination” section of this Item 11 above for a more detailed discussion of accelerated vesting clauses. The stock option/SAR value represents the intrinsic value of the unvested stock options and SARs that would have accelerated as of December 31, 2008, calculated as the excess of our share price of $4.77 on December 31, 2008, over the exercise price of the option/SAR, multiplied by the number of shares which would have become vested and exercisable. The value of unvested stock awards is based on the market value of our stock on December 31, 2008 multiplied by the number of shares. In the case of a non-hostile takeover, the value of accelerated vesting as to 50 percent of the options and equity awards was computed by multiplying the value of accelerated vesting as to 100 percent of the options and equity awards by 50 percent. There was no value to be realized upon accelerated vesting of stock options and SARs upon change in control without termination due to the share price of $4.77 on December 31, 2008 being less than the exercise price of the option or SAR.
(2)	The employment contract of Mr. Baker and the continuity agreements of Messrs. Christensen, Giroux, Pacek, and Rew provide for accelerated vesting as to 100 percent of all options and equity awards when the change in control results from a “hostile” takeover. The definition of “Hostile Takeover” means any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities and Exchange Act of 1934, as amended) becoming the “beneficial owner” (as defined in rule 13d-3 under said Act), directly or indirectly, of Securities of the Company representing 50 percent or more of the total voting power represented by the Company’s then outstanding voting securities, without the approval of the Company’s Board of Directors. Refer to the “Change in Control without Termination” section of this Item 11 above for a more detailed discussion of accelerated vesting clauses. The stock option/SAR value represents the intrinsic value of the unvested stock options and SARs that would have accelerated as of December 31, 2008, calculated as the excess of our share price of $4.77 on December 31, 2008, over the exercise price of the option/SAR, multiplied by the number of shares which would have become vested and exercisable. The value of unvested stock awards is based on the market value of our stock on December 31, 2008 multiplied by the number of shares. There was no value to be realized up on accelerated vesting of stock options and SARs upon a hostile takeover without termination due to the share price of $4.77 on December 31, 2008 being less than the exercise price of the option or SAR.
(3)	Mr. Gluk and Mr. Raffle voluntarily resigned their employment with the Company on December 18, 2008.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During Fiscal Year 2008, David Fitzgerald, Peter L. Wilson and Dr. Barbara D. Boyan served as members of the Compensation Committee of the Board of Directors. None of such Compensation Committee members were an officer or employee of us or any of our subsidiaries prior to 2009. Mr. Fitzgerald was appointed to Acting President and CEO in February 2009. Effective October 21, 2009, David Fitzgerald was named President and Chief Executive Officer. In addition, during Fiscal Year 2008, no member of our Board of Directors or of our Compensation Committee, and none of our executive officers, served as a member of the board of directors or compensation committee of an entity that has one or more executive officers serving as members of our Board of Directors or our Compensation Committee.

ARTHROCARE CORPORATION

DIRECTOR COMPENSATION

2008 Amendment to Director Compensation Plan

General

On February 22, 2008 the Board of Directors approved changes to the equity and cash compensation of its non-employee directors, effective January 1, 2008. The new compensation plan targets an overall dollar value for director compensation. This positions average Board of Director compensation around the 50th percentile of the Peer Group on a total compensation basis and around the 75th percentile of the Peer Group on a cash basis. The compensation mix is 30 percent cash and 70 percent equity, with the annual RSU grant 70 percent of the total equity and the SAR grant 30 percent of the total equity. The Compensation Committee believes the new plan better aligns board and stockholder interests and targets the value of total compensation which assists in reducing the effects of stock price fluctuation on total compensation when granting equity by number of shares only. The 2008 compensation plan lowers the average aggregate compensation cost by 26.8 percent versus the average compensation cost of the last three years (excluding Terrence E. Geremski’s 2006 initial equity grant and company meeting fee), from a three year average of $241,171 to $176,597.

New Director Equity Awards

For 2008, upon election to the Board of Directors, a new non-employee director will receive an initial equity grant valued at $400,000 in RSUs, with the exact number of shares subject to the RSUs determined based on the closing price of our common stock on the date of grant. The RSUs will vest over five years, with 20 percent vesting to occur on each of the first five anniversaries of the grant date. The payout of the RSUs will be deferred until retirement.

2008 Director Compensation – New Director Equity Grant

Position	Initial Equity Grant Value RSUs (1)

New Director	400,000

(1)	The amount reflects the 2008 grant date fair value of RSUs. The RSUs vest over five years, with 20 percent vesting to occur on each of the first five anniversaries of the date of grant. The payout of the RSUs will be deferred until retirement.

Subsequent Equity Awards

Upon annual re-election to the Board of Directors, if, on such date, he or she has been on the Board of Directors for at least six months, each non-employee director who is not a committee chair or the lead director will receive a value of $31,500 in SARs and a value of $73,500 in RSUs. The lead director will receive a value of $44,100 in SARs and a value of $102,900 in RSUs, the Audit and Compensation Committee Chairs will receive a value of $39,900 in SARs and a value of $93,100 in RSUs, and the Nominating and Corporate Governance Committee Chair will receive a value of $35,700 in SARs and a value of $83,300 in RSUs. Each SAR Grant will have a per-share exercise price equal to the closing price of our common stock on the date of grant, and such price will also be used to determine the exact number of shares subject to the SAR and RSU grants. The SARs and RSUs will vest over three years, with one-third vesting to occur on each of the first three anniversaries of the grant date.

Cash Compensation

The cash compensation of our non-employee directors will be a $63,000 annual cash retainer for the lead director; a $57,000 annual cash retainer for the Audit and Compensation Committee Chairs; a $51,000 annual cash retainer for the Nominating and Corporate Governance Committee Chair; and a $45,000 annual cash retainer for each director who is not a Committee Chair.

ARTHROCARE CORPORATION

2008 Director Compensation – Target Annual Cash and Equity Value

Position	Annual Retainer (1)	Target Annual Equity Grant SARs (2)	Target Annual Equity Grant RSUs (3)	Target Total Value Cash and Equity

Director	$45,000	$31,500	$73,500	$150,000
Lead Independent Director	$63,000	$44,100	$102,900	$210,000
Audit Chair	$57,000	$39,900	$93,100	$190,000
Compensation Chair	$57,000	$39,900	$93,100	$190,000
Nominating and Corporate Governance Committee Chair	$51,000	$35,700	$83,300	$170,000

(1)	The annual retainer is effective January 1, 2008.
(2)

The amount reflects the target 2008 grant date Black Scholes value of SARs. The SARs vest over 3 years, with 1/3 vesting to occur on each of the first 3 anniversaries of the grant date. Refer to Note 12, “Stockholders’ Equity,” in the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for the relevant assumptions used to determine the valuation of our option and stock appreciation right awards.

(3)	The amount reflects the target 2008 grant date fair value of RSUs. The RSUs vest over 3 years, with 1/3 vesting to occur on each of the first 3 anniversaries of the grant date.

Director Stock Ownership Guidelines

In addition, under the non-employee director compensation arrangement, all non-employee directors are encouraged to own shares of our common stock valued at five times the base annual cash retainer within four years of their election to the Board of Directors.

2009 Director Compensation Plan

The 2009 Director Compensation Plan is the same as the 2008 Amendment to the Director Compensation Plan except that the with respect to the subsequent equity awards, directors will receive stock options instead of SARs. The change in the form of this component is due to (1) shares subject to a stock-settled SAR which were not issued upon the net settlement or exercise of the right, will not be available for future grant under the Amended and Restated 2003 Incentive Stock Plan (the Plan was amended in 2008 to reflect this change) and (2) the difficulty in the administration of SARs.

2009 Director Compensation – New Director Equity Grant

Position	Initial Equity Grant Value RSUs (1)

New Director	400,000

(1)	The amount reflects the 2009 grant date fair value of RSUs. The RSUs vest over 5 years, with 20% vesting to occur on each of the first 5 anniversaries of the date of grant. The payout of the RSUs will be deferred until retirement.

ARTHROCARE CORPORATION

2009 Director Compensation – Annual Cash and Equity Value

Position	Annual Retainer (1)	Target Annual Equity Grant Options (2)	Target Annual Equity Grant RSUs (3)	Target Total Value Cash and Equity

Director	$45,000	$31,500	$73,500	$150,000
Lead Independent Director	$63,000	$44,100	$102,900	$210,000
Audit Chair	$57,000	$39,900	$93,100	$190,000
Compensation Chair	$57,000	$39,900	$93,100	$190,000
Nominating and Corporate Governance Committee Chair	$51,000	$35,700	$83,300	$170,000

(1)	The annual retainer is effective January 1, 2009.
(2)

The amount reflects the target 2009 grant date Black Scholes value of stock options. The stock options vest over 3 years, with  1/3 vesting to occur on each of the first 3 anniversaries of the grant date. Refer to Note 12, “Stockholders’ Equity,” in the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for the relevant assumptions used to determine the valuation of our option and stock appreciation right awards.

(3)	The amount reflects the target 2009 grant date fair value of RSUs. The RSUs vest over 3 years, with 1/3 vesting to occur on each of the first 3 anniversaries of the grant date.

Director Stock Ownership Guidelines

In addition, under the non-employee director compensation arrangement, all non-employee directors are encouraged to own shares of the Company’s common stock valued at five times the base annual cash retainer within four years of their election to the Board of Directors.

2008 Director Compensation Table

The below table summarizes director compensation during the last fiscal year.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Total
Michael A. Baker (4)	—	—	—	—
Barbara D. Boyan, Ph.D. (5)	$45,000	$50,375	$113,947	$209,322
David Fitzgerald (6)	$57,000	$54,246	$76,410	$187,656
James G. Foster (7)	$51,000	$52,306	$75,582	$178,888
Terrence E. Geremski (8)	$57,000	$49,318	$122,702	$229,020
Tord B. Lendau (5)	$45,000	$50,375	$74,754	$170,130
Peter L. Wilson (9)	$63,000	$56,177	$77,238	$196,415

(1)	The Fees Earned or Paid in Cash column consists of annual retainer fees and payments for attendance at Board and Committee meetings during 2008. The annual retainer fees are accrued and paid quarterly in accordance with the director compensation policy in effect at the beginning of the relevant quarter.
(2)

For restricted stock awards, the number reported equals the dollar amount recognized for financial statement reporting purposes with respect to the Last Fiscal year in accordance with FAS 123R. For stock awards reported, the estimate of forfeitures related to service-based vesting conditions has been disregarded pursuant to Regulation S-K, Item 402(c)(2)(v). Beginning in 2008, the RSUs vest over three years, with 1/3 vesting on each anniversary of the grant date. The Company recognizes compensation expense ratably over the three-year vesting period. RSUs are discussed in the “Director Compensation” section of this Item 11 above. The following are the aggregate number of stock awards outstanding at December 31, 2008 for each independent director: Dr. Boyan: 4,076; Mr. Fitzgerald: 4,517; Mr. Foster: 4,296; Mr. Geremski: 4,192; Mr. Lendau: 4,076; Mr. Wilson: 4,737. The grant date fair value of the restricted stock unit awards granted in 2008 for each independent director: Dr. Boyan: $73,468; Mr. Fitzgerald: $93,092; Mr. Foster: $83,258; Mr. Lendau: $73,468; Mr. Wilson: $102,882; Mr. Geremski: $93,092. The grant date fair value of the stock awards was computed in accordance with FAS 123R.

(3)

For awards of options, the number reported equals the dollar amount recognized for financial statement reporting purposes with respect to the Last Fiscal year in accordance with FAS 123R. For options or SARs reported, the estimate of forfeitures related to service-based vesting conditions has been disregarded pursuant to Regulation S-K, Item 402(c)(2)(vi). Components of this cost include the portion of 2008 grants of stock appreciation rights recognized in 2008 and the portion of all other outstanding stock options recognized during 2008. Beginning in 2008, the “SARs” granted to each director have an exercise price equal to the closing price of the Company’s common stock on the date of grant, have a term of seven years from the date of grant, and vest over three years, with 1/3 vesting on each anniversary of the grant date. The Company recognizes compensation expense ratably over the three-year vesting period. SARs are discussed in the “Director Compensation” section of this Item 11 above. The following are the aggregate number of options or SARs outstanding at December 31, 2008 for each independent director: Dr. Boyan: 81,432; Mr. Fitzgerald: 91,814; Mr. Foster: 106,623; Mr. Geremski: 36,814; Mr. Lendau: 121,432; Mr. Wilson: 122,005. The Black Scholes value of the SARs granted in 2008 for each independent director: Dr. Boyan: $31,459; Mr. Fitzgerald: $39,851; Mr. Foster: $35,655; Mr. Lendau: $31,459; Mr. Wilson: $44,047; Mr. Geremski: $39,851. The Black Scholes value of the stock awards was computed in accordance with FAS 123R.

(4)	Refer to the Summary Compensation Table for Mr. Baker’s compensation information. Mr. Baker served as President and Chief Executive Officer of the Company in addition to serving on the Board in 2008. Mr. Baker did not receive any additional compensation for his service as a director in 2008. The Company announced Mr. Baker’s departure as President and Chief Executive Officer on February 18, 2009.
(5)	Consistent with the Director Compensation Plan, effective January 1, 2008, this amount represents the $45,000 annual retainer paid to Board members who do not serve as Committee Chairs or as the Lead Independent Director.
(6)	Consistent with the Director Compensation Plan, effective January 1, 2008, this amount represents $57,000 as the annual retainer for serving as the Compensation Committee Chair during the entire fiscal year.
(7)	Consistent with the Director Compensation Plan, effective January 1, 2008, this amount represents $51,000 as the annual retainer for serving as the Chairman of the Nominating and Corporate Governance Committee during the entire fiscal year.
(8)	Consistent with the Director Compensation Plan, effective January 1, 2008, this amount represents $57,000 as the annual retainer for serving as the Audit Committee Chair during the entire fiscal year.
(9)	Consistent with the Director Compensation Plan, effective January 1, 2008, this amount represents $63,000 as the annual retainer for serving as the Lead Independent Director during the entire fiscal year.

ARTHROCARE CORPORATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of September 21, 2009 by:

•	each of our directors,

•	each NEO, as defined and named in the Summary Compensation Table appearing herein,

•	all of our directors and executive officers as a group, and

•	each person known by us to beneficially own more than 5 percent of our common stock (based on information supplied in Schedules 13D and 13G filed with the SEC).

Security Ownership of Beneficial Owners of More Than Five Percent of Our Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Common Stock	FMR LLC, 82 Devonshire Street, Boston, Massachusetts 02109 (4)	2,722,727	8.1%
Common Stock	Capital Research Global Investors, 333 South Hope Street, Los Angeles, California 90071 (5)	2,584,340	7.7%
Common Stock	SmallCap World Fund, 333 South Hope Street, Los Angeles, California 90071 (6)	2,044,300	6.1%
Common Stock	OEP AC Holdings, LLC, c/o One Equity Partners LLC, 320 Park Avenue, 18th Floor, New York, New York 10022 (7)	5,820,357	17.4%

Security Ownership of Our Management and Directors: (8)

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Board of Directors
Common Stock	Barbara D. Boyan (9)	77,903	*
Common Stock	David Fitzgerald (10) (23)	89,677	*
Common Stock	Jim G. Foster (11)	103,189	*
Common Stock	Terrence E. Geremski (12)	20,928	*
Common Stock	Tord B. Lendau (13)	119,403	*
Common Stock	Peter L. Wilson (14)	122,015	*
Common Stock	Gregory Belinfanti, One Equity Partners LLC, 320 Park Avenue, 18th Floor, New York, New York 10022 (15)	5,820,357	17.4%
Common Stock	Christian Ahrens, One Equity Partners LLC, 320 Park Avenue, 18th Floor, New York, New York 10022 (16)	5,820,357	17.4%

Executive Management
Common Stock	Rich A. Christensen (17)	190,185	*
Common Stock	Sten I. Dahlborg (18)	78,304	*
Common Stock	John H. Giroux (19)	37,555	*
Common Stock	Richard W. Rew (20)	39,680	*
Common Stock	Jim L. Pacek (21)	25,356	*
Common Stock	Todd Newton	—	—
Common Stock	Brian T. Simmons (22)	9,084	*
Common Stock	All directors and executive officers as a group	913,279	2.7%

Total shares outstanding at 09/21/2009:		26,848,070

*	Represents less than 1% of the Company’s outstanding common stock.
(1)	The address for all executive officers and directors, except for Gregory Belinfanti and Christian Ahrens, is c/o ArthroCare Corporation, 7500 Rialto Blvd., Building Two, Suite 100, Austin, Texas 78735.
(2)	Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3)	The applicable percentage ownership for Board members and executive officers is based on 26,848,070 shares of common stock outstanding as of September 21, 2009 together with applicable options for such stockholder. The applicable percentage ownership for the beneficial owners listed in the table is based on the number of outstanding shares as of September 21, 2009, as indicated in the relevant 13G filings described in footnotes 4 through 6 below. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Shares of common stock subject to the options or other convertible securities currently exercisable, or exercisable within 60 days of September 21, 2009, are deemed outstanding for computing the percentage ownership of the person holding such options or other convertible securities, but are not deemed outstanding for computing the percentage ownership of any other person.
(4)	As reported in a Schedule 13G filed on February 17, 2009 by FMR LLC, or FMR, FMR had the sole power to vote or direct the vote of 600 shares and the sole power to dispose or to direct the disposition of 2,722,727 shares. FMR’s address is 82 Devonshire Street, Boston, Massachusetts 02109.
(5)	As reported in a Schedule 13G filed on February 13, 2009 by Capital Research Global Investors, or CRGI, CRGI had the sole power to vote or direct the vote of 2,584,340 shares. CRGI’s address is 333 South Hope Street, Los Angeles, California 90071.
(6)	As reported in a Schedule 13G filed on February 17, 2009 by SmallCap World Fund, Inc., Barclays had the sole power to vote or direct the vote of 2,044,300 shares and the sole power to dispose or to direct the disposition of 0 shares. SmallCap World Fund Inc’s address is 333 South Hope Street, Los Angeles, California 90071.
(7)	OEP AC Holdings, LLC is the direct owner of 75,000 shares of Series A 3.00% Convertible Preferred Stock, which after giving effect to the make-whole adjustment described in the Certificate of Designations, are convertible into approximately 5,820,357 shares of common stock. The Series A 3.00% Convertible Preferred Stock is convertible at any time, at the holder’s election subject to the terms and conditions of the Securities Purchase Agreement between us and OEP AC Holdings, LLC, dated August 14, 2009 (including without limitation the holder’s agreement not to convert any of its Series A 3.00% Convertible Preferred Stock until the earlier of September 1, 2010 and the occurrence of a Reorganization Event (as such term is defined in the Certificate of Designations)), and the Certificate of Designations (including without limitation the Conversion Cap (as such term is defined in the Certificate of Designations)) governing the Series A 3.00% Convertible Preferred Stock.
(8)	The disclosure provided was taken from information submitted by the director or officer and company records.
(9)	Includes 74,277 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(10)	Includes 84,404 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(11)	Includes 99,341 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(12)	Includes 18,729 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(13)	Includes 114,277 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(14)	Includes 114,468 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(15)	Includes 75,000 shares of Series A 3.00% Convertible Preferred Stock held directly by OEP AC Holdings, LLC (“OEP”), which are convertible into approximately 5,820,357 shares of common stock. The managing member of OEP is One Equity Partners III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP General Partner III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP Holding Corporation, a Delaware corporation (“OEP Holding”), of which the sole stockholder is Bank One Investment Corporation, a Delaware corporation, of which the sole stockholder is JP Morgan Capital Corporation, a Delaware corporation, of which the sole stockholder is Banc One Financial LLC, a Delaware limited liability company, of which the sole member is JPMorgan Chase & Co., a Delaware corporation. Mr. Belinfanti is an officer of OEP Holding. Mr. Belinfanti disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(16)	Includes 75,000 shares of Series A 3.00% Convertible Preferred Stock held directly by OEP, which are convertible into approximately 5,820,357 shares of common stock. The managing member of OEP is One Equity Partners III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP General Partner III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP Holding, of which the sole stockholder is Bank One Investment Corporation, a Delaware corporation, of which the sole stockholder is JP Morgan Capital Corporation, a Delaware corporation, of which the sole stockholder is Banc One Financial LLC, a Delaware limited liability company, of which the sole member is JPMorgan Chase & Co., a Delaware corporation. Mr. Ahrens is an officer of OEP Holding. Mr. Ahrens disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(17)	Includes 174,110 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(18)	Includes 67,212 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(19)	Includes 31,396 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(20)	Includes 34,719 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(21)	Includes 17,190 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(22)	Includes 6,250 shares of common stock issuable upon options that are exercisable within 60 days of September 21, 2009.
(23)	David Fitzgerald, President and Chief Executive Officer, is also considered an executive officer.

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this item is incorporated by reference into our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation column (a) (c)
Equity compensation plans approved by security holders (1)	2,152,702	26.88	1,959,313
Equity compensation plans not approved by security holders (2)	684,983	25.51	36,678

Total	2,837,685	26.54	1,995,991

(1)	Includes 57,288 shares remaining available for future issuance under the Company’s Employee Stock Purchase Plan.
(2)	Consists of shares issuable under our Amended and Restated Non-statutory Option Plan, which does not require the approval of, and has not been approved by, our stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under its charter, the Audit Committee is responsible for reviewing and approving all related party transactions, regardless of the dollar amount involved, that, if entered into, would be required to be disclosed under the rules and regulations of the SEC. No member of the Audit Committee having an interest in a related-party transaction may participate in any decision regarding that transaction.

On June 20, 1997, we and Mr. Baker entered into an employment offer letter, which, in addition to an annual salary and bonus, benefits and vacation time, provided for an interest-free loan by us in the principal amount of $500,000 in connection with Mr. Baker’s purchase of a home, payable upon the earlier of termination of employment or sale of the home. In January 2007, Mr. Baker repaid the loan in its entirety.

DIRECTOR INDEPENDENCE

Dr. Barbara D. Boyan and Messrs. James G. Foster, Terrence E. Geremski, Tord B. Lendau, and Peter L. Wilson are independent directors under the Nasdaq listing standards.

ARTHROCARE CORPORATION

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audits of the Company’s consolidated annual financial statements, effectiveness of the Company’s internal control over financial reporting and the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during the fiscal years ended December 31, 2008 and 2007, and fees billed for other services rendered by PwC during those periods.

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$10,342,377	$1,370,954
Audit - Related Fees (2)	19,570	84,648
Tax Fees (3)	329,376	314,093
All Other Fees (4)	53,662	1,599

Total	$10,744,985	$1,771,294

(1)	Audit fees consist of fees billed for professional services rendered for the audits of the Company’s consolidated annual financial statements, effectiveness of the Company’s internal control over financial reporting, and review of interim consolidated financial statements that are normally provided by PwC in connection with statutory and regulatory filings or engagements. Audit fees also include fees incurred for professional services rendered in connection with the Audit Committee review in the approximate amount of $6.7 million and $0.0 million for the fiscal year ended December 31, 2008 and 2007, respectively.
(2)	Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees,” including those associated with acquisitions, accounting consultations, and due diligence.
(3)	Tax Fees consist of fees billed for professional services rendered for the preparation of federal and state income tax returns and tax planning.
(4)	All Other Fees consist of fees related to the Company’s license of internal audit software owned by PwC and a salary survey.

The Company did not incur any other fees for professional services rendered by PwC other than those disclosed above for the fiscal years 2008 and 2007.

AUDIT COMMITTEE PRE-APPROVAL PROCESS

Pursuant to our Audit Committee Charter, before the independent registered public accounting firm is engaged by us or our subsidiaries to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also is not required if such services fall within available exceptions established by the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). Documents filed as part of this annual report.

•	Consolidated Balance Sheets at December 31, 2008 and 2007 (as restated)

•	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 (as restated) and 2006 (as restated)

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 (as restated) and 2006 (as restated)

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 (as restated) and 2006 (as restated)

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(a) (2). Financial statement schedule

The following report and schedule are included in this Part IV, and are found in this report:

•	Valuation and Qualifying Accounts (as restated).

ARTHROCARE CORPORATION

All other schedules are omitted, as the required information inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3). Exhibits

2.1	Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders’ Agents (Incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 18, 2004).

2.2	Amendment No. 1, dated as of October 6, 2004, to the Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders’ Agents (Incorporated herein by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed on November 18, 2004).

2.3	Asset Purchase Agreement, dated as of August 16, 2005, by and among ArthroCare Corporation, a Delaware corporation, ArthroCare (Deutschland) GmbH, a corporation organized under the laws of Germany and a wholly-owned subsidiary of ArthroCare, ArthroCare UK, Ltd., a corporation registered in England & Wales and a wholly-owned subsidiary of ArthroCare, Applied Therapeutics, Inc., a Florida corporation, Applied Therapeutics, Ltd., a corporation registered in England & Wales, Applied Therapeutics GmbH, a corporation organized under the laws of Germany and BHK Holding, a corporation organized under the laws of the Cayman Islands. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 22, 2005).

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 filed previously with the Company’s Annual Report on Form 10-K for the period ended December 30, 2000).

3.2	Amended and Restated Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.1 filed previously with the Company’s Current Report on Form 8-K filed on August 17, 2009).

4.1	Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 filed previously with the Company’s Registration Statement on Form 8-A (Registration No. 000-27422)).

4.2	Certificate of Designations of Series A 3.00 percent Convertible Preferred Stock (Par Value $0.001) (Incorporated herein by reference to Exhibit 99.2 filed previously with the Company’s Current Report on Form 8-K filed on August 17, 2009).

10.1*	Form of Indemnification Agreement between the registrant and each of its directors and officers. (Incorporated herein by reference to Exhibit 10.1 filed previously with the Company’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.2*	Incentive Stock Plan and form of Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.2 filed previously with the Company’s Registration Statement on Form S-1 (Registration No. 33-80453)).

ARTHROCARE CORPORATION

10.3*	Director Option Plan and form of Director Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.3 filed previously with the Company’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.4*	Employee Stock Purchase Plan and forms of agreements there under. (Incorporated herein by reference to Exhibit 10.4 filed previously with the Company’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.5	Form of Exclusive Distribution Agreement. (Incorporated herein by reference to Exhibit 10.5 filed previously with the Company’s Registration Statement on Form S-1 (Registration No. 33-80453)).

10.6†	Litigation Settlement Agreement, between the Company and ETHICON Inc. dated June 24, 1999 (Incorporated herein by reference to Exhibit 10.33 previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.7†	License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000. (Incorporated herein by reference to Exhibit 10.36 filed previously with this the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2000).

10.8*	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Company’s Statement on Form S-8 filed on August 8, 2000).

10.9*	2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2003).

10.10*	Second Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 8, 2003).

10.11	Agreement and Plan of Merger, dated as of October 23, 2003, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 5, 2004, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and Medical Device Alliance Inc. (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 11, 2004).

10.12	Contingent Value Rights Agreement, dated as of January 28, 2004, by and among ArthroCare Corporation, Alpha Merger Sub Corporation, Medical Device Alliance Inc., Wells Fargo Bank, N.A. and Frank Bumstead (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 11, 2004).

10.13	Form of Stockholder Waiver Agreement, dated as of October 23, 2003, by each of Vegas Ventures, LLC, Jeffrey Barber and Howard Preissman (Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on October 31, 2003).

10.14	2004/2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K/A filed on February 22, 2005).

ARTHROCARE CORPORATION

10.15	2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed on February 22, 2005).

10.16	Form of Option Agreement under the Amended and Restated 2003 Incentive Plan (Incorporated herein by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed on February 22, 2005).

10.17	Form of Restricted Stock Bonus Agreement under the Amended and Restated Director Option Plan (Incorporated herein by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed on February 22, 2005).

10.18	Form of Restricted Stock Bonus Agreement under the Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K filed on February 22, 2005).

10.19†	Settlement and License Agreement between the Company, ArthroCare Corporation Cayman Islands, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.20†	Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.21*	2006 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.54 to the Company’s Current Report on Form 8-K filed on February 24, 2006).

10.22*	2006 Director Compensation Plan (Incorporated herein by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K filed on February 24, 2006).

10.23	Credit Facility between the Company, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006 (Incorporated herein by reference to the Company’s Annual Report of Form 10-K filed March 24, 2006).

10.24	Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed on May 25, 2006).

10.25	Lease Agreement between Lantana Office properties I, L.P. and the Company (Incorporated herein by reference to Exhibit 10.57 to the Company’s Quarterly Report on 10-Q filed on June 30, 2006).

10.26	Employment Agreement between the Company and Mike Baker, effective January 1, 2007 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2006).

10.27†	Settlement and License Agreement between the Company, ArthroCare Corporation Cayman Islands and MarcTec, LLC effective January 3, 2007 (Incorporated herein by reference to the Company’s Annual Report of Form 10-K filed February 27, 2007).

ARTHROCARE CORPORATION

10.28*	2007 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on March 1, 2007).

10.29*	Form of “Amended VP Continuity Agreement” between ArthroCare Corporation and its Vice Presidents (Incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 5, 2007).

10.30*	Form of “Amended Senior VP Continuity Agreement” between ArthroCare Corporation and its Senior Vice Presidents (Incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 5, 2007).

10.31**	Amendment dated September 20, 2007, to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc.

10.32††	Stock Purchase Agreement, dated as of December 31, 2007, by and between ArthroCare Corporation and DiscoCare, Inc. (Incorporated herein by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on February 29, 2008).

10.33	2008 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on February 28, 2008).

10.34	Employment Agreement between ArthroCare Corporation and John T. Raffle effective April 21, 2008, (Incorporated herein by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on April 22, 2008).

10.35††	Pricing and Delivery Amendment dated June 16, 2008, to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed on November 18, 2009)

10.36††	Amendment dated June 16, 2008, for Development and Supply of S&N Branded Probes and Controllers to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed on November 18, 2009)

10.37	Letter dated July 29, 2008, from Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended by that certain First Amendment dated as of December 18, 2007, by and among ArthroCare Corporation, the banks and other financial institutions party thereto from time to time as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer. (Incorporated herein by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on September 2, 2008).

ARTHROCARE CORPORATION

10.38	Letter dated September 15, 2008 from Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended by that certain First Amendment dated as of December 18, 2007, by and among ArthroCare Corporation, the banks and other financial institutions party thereto from time to time as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer. (Incorporated herein by reference to Exhibit 10.68 to the Company’s Current Report on Form 8-K filed on September 16, 2008).

10.39	Second Amendment and Consent, dated as of November 26, 2008, by and among, ArthroCare Corporation, the Subsidiaries thereof party thereof part thereto, the Lenders party to thereto and Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on December 1, 2008).

10.40	Waiver dated January 16, 2009 from Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended, by and among ArthroCare Corporation, the Subsidiaries thereof party thereto, the Lenders party to thereto and Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated herein by reference to Exhibit 10.69 to the Company’s Current Report on Form 8-K filed on January 20, 2009).

10.41	Resignation Letter of Michael A. Baker dated February 18, 2009 (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 19. 2009).

10.42	Letter dated February 23, 2009, from Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended, by and among ArthroCare Corporation, the Subsidiaries thereof party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer (Incorporated herein by reference to Exhibit 10.70 to the Company’s Current Report on Form 8-K filed on February 26, 2009).

10.43	General Release and Separation Agreement between John Raffle and the Company, dated February 21, 2009 (Incorporated herein by reference to Exhibit 10.71 to the Company’s Current Report on Form 8-K filed on February 26, 2009).

10.44	General Release and Separation Agreement between Michael Gluk and the Company, dated December 31, 2008 (Incorporated herein by reference to Exhibit 10.72 to the Company’s Current Report on Form 8-K filed on February 26, 2009).

10.45	Letter dated April 1, 2009, From Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended, by and among ArthroCare Corporation, the Subsidiaries thereof party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer (Incorporated herein by reference to Exhibit 10.73 to the Company’s Current Report on Form 8-K filed on April 3, 2009).

10.46	Employment Agreement between ArthroCare Corporation and David Fitzgerald, effective March 30, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2009).

10.47	Employment Agreement between ArthroCare Corporation and Todd Newton, effective April 2, 2009 (Incorporated herein by reference to Exhibit 10.75 to the Company’s Current Report on Form 8-K filed on April 3, 2009).

ARTHROCARE CORPORATION

10.48	Restatement Bonus Plan adopted March 30, 2009 (Incorporated herein by reference to Exhibit 10.76 to the Company’s Current Report on Form 8-K filed on April 3, 2009).

10.49	Indemnification Agreement dated April 2, 2009 between ArthroCare Corporation and Todd Newton (Incorporated herein by reference to Exhibit 10.77 to the Company’s Current Report on Form 8-K filed on April 3, 2009).

10.50††**	Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC.

10.51††**	Disclosure Letter to Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC.

10.52**	Registration Rights Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC.

10.53**	Letter Agreement dated September 1, 2009 between ArthroCare Corporation and OEP AC Holdings, LLC with regard to director seats for OEP representatives.

10.54**	Third Amendment to Credit Agreement and Forbearance Agreement with respect to Credit Agreement between the Company, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006.

14.1	Amended and Restated Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 17, 2009).

21.1**	Subsidiaries of the Company.

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Forward-Looking Statements.

99.2**	Management’s Discussion and Analysis for the eight quarters in 2007 and 2008.

†	Confidential treatment has been granted as to portions of this exhibit.
††	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

Financial Statement Schedule

The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II – Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2006, December 31, 2007 and December 31, 2008. All other schedules called for by Form 10-K are omitted because they are not applicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein. The amounts herein have been restated for the adjustments described in Note 2 of the Notes to the Consolidated Financial Statements included in “Part II - Item 8 - Financial Statements and Supplementary Data.”

Schedule II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additional Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$2,508	$2,069	$(1,604)	$2,973
Product returns	$1,801	$5,189	$(5,962)	$1,028
Inventory reserves	$3,401	$6,569	$(2,201)	$7,769
Warranty reserves	$441	$1,418	$(1,430)	$429

Year ended December 31, 2007 (As Restated)
Deducted from asset accounts:
Allowance for doubtful accounts	$2,401	$1,612	$(1,505)	$2,508
Product returns	$2,367	$4,876	$(5,442)	$1,801
Inventory reserves	$2,693	$2,957	$(2,249)	$3,401
Warranty reserves	$250	$1,856	$(1,665)	$441

Year ended December 31, 2006 (As Restated)
Deducted from asset accounts:
Allowance for doubtful accounts	$2,165	$258	$(22)	$2,401
Product returns	$2,689	$6,111	$(6,433)	$2,367
Inventory reserves	$1,489	$3,149	$(1,945)	$2,693
Warranty reserves	$175	$1,078	$(1,003)	$250

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
David Fitzgerald
President and Chief Executive Officer

Date: November 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this Report below:

Signature	Title	Date

/S/ DAVID FITZGERALD David Fitzgerald	President, Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2009

/S/ TODD NEWTON Todd Newton	Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2009

/S/ JAMES FOSTER James Foster	Director	November 18, 2009

/S/ PETER L. WILSON Peter L. Wilson	Director	November 18, 2009

/S/ TORD B. LENDAU Tord B. Lendau	Director	November 18, 2009

/S/ BARBARA D. BOYAN Barbara D. Boyan	Director	November 18, 2009

/S/ TERRENCE E. GEREMSKI Terrence E. Geremski	Director	November 18, 2009

/S/ GREGORY A. BELINFANTI Gregory A. Belinfanti	Director	November 18, 2009

Signature	Title	Date

/S/ CHRISTIAN P. AHRENS Christian P. Ahrens	Director	November 18, 2009

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

10.31	Amendment dated September 20, 2007 to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc.

10.50††	Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC.

10.51††	Disclosure Letter to Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC.

10.52	Registration Rights Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC.

10.53	Letter Agreement dated September 1, 2009 between ArthroCare Corporation and OEP AC Holdings, LLC with regard to director seats for OEP representatives.

10.54	Third Amendment to Credit Agreement and Forbearance Agreement with respect to Credit Agreement between the Company, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006.

21.1	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Forward-Looking Statements.

99.2	Management’s Discussion and Analysis for the eight quarters in 2007 and 2008.

††	Confidential treatment has been requested as to portions of this exhibit.
*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.