Form 10-Q
period 2009-03-31
ARTHROCARE CORP
filed 2009-11-18
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended March 31, 2009

EXPLANATORY NOTE

We are filing this quarterly report on Form 10-Q for the first quarter of 2009 concurrently with the filing of our quarterly reports on Form 10-Q for the second and third quarters of 2008 and with our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). We experienced substantial delays in filing these reports with the Securities and Exchange Commission (“SEC”) as a result of issues identified during a review of accounting issues and internal controls and insurance billing and healthcare compliance issues, conducted under the direction of our Audit Committee (the “Review”), which was completed in August 2009. The 2008 Form 10-K contains: (i) our consolidated financial statements and related notes for the year ended December 31, 2008; (ii) a restatement of our previously issued consolidated financial statements and related notes as of December 31, 2007 and for the years ended December 31, 2007 and December 31, 2006; (iii) selected financial data restated for 2004 through 2007; and (iv) quarterly financial statements for the eight quarters in 2007 and 2008. For additional information regarding the Review, the background of the restatement, related adjustments and cumulative impact, you should refer to the 2008 Form 10-K, which we are filing concurrently with this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,568	$33,506
Restricted cash equivalents and investments	4,507	4,474
Accounts receivable, net of allowances of $4,313 and $4,001 at March 31, 2009 & December 31, 2008, respectively	38,060	41,797
Inventories, net	52,789	56,437
Deferred tax assets	29,298	29,265
Prepaid expenses and other current assets	6,476	8,654

Total current assets	158,698	174,133

Property and equipment, net	48,268	48,933
Intangible assets, net	22,546	24,085
Goodwill	117,843	118,054
Deferred tax assets	16,651	16,651
Other assets	6,015	5,420

Total assets	$370,021	$387,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,369	$17,607
Accrued liabilities	60,599	60,200
Deferred tax liabilities	128	129
Current portion of notes payable	45,000	55,000

Total current liabilities	121,096	132,936

Deferred tax liabilities	314	327
Deferred revenue	3,747	3,210
Other non-current liabilities	6,502	6,521

Total liabilities	131,659	142,994

Commitments and contingencies (Notes 9 and 10)

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued and outstanding: 26,815 shares at March 31, 2009 and 26,755 shares at December 31, 2008	27	27
Treasury stock: 4,060 shares at March 31, 2009 and 4,101 shares at December 31, 2008	(109,840)	(110,945)
Additional paid-in capital	374,921	374,089
Accumulated other comprehensive loss	(4,242)	(3,800)
Accumulated deficit	(22,504)	(15,089)

Total stockholders’ equity	238,362	244,282

Total liabilities and stockholders’ equity	$370,021	$387,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share data)

	Three Months Ended March 31,
	2009	2008
		(As Restated)
Revenues:
Product sales	$75,568	$75,125
Royalties, fees and other	3,222	2,428

Total revenues	78,790	77,553

Cost of product sales	21,796	23,587

Gross profit	56,994	53,966

Operating expenses:
Research and development	8,362	8,251
Sales and marketing	29,666	32,561
General and administrative	11,948	7,621
Amortization of intangible assets	1,586	1,602
Reimbursement services	168	380
Investigation and restatement-related costs	8,724	—

Total operating expenses	60,454	50,415

Income (loss) from operations	(3,460)	3,551
Interest income	75	216
Interest expense and bank fees	(1,270)	(1,122)
Foreign exchange gain (loss), net	(146)	754
Other income, net	3	15

Interest and other expense, net	(1,338)	(137)

Income (loss) before income taxes	(4,798)	3,414

Income tax provision	1,709	1,183

Net income (loss)	$(6,507)	$2,231

Weighted-average shares outstanding:
Basic	26,746	26,516
Diluted	26,746	27,391

Earnings (loss) per common share:
Basic	$(0.24)	$0.08

Diluted	$(0.24)	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$(6,507)	$2,231
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,923	5,364
Provision for doubtful accounts receivable and product returns	1,283	1,785
Provision for inventory and warranty reserves	1,799	1,015
Non-cash stock compensation expense	1,029	2,765
Income tax benefits relating to employee stock options	—	(1,111)
Other	495	434
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	1,905	(2,963)
Inventories	1,848	1,863
Prepaid expenses and other current assets	1,696	(213)
Accounts payable	(2,229)	(2,215)
Accrued liabilities	806	(3,423)
Deferred revenue	537	113

Net cash provided by operating activities	8,585	5,645

Cash flows from investing activities:
Purchases of property and equipment	(3,801)	(5,678)
Payment for purchase of Denmark	(390)	—
Payments for business combinations and purchases of intangible assets	—	(357)
Disbursement of loan receivable	(180)	—
Maturities and other changes in restricted cash equivalents and investments	(33)	999

Net cash used in investing activities	(4,404)	(5,036)

Cash flows from financing activities:
Payments for purchases of treasury stock	—	(11,778)
Repayments on revolving Credit Agreement	(10,000)	—
Proceeds from issuance of common stock, net of issuance costs	—	171
Proceeds from exercise of options to purchase common stock, net of issuance costs	—	614
Income tax benefit relating to employee stock options	—	1,111

Net cash used in financing activities	(10,000)	(9,882)

Effect of exchange rate changes on cash and cash equivalents	(119)	173

Net (decrease) in cash and cash equivalents	(5,938)	(9,100)
Cash and cash equivalents, beginning of the period	33,506	38,249

Cash and cash equivalents, end of the period	$27,568	$29,149

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2008 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature, as well as all restatement adjustments discussed in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in the 2008 Form 10-K considered necessary to fairly state the financial position of the Company at March 31, 2009 and December 31, 2008, the results of its operations and cash flows for the three month periods ended March 31, 2009 and March 31, 2008.

In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results for the full year.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 141(R), “Business Combinations,” which replaces FAS 141. The statement requires a number of changes particularly in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FASB Staff Position document (“FSP”) FAS 141(R)-1 which amends FAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. The impact of the adoption of FAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of any acquisitions the Company completes after January 1, 2009.

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

In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13 “Revenue Arrangements with Multiple Deliverables.” This statement applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, “Multiple Element Arrangements,” and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. The Company is currently analyzing the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

Fair Value Measurements

The Company applies FAS 157, “Fair Value Measurements” and related staff positions to all assets and liabilities that are measured and reported on a fair value basis. The major category of financial assets and liabilities of the Company that are measured at fair value on a recurring basis are short-term investments. In the first quarter of 2009, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis.

FAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and consider assumptions the market participants would use when pricing the asset or liability, such as inherent risk, transfer restriction, and risk of nonperformance.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

In response to the faxes and following discussions with PwC, the Company, with assistance from Latham & Watkins LLP (“Latham”) (and forensic accountants, FTI Consulting, Inc. (“FTI”), began a re-assessment of the accounting for the Company’s relationship with DiscoCare as well as other customers.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

The following table presents the effects of the restatement adjustments by financial statement line item for the three month period ended March 31, 2008 (in thousands, except per-share data):

	Three Months Ended March 31, 2008
		Adjustments					Provision for Income Tax	As Restated
	As Reported	DiscoCare Purchase Accounting	DiscoCare and DRS Activities	Revenue Recognition	Other	Total Adjustments
	(in thousands)
Revenues:
Product sales	$88,492	$—	$(7,010)	$(6,357)	$—	$(13,367)	$—	$75,125
Royalties, fees and other	2,543	—	—	(115)	—	(115)	—	2,428

Total revenues	91,035	—	(7,010)	(6,472)	—	(13,482)	—	77,553

Cost of product sales	25,702	—	(1,566)	(1,306)	757	(2,115)	—	23,587

Gross profit (loss)	65,333	—	(5,444)	(5,166)	(757)	(11,367)	—	53,966

Operating expenses:
Research and development	7,730	—	—	—	521	521	—	8,251
Sales and marketing	35,237	(148)	(56)	(1,657)	(815)	(2,676)	—	32,561
General and administrative	7,604	—	(74)	—	91	17	—	7,621
Amortization of intangible assets	2,214	(547)	—	—	(65)	(612)	—	1,602
Reimbursement services	—	—	380	—	—	380	—	380

Total operating expenses	52,785	(695)	250	(1,657)	(268)	(2,370)	—	50,415

Income (loss) from operations	12,548	695	(5,694)	(3,509)	(489)	(8,997)	—	3,551

Interest income	216	—	—	—	—	—	—	216
Interest expense and bank fees	(1,123)	(9)	10	—	—	1	—	(1,122)
Foreign exchange gain (loss), net	734	—	—	2	18	20	—	754
Other income, net	15	—	—	—	—	—	—	15

Income (loss) before income taxes	12,390	686	(5,684)	(3,507)	(471)	(8,976)	—	3,414

Income tax provision (benefit)	3,126	—	—	—	—	—	(1,943)	1,183

Net income (loss)	$9,264	$686	$(5,684)	$(3,507)	$(471)	$(8,976)	$1,943	$2,231

Weighted-average shares outstanding:
Basic	26,516							26,516
Diluted	27,391							27,391

Earnings per common share:
Basic	$0.35							$0.08
Diluted	$0.34							$0.08

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

The following tables present the major subtotals for the Condensed Consolidated Statement of Cash Flows and the effects of the related impacts of the restatement adjustments discussed above for the three months ended March 31, 2008 (in thousands):

	Three Months Ended March 31, 2008
	(As Reported)	(As Restated)
Net cash provided by (used in):
Net income	$9,264	$2,231
Adjustments to reconcile net income to net cash provided by operating activities	8,675	10,252
Changes in operating assets and liabilities	(12,049)	(6,838)

Operating activities	5,890	5,645
Investing activities	(3,210)	(5,036)
Financing activities	(10,102)	(9,882)
Effect of exchange rate changes on cash and cash equivalents	209	173

Net decrease in cash and cash equivalents	(7,213)	(9,100)

Cash and cash equivalents at beginning of period	39,409	38,249

Cash and cash equivalents at end of period	$32,196	$29,149

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is included as a component of stockholders’ equity and is composed of net income (loss) and foreign currency translation adjustments.

The following table presents the calculation of comprehensive income (loss) for the three month periods ended March 31, 2009 and 2008, respectively, (in thousands):

	Three Months Ended March 31,
	2009	2008
		(As Restated)
Comprehensive income (loss):
Net income (loss)	$(6,507)	$2,231
Foreign currency translation adjustments	(442)	238

Comprehensive income (loss)	$(6,949)	$2,469

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

The following is a reconciliation of the numerator, net income, and the denominator, number of shares, used in the calculation of basic and diluted earnings (loss) per share (in thousands, except per-share data):

	Three Months Ended March 31,
	2009	2008
		(As Restated)
Net income (loss)	$(6,507)	$2,231

Basic:
Weighted-average common shares outstanding	26,746	26,516

Basic earnings (loss) per share	$(0.24)	$0.08

Diluted:
Weighted-average shares outstanding used in basic calculation	26,746	26,516
Dilutive effect of options	—	800
Dilutive effect of unvested restricted stock	—	75

Weighted-average common stock and common stock equivalents	26,746	27,391

Diluted earnings (loss) per share	$(0.24)	$0.08

Stock awards excluded from calculation as their effect would be anti-dilutive	1,997	1,028

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

NOTE 5 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$11,894	$12,243
Work-in-process	10,501	9,886
Finished goods	38,597	42,077

	60,992	64,206
Inventory valuation reserves	(8,203)	(7,769)

Inventories, net	$52,789	$56,437

NOTE 6 – PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands):

	March 31, 2009	December 31, 2008
Controller placements	$40,060	$39,904
Computer equipment and software	27,537	27,353
Machinery and equipment	18,243	17,259
Furniture, fixtures and leasehold improvements	11,582	11,549
Building and improvements	6,411	6,339
Land	745	745
Construction in process	644	955

	105,222	104,104
Less: accumulated depreciation	(56,954)	(55,171)

Total property and equipment, net	$48,268	$48,933

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Intellectual property rights	$26,899	$26,901
Patents	11,700	11,700
Trade name/trademarks	4,826	4,828
Distribution/customer relationships	5,990	6,049
Licensing, employment and non-competition agreements	1,087	1,084

	50,502	50,562
Less: accumulated amortization	(27,956)	(26,477)

Total intangible assets, net	$22,546	$24,085

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

NOTE 8 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	March 31, 2009	December 31, 2008

Legal fees and arbitration accrual	$26,359	$24,250
Insurance dispute reserve (Note 2)	17,165	16,195
Compensation	8,348	7,920
Agent commissions	2,075	2,550
Acquisition costs	1,635	1,635
Marketing costs	1,315	1,660
Royalties and discounts	961	1,575
Professional fees	1,267	1,874
Other	1,474	2,541

	$60,599	$60,200

NOTE 9 – COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.4 million for the quarter ended March 31, 2009 and $1.6 million for the quarter ended March 31, 2008. There were no significant changes to the Company’s future lease commitments during the quarter ended March 31, 2009.

Purchase Commitments

The Company is a party to a variety of agreements pursuant to which it may be obligated to purchase products from other parties. Typically, these obligations arise in the context of contracts entered into by the Company in the normal course of business. During the quarter ended March 31, 2009, there were no material changes from the Company’s contractual obligations presented in its 2008 Annual Report on Form 10-K.

Contingent Payments

Certain of the Company’s agreements for purchase business combinations and intangible asset purchases include provisions to provide additional consideration if contractually specified conditions related to the acquired business or assets are achieved. At March 31, 2009, liabilities have been recorded for conditions which have been or are expected to be met based on current information available.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

SEC Investigation

The Fort Worth Regional Office of the SEC Division of Enforcement is conducting a formal investigation into accounting matters related to the restatement of financial results described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements”. The Company is cooperating with the SEC investigation. At this stage of the investigations, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability that the Company may incur.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

NOTE 11 – DEBT

On January 13, 2006, the Company entered into a 5-year revolving Credit Agreement (the “Credit Agreement”) with a syndicate of bankers (collectively, the “Lenders”). Borrowings under the Credit Agreement bear interest at a rate equal to the lender’s prime rate (3.25 percent at December 31, 2008) plus a percentage ranging from 0.75 percent to 2.0 percent or, at the Company’s option, at LIBOR plus a percentage ranging from 2.0 percent to 3.25 percent, based on its operating leverage ratio. Borrowings are secured by essentially all assets of the U.S. companies. At March 31, 2009 the Company had $45.0 million in outstanding balances under the Credit Agreement and a weighted average interest rate applicable to the borrowings under the Credit Agreement of 6.2 percent.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

See Note 16, “Subsequent Events” in the notes to the condensed consolidated financial statements for information regarding the termination of the Company’s Credit Agreement.

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

NOTE 13 – LOAN RECEIVABLE

Over the course of 2008 and 2009, the Company loaned $2.5 million to its primary sterilization subcontractor with proceeds used to construct the subcontractor’s Costa Rican sterilization facility. The loan, which is recorded in other assets in the accompanying consolidated balance sheet, bears interest at a rate of 7.0 percent and calls for repayment during the period of 2010 through 2015. The loan is secured by all of the subcontractor’s assets in Costa Rica.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

NOTE 14 – FAIR VALUE MEASUREMENTS

At March 31, 2009, restricted short-term investments were fair valued at $0.2 million based on quoted prices from active markets. The Company’s short term investments consist primarily of corporate bonds. The carrying amount reported in the condensed consolidated balance sheet as of March 31, 2009 for loan receivable and notes payable is $2.6 million and $45.0 million, respectively. Using a discounted cash flow technique that incorporates market interest rates with adjustments for duration and risk profile, the Company has determined that fair values of its loan receivable and notes payable approximates their carrying value at March 31, 2009.

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

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
		(As Restated)

Sports Medicine	$50,174	$49,613
ENT	20,239	19,963
Spine	5,155	5,549

Total Product Sales	$75,568	$75,125

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
		(As Restated)

United States	$53,779	$54,026
Non-United States (1)	21,789	21,099

Total Product Sales	$75,568	$75,125

(1)	No additional locations are individually significant.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

Long-lived assets by geography were as follows (in thousands):

	March 31, 2009	December 31, 2008

United States	$33,595	$34,706
Costa Rica	12,343	11,830
Other	6,215	6,254

Total long-lived assets	$52,153	$52,790

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully Exhibit 99.1, “Forward-Looking Statements,” which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Unless otherwise noted, all financial information provided in this report gives effect to our restatement. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in “Risk Factors” set forth in Part I of our 2008 Form 10-K. In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

Restatement

We restated our previously issued consolidated financial statements and related notes as of December 31, 2007 and for the years ended December 31, 2007 and December 31, 2006 as well as our quarterly condensed consolidated financial statements for each of the quarters in 2007 and the first quarter of 2008, as discussed in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” to the condensed consolidated financial statements. The discussion and analysis contained in this item reflects the adjustments made in connection with the restatement.

Overview

During the quarter ended March 31, 2009, continuing through the date of this report, our results of operations, financial position and cash flows were adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and our failure to maintain compliance with covenants in our revolving Credit Agreement. Certain of the facts and circumstances that necessitated the Review and restatement have led to legal and administrative proceedings against us, which continue to adversely affect, and to contribute to uncertainty with respect to our results of operations, financial position and cash flows. For additional information regarding these legal and administrative proceedings, please see “Part II—Item 1—Legal Proceedings,” in the Form 10-Q and Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in the notes to the condensed consolidated financial statements in our 2008 Form 10-K.

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

Summary of First Quarter Results

In February 2009, the Audit Committee Review identified certain facts relating to particular insurance reimbursement issues in the Company’s DiscoCare and DRS subsidiaries and healthcare compliance issues associated with our Spine, Sports Medicine and ENT business units. We announced the resignation of our President and Chief Executive Officer; and, the Securities and Exchange Commission issued a formal order of investigation and we were informed that the Company was a target of an investigation being conducted by the U.S. Attorney’s offices in the Southern District of Florida and in North Carolina. These events resulted in a number of distractions to our management team that impacted our operating performance during the first quarter of 2009.

Total revenue for the quarter ended March 31, 2009 was $78.8 million, an increase of 1.6 percent compared to the quarter ended March 31, 2008, essentially a result of increased royalty revenue period over period. For the quarter ended March 31, 2009, we had a loss from operations of $3.5 million compared to income from operations of $3.6 million for the same period in 2008. We incurred $8.7 million in expenses directly associated with investigation and restatement activities associated with the Audit Committee Review and higher legal costs in connection with our defense in the Gyrus arbitration in the first quarter of 2009. Partially offsetting these additional operating expenses was a reduction in sales and marketing expenses of $2.9 million due to decreased promotional and marketing expenses and non-cash compensation expense reversals in the first quarter of 2009 due to management departures.

Our net loss for the quarter ended March 31, 2009 was $6.5 million compared to net income of $2.2 million for the same period in 2008. The reduction in our net result for the quarter ended March 31, 2009 was due to the same factors that caused us to incur a loss from operations in the first quarter of 2009.

Results of Operations

Results of operations for the three months ended March 31, 2009 and 2008 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended March 31,
	2009		2008
	Dollars	% Total Revenue	Dollars	% Total Revenue
			(As Restated)
Revenues:
Product sales	$75,568	95.9%	$75,125	96.9%
Royalties, fees and other	3,222	4.1%	2,428	3.1%

Total revenues	78,790	100.0%	77,553	100.0%

Cost of product sales	21,796	27.7%	23,587	30.4%

Gross profit	56,994	72.3%	53,966	69.6%

Operating expenses:
Research and development	8,362	10.6%	8,251	10.6%
Sales and marketing	29,666	37.6%	32,561	42.0%
General and administrative	11,948	15.2%	7,621	9.8%
Amortization of intangible assets	1,586	2.0%	1,602	2.1%
Reimbursement services	168	0.2%	380	0.5%
Investigation and restatement-related costs	8,724	11.1%	—	0.0%

Total operating expenses	60,454	76.7%	50,415	65.0%

Income (loss) from operations	(3,460)		3,551

Interest and other expense, net	(1,338)		(137)

Income (loss) before income taxes	(4,798)		3,414

Income tax provision	1,709		1,183

Net income (loss)	$(6,507)		$2,231

Weighted-average shares outstanding:
Basic	26,746		26,516
Diluted	26,746		27,391

Earnings (loss) per common share:
Basic	$(0.24)		$0.08

Diluted	$(0.24)		$0.08

Product Sales

Product sales by business unit and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
					(As Restated)
Sports Medicine	$35,829	$14,345	$50,174	66.4%	$36,294	$13,319	$49,613	66.0%
ENT	17,307	2,932	20,239	26.8%	17,042	2,921	19,963	26.6%
Spine	3,128	2,027	5,155	6.8%	3,155	2,394	5,549	7.4%

Total Product Sales	$56,264	$19,304	$75,568	100.0%	$56,491	$18,634	$75,125	100.0%

% Net Product Sales	74.5%	25.5%	100.0%		75.2%	24.8%	100.0%

Our Sports Medicine product sales increased 1.1 percent during the quarter ended March 31, 2009 compared to the same period in 2008. We experienced this increase despite a decline in the growth rate of procedures resulting from weakening economic conditions in the U.S. First quarter 2009 sales continued to be negatively affected by Opus product performance issues that began in the second half of 2008 which affected our product supply.

Product sales in our ENT business unit increased 1.4 percent during the quarter ended March 31, 2009 compared to the same period of 2008.

Our Spine business unit product sales decreased $0.4 million or 7.1 percent during the quarter ended March 31, 2009 compared with the same period of 2008 as we experienced business unit management changes.

International product sales increased $0.7 million or 3.6 percent from $18.6 million in the first quarter of 2008 to $19.3 million in the first quarter of 2009. The translation effect of changes in foreign currency rates negatively impacted the U.S. dollar value of International sales in the first quarter of 2009 by $3.0 million as compared to the first quarter of 2008.

Royalties, Fees and Other Revenues

Royalties, fees and other revenues primarily consisted of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $3.2 million for the quarter ended March 31, 2009, compared to $2.4 million for the quarter ended March 31, 2008.

Cost of Product Sales

	Three Months Ended March 31,
	2009		2008
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
			(As Restated)
Product cost	$18,366	24.3%	$19,426	25.9%
Controller amortization	2,167	2.8%	2,277	3.0%
Other	1,263	1.7%	1,884	2.5%

Total Cost of Product Sales	$21,796	28.8%	$23,587	31.4%

Product margin as a percentage of product sales increased to 71.2 percent in the first quarter of 2009 compared to 68.6 percent in the first quarter of 2008. The quarter over quarter increase was primarily a result of favorable product mix and favorable cost efficiencies.

Operating Expenses

	Three Months Ended March 31,
	2009		2008
	Dollars	% Total Revenue	Dollars	% Total Revenue
			(As Restated)

Research and development	$8,362	10.6%	$8,251	10.6%
Sales and marketing	29,666	37.6%	32,561	42.0%
General and administrative	11,948	15.2%	7,621	9.8%
Amortization of intangible assets	1,586	2.0%	1,602	2.1%
Reimbursement services	168	0.2%	380	0.5%
Investigation and restatement-related costs	8,724	11.1%	—	0.0%

Total operating expenses	$60,454	76.7%	$50,415	65.0%

Operating expenses were $60.5 million for the quarter ended March 31, 2009, compared to $50.4 million for the quarter ended March 31, 2008. The increase of $10.1 million was due to $8.7 million in investigation and restatement-related costs incurred in the first quarter of 2009 and an increase in general and administrative expense, primarily attributed to legal fees associated with the Gyrus arbitration during the first quarter of 2009. These increases were offset by a decrease in sales and marketing expense of $2.9 million, primarily related to decreased promotion and marketing expenses as well as reversal of non-cash compensation expense associated with management departures.

Interest and Other Expense, Net

	Three Months Ended March 31,
	2009	2008
		(As Restated)

Interest income	$75	$216
Interest expense and bank fees	(1,270)	(1,122)
Foreign exchange gain (loss), net	(146)	754
Other income, net	3	15

Interest and other expense, net	$(1,338)	$(137)

Interest and other expense, net increased $1.2 million the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 due primarily to foreign exchange losses and a decrease in interest income due to lower market interest rates in 2009 compared to the same period in 2008. Interest expense remained constant on a quarter over quarter basis; the lower principal balance on our Credit Agreement was offset by increased bank fees resulting from our credit default position. The change in foreign exchange gain (loss) during the periods primarily relates to the remeasurement impact of changing exchange rates during the period on assets and liabilities of our foreign subsidiaries.

Income tax provision (benefit)

In January 2009, the U.S. Treasury issued temporary cost-sharing regulations. The Company has analyzed these regulations and has decided to adjust its inter-company payments for all open years. As a result of these adjustments to its inter-company payments, the Company will utilize approximately $1.9 million of the FIN 48 reserve and recorded an additional income tax expense of approximately $3.6 million in the first quarter of 2009. The Company does not anticipate any additional significant changes in the unrecognized tax benefits in the next twelve months.

Liquidity and Capital Resources

As of March 31, 2009, we had $37.6 million in working capital, compared to $41.2 million at December 31, 2008. Our principal sources of liquidity consisted of $32.1 million in cash, cash equivalents, restricted cash equivalents and investments at March 31, 2009. Cash equivalents were highly liquid with original maturities of ninety days or less. Our short-term investments consisted primarily of corporate bonds.

Cash provided by operating activities for the three months ended March 31, 2009 was $8.6 million and differed from our net loss of $6.5 million primarily due to non-cash expenses. Cash from operations also resulted from a decrease in accounts receivable and inventories, partially offset by a decrease in accounts payable. Cash provided by operating activities for the quarter ended March 31, 2008 was $5.6 million, and differed from our $2.2 million net income due to non-cash expenses including depreciation and amortization, provision for doubtful accounts receivable and product returns and stock-based compensation, partially offset by an increase in accounts receivable and decrease in accounts payable and accrued liabilities.

Cash used in investing activities for the three months ended March 31, 2009 was $4.4 million, due primarily to sustaining property and equipment purchases. Cash used in investing activities for the quarter ended March 31, 2008 was $5.0 million, which was also due primarily to purchases of property and equipment, partially offset by the release of $1.0 million from restricted cash.

Cash used by financing activities for the three months ended March 31, 2009 was $10.0 million as we reduced our borrowings under the revolving Credit Agreement. Cash used by financing activities for the quarter ended March 31, 2008 was $9.9 million, due primarily to cash used for the purchase of our stock on the open market.

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

During the three months ended March 31, 2009 and continuing through the date of this report, our liquidity and cash flow has been materially and adversely affected by the significant cash required to pay the costs associated with the Review and the resulting events of default that have followed which restrict our normal access to credit markets. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flow. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

Critical Accounting Policies and Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” of our annual report on Form 10-K for the year ended December 31, 2008.

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

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. During the quarter ended March 31, 2009, there were no material changes from our contractual obligations presented in our 2008 Annual Report on Form 10-K.

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

Our interest income is dependent on changes in the general level of U.S. dollar interest rates. Our cash and cash equivalents consist of money market funds and various deposit accounts. Short-term investments consist primarily of corporate bonds with readily determinable fair values based on quoted prices from active markets. Our investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. Due to the nature of our investments, we have concluded that we do not have material interest rate risk exposure. For the quarters ended March 31, 2009 and 2008, we had no significant realized gains or losses. As of March 31, 2009, we had $0.2 million invested in available-for-sale marketable securities. An immediate 10 percent increase or decrease in interest rates would not have a material adverse impact on our future operating results or cash flows.

The table below presents principal amounts and related weighted average interest rates as of March 31, 2009 for our cash, cash equivalents, restricted cash equivalents and investments as well as our balances outstanding under the Credit Agreement (in thousands):

Cash, cash equivalents, restricted cash equivalents and investments	$32,075
Average interest rate earned on cash, cash equivalents, restricted cash equivalents, and investments	0.6%
Current portion of notes payable	$45,000
Average interest rate paid on notes payable	6.2%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at March 31, 2009 are denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, British Pounds, Swedish Krona, Australian Dollars and Costa Rican Colones. A ten-percent change in the March 31, 2009 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.9 million.

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

Pursuant to this evaluation, our CEO and CFO concluded that, as of March 31, 2009, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level. We have not filed periodic reports on a timely basis, as required by the rules of the SEC, since May 2008. The restatement of our consolidated financial statements for the years ended December 31, 2007 and 2006 and for the quarter ended March 31, 2008, as discussed in Note 2 , “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements, resulted in an inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009. In addition, as described below, management identified material weaknesses in our internal control over financial reporting.

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

These material weaknesses resulted in material errors in and the restatement of our annual and interim financial statements for 2006, 2007 and the first quarter of 2008, and resulted in adjustments, including audit adjustments, to our annual and interim financial statements for the second, third and fourth quarters of 2008 and the first quarter of 2009. Additionally, these material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the period from April 1, 2008 through the date of this filing (including the quarter ended March 31, 2009) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, Management concluded it has identified the material weaknesses discussed above and implemented material enhancements during the period from April 1, 2008 through the date of this filing to remediate our material weaknesses in internal control over financial reporting as discussed below.

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

There have been no material updates to the risk factors set forth in “Part II—Item 1A—Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2008.

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