Form 10-Q
period 2009-06-30
ARTHROCARE CORP
filed 2009-11-19
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended June 30, 2009

EXPLANATORY NOTE

We are filing this quarterly report on Form 10-Q for the second quarter of 2009. We experienced substantial delays in filing these reports with the Securities and Exchange Commission (“SEC”) as a result of issues identified during a review of accounting issues and internal controls and insurance billing and healthcare compliance issues, conducted under the direction of our Audit Committee (the “Review”) which was completed in August 2009. The 2008 Form 10-K contains: (i) our consolidated financial statements and related notes for the year ended December 31, 2008; (ii) a restatement of our previously issued consolidated financial statements and related notes as of December 31, 2007 and for the years ended December 31, 2007 and December 31, 2006; (iii) selected financial data restated for 2004 through 2007; and (iv) quarterly financial statements for the eight quarters in 2007 and 2008. For additional information regarding the Review, the background of the restatement, related adjustments and cumulative impact, you should refer to the 2008 Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$37,634	$33,506
Restricted cash equivalents and investments	4,489	4,474
Accounts receivable, net of allowances of $4,423 and $4,001 at June 30, 2009 & December 31, 2008, respectively	35,965	41,797
Inventories, net	49,024	56,437
Deferred tax assets	29,292	29,265
Prepaid expenses and other current assets	6,532	8,654

Total current assets	162,936	174,133

Property and equipment, net	48,627	48,933
Intangible assets, net	21,152	24,085
Goodwill	119,781	118,054
Deferred tax assets	16,651	16,651
Other assets	6,423	5,420

Total assets	$375,570	$387,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,651	$17,607
Accrued liabilities	63,015	60,200
Deferred tax liabilities	140	129
Current portion of notes payable	45,000	55,000

Total current liabilities	123,806	132,936

Deferred tax liabilities	375	327
Deferred revenue	3,841	3,210
Other non-current liabilities	6,478	6,521

Total liabilities	134,500	142,994

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued and outstanding: 26,841 shares at June 30, 2009 and 26,755 shares at December 31, 2008	27	27
Treasury stock: 4,041 shares at June 30, 2009 and 4,101 shares at December 31, 2008	(109,324)	(110,945)
Additional paid-in capital	376,481	374,089
Accumulated other comprehensive loss	(602)	(3,800)
Accumulated deficit	(25,512)	(15,089)

Total stockholders’ equity	241,070	244,282

Total liabilities and stockholders’ equity	$375,570	$387,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Product sales	$77,513	$80,623	$153,081	$155,748
Royalties, fees and other	3,297	5,053	6,519	7,481

Total revenues	80,810	85,676	159,600	163,229

Cost of product sales	22,073	22,892	43,869	46,479

Gross profit	58,737	62,784	115,731	116,750

Operating expenses:
Research and development	9,508	7,374	17,870	15,625
Sales and marketing	30,471	33,595	60,137	66,156
General and administrative	12,172	22,394	24,120	30,015
Amortization of intangible assets	1,588	1,652	3,174	3,254
Reimbursement services	98	478	266	858
Investigation and restatement-related costs	7,306	678	16,030	678

Total operating expenses	61,143	66,171	121,597	116,586

Income (loss) from operations	(2,406)	(3,387)	(5,866)	164
Interest income	76	165	151	381
Interest expense and bank fees	(1,010)	(1,083)	(2,280)	(2,205)
Foreign exchange gain (loss), net	(989)	(594)	(1,135)	160
Other income (expense), net	(6)	48	(3)	63

Interest and other expense, net	(1,929)	(1,464)	(3,267)	(1,601)

Loss before income taxes	(4,335)	(4,851)	(9,133)	(1,437)

Income tax provision (benefit)	(1,646)	(1,682)	63	(499)

Net loss	$(2,689)	$(3,169)	$(9,196)	$(938)

Weighted-average shares outstanding:
Basic	26,810	26,607	26,798	26,562
Diluted	26,810	26,607	26,798	26,562

Loss per common share:
Basic	$(0.10)	$(0.12)	$(0.34)	$(0.04)

Diluted	$(0.10)	$(0.12)	$(0.34)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(9,196)	$(938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,804	11,056
Provision for doubtful accounts receivable and product returns	1,890	2,775
Provision for inventory and warranty reserves	1,948	1,110
Non-cash stock compensation expense	2,392	5,374
Deferred taxes	110	165
Income tax benefits relating to employee stock options	—	(1,280)
Other	355	(563)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	4,635	(7,037)
Inventories	5,579	2,897
Prepaid expenses and other current assets	1,247	(4,164)
Accounts payable	(1,870)	205
Accrued liabilities	3,312	20,064
Deferred revenue	631	52

Net cash provided by operating activities	22,837	29,716

Cash flows from investing activities:
Purchases of property and equipment	(8,352)	(13,527)
Earnout payment for purchase of ATI, net	—	(483)
Payments for business combinations and purchases of intangible assets	(472)	(1,375)
Disbursement of loan receivable	(180)	(1,105)
Maturities and other changes in restricted cash equivalents and investments	(10)	524

Net cash used in investing activities	(9,014)	(15,966)

Cash flows from financing activities:
Payments for purchases of treasury stock	—	(11,778)
Repayments on revolving Credit Agreement	(10,000)	(5,000)
Proceeds from issuance of common stock, net of issuance costs	—	171
Proceeds from exercise of options to purchase common stock, net of issuance costs	—	1,150
Income tax benefit relating to employee stock options	—	1,280

Net cash used in financing activities	(10,000)	(14,177)

Effect of exchange rate changes on cash and cash equivalents	305	245

Net increase (decrease) in cash and cash equivalents	4,128	(182)
Cash and cash equivalents, beginning of the period	33,506	38,249

Cash and cash equivalents, end of the period	$37,634	$38,067

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the 2008 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2009 and December 31, 2008, the results of its operations for the three and six month periods ended June 30, 2009 and 2008 and its cash flows for the six month periods ended June 30, 2009 and 2008.

In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of results for the full year.

Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, using management’s best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements. These estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these estimates and judgments.

Recently Issued Accounting Pronouncements

New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, the financial condition, or the net worth of the Company’s business operations.

In April 2008, the Financial Accounting Standards Board (FASB) issued new requirements regarding the determination of the useful lives of intangible assets. These new requirements apply to intangible assets acquired after January 1, 2009. The adoption of these new rules did not have a material impact on the consolidated financial statements.

In November 2008, the FASB issued guidance on accounting for an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. The Company adopted this guidance on January 1, 2009, and there was no impact upon adoption.

On January 1, 2009 the Company adopted the revised FASB guidance regarding business combinations. In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. There was no impact upon adoption and the effect of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The FASB guidance on fair value measurement and disclosures became effective January 1, 2008. However, in February 2008, the FASB delayed the effective date regarding fair value measurement and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements, to January 1, 2009. The adoption of these provisions related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. This guidance was effective on a prospective basis for interim and annual periods after June 15, 2009. The Company adopted this guidance for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued additional requirements to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for the interim and annual periods ending after June 15, 2009 on a prospective basis. The Company adopted these requirements in the quarter ended June 30, 2009.

In May 2009, the FASB issued guidelines on accounting for subsequent events effective for interim and annual periods ending after June 15, 2009 and the Company adopted them in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements from the adoption of these guidelines. The Company has evaluated subsequent events through the filing date.

In July 2009, the FASB issued the FASB Accounting Standard Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superceding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. This change in codification had no impact on the consolidated financial statements.

In August 2009, the FASB issued guidance on the measurement of fair value. The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the consolidated financial statements.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact of the consolidated financial statements.

Fair Value Measurements

The major category of financial assets and liabilities of the Company that are measured at fair value on a recurring basis are short-term investments. In the second quarter of 2009, there was no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Fair value is defined in the accounting guidance as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and consider assumptions the market participants would use when pricing the asset or liability, such as inherent risk, transfer restriction, and risk of nonperformance.

NOTE 2 – COMPREHENSIVE LOSS

The Company’s comprehensive income (loss) is included as a component of stockholders’ equity and is composed of net loss and foreign currency translation adjustments. The following table presents the calculation of comprehensive loss for the six month periods ended June 30, 2009 and 2008, respectively, (in thousands):

	Six Months Ended June 30,
	2009	2008
Comprehensive loss:
Net loss	$(9,196)	$(938)
Foreign currency translation adjustments	3,198	516

Comprehensive loss	$(5,998)	$(422)

NOTE 3 – COMPUTATION OF LOSS PER SHARE

Basic loss per common share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed using the weighted average number of shares of common stock outstanding and potential shares of common stock when they are dilutive. In periods when a net loss is reported, potential shares from stock awards are not included in the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, the calculation of basic and diluted net loss per share results in the same value.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following is a reconciliation of the numerator, net loss, and the denominator, number of shares, used in the calculation of basic and diluted loss per share (in thousands, except per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(2,689)	$(3,169)	$(9,196)	$(938)

Basic:
Weighted-average common shares outstanding	26,810	26,607	26,798	26,562

Basic loss per share	$(0.10)	$(0.12)	$(0.34)	$(0.04)

Diluted:
Weighted-average shares outstanding used in basic calculation	26,810	26,607	26,798	26,562
Dilutive effect of options	—	—	—	—
Dilutive effect of unvested restricted stock	—	—	—	—

Weighted-average common stock and common stock equivalents	26,810	26,607	26,798	26,562

Diluted loss per share	$(0.10)	$(0.12)	$(0.34)	$(0.04)

Stock awards excluded from calculation as their effect would be anti-dilutive	1,980	3,322	1,980	3,322

NOTE 4 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$9,051	$12,243
Work-in-process	10,088	9,886
Finished goods	37,967	42,077

	57,106	64,206
Inventory valuation reserves	(8,082)	(7,769)

Inventories, net	$49,024	$56,437

NOTE 5 – PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands):

	June 30, 2009	December 31, 2008
Controller placements	$39,604	$39,904
Computer equipment and software	27,822	27,353
Machinery and equipment	18,834	17,259
Furniture, fixtures and leasehold improvements	11,794	11,549
Building and improvements	6,345	6,339
Construction in process	1,564	955
Land	745	745

	106,708	104,104
Less: accumulated depreciation	(58,081)	(55,171)

Total property and equipment, net	$48,627	$48,933

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2009	December 31, 2008

Intellectual property rights	$26,901	$26,901
Patents	11,700	11,700
Trade name/trademarks	4,828	4,828
Distribution/customer relationships	6,272	6,049
Licensing, employment and non-competition agreements	1,096	1,084

	50,797	50,562
Less: accumulated amortization	(29,645)	(26,477)

Total intangible assets, net	$21,152	$24,085

NOTE 7 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	June 30, 2009	December 31, 2008

Legal fees and arbitration accrual	$24,343	$24,250
Insurance dispute reserve	16,300	16,195
Compensation	11,380	7,920
Royalties and discounts	1,941	1,575
Agent commissions	1,684	2,550
Acquisition costs	1,635	1,635
Marketing costs	1,184	1,660
Professional fees	2,076	1,874
Other	2,472	2,541

	$63,015	$60,200

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

NOTE 8 – COMMITMENTS

Operating Leases

The Company leases facilities and certain equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.5 million and $1.4 million for the quarter ended June 30, 2009 and 2008, respectively. Rent expense for the six months ended June 30, 2009 and 2008 was $3.0 million in each period. There have been no significant changes to the Company’s future lease commitments during the six months ended June 30, 2009.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Purchase Commitments

The Company is a party to a variety of agreements pursuant to which it may be obligated to purchase products from other parties. Typically, these obligations arise in the context of contracts entered into by the Company in the normal course of business. During the six months ended June 30, 2009, there were no material changes from the Company’s contractual obligations presented in its 2008 Annual Report on Form 10-K.

Contingent Payments

Certain of the Company’s agreements for purchase business combinations and intangible asset purchases include provisions to provide additional consideration if contractually specified conditions related to the acquired business or assets are achieved. At June 30, 2009, liabilities have been recorded for conditions which have been or are expected to be met based on current information available.

NOTE 9 – LITIGATION AND CONTINGENCIES

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

SEC Investigation

The Fort Worth Regional Office of the SEC’s Division of Enforcement is conducting a formal investigation into accounting matters related to the restatement of financial results described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2008. The Company is cooperating with the SEC investigation. At this stage of the investigations, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability that the Company may incur.

DOJ Investigation

The U.S. Department of Justice (“DOJ”) is investigating certain of the Company’s activities including past sales, accounting, and billing procedures in relation to, primarily, the operation of the Company’s Spine business unit. The DOJ is also reviewing the Company’s relationship with its DiscoCare, Inc. (“DiscoCare”) subsidiary. Specifically, the Company has also been informed by the Office of the U.S. Attorney for the Southern District of Florida that the Company and its DiscoCare subsidiary are targets of a grand jury investigation being conducted by that Office. The Company has also been informed that the Office of the U.S. Attorney for the Western District of North Carolina is conducting a separate grand jury investigation of the Company that is related to the investigation being conducted in the Southern District of Florida. The Company is cooperating with these investigations. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability that the Company may incur.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 10 – DEBT

On January 13, 2006, the Company entered into a 5-year revolving Credit Agreement (the “Credit Agreement”) with a syndicate of bankers (collectively, the “Lenders”). Borrowings under the Credit Agreement bear interest at a rate equal to the lender’s prime rate (3.25 percent at December 31, 2008) plus a percentage ranging from 0.75 percent to 2.0 percent or, at the Company’s option, at LIBOR plus a percentage ranging from 2.0 percent to 3.25 percent, based on its operating leverage ratio. Borrowings are secured by essentially all assets of the U.S. companies. At June 30, 2009 the Company had $45.0 million in outstanding balances under the Credit Agreement and a weighted average interest rate applicable to the borrowings under the Credit Agreement of 6.8 percent.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

See Note 15, “Subsequent Events.”

NOTE 11 – STOCKHOLDERS’ EQUITY

In 2007, the Board of Directors authorized the purchase of up to $75.0 million in shares of the Company’s common stock. In February 2008, the Board of Directors authorized the purchase of an additional $75.0 million in shares of the Company’s stock. The Company did not purchase any additional shares. In September 2009, the Board of Directors cancelled the additional repurchase authorization.

NOTE 12 – LOAN RECEIVABLE

The Company loaned $2.5 million to its primary sterilization subcontractor with proceeds used to construct the subcontractor’s Costa Rican sterilization facility. The loan, which is recorded in other assets in the accompanying condensed consolidated balance sheet, bears interest at a rate of 7.0 percent and calls for repayment during the period of 2010 through 2015. The loan is secured by all of the subcontractor’s assets in Costa Rica.

NOTE 13 – FAIR VALUE MEASUREMENTS

At June 30, 2009, restricted short-term investments were fair valued at $0.1 million based on quoted prices from active markets. The Company’s short term investments consist primarily of corporate bonds. The carrying amount reported in the condensed consolidated balance sheet as of June 30, 2009 for loan receivable and notes payable is $2.7 million and $45.0 million, respectively. Using a discounted cash flow technique that incorporates market interest rates with adjustments for duration and risk profile, the Company has determined that the fair value of its loan receivable and notes payable approximate their carrying value at June 30, 2009.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 14 – SEGMENT INFORMATION

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

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sports Medicine	$49,845	$52,521	$100,019	$102,134
ENT	22,645	21,510	42,884	41,473
Spine	5,023	6,592	10,178	12,141

Total Product Sales	$77,513	$80,623	$153,081	$155,748

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

United States	$55,035	$54,649	$108,814	$108,675
Non-United States (1)	22,478	25,974	44,267	47,073

Total Product Sales	$77,513	$80,623	$153,081	$155,748

(1)	No additional locations are individually significant.

Long-lived assets by geography were as follows (in thousands):

	June 30, 2009	December 31, 2008

United States	$32,903	$34,706
Costa Rica	13,066	11,830
Other	6,647	6,254

Total long-lived assets	$52,616	$52,790

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 15 – SUBSEQUENT EVENTS

Credit Agreement

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

On September 1, 2009, the Company repaid all outstanding indebtedness under the Credit Agreement, all rights and obligations under the Credit Agreement have been terminated and all security interests and other encumbrances have been released, other than the Company’s obligations with respect to a letter of credit in favor of an affiliate of one of the Lenders in the amount of €750,000, which was cash collateralized in the approximate amount of $1.4 million.

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

Restatement

We restated our previously issued consolidated financial statements and related notes as of December 31, 2007 and for the years ended December 31, 2007 and December 31, 2006 as well as our quarterly condensed consolidated financial statements for each of the quarters in 2007 and the first quarter of 2008, as discussed in Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” to the Consolidated Financial Statements in our 2008 Form 10-K.

Overview

During the quarter ended June 30, 2009, continuing through the date of this report, our results of operations, financial position and cash flows were adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and our failure to maintain compliance with covenants in our revolving Credit Agreement. Certain of the facts and circumstances that necessitated the Review and restatement have led to legal and administrative proceedings against us, which continue to adversely affect, and to contribute to uncertainty with respect to, our results of operations, financial position and cash flows. For additional information regarding these legal and administrative proceedings, please see “Part II—Item 1—Legal Proceedings,” and Note 9 in this Form 10-Q and Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in the notes to the Consolidated Financial Statements in our 2008 Form 10-K.

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

Summary of Second Quarter and Year-to-Date Results

In February 2009, the Audit Committee Review identified certain facts relating to particular insurance reimbursement issues in the Company’s DiscoCare and DRS subsidiaries and healthcare compliance issues associated with our Spine, Sports Medicine, and ENT business units. We announced the resignation of our President and Chief Executive Officer; and, the Securities and Exchange Commission issued a formal order of investigation and we were informed that the Company was a target of an investigation being conducted by the U.S. Attorney’s offices in the Southern District of Florida and in North Carolina. These events resulted in a number of distractions to our management team that impacted our operating performance during the first and second quarters of 2009.

Total revenue for the quarter ended June 30, 2009 was $80.8 million, a decrease of 5.7 percent compared to the quarter ended June 30, 2008 as a result of foreign exchange translation of our international product sales and royalty revenue. For the quarter ended June 30, 2009, we had a loss from operations of $2.4 million compared to a loss from operations of $3.4 million for the same period in 2008. Investigation and restatement-related expenses totaled $7.3 million for the second quarter of 2009 and were the primary cause for the loss from operations in the quarter. The net loss for the quarter ended June 30, 2009 was $2.7 million compared to a net loss for the second quarter of 2008 of $3.2 million.

Total revenue for the six months ended June 30, 2009 was $159.6 million, a decrease of 2.2 percent compared to the six months ended June 30, 2008 primarily as a result of foreign exchange translation of our international product sales and royalty revenue. For the six months ended June 30, 2009, we had loss from operations of $5.9 million compared to operating income of $0.2 million for the same period in 2008. Investigation and restatement-related expenses totaled $16.0 million for the six months ended June 30, 2009 and were the primary cause for the loss from operations. The net loss for the six months ended June 30, 2009 was $9.2 million compared to a loss for the six months ended June 30, 2008 of $0.9 million.

Results of Operations

Results of operations for the three and six months ended June 30, 2009 and 2008 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
Revenues:
Product sales	$77,513	95.9%	$80,623	94.1%	$153,081	95.9%	$155,748	95.4%
Royalties, fees and other	3,297	4.1%	5,053	5.9%	6,519	4.1%	7,481	4.6%

Total revenues	80,810	100.0%	85,676	100.0%	159,600	100.0%	163,229	100.0%

Cost of product sales	22,073	27.3%	22,892	26.7%	43,869	27.5%	46,479	28.5%

Gross profit	58,737	72.7%	62,784	73.3%	115,731	72.5%	116,750	71.5%

Operating expenses:
Research and development	9,508	11.8%	7,374	8.6%	17,870	11.2%	15,625	9.6%
Sales and marketing	30,471	37.7%	33,595	39.2%	60,137	37.7%	66,156	40.5%
General and administrative	12,172	15.1%	22,394	26.1%	24,120	15.1%	30,015	18.4%
Amortization of intangible assets	1,588	2.0%	1,652	1.9%	3,174	2.0%	3,254	2.0%
Reimbursement services	98	0.1%	478	0.6%	266	0.2%	858	0.5%
Investigation and restatement- related costs	7,306	9.0%	678	0.8%	16,030	10.0%	678	0.4%

Total operating expenses	61,143	75.7%	66,171	77.2%	121,597	76.2%	116,586	71.4%

Income (loss) from operations	(2,406)		(3,387)		(5,866)		164

Interest and other expense, net	(1,929)		(1,464)		(3,267)		(1,601)

Loss before income taxes	(4,335)		(4,851)		(9,133)		(1,437)

Income tax provision (benefit)	(1,646)		(1,682)		63		(499)

Net loss	$(2,689)		$(3,169)		$(9,196)		$(938)

Weighted-average shares outstanding:
Basic	26,810		26,607		26,798		26,562
Diluted	26,810		26,607		26,798		26,562

Loss per common share:
Basic	$(0.10)		$(0.12)		$(0.34)		$(0.04)

Diluted	$(0.10)		$(0.12)		$(0.34)		$(0.04)

Product Sales

Product sales by business unit and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
Sports Medicine	$35,429	$14,416	$49,845	64.3%	$35,529	$16,992	$52,521	65.1%
ENT	19,466	3,179	22,645	29.2%	18,089	3,421	21,510	26.7%
Spine	2,630	2,393	5,023	6.5%	3,446	3,146	6,592	8.2%

Total Product Sales	$57,525	$19,988	$77,513	100.0%	$57,064	$23,559	$80,623	100.0%

% Net Product Sales	74.2%	25.8%	100.0%		70.8%	29.2%	100.0%

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
Sports Medicine	$71,258	$28,761	$100,019	65.3%	$71,823	$30,311	$102,134	65.6%
ENT	36,773	6,111	42,884	28.0%	35,131	6,342	41,473	26.6%
Spine	5,758	4,420	10,178	6.7%	6,601	5,540	12,141	7.8%

Total Product Sales	$113,789	$39,292	$153,081	100.0%	$113,555	$42,193	$155,748	100.0%

% Net Product Sales	74.3%	25.7%	100.0%		72.9%	27.1%	100.0%

Our Sports Medicine product sales declined 5.1 percent during the quarter ended June 30, 2009 compared to the same period in 2008. Sports Medicine product sales declined 2.1 percent for the six months ended June 30, 2009 compared to the same period in 2008. The decreases for both the quarter and six month period ended June 30, 2009 were primarily due to foreign exchange translation impacts on the U.S. dollar reported value of International product sales combined with a decline in the growth rate of Americas’ procedures resulting from weakening economic and employment conditions in the U.S. Additionally, our first quarter 2009 sales were negatively affected by Opus product issues that reduced our available product supply beginning in the second half of 2008.

Product sales in our ENT business unit increased 5.3 percent during the quarter ended June 30, 2009 compared to the same period of 2008. ENT product sales increased 3.4 percent for the six months ended June 30, 2009 compared to the same period of 2008. For both the quarter and the six month periods ended June 30, 2009, our increased product sales reflected the growth of our Coblation products in the tonsillectomy and adenoidectomy market.

Our Spine business unit product sales decreased 23.8 percent during the quarter ended June 30, 2009 compared with the same period of 2008. Product sales in our Spine business unit decreased 16.2 percent for the six months ended June 30, 2009 compared to the same period of 2008. Our Spine business unit performance was negatively affected by management changes that occurred in February 2009. In the first six months of 2009, we began an effort to refocus our Spine business unit and continue to reassess the strategy for the Spine business unit.

International product sales decreased $3.6 million or 15.2 percent in the second quarter of 2009 compared to the second quarter of 2008. International product sales declined $2.9 million, or 6.9 percent in the first six months of 2009 compared with the same period in 2008. The translation effect of changes in foreign currency rates reduced the U.S. dollar of reported International product sales by $2.7 million for the quarter and $5.7 million for the six month period ended June 30, 2009 in each case compared to the same period of 2008. The effect of currency translation was offset by approximately $2.2 million of product sales in new international markets in the first half of 2009.

Royalties, Fees and Other Revenues

Royalties, fees and other revenues consisted primarily of revenue from the licensing of our products and technology. Royalties, fees and other revenues were $3.3 million for the quarter ended June 30, 2009, compared to $5.1 million for the quarter ended June 30, 2008. Royalties, fees, and other revenue were $6.5 million in the six month period ended June 30, 2009 compared with $7.5 million in the six months ended June 30, 2008. The decrease for both periods in 2009 compared to 2008 primarily related to a one-time royalty settlement we received in the second quarter of 2008 for $1.9 million.

Cost of Product Sales

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$17,470	22.5%	$19,191	23.8%	$35,836	23.4%	$38,617	24.8%
Controller amortization	2,227	2.9%	2,332	2.9%	4,394	2.9%	4,609	2.9%
Other	2,376	3.1%	1,369	1.7%	3,639	2.4%	3,253	2.1%

Total Cost of Product Sales	$22,073	28.5%	$22,892	28.4%	$43,869	28.7%	$46,479	29.8%

Product margin as a percentage of product sales remained essentially constant at 71.5 percent in the second quarter of 2009 compared to the second quarter of 2008. Product margin as a percentage of product sales increased to 71.3 percent for the six months ended June 30, 2009 compared to 70.2 percent in the same period in 2008. This increase for the six month period ended June 30, 2009 compared to the same period in 2008 resulted from favorable product mix and production cost efficiencies, partially offset by higher product scrap and royalty costs.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
Research and development	$9,508	11.8%	$7,374	8.6%	$17,870	11.2%	$15,625	9.6%
Sales and marketing	30,471	37.7%	33,595	39.2%	60,137	37.7%	66,156	40.5%
General and administrative	12,172	15.1%	22,394	26.1%	24,120	15.1%	30,015	18.4%
Amortization of intangible assets	1,588	2.0%	1,652	1.9%	3,174	2.0%	3,254	2.0%
Reimbursement services	98	0.1%	478	0.6%	266	0.2%	858	0.5%
Investigation and restatement- related costs	7,306	9.0%	678	0.8%	16,030	10.0%	678	0.4%

Total operating expenses	$61,143	75.7%	$66,171	77.2%	$121,597	76.2%	$116,586	71.4%

Operating expenses were $61.1 million for the quarter ended June 30, 2009, compared to $66.2 million for the quarter ended June 30, 2008, a decrease of $5.1 million. General and administrative expenses decreased $10.2 million in the second quarter of 2009 compared to the second quarter of 2008. In the second quarter of 2008, we accrued $13.3 million of Gyrus arbitration award costs, partially offset by higher legal defense costs in the second quarter of 2009. Sales and marketing expense decreased $3.1 million, primarily related to the translation effect of changes in foreign currency rates on our International operating expenses, a decrease in ENT marketing expense, lower Spine sales and marketing personnel, and lower stock-based compensation expense. We had an increase of $6.6 million in investigation and restatement-related costs due to the Audit Committee Review and a $2.1 million increase in research and development expenses, due to increased headcount to support product development activities.

Total operating expenses for the six months ended June 30, 2009 were $121.6 million compared to $116.6 million for the same period in 2008. This is primarily due to increased investigation and restatement expenses of $15.4 million in the first six months of 2009. In the six months ended June 30, 2008, we accrued $13.3 million of Gyrus arbitration award costs, partially offset by higher legal defense costs in the same period of 2009. Sales and marketing expense decreased $6.0 million for the six month period ended June 30, 2009, primarily related to the translation effect of changes in foreign currency rates on our International operating expenses, a decrease in ENT marketing expense, lower Spine sales and marketing personnel, and lower stock-based compensation expense. We also had an increase of $2.2 million in research and development expenses for the sixth month period ended June 30, 2009 compared to the same period of 2008, due to increased headcount to support product development activities.

Interest and Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$76	$165	$151	$381
Interest expense and bank fees	(1,010)	(1,083)	(2,280)	(2,205)
Foreign exchange gain (loss), net	(989)	(594)	(1,135)	160
Other income (loss), net	(6)	48	(3)	63

Interest and other expense, net	$(1,929)	$(1,464)	$(3,267)	$(1,601)

Interest income and interest expense remained relatively constant for the quarter and six months ended June 30, 2009 compared to the same period in 2008. The change in foreign exchange gain (loss) during the periods primarily relates to the remeasurement impact of changing exchange rates during the period on assets and liabilities of our foreign subsidiaries.

Income Tax Provision (Benefit)

The provision for income tax for the six months ended June 30, 2009 was $0.1 million. In January 2009, the U.S. Treasury issued temporary cost-sharing regulations. The Company has analyzed these regulations and has decided to adjust its inter-company payments for all open years. As a result of these adjustments to its inter-company payments, the Company utilized approximately $1.9 million of the FIN 48 reserve and recorded an additional income tax expense of approximately $3.6 million in the first quarter of 2009. For the six months ended June 30, 2009, the net $3.6 million income tax expense from the above changes in tax regulations and accrual reversal has been offset by the tax effect of our loss before taxes.

Liquidity and Capital Resources

As of June 30, 2009, we had $39.1 million in working capital, compared to $41.2 million at December 31, 2008. Our principal sources of liquidity consisted of $42.1 million in cash, cash equivalents, restricted cash equivalents and investments at June 30, 2009. Cash equivalents were highly liquid with original maturities of ninety days or less. Our short-term investments consisted primarily of corporate bonds.

Cash provided by operating activities for the six months ended June 30, 2009 was $22.8 million and differed from our net loss of $9.2 million as a result of non-cash depreciation and amortization expense of $11.8 million and a decrease in accounts receivable and inventories. Cash provided by operating activities for the six months ended June 30, 2008 was $29.7 million. Cash from operations differed from our net loss of $0.9 million as a result of non-cash expense, recognized or accrued, most notably depreciation and amortization expense of $11.1 million, $13.3 million accrual for the Gyrus arbitration award, and stock-based compensation expense of $5.4 million. In addition, cash from operations increased due to an increase in accrued liabilities, partially offset by an increase in accounts receivable.

Cash used in investing activities for the six months ended June 30, 2009 was $9.0 million, due primarily to purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2008 was $16.0 million, due primarily to $13.5 million of purchases of property and equipment, partially offset by a $0.5 million reduction in restricted cash.

Cash used in financing activities for the six months ended June 30, 2009 was $10.0 million, due to cash used to repay borrowings under the revolving Credit Agreement. Cash used in financing activities for the six months ended June 30, 2008 was $14.2 million, due primarily to cash used for the repurchase of stock on the open market and repayment of a portion of the amount borrowed under our revolving Credit Agreement.

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

During the six months ended June 30, 2009 and continuing through the date of this report, our liquidity and cash flow has been materially and adversely affected by the significant cash required to pay the costs associated with the Review and the resulting events of default that have followed which restrict our normal access to credit markets. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flow. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

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

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. During the quarter and six months ended June 30, 2009, there were no material changes from our contractual obligations presented in our 2008 Annual Report on Form 10-K.

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

Our interest income is dependent on changes in the general level of U.S. dollar interest rates. Our cash and cash equivalents consist of money market funds and various deposit accounts. Short-term investments consist primarily of corporate bonds with readily determinable fair values based on quoted prices from active markets. Our investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. Due to the nature of our investments, we have concluded that we do not have material interest risk exposure. For the quarters ended June 30, 2009 and 2008, we had no significant realized gains or losses. As of June 30, 2009, we had $0.1 million invested in available-for-sale marketable securities. An immediate 10 percent increase or decrease in interest rates would not have a material adverse impact on our future operating results or cash flows.

The table below presents principal amounts and related weighted average interest rates as of June 30, 2009 for our cash, cash equivalents, restricted cash equivalents and investments as well as our balances outstanding under the Credit Agreement (in thousands):

Cash, cash equivalents, restricted cash equivalents, and investments	$42,123
Average interest rate earned on cash, cash equivalents, restricted cash equivalents, and investments	0.2%
Current portion of notes payable	$45,000
Average interest rate paid on notes payable	6.8%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at June 30, 2009 are denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, British Pounds, Swedish Krona, Australian Dollars and Costa Rican Colones. A ten-percent change in the June 30, 2009 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.8 million.

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

Pursuant to this evaluation, our CEO and CFO concluded that, as of June 30, 2009, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level. We have not filed periodic reports on a timely basis, as required by the rules of the SEC, since May 2008. The restatement of our consolidated financial statements for the years ended December 31, 2007 and 2006 and for the quarter ended March 31, 2008, as discussed in Note 2 , “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements of the 2008 Form 10-K, resulted in an inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009 and September 30, 2009. In addition, as described below, management identified material weaknesses in our internal control over financial reporting.

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

These material weaknesses resulted in material errors in and the restatement of our annual and interim financial statements for 2006, 2007 and the first quarter of 2008, and resulted in adjustments, including audit adjustments, to our annual and interim financial statements for the second, third and fourth quarters of 2008 and the first and second quarters of 2009. Additionally, these material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the period from April 1, 2008 through the date of this filing (including the quarter ended June 30, 2009) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, Management concluded it has identified the material weaknesses discussed above and implemented material enhancements during the period from April 1, 2008 through the date of this filing to remediate our material weaknesses in internal control over financial reporting as discussed below.

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

We discuss our material legal proceedings in Note 9, “Litigation and Contingencies,” in the notes to the consolidated financial statements. In addition to the matters specifically described in Note 9, “Litigation and Contingencies,” we are involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately. We record reserves for claims and lawsuits when they are probable and reasonably estimable. Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of the matters described in Note 9, “Litigation and Contingencies.” For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: November 19, 2009	/S/ DAVID FITZGERALD
David Fitzgerald
President and Chief Executive Officer

Date: November 19, 2009	/S/ TODD NEWTON
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Forward-Looking Statements