Form 10-Q
period 2009-09-30
ARTHROCARE CORP
filed 2009-11-24
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, the number of outstanding shares of the Registrant’s Common Stock was 26,805,565

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended September 30, 2009

EXPLANATORY NOTE

We are filing this quarterly report on Form 10-Q for the third quarter of 2009. We experienced delays in filing this report with the Securities and Exchange Commission (“SEC”) as a result of issues identified during a review of accounting issues and internal controls and insurance billing and healthcare compliance issues, conducted under the direction of our Audit Committee (the “Review”) which was completed in August 2009. The 2008 Form 10-K contains: (i) our consolidated financial statements and related notes for the year ended December 31, 2008; (ii) a restatement of our previously issued consolidated financial statements and related notes as of December 31, 2007 and for the years ended December 31, 2007 and December 31, 2006; (iii) selected financial data restated for 2004 through 2007; and (iv) quarterly financial statements for the eight quarters in 2007 and 2008. For additional information regarding the Review, the background of the restatement, related adjustments and cumulative impact, you should refer to the 2008 Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$68,290	$33,506
Restricted cash and cash equivalents and investments	1,385	4,474
Short-term investments	100	—
Accounts receivable, net of allowances of $4,920 and $4,001 at September 30, 2009, and December 31, 2008, respectively	32,770	41,797
Inventories, net	49,680	56,437
Deferred tax assets	29,073	29,265
Prepaid expenses and other current assets	8,887	8,654

Total current assets	190,185	174,133

Property and equipment, net	48,233	48,933
Intangible assets, net	19,661	24,085
Goodwill	119,499	118,054
Deferred tax assets	16,651	16,651
Other assets	6,277	5,420

Total assets	$400,506	$387,276

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,006	$17,607
Accrued liabilities	64,438	60,200
Deferred tax liabilities	146	129
Current portion of notes payable	—	55,000

Total current liabilities	80,590	132,936

Deferred tax liabilities	409	327
Deferred revenue	4,508	3,210
Other non-current liabilities	6,457	6,521

Total liabilities	91,964	142,994

Commitments and contingencies (Notes 8 and 9)

Series A Redeemable Convertible 3% Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at September 30, 2009 and none at December 31, 2008.	69,710	—

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued and outstanding: 26,857 shares at September 30, 2009 and 26,755 shares at December 31, 2008	27	27
Treasury stock: 4,032 shares at September 30, 2009 and 4,101 shares at December 31, 2008	(109,077)	(110,945)
Additional paid-in capital	377,649	374,089
Accumulated other comprehensive income (loss)	231	(3,800)
Accumulated deficit	(29,998)	(15,089)

Total stockholders’ equity	238,832	244,282

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$400,506	$387,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Product sales	$76,408	$70,202	$229,489	$225,950
Royalties, fees and other	3,110	3,649	9,629	11,130

Total revenues	79,518	73,851	239,118	237,080

Cost of product sales	24,316	20,462	68,185	66,941

Gross profit	55,202	53,389	170,933	170,139

Operating expenses:
Research and development	9,229	8,584	27,099	24,209
Sales and marketing	28,563	30,983	88,700	97,139
General and administrative	11,981	11,558	36,101	41,573
Amortization of intangible assets	1,583	1,623	4,757	4,877
Reimbursement services	46	587	312	1,445
Investigation and restatement-related costs	9,293	5,541	25,323	6,219

Total operating expenses	60,695	58,876	182,292	175,462

Loss from operations	(5,493)	(5,487)	(11,359)	(5,323)
Interest income	61	180	212	561
Interest expense and bank fees	(1,189)	(684)	(3,469)	(2,889)
Foreign exchange loss, net	(446)	(1,349)	(1,581)	(1,189)
Other expense, net	(79)	(120)	(82)	(57)

Interest and other income (expense), net	(1,653)	(1,973)	(4,920)	(3,574)

Loss before income taxes	(7,146)	(7,460)	(16,279)	(8,897)

Income tax benefit	(2,719)	(2,585)	(2,656)	(3,084)

Net loss	(4,427)	(4,875)	(13,623)	(5,813)

Accrued dividend and accretion charges on Series A Preferred Stock	(27,252)	—	(27,252)	—

Net loss attributable to common stockholders	$(31,679)	$(4,875)	$(40,875)	$(5,813)

Weighted-average shares outstanding:
Basic	26,838	26,649	26,798	26,591
Diluted	26,838	26,649	26,798	26,591

Net loss per common share:
Basic	$(1.18)	$(0.18)	$(1.53)	$(0.22)

Diluted	$(1.18)	$(0.18)	$(1.53)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(13,623)	$(5,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,695	16,997
Provision for doubtful accounts receivable and product returns	3,095	5,472
Provision for inventory and warranty reserves	2,571	1,678
Non-cash stock compensation expense	3,824	8,084
Income tax benefits relating to employee stock options	—	(1,326)
Other	132	(1,631)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	7,206	(4,017)
Inventories	4,367	(4,779)
Prepaid expenses and other current assets	(450)	(8,881)
Accounts payable	(1,524)	1,338
Accrued liabilities	4,831	24,036
Deferred revenue	1,298	156

Net cash provided by operating activities	29,422	31,314

Cash flows from investing activities:
Purchases of property and equipment	(12,109)	(17,605)
Earnout payment for purchase of ATI, net	—	(483)
Payments for business combinations and purchases of intangible assets	(443)	(1,375)
Disbursement of loan receivable	(180)	(1,545)
Maturities and other changes in restricted cash equivalents and investments	2,989	424

Net cash used in investing activities	(9,743)	(20,584)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	69,446	—
Payments for purchases of treasury stock	—	(11,778)
Repayments on revolving Credit Agreement	(55,000)	(5,000)
Proceeds from issuance of common stock, net of issuance costs	—	391
Proceeds from exercise of options to purchase common stock, net of issuance costs	—	1,221
Income tax benefits relating to employee stock options	—	1,326

Net cash provided by (used in) financing activities	14,446	(13,840)

Effect of exchange rate changes on cash and cash equivalents	659	(15)

Net increase (decrease) in cash and cash equivalents	34,784	(3,125)
Cash and cash equivalents, beginning of the period	33,506	38,249

Cash and cash equivalents, end of the period	$68,290	$35,124

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

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the 2008 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2009 and December 31, 2008, the results of its operations for the three and nine month periods ended September 30, 2009 and 2008 and its cash flows for the nine month periods ended September 30, 2009 and 2008.

In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of results for the full year.

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

In April 2008, the Financial Accounting Standards Board (“FASB”) issued new requirements regarding the determination of the useful lives of intangible assets. These new requirements apply to intangible assets acquired after January 1, 2009. The adoption of these new rules did not have a material impact on the consolidated financial statements.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The FASB guidance on fair value measurement and disclosures became effective January 1, 2008. However, in February 2008, the FASB delayed the effective date to January 1, 2009, for fair value measurement and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed annually at fair value in the financial statements. The adoption of these provisions related to nonfinancial assets and nonfinancial liabilities on January 1, 2009, did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. The guidance was effective for the Company on a prospective basis for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. This guidance was effective for the Company on a prospective basis for the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

In April 2009, the FASB issued additional requirements to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective in the quarter ended June 30, 2009. The Company adopted these requirements in the quarter ended June 30, 2009.

In May 2009, the FASB issued guidelines on accounting for subsequent events, which were effective for the Company in the quarter ended June 30, 2009. There was no impact on the consolidated financial statements from the adoption of these guidelines. The Company has evaluated subsequent events through the filing date.

In July 2009, the FASB issued the FASB Accounting Standard Codification (the “Codification”). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superceding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for the Company in the quarter ended September 30, 2009. This Codification had no impact on the consolidated financial statements.

In August 2009, the FASB issued guidance on the measurement of fair value. The Company adopted this guidance in the quarter ended September 30, 2009, and there was no material impact on the consolidated financial statements.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011, with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect it to have a material impact on the consolidated financial statements.

Significant Accounting Policies

Series A Redeemable Convertible 3% Preferred Stock

The Company’s Series A 3% Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) is classified as mezzanine equity and is shown net of issuance costs. The discount resulting from offering costs and return of capital to the investor is accreted over 5 years using the effective interest method. As the preferred stock is convertible at the option of the holder, the Company has immediately amortized the entire amount of the beneficial conversion feature, as determined on the date of issuance, as a dividend. As the Company currently has an accumulated deficit, the election to immediately amortize the beneficial conversion feature has no impact on the accompanying condensed consolidated balance sheets. Additional

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

dividends are accrued at the stated rate each period so that the mezzanine equity carrying value will equal its redemption value on the fifth anniversary of the issuances when any remaining unconverted preferred stock could be redeemable at the option of the holder. Dividends declared on the preferred stock shares, including deemed dividends on the accretion of issuance costs and amortization of the beneficial conversion feature, reduce the available net income to common stockholders and are presented as a separate amount on the accompanying condensed consolidated statements of operations.

Fair Value Measurements

The major category of financial assets and liabilities of the Company that are measured at fair value on a recurring basis are short-term investments. In the third quarter of 2009, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis.

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

NOTE 2 – COMPREHENSIVE LOSS

The Company’s comprehensive loss is included as a component of stockholders’ equity and is composed of net loss and foreign currency translation adjustments. The following table presents the calculation of comprehensive loss (in thousands):

	Nine Months Ended September 30,
	2009	2008
Comprehensive loss:
Net loss	$(13,623)	$(5,813)
Foreign currency translation adjustments	4,031	(2,280)

Comprehensive loss	$(9,592)	$(8,093)

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following is a reconciliation of the numerator, net loss, and the denominator, number of shares, used in the calculation of basic and diluted loss per share (in thousands, except per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss attributable to common stockholders	$(31,679)	$(4,875)	$(40,875)	$(5,813)

Basic:
Weighted-average common shares outstanding	26,838	26,649	26,798	26,591

Basic loss per share	$(1.18)	$(0.18)	$(1.53)	$(0.22)

Diluted:
Weighted-average shares outstanding used in basic calculation	26,838	26,649	26,798	26,591
Dilutive effect of options	—	—	—	—
Dilutive effect of unvested restricted stock	—	—	—	—

Weighted-average common stock and common stock equivalents	26,838	26,649	26,798	26,591

Diluted loss per share	$(1.18)	$(0.18)	$(1.53)	$(0.22)

Shares excluded from the calculation as their effect would be anti-dilutive:
Stock awards	1,950	3,278	1,950	3,278
Stock issuable upon conversion of the Series A Preferred Stock	5,806	—	5,806	—

	7,756	3,278	7,756	3,278

NOTE 4 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$9,100	$12,243
Work-in-process	10,195	9,886
Finished goods	37,917	42,077

	57,212	64,206
Inventory valuation reserves	(7,532)	(7,769)

Inventories, net	$49,680	$56,437

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands):

	September 30, 2009	December 31, 2008
Controller placements	$38,314	$39,904
Computer equipment and software	28,328	27,353
Machinery and equipment	19,012	17,259
Furniture, fixtures and leasehold improvements	11,843	11,549
Building and improvements	6,437	6,339
Construction in process	1,679	955
Land	745	745

	106,358	104,104
Less: accumulated depreciation	(58,125)	(55,171)

Total property and equipment, net	$48,233	$48,933

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Intellectual property rights	$26,901	$26,901
Patents	11,700	11,700
Trade name/trademarks	4,828	4,828
Distribution/customer relationships	6,432	6,049
Licensing, employment and non-competition agreements	1,105	1,084

	50,966	50,562
Less: accumulated amortization	(31,305)	(26,477)

Total intangible assets, net	$19,661	$24,085

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 7 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	September 30, 2009	December 31, 2008

Legal fees and arbitration accrual	$22,869	$24,250
Insurance dispute reserve	15,926	16,195
Compensation	14,188	7,920
Royalties and discounts	3,035	1,575
Professional fees	1,819	1,874
Agent commissions	1,674	2,550
Acquisition costs	1,635	1,635
Marketing costs	841	1,660
Other	2,451	2,541

	$64,438	$60,200

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

NOTE 8 – COMMITMENTS

Operating Leases

The Company leases facilities and certain equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense was $1.5 million for the quarter ended September 30, 2009 and $1.6 million for the quarter ended September 30, 2008. Rent expense was $4.5 million for the nine months ended September 30, 2009 and $4.6 million for the nine months ended September 30, 2008. There have been no significant changes to the Company’s future lease commitments during the nine months ended September 30, 2009.

Purchase Commitments

The Company is a party to a variety of agreements pursuant to which it may be obligated to purchase products from other parties. Typically, these obligations arise in the context of contracts entered into by the Company in the normal course of business. During the nine months ended September 30, 2009, there were no material changes from our contractual obligations presented in our 2008 Annual Report on Form 10-K.

Contingent Payments

Certain of the Company’s agreements for purchase business combinations and intangible asset purchases include provisions to provide additional consideration if contractually specified conditions related to the acquired business or assets is achieved. At September 30, 2009, liabilities have been recorded for conditions which have been or are expected to be met based on current information available.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

the Company has not recognized in its consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against the Company, it could have a material adverse effect on the Company’s earnings, liquidity and financial condition.

SEC Investigation

The Fort Worth Regional Office of the SEC’s Division of Enforcement is conducting a formal investigation into accounting matters related to the restatement of financial results described in Note 2, “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company is cooperating with the SEC investigation. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability that the Company may incur.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

NOTE 10 – DEBT

On January 13, 2006, the Company entered into a 5-year revolving Credit Agreement (the “Credit Agreement”) with a syndicate of bankers (collectively, the “Lenders”). Borrowings under the Credit Agreement bore interest at a rate equal to the lender’s prime rate (3.25 percent at December 31, 2008) plus a percentage ranging from 0.75 percent to 2.0 percent or, at the Company’s option, at LIBOR plus a percentage ranging from 2.0 percent to 3.25 percent, based on its operating leverage ratio. Borrowings are secured by essentially all assets of the U.S. companies. As of September 30, 2009 the Company had no outstanding balances and the Credit Agreement has been terminated. The weighted average interest rate applicable to the borrowings under the Credit Agreement was 6.8 percent for the quarter ended September 30, 2009.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

On January 14, 2009, the Company received a letter from the Nasdaq Listing Qualifications Panel (the “Panel”) stating that the Panel has determined to delist and suspend trading of its common stock on Nasdaq effective at the open of trading on January 16, 2009. The Panel’s delisting notice constituted an event of default under the Credit Agreement. On January 16, 2009 the Company received a waiver from the Lenders and the Administrative Agent relating to the event of default resulting from the delisting of our stock. Under the terms of the waiver, the Company paid $10 million of the principal amount (plus accrued and unpaid interest) outstanding under the Credit Agreement. The other terms of the waiver were substantially identical to the Second Amendment and Consent of November 26, 2008.

On February 23, 2009, the Company received a letter from the Administrative Agent asserting that certain Events of Default (as defined in the Credit Agreement) existed under the Credit Agreement, including Events of Default resulting from:

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

•

the breach of a representation in the Credit Agreement resulting from the occurrence of an Internal Control Event (which, as defined in the Credit Agreement, means a material weaknesses in, or fraud that involves management or other employees who have a significant role in, the Company’s internal control over financial reporting, in each case as described in the securities laws) associated with deficiencies in the Company’s internal control over financial reporting; and

•

the breach of several covenants and representations contained in the Credit Agreement and the occurrence of a Material Adverse Effect (as defined in the Credit Agreement), which the Company believes were alleged to exist as the result of certain improper practices in the insurance billing and healthcare compliance practices.

The letter also notified the Company that the Lenders were not required to honor and did not intend to honor further extensions of credit under the Credit Agreement. Additionally, the Administrative Agent and Lenders stated that while they were not presently exercising any of their rights, powers, or remedies available to them with respect to the alleged Events of Default (which include the right to accelerate the maturity of the remaining $45 million of indebtedness outstanding under the Credit Agreement), all such rights, powers and remedies were expressly reserved. As a result of the February 2009 letter, the Company wrote-off the remaining unamortized debt issuance costs of $0.3 million in the first quarter of 2009. On March 20, 2009, the Company received a letter from the Administrative Agent notifying

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

the Company that it would be required to pay interest on the principal amount of all outstanding obligations at the Default Rate, as defined in the Credit Agreement.

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

On August 14, 2009, the Company signed a Third Amendment to the Credit Agreement and Forbearance Agreement (the “Forbearance Agreement”) with respect to the Credit Agreement. The Forbearance Agreement became effective upon the Company meeting certain conditions, including (but not limited to): the Company being current in payments on all interest on loans and letter of credit fees; a payment of $7.5 million of the outstanding principal indebtedness; a forbearance fee equal to 0.75 percent of the outstanding Commitments after taking account of the $7.5 million reduction to principal described above with the fee to be paid (i) 0.50 percent on the effective date of the Forbearance Agreement and (ii) 0.25 percent due on October 1, 2009 unless all indebtedness under the Credit Agreement was fully repaid before October 1, 2009, in which case the 0.25 percent amount was waived; the delivery of a collateral questionnaire to the Administrative Agent and consenting Lenders; and the payment of all fees and expenses incurred by the Administrative Agent.

On September 1, 2009, the Company repaid all outstanding indebtedness under the Credit Agreement, all rights and obligations under the Credit Agreement have been terminated and all security interests and other encumbrances have been released, other than the Company’s obligations with respect to a letter of credit issued in favor of an affiliate of one of the Lenders in the amount of €750 thousand, which was cash collateralized in the amount of $1.4 million.

NOTE 11 – STOCKHOLDERS’ EQUITY

On September 1, 2009 the Company issued and sold OEP AC Holdings, LLC (“OEP”) 75,000 shares of the Company’s Series A 3 Percent Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $75.0 million (the “Equity Financing”) pursuant to the Securities Purchase Agreement dated August 14, 2009 by and between the Company and OEP.

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

Cumulative dividends on the Series A Preferred Stock are payable-in-kind on a quarterly basis at the rate per annum of 3 percent of the liquidation preference of $1,000 per share (the “Liquidation Preference”) until October 1, 2014, (the “Dividend Duration Period”). For the period ended September 30, 2009, a $0.2 million dividend was accrued.

The holders of the Series A Preferred Stock may convert their shares at any time, in whole or in part, at a rate of 66.667 shares of the Company’s Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary anti-dilution adjustments (the “Conversion Rate”), representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received shall be increased for a make-whole adjustment equal to the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by the Conversion Rate (the “Make-Whole Adjustment”).

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company may, at any time after September 1, 2010, cause an automatic conversion of all outstanding shares of Series A Preferred Stock upon no less than 10 days prior notice if the closing sales price of the Common Stock equals or exceeds $35.00 per share (subject to adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for the prior 20 consecutive trading days, the Company is current on its reporting requirements with the SEC, the Company has an effective resale registration statement and related prospectus that permits the Common Stock issued upon such automatic conversion to be immediately resold thereunder, and the current investigations of the Company by the U.S. Attorney’s offices in Florida and North Carolina have been terminated, settled or finally adjudicated.

No conversion of Series A Preferred Stock will be permitted to the extent that any holder of Series A Preferred Stock would individually hold in excess of 19.99% of the Company’s voting power after the proposed conversion, or to the extent that the holders of Series A Preferred Stock would hold in excess of 17.80% of the Company’s voting power in the aggregate, in each case solely attributable to their holdings of Series A Preferred Stock and any Common Stock received upon conversion thereof (such limitations collectively, the “Conversion Cap”). Shares of Series A Preferred Stock not convertible as a result of the Conversion Cap shall remain outstanding and shall become convertible to the extent the Conversion Cap no longer applies.

At any time after September 1, 2014, or in connection with a change in control of the Company, holders of the Series A Preferred Stock may require the Company to redeem any or all outstanding shares of Series A Preferred Stock at the Liquidation Preference amount plus any applicable Make-Whole Adjustment.

The Series A Preferred Stock will rank subordinate and junior in right of payments to all indebtedness of the company. Holders of the Series A Preferred Stock will vote with the Common Stock on an as-converted basis, including any applicable Make-Whole Adjustment. However, no holder of the Series A Preferred Stock shall be permitted to vote more than an equivalent of 19.99% of the Company’s outstanding voting securities solely attributable to its ownership of the Series A Preferred Stock and any Common Stock received upon conversion thereof. Holders of a majority of the Series A Preferred Stock then outstanding, voting as a separate class, must approve any amendment to the Company’s articles of incorporation or bylaws that would adversely affect the rights of the holders of the Series A Preferred Stock.

The Series A Preferred Stock can be converted into a maximum of 5,805,921 shares of the Company’s common stock (the “Conversion Shares”) representing a conversion price after the Make-Whole Adjustment of $12.92 (the “Conversion Price”). The closing value of the Company’s common stock on the date of issuance was $17.45 (the “Closing Price”) resulting in an intrinsic value of $4.65 per Conversion Share calculated as the Closing Price of $17.45 less the Conversion Price of $12.92 less approximately $0.7 million in proceeds which were used to pay expenses of the investor. This resulted in a beneficial conversion feature of $27.0 million on the sale of the Series A Preferred Stock based on the intrinsic value of each Conversion Share multiplied by the number of Conversion Shares. The beneficial conversion feature was immediately charged as a dividend on the Series A Preferred Stock as the Series A Preferred stock can be converted into common stock at the option of the holder.

Gross proceeds from the sale of the Series A Preferred Stock were reduced by direct issuance cost of $5.6 million, including the amount used to pay the expenses of the investor, and will be accreted over a five year period using the effective interest rate method. Total accretion charges for the period ending September 30, 2009 were $0.1 million and were recorded as a dividend.

The Company must file a registration statement on Form S-1 prior to September 1, 2010 to register the resale of the Common Stock underlying the Series A Preferred Stock. If a registration statement is not filed or become effective by September 1, 2010, then the Company shall pay the holders of the Series A Preferred Stock an amount equal to 2.00% per annum of the liquidation preference of the Series A Preferred Stock until the registration default is cured.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

NOTE 13 – FAIR VALUE MEASUREMENTS

At September 30, 2009, short-term investments were fair valued at $0.1 million based on quoted prices from active markets. The Company’s short term investments consist primarily of corporate bonds. The carrying amount reported in the condensed consolidated balance sheet as of September 30, 2009 for the loan receivable, including accrued interest, was $2.7 million. Using a discounted cash flow technique that incorporates a market interest rate with adjustments for duration and risk profile, the Company has determined that the fair value of the loan receivable approximates its carrying value at September 30, 2009.

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

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sports Medicine	$50,608	$45,625	$150,627	$147,759
ENT	21,276	19,505	64,160	60,978
Spine	4,524	5,072	14,702	17,213

Total Product Sales	$76,408	$70,202	$229,489	$225,950

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	$52,777	$49,574	$161,591	$158,249
Non-United States (1)	23,631	20,628	67,898	67,701

Total Product Sales	$76,408	$70,202	$229,489	$225,950

(1)	No additional locations are individually significant

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Long-lived assets by geography were as follows (in thousands):

	September 30, 2009	December 31, 2008
United States	$31,945	$34,706
Costa Rica	13,478	11,830
Other	6,845	6,254

Total long-lived assets	$52,268	$52,790

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully Exhibit 99.1, “Forward-Looking Statements,” which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Unless otherwise noted, all financial information provided in this report gives effect to our restatement. Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in “Risk Factors” set forth in Part I of our 2008 Form 10-K. In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries

Restatement

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

Overview

During the quarter ended September 30, 2009, continuing through the date of this report, our results of operations, financial position and cash flows were adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and our failure to maintain compliance with covenants in our revolving Credit Agreement. Certain of the facts and circumstances that necessitated the Review and restatement have led to legal and administrative proceedings against us, which continue to adversely affect, and to contribute to uncertainty with respect to, our results of operations, financial position and cash flows. For additional information regarding these legal and administrative proceedings, please see “Part II—Item 1—Legal Proceedings,” and Note 9 in this Form 10-Q and Note 2, “Restatement of Previously Issued Consolidated Financial Statements,” in the notes to the Consolidated Financial Statements in our 2008 Form 10-K.

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

Summary of Third Quarter Results

In February 2009, the Audit Committee Review identified certain facts relating to particular insurance reimbursement issues in the Company’s DiscoCare and DRS subsidiaries and healthcare compliance issues associated with our Spine, Sports Medicine, and ENT business units. We announced the resignation of our President and Chief Executive Officer; and, the Securities and Exchange Commission issued a formal order of investigation and we were informed that the Company was a target of an investigation being conducted by the United States Attorney’s offices in the Southern District of Florida and in North Carolina. These events resulted in a number of distractions to our management team that impacted our operating performance during the first half of 2009.

Total revenue for the quarter ended September 30, 2009, was $79.5 million, an increase of 7.7 percent compared to the quarter ended September 30, 2008 as a result of higher Sports Medicine and ENT product sales. For the quarter ended September 30, 2009, we had a loss from operations of $5.5 million compared to a loss from operations of $5.5 million for the same period in 2008. Investigation and restatement-related expenses totaled $9.3 million for the third quarter of 2009 and were the primary cause for the loss from operations. The net loss for the quarter ended September 30, 2009 was $4.4 million compared to a net loss for the third quarter of 2008 of $4.9 million.

Total revenue for the nine months ended September 30, 2009 was $239.1 million, an increase of 0.9 percent compared to the nine months ended September 30, 2008. Sports Medicine and ENT product sales growth in the third quarter of 2009 mentioned above offset the effects of changes in foreign exchange rates on the translation of our International product sales. For the nine months ended September 30, 2009, we had a loss from operations of $11.4 million compared to $5.3 million for the same period in 2008. Investigation and restatement-related expenses totaled $25.3 million for the nine months ended September 30, 2009 and were the primary cause for the loss from operations. The net loss for the nine months ended September 30, 2009 was $13.6 million compared to a loss for the nine months ended September 30, 2008 of $5.8 million, primarily a result of higher investigation and restatement related costs compared to the same period in 2008.

Our results of operations for the three and nine months ended September 30, 2009 includes accrued dividend and accretion charges of $27.3 million related to our Series A Preferred Stock issued on September 1, 2009. This amount represents the accounting value of the beneficial conversion feature at the date of issuance, accrued dividends, and accretion of issuance costs as more fully described in Note 11 “Stockholders’ Equity” to the condensed consolidated financial statements. After this charge, the net loss attributable to common shares was $31.7 million and $40.9 million for the three and nine months ended September 30, 2009, respectively.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
Revenues:
Product sales	$76,408	96.1%	$70,202	95.1%	$229,489	96.0%	$225,950	95.3%
Royalties, fees and other	3,110	3.9%	3,649	4.9%	9,629	4.0%	11,130	4.7%

Total revenues	79,518	100.0%	73,851	100.0%	239,118	100.0%	237,080	100.0%

Cost of product sales	24,316	30.6%	20,462	27.7%	68,185	28.5%	66,941	28.2%

Gross profit	55,202	69.4%	53,389	72.3%	170,933	71.5%	170,139	71.8%

Operating expenses:
Research and development	9,229	11.6%	8,584	11.6%	27,099	11.3%	24,209	10.2%
Sales and marketing	28,563	35.9%	30,983	42.0%	88,700	37.1%	97,139	41.0%
General and administrative	11,981	15.1%	11,558	15.6%	36,101	15.1%	41,573	17.5%
Amortization of intangible assets	1,583	2.0%	1,623	2.2%	4,757	2.0%	4,877	2.1%
Reimbursement services	46	0.1%	587	0.8%	312	0.1%	1,445	0.6%
Investigation and restatement- related costs	9,293	11.6%	5,541	7.5%	25,323	10.6%	6,219	2.6%

Total operating expenses	60,695	76.3%	58,876	79.7%	182,292	76.2%	175,462	74.0%

Loss from operations	(5,493)		(5,487)		(11,359)		(5,323)

Interest and other income (expense), net	(1,653)		(1,973)		(4,920)		(3,574)

Loss before income taxes	(7,146)		(7,460)		(16,279)		(8,897)

Income tax benefit	(2,719)		(2,585)		(2,656)		(3,084)

Net loss	$(4,427)		$(4,875)		$(13,623)		$(5,813)

Accrued dividend and accretion charges on Series A Preferred Stock	(27,252)		—		(27,252)		—

Net loss attributable to common stockholders	$(31,679)		$(4,875)		$(40,875)		$(5,813)

Weighted-average shares outstanding:
Basic	26,838		26,649		26,798		26,591
Diluted	26,838		26,649		26,798		26,591

Loss per common share:
Basic	$(1.18)		$(0.18)		$(1.53)		$(0.22)

Diluted	$(1.18)		$(0.18)		$(1.53)		$(0.22)

Product Sales

Product sales by business unit and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
Sports Medicine	$35,502	$15,106	$50,608	66.2%	$32,729	$12,896	$45,625	65.0%
ENT	18,109	3,167	21,276	27.9%	16,601	2,904	19,505	27.8%
Spine	2,636	1,888	4,524	5.9%	2,941	2,131	5,072	7.2%

Total Product Sales	$56,247	$20,161	$76,408	100.0%	$52,271	$17,931	$70,202	100.0%

% Net Product Sales	73.6%	26.4%	100.0%		74.5%	25.5%	100.0%

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
Sports Medicine	$106,760	$43,867	$150,627	65.6%	$104,552	$43,207	$147,759	65.4%
ENT	54,882	9,278	64,160	28.0%	51,732	9,246	60,978	27.0%
Spine	8,394	6,308	14,702	6.4%	9,542	7,671	17,213	7.6%

Total Product Sales	$170,036	$59,453	$229,489	100.0%	$165,826	$60,124	$225,950	100.0%

% Net Product Sales	74.1%	25.9%	100.0%		73.4%	26.6%	100.0%

Sports Medicine product sales increased 10.9 percent during the quarter ended September 30, 2009 compared to the same period in 2008. Slightly less than two-thirds of the increase was due to higher product sales, primarily in International markets. The remaining increase in Sports Medicine product sales during the quarter was from higher contract manufacturing volume. Pursuant to a supply and distribution agreement with Smith & Nephew, Inc. (“S&N”), we contract manufacture RF-based disposable products and controller systems for S&N based on their determined product specifications. Sports Medicine product sales increased 1.9 percent for the nine months ended September 30, 2009 compared to the same period in 2008 due to the sales growth in the third quarter described above.

Product sales in our ENT business unit increased 9.1 percent during the quarter ended September 30, 2009, compared to the same period of 2008. ENT product sales increased 5.2 percent for the nine months ended September 30, 2009 compared to the nine months ended 2008. For both the quarter and the nine months ended September 30, 2009, our increased product sales reflected the growth of our Coblation products in the tonsillectomy and adenoidectomy market.

Our Spine product sales decreased 10.8 percent during the quarter ended September 30, 2009 and 14.6 percent for the nine months ended September 30, 2009 compared to the same periods of 2008. Spine performance has been negatively affected by business unit management changes that occurred in February 2009. We continue to reassess the overall strategy for Spine.

The U.S. dollar reported value of International product sales increased 12.4 percent in the third quarter of 2009 and decreased 1.1 percent for the nine months ended September 30, 2009 when compared to the same periods of 2008. The translation effect of changes in foreign currency rates reduced the U.S. dollar reported value of International product sales by $1.2 million for the third quarter of 2009, and by $7.0 million for the nine month period ended September 30, 2009.

Royalties, fees and other revenues

Royalties, fees and other revenues consisted primarily of revenue from the licensing of our products and technology and were $3.1 million for the quarter ended September 30, 2009, compared to $3.6 million for the quarter ended September 30, 2008. Royalties, fees, and other revenue were $9.6 million in the nine month period ended September 30, 2009 compared with $11.1 million in the nine months ended September 30, 2008. The decrease for the nine month period in 2009 compared to 2008 primarily related to a one-time royalty settlement we received in the second quarter of 2008 in the amount of $1.9 million.

Cost of Product Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$19,981	26.2%	$16,019	22.8%	$55,817	24.3%	$54,636	24.2%
Controller amortization	2,369	3.1%	2,067	2.9%	6,763	2.9%	6,676	2.9%
Other	1,966	2.6%	2,376	3.4%	5,605	2.5%	5,629	2.5%

Cost of product sales	$24,316	31.9%	$20,462	29.1%	$68,185	29.7%	$66,941	29.6%

Product margin as a percentage of product sales decreased to 68.1 percent in the third quarter of 2009 compared to 70.9 percent in the third quarter of 2008. The decrease in product margin is a result of increased contract manufactured product sales, higher scrap costs and higher warranty expense in the third quarter of 2009. Contract manufactured products have lower product margins but also incur no direct sales and marketing costs, such as commission expense. Gross product margin as a percentage of product sales was 70.3 percent for the nine months ended September 30, 2009 compared to 70.4 percent in the same period in 2008.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
Research and development	$9,229	11.6%	$8,584	11.6%	$27,099	11.3%	$24,209	10.2%
Sales and marketing	28,563	35.9%	30,983	42.0%	88,700	37.1%	97,139	41.0%
General and administrative	11,981	15.1%	11,558	15.6%	36,101	15.1%	41,573	17.5%
Amortization of intangible	1,583	2.0%	1,623	2.2%	4,757	2.0%	4,877	2.1%
Reimbursement services	46	0.1%	587	0.8%	312	0.1%	1,445	0.6%
Investigation and restatement-related costs	9,293	11.6%	5,541	7.5%	25,323	10.6%	6,219	2.6%

Total operating expenses	$60,695	76.3%	$58,876	79.7%	$182,292	76.2%	$175,462	74.0%

Operating expenses increased $1.8 million for the quarter ended September 30, 2009 when compared to the same period of 2008. General and administrative expense increased $0.4 million in the third quarter of 2009 as a result of higher legal defense costs. Included in general and administrative expense for the nine month period ended September 30, 2009 are legal defense costs related to the Gyrus arbitration and Delaware proceedings in the amount of $8.6 million, for which there were no comparable expenses in 2008. Sales and marketing expense decreased $2.4 million primarily due to a decrease in Spine sales and marketing personnel and lower ENT marketing and promotional expense. Investigation and restatement-related costs increased $3.8 million. Research and development costs also increased $0.6 million due to increased personnel in support of product development activities.

Operating expenses for the nine months ended September 30, 2009 increased $6.8 million when compared to the same period of 2008. This is primarily due to an increase in investigation and restatement expenses of $19.1 million. The increase in operating expenses was partially offset by a decrease in sales and marketing expense of $8.4 million which was due to the translation effect of foreign currency rates on our International operating expenses, lower ENT marketing and promotional expenses, a reduction in Spine sales and marketing personnel, and lower stock based compensation expense in 2009.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$61	$180	$212	$561
Interest expense and bank fees	(1,189)	(684)	(3,469)	(2,889)
Foreign exchange loss, net	(446)	(1,349)	(1,581)	(1,189)
Other expense, net	(79)	(120)	(82)	(57)

Interest and other income (expense), net	$(1,653)	$(1,973)	$(4,920)	$(3,574)

Interest income declined for both the three and nine month periods in 2009 versus the same periods in 2008 due to lower interest-bearing balances held and lower interest rates earned by the Company. Interest expense and bank fees increased for both periods due to increased bank fees, primarily associated with accountants hired by the Lenders to monitor the Company during the default period through the Forbearance Agreement signed during the third quarter of 2009. Additionally in the third quarter of 2009, the Company incurred $0.4 million of fees directly associated with the Forbearance Agreement. For the nine months ended September 30, 2009, the interest expense and bank fees increase was offset by lower interest expense due to lower principal balances on the debt being held during 2009. The change in foreign exchange loss during the periods primarily relates to the remeasurement impact of changing exchange rates during the period on assets and liabilities of our foreign subsidiaries.

Income tax provision (benefit)

The benefit for income taxes was $2.7 million for an effective tax rate of approximately 16.3 percent for the nine months ended September 30, 2009. The Company’s tax benefit is lower than that computed at the U.S. statutory tax rate as a result of the effect of a change in tax regulations. In January 2009, the U.S. Treasury issued temporary cost-sharing regulations. The Company has analyzed these regulations and has decided to adjust its intercompany payments for all open years. As a result of these adjustments to its intercompany payments, the Company utilized approximately $1.9 million of its reserves for uncertain tax positions and recorded an additional income tax expense of approximately $3.6 million in the first quarter of 2009.

Liquidity and Capital Resources

As of September 30, 2009, we had $109.6 million in working capital, compared to $41.2 million at December 31, 2008. Our principal sources of liquidity consisted of $69.8 million in cash, cash equivalents, restricted cash, and short-term investments at September 30, 2009. Cash equivalents were highly liquid with original maturities of ninety days or less. Our short-term investments consisted primarily of corporate bonds.

Cash provided by operating activities for the nine months ended September 30, 2009 was $29.4 million and differed from our net loss of $13.6 million as a result of non-cash expenses such as depreciation and amortization expense of $17.7 million, provisions to reduce the carrying value of our accounts receivables and inventory of $5.7 million and stock compensation expense of $3.8 million. We have also maintained a greater focus on working capital efficiency and cash conversion during the year which has had a favorable impact on cash flows from operations. Cash provided by operating activities for the nine months ended September 30, 2008 was $31.3 million, and differed from our net loss of $5.8 million as a result of non-cash expenses; most notably depreciation and amortization expense of $17.0 million, $14.2 million accrued for the Gyrus arbitration matter, and stock based compensation expense of $8.1 million.

Cash used in investing activities for the nine months ended September 30, 2009 was $9.7 million, due primarily to purchases of property and equipment, partially offset by reductions in our restricted cash resulting from the repayment of our Credit Agreement on September 1, 2009. Cash used in investing activities for the nine months ended September 30, 2008 was $20.6 million, which was due primarily to $17.6 million of purchases of property and equipment.

Cash provided by financing activities for the nine months end September 30, 2009 was $14.4 million as we received $69.4 million of net proceeds after issuance costs from the sale of Series A Preferred Stock on September 1, 2009 and repaid all outstanding borrowings under our Credit Agreement. Cash used in financing activities for the nine months ended September 30, 2008 was $13.8 million, due primarily to cash used for the purchase of shares on the open market and repayment of a portion of our borrowings under our revolving Credit Agreement.

We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flow. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainly related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

Critical Accounting Policies and Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—MD&A—Critical Accounting Policies and Estimates” of our annual report on Form 10K for the year ended December 31, 2008, other than the accounting for our Series A Preferred Stock. See Note 1 “Basis of Presentation” to the condensed consolidated financial statements for an update to our significant accounting policies.

Recently Issued Accounting Pronouncements

See Note 1 “Basis of Presentation” Notes to the condensed consolidated financial statements for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed. During the quarter and nine months ended September 30, 2009, there were no material changes from our contractual obligations presented in our 2008 Annual Report on Form 10-K, other than the complete repayment of our long-term debt obligations under the Credit Agreement in September 2009.

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

Our interest income is dependent on changes in the general level of U.S. dollar interest rates. Our cash and cash equivalents consist of money market funds and various deposit accounts. Short-term investments consist primarily of corporate bonds with readily determinable fair values based on quoted prices from active markets. Our investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. Due to the nature of our investments, we have concluded that we do not have material interest risk exposure. For the quarters and nine months ended September 30, 2009 and 2008, we had no significant realized gains or losses. As of September 30, 2009, we had $0.1 million invested in available-for-sale marketable securities. An immediate 10 percent increase or decrease in interest rates would not have a material adverse impact on our future operating results or cash flows.

The table below presents the amounts and related weighted average interest rates as of September 30, 2009 for our cash, cash equivalents, restricted cash equivalents and investments (in thousands):

Cash, cash equivalents, restricted cash equivalents and investments	$69,775
Average interest rate earned on cash, cash equivalents, restricted cash equivalents, and investments	0.1%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. Dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. Dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at September 30, 2009 are denominated primarily in U.S. Dollars; however, we also maintain significant balances in Euros, British Pounds, Swedish Krona, Australian Dollars and Costa Rican Colones. A ten-percent change in the September 30, 2009 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.8 million.

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

Pursuant to this evaluation, our CEO and CFO concluded that, as of September 30, 2009 the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level. We have not filed periodic reports on a timely basis, as required by the rules of the SEC, since May 2008. The restatement of our consolidated financial statements for the years ended December 31, 2007 and 2006 and for the quarter ended March 31, 2008, as discussed in Note 2 , “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements of the 2008 Form 10-K, resulted in an inability to timely file our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008, September 30, 2008, March 31, 2009, June 30, 2009, and September 30, 2009. In addition, as described below, management identified material weaknesses in our internal control over financial reporting.

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

3.

Revenue recognition. We did not maintain effective controls related to our accounting for revenue to provide reasonable assurance that (a) our accounting policy for revenue recognition was appropriately applied to the individual facts and circumstances of our various distributor, sales agent or customer agreements; (b) revenue was recognized in the proper reporting period in accordance with the terms of our sales contracts and our practice for replacing product that was lost or damaged during shipment; (c) appropriate collectability assessments were performed prior to recognizing revenue; (d) our policies for returns and exchanges were consistently followed; (e) sufficient policies and procedures were developed and implemented for our reimbursement assistance service subsidiaries, DiscoCare and DRS, and revenue recognition accounting rules were properly applied by these subsidiaries; (f) revenue was recorded on a net basis with respect to all rebates or other payments due to customers; and (g) amounts received from third-party sales agents were recognized as a reduction of commission expense rather than revenue. The Audit Committee Review identified facts indicating that (a) a substantial number of sales transactions were quarter-end transactions structured to recognize revenue in a particular quarter in order to meet revenue forecasts; and (b) certain conduct occurred in our reimbursement assistance service subsidiaries, DiscoCare and DRS, including coding and billing inaccuracies and encouraging and/or recommending the use of certain codes and terms/phrases to describe the technology underlying our products.

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

These material weaknesses resulted in material errors in and the restatement of our annual and interim financial statements for 2006, 2007 and the first quarter of 2008, and resulted in adjustments, including audit adjustments, to our annual and interim financial statements for the second, third and fourth quarters of 2008 and the first three quarters of 2009. Additionally, these material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the period from April 1, 2008 through the date of this filing (including the quarter ended September 30, 2009) have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, Management concluded it has identified the material weaknesses discussed above and implemented material enhancements during the period from April 1, 2008 through the date of this filing to remediate our material weaknesses in internal control over financial reporting as discussed below.

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

PART II. OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting firm

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Forward looking statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: November 24, 2009	/S/ DAVID FITZGERALD
David Fitzgerald
President and Chief Executive Officer

Date: November 24, 2009	/S/ TODD NEWTON
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Forward looking statements