Form 10-K
period 2009-12-31
ARTHROCARE CORP
filed 2010-03-15
CIK 1005010

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number: 0-27422

ARTHROCARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-3180312 (I.R.S. employer Identification number)

7500 Rialto Blvd., Building Two, Suite 100, Austin, TX 78735
(Address of principal executive offices and zip code)

(512) 391-3900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: Common Stock, $0.001 Par Value

Securities registered pursuant to Section 12 (g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

         As of March 11, 2010, the number of outstanding shares of the Registrant's Common Stock was 26,936,741.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act of 1934, as amended, in connection with our annual meeting of stockholders, scheduled to be held May 12, 2010, that we expect to file with the commission within 120 days after December 31, 2009, are incorporated by reference into Part III of this Annual Report.

ARTHROCARE CORPORATION
FORM 10-K ANNUAL REPORT

ADDITIONAL INFORMATION

        "ArthroCare," "we," "us," "our," and "Company" refer to ArthroCare® Corporation, unless the context otherwise requires.

        In this Annual Report on Form 10-K, references to and statements regarding North America refer to the United States, or U.S., Canada and Mexico, references to U.S. dollars or USD or $ are to United States Dollars, and references to the euro or € are to the legal currency of the European Union, or EU.

        Throughout this Annual Report on Form 10-K we incorporate by reference certain information from other documents filed with the Securities and Exchange Commission, or the SEC. Please refer to such information at www.sec.gov.

        This Annual Report on Form 10-K contains forward-looking statements. In "Part I—Item 1A—Risk Factors," we discuss some of the risk factors that could cause our actual results to differ materially from those provided in the forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

        We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation® technology. We have grown beyond our roots in arthroscopy to capitalize on market opportunities across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive procedures. Our innovative technologies improve the lives of individuals as diverse as world-class athletes suffering from torn rotator cuffs or anterior cruciate ligaments to senior citizens suffering from herniated discs and children suffering from tonsillitis. We incorporated in California in 1993 and reincorporated in Delaware in 1995.

        Our objective is to expand on our position as a leading global provider of minimally invasive surgical products. We seek to differentiate ourselves in this competitive market by providing our patients and user-physicians with improved treatment options. To accomplish this objective, we are focused on a business strategy featuring the following key elements:

  •
  expanding our product offering to address large and rapidly growing domestic and international markets;

  •
  improving selected established medical procedures by replacing current technologies with our technologies;

  •
  continuing to improve sales and cash flow through a combination of direct sales representatives, independent sales agents and distributors;

  •
  augmenting our current business with complementary and compatible acquisitions that allow us to capitalize on emerging and existing business opportunities and the strength of our distribution capability; and

  •
  establishing strategic partnerships to further commercialize our technologies and products.

Financial Restatement, Regulatory Reviews and Other Significant Recent Events

        As previously reported, during 2009 and 2008, we experienced substantial delays in filing our periodic reports as a result of issues identified during a review of certain accounting and financial reporting matters as well as certain insurance billing and healthcare compliance practices conducted under the direction of our Audit Committee (the "Review"), which began in July 2008. The Review was completed in August 2009 and the results were reported to the Audit Committee and to the Board. In July 2008, we also commenced a separate comprehensive review of our accounting policies and procedures, financial reporting, internal controls and corporate governance. We completed this comprehensive review in November 2009, and as a result of our comprehensive review and the Review we made extensive organizational and operational changes, and improved our internal controls. As a result of errors and possible irregularities identified by the Review and management's own review and analysis of certain accounting matters, we restated our financial statements for: the years ended December 31, 2007, 2006, 2005, and 2004; the quarter ended March 31, 2008 and each of the quarters for the years ended December 31, 2007 and 2006 in our Form 10-K for the year ended December 31, 2008 filed on November 18, 2009.

  Changes to Management

        For more information on changes to management, see "Part II—Item 9A—Controls and Procedures."

  Litigation

        For more information on litigation, see "Part I—Item 3—Legal Proceedings" and Note 10, "Litigation and Contingencies" in the notes to the consolidated financial statements.

Business Overview

        Our business is divided into three business units: Sports Medicine, Ear Nose and Throat, or ENT, and Spine. Each of the Sports Medicine, ENT and Spine business units market and sell their products in two principal geographic markets: Americas (North and South America) and International (all other geographies).

        Many of our key products are based on our patented Coblation technology, which uses bipolar radiofrequency energy to generate a precisely focused plasma field to remove and shape soft tissues such as cartilage and tendons. This use of bipolar energy is the primary factor that distinguishes our Coblation technology from traditional monopolar and bipolar radiofrequency surgical tools. Monopolar devices drive electrical energy into the treatment site and requires electrical energy to travel through the patient's body and exit via a grounding pad usually placed underneath the patient. Conversely, traditional bipolar devices include both an active electrode and a return at the tip of the device so a separate grounding pad is not required. To effect treatment by a bipolar device, electrical energy is applied at the surgical site, where it is concentrated at the targeted tissue and exits via the return electrode. These traditional monopolar and bipolar electrosurgical or laser surgery tools use the heat from the electrical current to burn away targeted tissue, often causing thermal damage to tissue surrounding the targeted surgical area.

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

Our Sports Medicine Business Unit

  Overview

        Our Sports Medicine business unit focuses on the development, production and marketing of surgical products used in the treatment of soft tissue injuries, mostly in the shoulder, knees and hips. Each year, we estimate that more than 600,000 people in the U.S. suffer from instabilities or tendon tears of the shoulder and 1.2 million more people are treated for cartilage, meniscus or tendon injuries in the knee. Sports Medicine is currently our largest business unit and accounted for 66.4 percent, 65.8 percent and 65.4 percent of our total product sales during 2009, 2008 and 2007, respectively. We have experienced significant growth in Sports Medicine that we believe has been driven by several factors, including:

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

        Sports injuries often affect joints that are susceptible to injuries from blows, falls or sudden changes in direction, as well as from natural degeneration associated with repeated use and aging. Arthroscopic surgeries are most commonly performed on the knees and shoulders but are also used in the treatment of injuries affecting other joints, such as elbows, wrists, ankles and hips. Prior to the widespread availability of arthroscopic surgery, joint injuries were treated through surgery involving large incisions, and through cutting or dislocating muscles to reach targeted tissues. These open procedures often required a hospital stay and prolonged rehabilitation and recovery. In contrast, arthroscopic surgery is performed through several small incisions, or portals, resulting in lower overall costs, reduced surgical trauma, pain and scarring, and fewer complications. Arthroscopic surgery generally is performed on an outpatient basis with no overnight stay. We believe that the products that we develop, produce, market and sell through Sports Medicine represent a substantial advancement in arthroscopic surgery because our technologies minimize collateral tissue damage to reduce patient pain and speed recovery times.

  Our Sports Medicine Products

        The ArthroWand® Product Line.    Our ArthroWand product line is the principal product line in Sports Medicine. This line features a series of Coblation based specialized disposable radio frequency surgical wands designed for single patient use to treat a number of orthopedic conditions, including injuries of the shoulder, knee, hip, foot, ankle, elbow and wrist. ArthroWands are used with a controller, a software based radio frequency generator that provides electromagnetic energy used to create the localized plasma for tissue removal in arthroscopic surgeries for ablation, resection and coagulation of soft tissue and to seal bleeding vessels.

        The Opus® Collection.    In 2004, we acquired Opus Medical, Inc., a manufacturer of a proprietary family of specialized implants and instruments including the Opus AutoCuff® System, which facilitates a

"knotless" arthroscopic repair of the rotator cuff. Before Opus, variation in physician skills and training were limitations to wide adoption of completely arthroscopic surgical repairs. Opus technology enabled many surgeons to complete repairs arthroscopically that previously were only possible with open surgical methods. These products may reduce overall procedural costs and surgical time, and expand the number of patients eligible for arthroscopic treatment.

        In 2005, we introduced another device to the Opus Collection, the LabraFix® System, which uses technology similar to the AutoCuff System to facilitate knotless arthroscopic repair of connective tissue in the portion of the shoulder known as the labrum. The labrum is a ring of tissue within the shoulder joint that helps maintain stability within the shoulder. LabraFix helped address patients who suffered from acute or chronic shoulder dislocation. We also recently expanded this product line to include other anchors, such as the TwinLock® to treat partial or avulsed tears of the rotator cuff, Magnum® M (Metal) and Magnum MP (PEEK) anchors for use in double row anchor repairs of the rotator cuff, and the SpeedScrew®, a knotless screw in type anchor made of PEEK material designed to maximize fixation of tendon to bone in rotator cuff repairs. We have recently introduced the Opus knotless anchor technology to foot and ankle surgeons for reattachment of torn or ruptured tendons.

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

Our ENT Business Unit

  Overview

        Our ENT business unit focuses on the development, production and marketing of surgical products used in the treatment of conditions affecting soft tissues in the ear, nose and throat. Our ENT business unit accounted for 27.1 percent, 26.5 percent, and 26.4 percent of our total product sales during 2009, 2008 and 2007, respectively. One of the most common ENT procedures is the removal of tonsils and adenoids, and we estimate that there are more than 600,000 tonsillectomies performed in the U.S. each year. The majority of tonsillectomies are performed on pediatric patients. Other commonly performed ENT procedures include endoscopic sinus surgery, turbinate reduction and procedures to remove or stiffen tissue to treat snoring. These procedures are performed by ENT surgeons in hospitals and ambulatory surgery centers. Historically, monopolar electrocautery devices, or bovies, were the standard for removal, or ablation, of soft tissue and cauterization in ENT procedures. As discussed above, these monopolar devices can generate high levels of heat, resulting in collateral damage to tissue adjacent to the targeted tissue, significant post-operative pain and increased patient recovery times. Coblation continues to gain widespread market acceptance, particularly for tonsil and adenoid procedures.

  Our ENT Products

        The ENT Wands Product Line.    ENT has developed a variety of products for use by ENT surgeons for general head, neck and oral surgical procedures, including sinus surgery, the treatment of snoring, reduction of nasal turbinates, and adenoid and tonsil removal. ENT markets three categories of disposable devices, or wands, to address the ENT Market—suction wands, channeling wands and excision wands, each of which use Coblation technology to provide significant benefits over bovies and similar devices. During a tonsillectomy, suction wands simultaneously ablate and remove tissue providing the surgeon enhanced visibility and shortening anesthesia time. Channeling wands provide controlled ablation with effective hemostasis control to minimize bleeding during turbinate reduction procedures, which relieve nasal obstructions and stiffen the soft palate for the treatment of snoring. Excision wands provide precise dissection of soft tissue with minimal damage to surrounding tissue.

        The Rapid Rhino® Product Line.    In 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc., or ATI, a maker of sinus surgery treatment products, that are complementary to our ENT devices. ATI's carboxymethyl-cellulose based packing and tamponade products are used in situations of significant nosebleed, or epistaxis, treatments which are treated in an emergency room setting or surgicenter. Our Rapid Rhino product line includes the dissolvable Stammberger Sinus Dressing and Sinu Knit, which are used after endoscopic sinus surgery to control minor bleeding, facilitate epithelial healing and preserve the spatial integrity of the sinus area. Our Rapid Rhino product line also includes epistaxis balloon tamponade products, which are used primarily in the hospital emergency room environment to control chronic nosebleeds.

Our Spine Business Unit

  Overview

        Our Spine business unit focuses on the development, production and marketing of surgical products used in the treatment of spine-related conditions, and accounted for 6.5 percent, 7.7 percent and 8.2 percent of our product sales during 2009, 2008 and 2007, respectively. The spine surgery market is a rapidly growing subset of the orthopedic surgery market. Spinal surgery may arise from problems associated with the intervertebral discs or vertebrae. Discs function to cushion and tether the vertebrae and facilitate flexibility and stability. Intervertebral discs are susceptible to degeneration (which can weaken the shock absorption properties of the disc and result in pinched nerves) and herniation where the disc bulges or ruptures. Bulging or ruptured discs can result in pain in the back and throughout the body and, if severe and untreated, may result in partial paralysis. It is estimated that 350,000 total or partial discectomies to treat disc herniation are performed annually in the U.S.

        Treatment of herniation typically involves the removal of part of the disc using a procedure known as a partial or microdiscectomy. In more severe cases, vertebrae adjacent to the herniated disc must be stabilized following excision of disc material and a spinal fusion procedure is performed. Spinal fusion involves the insertion of a graft or implant into the space left by the removal of the degenerative disc. This process allows the bone to grow through and around the graft or implant, fusing the vertebrae and alleviating the pain. More recently, a process known as arthroplasty, which involves the surgical replacement of a herniated disc with implantation of an artificial disc, has been introduced to preserve the natural motion of the spine and lead to faster recovery than standard fusion procedures. However, reimbursement has not been well established for these disc replacement procedures so less invasive options remain popular.

  Our Spine Products

        SpineWand® Product Line.    The SpineWand devices use Coblation-based technology to treat soft tissue (intervertebral disc) conditions in the spine. Disc decompression, a common soft tissue minimally-invasive treatment for herniated discs, involves the removal of disc material either through a narrow tube, or cannula, using x-ray technology for guidance or through a minimal surgical incision. Ongoing clinical studies are evaluating minimally invasive disc decompression as an alternative to current forms of standard care for certain indications associated with this condition. Our Plasma Disc Decompression, or PDD, SpineWands are products for the treatment of contained herniated discs. The PDD SpineWands remove portions of these herniated discs to relieve pressure on major spinal nerves and are designed for use in both large and small disc spaces, as well as for treatments requiring the removal of soft tissue in the spine through a much smaller incision rather than through a cannula. Our Cavity SpineWand® is used to reduce the size of malignant lesions within the vertebrae in patients suffering from spinal compression fractures resulting from benign and malignant tumors.

        The Parallax® Product Line.    In 2004, we completed the acquisition of Medical Device Alliance, Inc. and its majority-owned subsidiary, Parallax Medical, a leader in products for the minimally invasive treatment of vertebral compression fractures. It is estimated that 750,000 Americans currently suffer from vertebral compression fractures, which are caused by osteoporosis, trauma or metastatic disease. Approximately 250,000 of these patients are treated annually. The Parallax product line includes needles for vertebral access and bone biopsy, cement delivery systems, bone cement with opacifiers and ancillary devices; all of which permit minimally invasive repair of vertebral compression fractures. In mid-2008, we introduced Contour®, a mechanical device that is used to compress fragile bone or displace bone in the vertebral body through mechanical force.

Reimbursement Assistance Services

        Beginning in the fourth quarter of 2005, DiscoCare, Inc., or DiscoCare, an independently owned medical device distributor and reimbursement service provider, purchased SpineWand products from us and sought reimbursement for the wands on a "carve-out" or "stand-alone" basis. DiscoCare provided the products to its customers generally at no charge in exchange for either (i) an assignment of the right to bill private third-party insurance companies and other payors for the product or (ii) a letter of protection or attorney's lien in a personal injury case for separate reimbursement of the product. DiscoCare originally distributed our SpineWand products on a limited geographical basis. DiscoCare approached us about distributing the SpineWands pursuant to this "carve-out" or "stand-alone" model and providing reimbursement services to customers on a national basis, and in the fourth quarter of 2006, our agreement was amended to provide DiscoCare with national distribution and reimbursement services rights and to require us to pay a service fee to DiscoCare.

        In June 2007, we established a new, wholly-owned subsidiary, Device Reimbursement Services, or DRS, which in the fourth quarter of 2007 began to sell our Sports Medicine products, generally at discounted prices, in exchange for an assignment of the right to bill private third-party insurance companies and other payors for our products upon completion of a procedure using our products.

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

        After the acquisition of DiscoCare, we continued to sell products and provide reimbursement services through our DiscoCare and DRS subsidiaries until the fourth quarter of 2008, when DiscoCare ceased accepting letters of protection in personal injury cases and making any further claims to healthcare carriers. All other claims submission by DiscoCare and DRS ceased in the first quarter of 2009 and the subsidiaries have continued to engage in an orderly wind down of their business operations.

Our Customers and Competition

        Our primary customers across all of our business units are surgeons and other specialized medical professionals who utilize our products to treat their patients. Our primary competitors across all of our business units include Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson,

Cardinal Health/Allegiance, Olympus (through its subsidiary Gyrus), Arthrex, Inc. and Cook Medical. These competitors tend to be large, well-financed companies with diverse product lines.

        In addition, we are aware of several small companies offering alternative treatments for back pain that may indirectly compete with our Spine products. In the Sports Medicine market, we also compete directly with competitors to whom we have licensed our technology for limited fields of use.

        For additional discussion of the risks and considerations concerning our competition, see "Part I—Item 1A—Risk Factors."

Our Distribution Network

  Distribution in the Americas

        We sell our products in the Americas through a network of direct sales representatives, independent orthopedic sales agents and independent orthopedic distributors supported by our regional sales managers. Sales in the Americas accounted for 73.2 percent, 74.0 percent and 75.8 percent of our total product sales during 2009, 2008 and 2007, respectively. As of December 31, 2009, our direct sales network in the Americas was comprised of 176 direct sales representatives. We supplement our direct sales representatives with third-party agents and distributors. The ratio of direct sales representatives and independent sales agents and distributors varies based on the product being sold and the development of individual markets. For example, in the U.S., we rely exclusively on direct sales representatives for our ENT products due in part to the higher degree of specialized knowledge required to sell the products and the more limited availability of qualified distributors or agents in the market to which these products are sold. We continually evaluate the balance between direct sales representatives, independent agents and distributors in an effort to maximize the coverage and efficiency of our product sales platform. For the year ended December 31, 2009, approximately 48 percent of Americas product sales were from direct sales representatives and the remainder was from independent sales agents or distributors.

  Distribution in the International Market

        We also market and sell our products in countries outside of the Americas, which accounted for 26.8 percent, 26.0 percent and 24.2 percent of our total product sales during 2009, 2008 and 2007, respectively. Our international sales efforts are focused on current key markets where we sell direct, including several countries in Western Europe and Australia, as well as strategic growth markets, including India, China and Russia where we work primarily through our distributors. We expect that our strategic growth markets will develop into key markets for our products in the future.

        Historically our international sales efforts were primarily dependent on third-party distributors and we typically utilize third-party distributors to enter new markets. For the year ending December 31, 2009, approximately 65 to 70 percent of international sales were derived from direct sales representatives and independent sales agents through whom we are able to manage the relationship with our end customers and the remainder is through distributors.

Geographic Information

        For financial reporting purposes, net sales and long-lived assets attributable to significant geographic areas are presented in Note 17, "Segment Information" in the notes to the consolidated financial statements.

Research and Development

        We conduct significant research and development activities in the U.S. on three campuses in Irvine and Sunnyvale, California and Austin, Texas. Research and development expenses as reported includes experimental research, new product development, process engineering, regulatory affairs and clinical studies and were 10.9 percent, 10.4 percent and 10.1 percent of our total net revenues during 2009, 2008 and 2007, respectively. Our efforts are focused on:

  •
  modifying and enhancing the performance of our existing technologies and products,

  •
  designing new disposable devices that incorporate added functionalities,

  •
  developing new applications of our Coblation and other innovative technologies and

  •
  developing complementary technologies and products for introduction into our product portfolio in order to provide more value to our customers and participate to a greater extent in certain surgical procedures.

        We continue to explore and develop the plasma physics underlying our Coblation technology and evaluate the use of our technology in new fields of treatment. We are engaged with a number of doctors, scientists and research institutions to further understand the technology and its additional applications and other technical improvements.

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

Manufacturing and Supply

        Our products are primarily manufactured at our facility located in San Jose, Costa Rica. In 2003, we transformed our primary Sunnyvale facility from a general manufacturing facility to a facility with a primary focus on research, development and prototype manufacturing. In 2005, the lease for the Sunnyvale facility was extended through February 2014. Approximately 50 percent of this facility is devoted to research and new product development. We believe our existing operations will provide adequate capacity for our manufacturing needs at least through 2010.

        We have established manufacturing process and quality assurance systems in conformance with the International Organization for Standardization's ISO 13485:2003 standard, the FDA's Quality System Regulation, 21 CFR 820 and we are certified under the Canadian Medical Devices Conformity Assessment System. Our facilities are in conformance with domestic and international regulatory requirements that apply to medical device manufacturers and routinely are subject to audits by U.S. Food and Drug Administration, or FDA, Technischer Überwachungs-Verein, or TUV, a Notified Body per the Medical Device Directive for the European Union, and other regulatory agencies representing countries such as Japan and Brazil.

        Our products are manufactured from several components, most of which are supplied to us from third parties. Most of the components we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternative sources of supply and the establishment of additional or replacement suppliers may not be accomplished quickly. In isolated cases, we rely upon single source suppliers. In such cases, a disruption of our single supply source could materially affect and disrupt our ability to manufacture and distribute certain of our products. Due to regulatory and other requirements regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for these certain components or materials. Generally, we have been able to obtain adequate supplies of such raw materials and components. We also primarily use a single subcontractor located in Costa Rica to sterilize our disposable devices. As part of an agreement with this subcontractor in which we loaned the subcontractor a majority of the funds necessary to construct their Costa Rican sterilization facility, we receive guaranteed processing times on their sterilization services. While we have alternate product sterilization service providers, a significant disruption to the primary sterilization provider could temporarily impact the company's ability to supply products in a timely manner. Disruption of these supply sources, and our inability to develop alternative sources for such supply, would result in a material disruption of our ability to sell this line of products for an extended time period and could adversely affect our operations.

        DHL Worldwide Express, Inc. is a significant provider of logistic services, including warehousing of finished goods and a variety of transportation services. The company primarily utilizes FedEx Corporation as the provider of transportation services associated with the shipment of finished products to customers and field returns in North America. Shipment of finished products outside of North America and the transportation of raw materials and other production related shipments are handled by a variety of third party common carriers based on a competitive sourcing process. The providers of these services change from time to time and there are alternate sources of these services should any single provider prove unable to supply contracted services. The complex nature of the underlying support technologies utilized to exchange critical product information with these third party transportation providers, such as "Electronic Data Interchange," has, at times, caused disruptions in our ability to deliver products to customers on a timely basis. Failure of these supporting systems could impair our business for the duration of the failure.

Patents and Proprietary Rights

        Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our technologies, including Coblation technology and our acquired technologies. We own over 190 issued U.S. patents and over 150 issued international patents. In addition, we have over 160 U.S. and international pending patent applications. We believe our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures. In addition, our issued patents are directed at many of the core features of our acquired technologies from Opus, Atlantech, Parallax and ATI. Our earliest Coblation patents begin to expire in 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2014.

        See "Part I—Item 1A—Risk Factors" and Intangible Asset information outlined in Note 7, "Goodwill and Intangible Assets" in the notes to the consolidated financial statements for additional information.

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

        Unless an exemption applies, generally, before we can introduce a new medical device into the U.S. market, we must obtain FDA clearance of a 510(k) premarket notification or obtain premarket approval. If we can establish that our device is "substantially equivalent" to an existing device for which the FDA has not called for premarket approvals, we may seek clearance from the FDA to market the device by submitting a 510(k) premarket notification. The 510(k) premarket notification requires the support of appropriate data, including, in some cases, clinical data establishing the claim of substantial equivalence to the satisfaction of the FDA. Where product is not deemed as substantially equivalent to an existing device, a more rigorous premarket approval process is required. This second process requires us to independently demonstrate that the new medical device is safe and effective by collecting data regarding design, materials, bench and animal testing, and human clinical data for the medical device. Once the FDA determines there is reasonable assurance that the medical device is safe and effective, the FDA will authorize the device's commercial release. The premarket approval process is much more detailed, time-consuming and expensive than the 510(k) process.

        We have received 510(k) clearance to the extent we believe it is required for all of our products for a variety of indications.

        We strive to ensure that our products not requiring clearance meet our manufacturing and quality guidelines and standards to the same extent as if clearance were required.

        For additional discussion of the risks and considerations surrounding our business in the context of our regulatory environment, see "Part I—Item 1A—Risk Factors."

  International

        International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. The member countries of the European Union, or EU, have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain Conformitè Europèenne Marking, or CE Mark, for their products. We have authorization to apply the CE Mark to substantially all of our products. Additionally, we have obtained regulatory clearance to market our key products throughout other countries.

  General Considerations

        The demand for our products is highly dependent on the policies of third-party payors such as Medicare, Medicaid, and private insurance and managed care organizations that reimburse our customers when they use our products. If coverage or payment policies of these third-party payors are revised in light of increased efforts to control healthcare spending or otherwise, the amount we may charge or the demand for our products may decrease. Government programs, including Medicare and Medicaid, private healthcare insurance and managed-care plans have attempted and continue to attempt to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This practice has increased price sensitivity among certain customers for our products. Additionally, some third-party payors require approval of coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the medical devices or therapies. Even though a new medical device may have been approved for commercial distribution, we may find limited demand for the device until reimbursement approval has been obtained from governmental and private third-party payors. In the U.S., we believe that healthcare reform legislation proposals will most likely remain focused on reducing the cost of healthcare and that efforts by private payors to contain costs through managed care and other methods will continue in the future as efforts to reform the healthcare system continue. We believe we are well positioned to respond to changes resulting from the worldwide trend toward cost containment due to our manufacturing efficiencies and cost controls. However, it is difficult for us to predict the potential impact of cost containment trends on future operating results due to uncertainty that remains regarding future legislation.

        Federal healthcare laws apply when we or our customers submit claims for items or services that are reimbursed under Medicare, Medicaid or other federally funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded healthcare program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal healthcare program; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician's immediate family) has a financial relationship with that provider; and (4) healthcare fraud statutes that prohibit false statements and improper claims with any third-party payor. Often similar state false claims, anti-kickback, anti-self referral and insurance laws also apply to claims submitted under state Medicaid or state funded healthcare programs. In addition, the U.S. Federal Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

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

Impact of Business Outside of the U.S.

        Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, often with longer payment terms on receivables than are typical in the U.S. Currency exchange rate fluctuations can affect net sales from, and profitability of, our operations outside the U.S. See "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk" and Note 17, "Segment Information" in the notes to the consolidated financial statements. In addition, the repatriation of certain earnings of our foreign operations may result in U.S. tax cost of approximately $6.1 million.

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

Employees

        At December 31, 2009 we had 1,363 employees. In North America, we had 459 employees, of which 22 were engaged in manufacturing-related activities, 113 in research and development, process engineering, and clinical affairs activities, 196 in sales and marketing activities, 55 in regulatory affairs and quality assurance, and 73 in administration and finance. In Europe, we had 179 employees in sales and marketing, customer service, manufacturing, regulatory affairs, and administration and finance who are responsible for our international business. In Asia Pacific we had 19 employees engaged in sales and marketing activities and administration and finance activities. In Costa Rica, we had 706 employees engaged in manufacturing and administration and finance. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

Where You Can Find Additional Information

        We maintain an internet website at www.ArthroCare.com. On our website, we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, or the Exchange Act. You may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

Forward Looking Statements

        This Annual Report may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations or forecasts of future results. Our forward-looking statements generally relate to our growth and growth strategies, financial results, product development, regulatory approvals, competitive strengths, intellectual property rights, litigation and tax matters, mergers and acquisitions, market acceptance of our products, accounting estimates, financing activities, ongoing contractual obligations and sales efforts. Such statements can be identified by the use of terminology such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar words or expressions.

        For more information about the nature of forward-looking statements and risks that could affect our future results and the disclosure provided in this Annual Report, please see "Part I—Item 1A—Risk Factors" and Exhibit 99.1—Forward-Looking Statements, which is incorporated herein by reference.

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

        Management's assessment of our internal control over financial reporting as of December 31, 2009 concluded that our internal control over financial reporting was not effective and that material weaknesses existed. Until these material weaknesses and other control deficiencies are remediated, they could lead to errors in our reported financial results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

        As described in "Part II—Item 9A—Controls and Procedures" we are currently in the process of remediating our identified material weaknesses. Management's continuing evaluation and work to enhance our internal control over financial reporting will require the dedication of additional resources and management time and expense. If we fail to establish and maintain adequate internal control over financial reporting, including any failure to implement remediation measures and enhancements for internal controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed.

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

A failure to remain current in our filings may have material impacts on our business and liquidity

        If we are not able to remain current in our filings with the SEC, we will face several adverse consequences and restrictions. We will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, or make offerings pursuant to existing registration statements; we will not be able to make an offering to any purchasers not qualifying as "accredited investors" under certain "private placement" rules of the SEC under Regulation D; we will not be eligible to use a "short form" registration statement on Form S-3 for a period of at least 12 months after the time we become current in our periodic and current reports under the Securities Exchange Act of 1934, as amended; we will not be able to deliver the requisite annual report and proxy statement to our stockholders to hold our annual stockholders meeting; our employees cannot be granted stock options, nor will they be able to exercise stock options registered on Form S-8, because Form S-8 would not be available to us; and our common stock may be delisted from

The Nasdaq Stock Market. These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain employees.

The Review and resulting restatement, SEC and U.S. Department of Justice (DOJ) investigations and other investigations, legal and administrative proceedings have increased our costs and could result in fines, injunctions, orders, and penalties which could materially adversely affect our business, financial condition, results of operations, and liquidity.

        We are involved in ongoing material legal proceedings. See "Part I—Item 3—Legal Proceedings." These proceedings and other legal actions may harm our business or liquidity in the future. The actions currently pending result primarily from matters relating to our restatement and Review and from intellectual property related litigation and claims.

        We have incurred substantial cost and expenses for legal and accounting services due to the Review and resulting SEC and DOJ investigations. These matters will likely continue to divert our management's time and attention and cause us to continue to incur substantial costs and expenses. Such investigations can also lead to fines or injunctions or orders with respect to future activities. We could incur substantial additional costs to defend and resolve litigation, investigations or proceedings arising out of or related to these matters. In addition, we could be exposed to enforcement or other actions with respect to these matters by the SEC's Division of Enforcement, the DOJ or other federal or state agencies. At this point, we are unable to predict the duration, scope or result of these investigations or whether any of these agencies will commence any legal action. Any such investigations may result in us being subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

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

        Many of our pending legal proceedings are in the early stages and we cannot predict their outcomes. However, irrespective of the outcomes, we may incur substantial costs, including defense and indemnity costs, and these matters may divert the attention of our technical and management personnel, which could materially harm our business. Moreover, if we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs. Adverse outcomes or other developments during the course of litigation or other proceedings may harm our business, financial condition, results of operations or liquidity as well as investors' perception of our business, any of which could harm our stock price.

Our failure to comply with extensive government regulations could subject us to penalties and materially adversely affect our business, results of operations and financial condition.

        Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things: design, development and manufacturing; testing, labeling and storage; clinical trials; product safety; marketing, sales and distribution; pre-market clearance and approval; record keeping procedures; advertising and promotions; recalls and field corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and product import and export.

        The FDA and other governmental authorities have broad enforcement powers, and our failure to comply with these regulatory requirements could result in governmental agencies or a court taking action, including any of the following, which would adversely affect our business: issuing public warning letters to us; imposing fines and penalties on us; obtaining an injunction preventing us from manufacturing or selling our products; bringing civil or criminal charges against us; delaying the introduction of our products into the market; delaying pending requests for clearance or approval of new uses or modifications to our existing products; recalling, detaining or seizing our products; or withdrawing or denying approvals or clearances for our products.

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer civil and criminal penalties, be required to pay substantial damages and make significant changes to our products and operations.

        During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. We are subject to numerous federal and state regulations. As part of our internal compliance program, we review our sales and marketing materials, contracts and programs with counsel, and require employees and marketing representatives to participate in regular training. We also have adopted and train our personnel on the code of conduct for Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association, or AdvaMed, a leading trade association representing medical device manufacturers. Most recently, we amended our Code of Business Conduct and Ethics (the "Code of Ethics") in August 2009. Originally adopted in 2004 to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, the Code was amended to qualify as well as a "code of conduct" under the current Federal Sentencing Guidelines and "Compliance Program Guidance for Pharmaceutical Manufacturers" 68 FR 23731 (May 5, 2003) applicable to medical device companies as published by the Office of Inspector General for the Department of Human Services. The Code of Ethics applies to all of our directors, officers, employees and agents. It also serves as an essential element of our Corporate Compliance Program, as announced in August 2009. However, we can give no assurances that our compliance program will ensure that the Company is in compliance with existing or future applicable laws and regulations. If our compliance program fails to meet its objectives, or if we otherwise fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Our accounting policies and methods require management to make judgments and estimates about matters that are inherently uncertain, which may result in our actual results differing significantly from those generated by our judgments and estimates.

        Our accounting policies and methods require management to exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with generally accepted accounting principles in the U.S., or GAAP, and reflect management's judgment of the most appropriate manner to report our financial condition and results of operations. See Note 3, "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements for a description of our significant accounting policies.

        The accounting policies we have identified as critical to the presentation of our financial condition and results of operations are described in "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates." We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain at the end of a period and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of estimates. Estimates are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our estimates may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our estimates. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be significantly inaccurate.

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

        Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology and our acquired technologies. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies from Opus, Parallax, Atlantech and ATI. Our earliest Coblation patents begin to expire in 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2014.

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

        In September 2009, we terminated our revolving Credit Agreement, which was in default. In the absence of a credit facility as a possible source of liquidity, our ability to meet our working capital needs and to fund capital expenditures will depend on our ability to generate cash from operations and effectively manage our cash balances. This is subject to general economic, financial, competitive and other factors that may be beyond our control. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flows. See "Part I—Item 3—Legal Proceedings." We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements; however, we cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to fund our other liquidity needs.

        As a result, from time to time, we may be required to seek financing from alternative sources. In light of the current capital and credit market disruption and volatility, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all.

        In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. As a result of the same considerations that led to the termination of our Credit Agreement, we were required to transition our cash management services in the U.S. to another financial institution, which may result in significant business disruption if not effectively transitioned. While we actively monitor our deposit relationships, the unanticipated failure of a financial institution in which we maintain deposits could cause us to suffer losses that could materially harm our results of operations and financial condition.

We may not be able to keep pace with technological change or successfully develop new products with wide market acceptance, which could cause us to lose business to competitors.

        We compete in a market characterized by rapidly changing technology. We may not be able to keep pace with technology or to develop viable new products. Our future financial performance will depend in part on our ability to develop and manufacture new products in a cost-effective manner, to introduce these products to the market on a timely basis, and to achieve market acceptance of these products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include capital constraints, research and development delays, and delays in acquiring regulatory approvals. Our new products and new product introductions may fail to achieve expected levels of market acceptance. Factors impacting the level of market acceptance include our ability to successfully implement new technologies, the timeliness of our product introductions, our product pricing strategies, our available financial and technological resources for product promotion and development, our ability to show clinical benefit from our products, and the availability of reimbursement for our products as discussed in the risk factor titled "Changes in coverage and reimbursement for procedures using our products could affect physicians" above.

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

        Our primary competitors across all of our operating units consist of Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson, Cardinal Health/Allegiance, Olympus (also known as Gyrus), Arthrex, Inc. and Cook Medical. These competitors tend to be large, well-financed companies with diverse product lines who may have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant price discounts as a competitive tactic. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the U.S. have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products instead of our competitors' products to the extent the purchase would cause them to lose discounts on our competitors' products. In addition, we are aware of several small companies offering alternative treatments for back pain and other ailments or indications that may indirectly compete with our products.

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

        After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing process may require a new 510(k) clearance or PMA approval. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA approval in the first instance, but the FDA may review any manufacturer's decision and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. FDA guidance documents define when to submit premarket notifications for new or modified devices. These guidance documents also define modifications for which a new 510(k) is not required. We have modified some of our marketed devices, and have determined that in certain instances new 510(k) clearances or PMA approvals are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

Failure to obtain FDA clearance or approval for our products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

        In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or approval of a Premarket Approval, or PMA, submission from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. There is no assurance that we will be able to obtain FDA clearance or approval for any of our new products on a timely basis, or at all. Failure to obtain FDA clearance or approval for our new products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or "off-label" uses, which would adversely affect our financial condition.

        Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by FDA. Use of a device outside its cleared or approved indications is known as "off-label" use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management's attention and result in substantial damage awards against us.

Our products may in the future be subject to product recalls that could harm our reputation, business operations and financial results, and if our products cause or contribute to a death or serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or FDA enforcement actions.

        The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

If we or our third-party suppliers fail to comply with FDA's Quality System Regulations, our manufacturing operations could be interrupted and our sales and our ability to generate profits could suffer.

        We and certain of our third-party suppliers are required to comply with the FDA's Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products in these jurisdictions. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. If our facilities or those of our suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions: untitled letters; warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, recall, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products; withdrawing 510(k) clearances on PMA approvals that have already been granted; refusal to grant export approval for our products; or criminal prosecution.

        Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Failure to market our products that use Coblation technology could adversely affect our financial condition, results of operations and future growth prospects.

        We commercially introduced our Coblation technology product lines in December 1995. Our Coblation technology product lines accounted for more than two-thirds of our product sales in 2009 and we are highly dependent on these sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products based on our Coblation technology in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

        To achieve increasing disposable device sales over time, we believe we must continue to penetrate the market in other orthopedic procedures, expand physicians' education with respect to Coblation technology, and continue working on new product development efforts.

        Moreover, our ability to market our products depends on clinical reports and recommendations by influential surgeons supporting our Coblation technology in certain key procedures. We believe that surgeons will not use our products unless they determine, based on experience, clinical data and other factors, that our products are an attractive alternative to conventional means of tissue ablation. We believe that if recommendations and endorsements by influential surgeons cease or long-term data do not support our current claims of efficacy, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

Changes in coverage and reimbursement for procedures using our products could affect use of our devices and our future revenue.

        The demand for our products is highly dependent on the policies of third-party payors such as Medicare, Medicaid, private insurance, and managed care organizations that reimburse our customers when they use our products. Failure by physicians, hospitals and other users of our products to obtain sufficient coverage and reimbursement from healthcare payors for procedures in which our products are used, or adverse changes in environmental and private third-party payors' policies toward coverage and reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

        In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgical centers and physicians for procedures using our products. Because reimbursement for our products generally is included as part of the payments for procedures, these updates directly impact the amounts recognized for the costs of our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed formula that results in lowered payments for physician services. In the past, Congress has passed legislation to prevent certain reductions in Medicare payments to physicians. Unless Congress does so for 2010, the prescribed formula would result in a 21.5 percent reduction in aggregate Medicare payments to physicians. Legislative proposals have been introduced to revise the statutory formula and prevent the rate reduction. We are unable to predict, however, whether the legislation would be passed or what future changes will be made to compute Medicare payments or reimbursement amounts used by other third-party health care payors.

        Further, as part of the Obama Administration's efforts to pass extensive federal healthcare reforms, there have already been several new legislative initiatives which could have a negative impact on the demand for our products and our business. It is unclear at this time how these initiatives would influence policies on coverage and reimbursement. Nor can we predict whether the proposed reform measures, if adopted, or any federal legislation enacted in the future will have on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

        In addition, we primarily use a subcontractor located in Costa Rica to sterilize our disposable devices. We have the ability to use alternative sterilization service providers for most of our products. If our Costa Rica sterilization service were to be disrupted for any reason, we would be required to use alternative sources with longer processing and logistics cycles, which could lead to a disruption in our ability to supply products for a period of time.

        We are dependent on warehouses in the U.S. and Belgium owned and operated by DHL Worldwide Express, Inc. If our ability to use these warehouses is disrupted, we may be unable to supply products to our customers on a timely basis, which could materially adversely affect our business.

        The complex nature of the underlying support technologies utilized to exchange critical product information with third party transportation and logistics providers, such as "Electronic Data Interchange," has, at times, caused disruptions in our ability to deliver products to customers on a timely basis. Failure of these supporting systems could impair our business for the duration of the failure.

Our business is susceptible to risks associated with international operations.

        International operations are generally subject to a number of risks, including: protectionist laws, business practices, licenses, tariffs, and other trade barriers that favor local competition; multiple, conflicting and changing governmental laws and regulations, such as tax laws regulating intercompany transactions; difficulties in managing foreign operations, including staffing, seasonality of operations, dependence on local vendors, and collecting accounts receivable; loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection; foreign currency exchange rate fluctuations; and political and economic instability.

        We derived 26.8 percent, 26.0 percent and 24.2 percent of our total product sales for the years ended December 31, 2009, 2008 and 2007, respectively, from customers located outside of the Americas. We expect international revenue to remain a significant percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies, and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

        On September 1, 2009, an affiliate of OEP acquired our Series A Preferred Stock. See "Item 7—MD&A—Liquidity and Capital Resources" for a description of this transaction. As a result of this transaction, OEP became the largest beneficial owner of our stock. At this time, assuming conversion of the Series A Preferred Stock to our common stock, including make-whole amounts as defined in the Certificate of Designation for the Series A Preferred Stock but excluding outstanding options and warrants held by other parties, OEP would represent an ownership interest of approximately 17.8 percent of our voting stock. In connection with this transaction, we expanded the Board of Directors to eight members and granted OEP the right to nominate two directors. Effective September 1, 2009, Messrs. Gregory Belinfanti and Christian Ahrens, both Partners of OEP, were appointed to our Board of Directors.

        Consequently, OEP may have the ability to influence our Board of Directors and matters requiring stockholder approval, subject to the restrictions placed on OEP by the Securities Purchase Agreement, including without limitation OEP's agreement to vote for any director nominated by the Board and to comply with the terms of the standstill.

        From and after the first anniversary of the investment OEP, is free to convert the Series A Preferred Stock into our common stock and, subject to the registration requirements of the federal securities laws, dispose of such stock, which could result in a decrease of the market price of our common stock, particularly if such dispositions are made in the open market and are substantial.

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

        In addition, pursuant to the Registration Rights Agreement between us and the holders of our Series A Preferred Stock, we agreed to use our best efforts to become current in our SEC periodic reporting requirements and thereafter file a registration statement on Form S-1 prior to September 1, 2010, to register the resale of the Common Stock underlying the Series A Preferred Stock. If a registration statement is not timely filed or does not become effective in accordance with the requirements of the Registration Rights Agreement, a Registration Default, then we shall pay the holders of the Series A Preferred Stock 2.00 percent per annum of the original liquidation preference of the Series A Preferred Stock, accruing from the date of the Registration Default until the Registration Default is cured.

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

        An element of our growth strategy has been and in the future may be the pursuit of acquisitions of other businesses that expand or complement our existing products and distribution channels. Integrating businesses, however, involves a number of special risks, including: the possibility that management attention may be diverted from regular business concerns by the need to integrate operations; unforeseen costs, difficulties and liabilities in integrating our and the acquired company's employees, operations and systems; accounting, regulatory, or compliance issues that could arise in connection with, or as a result of, the acquisition of the acquired company; challenges in retaining our customers or the customers of the acquired company following the acquisition; the difficulty of incorporating acquired technology and rights into our products and services; and impairment charges if our acquisitions are not successful due to these risks.

        In addition, we may incur debt to finance future acquisitions and may issue securities in connection with future acquisitions, which may dilute the holdings of our current and future stockholders. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our business, financial condition or operating results may be adversely affected.

Our operating results may fluctuate.

        In our experience, our results of operations may fluctuate significantly from period to period. Adverse fluctuations due to these factors may adversely affect our level of revenues and profitability, results of operations, financial condition, and future growth prospects in the short and long term: the introduction of new product lines and increased penetration in existing applications; achievement of research and development milestones; the amount and timing of expenditures and the receipt and recognition of license fees; and timing of the receipt of orders and product shipments, absence of a backlog of orders, and the rate of product returns.

Factors may make the market price of our stock highly volatile.

        The market price of our common stock could fluctuate substantially in the future. Investors may be unable to resell our common stock at or above their purchase price. This volatility may subject our stock price to material fluctuations due to the factors discussed in this "Item 1A—Risk Factors" section, and other factors including market reaction to acquisitions and trends in sales, marketing, and research and development; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts' or market expectations; and sales of common stock by existing stockholders.

        As previously reported, on September 1, 2009, One Equity Partners, or OEP, a private equity firm, and its affiliates own a significant amount of our Series A 3.00% Convertible Preferred Stock, or the Series A Preferred Stock. From the first anniversary of its investment, OEP may convert the Series A Preferred Stock into our common stock and, subject to the registration requirements of the federal securities laws, dispose of such stock, which could result in a decrease of the market price of our common stock, particularly if such dispositions are made in the open market and are substantial.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease a facility in Austin, Texas, which serves as our corporate headquarters. The Austin, Texas facility is used for general and administrative purposes as well as for research and development activities. Our lease for this building will expire in June 2016. We lease a facility in Irvine, California, which is used for product and prototype development. This lease expires at the end of 2011. In Sunnyvale, California we lease a facility for research and development, general and administrative purposes and prototype manufacturing. Our lease for this building will expire in February 2014. We also lease, on a month-to-month basis, a warehouse in a neighboring building in Sunnyvale, California for warehousing and distribution. Internationally, we lease a facility in Stockholm, Sweden, which serves as our headquarters for international sales and marketing, which expires in 2014. We have access to a facility in Opglabbeek, Belgium that is used for our European repair center. In Costa Rica, we own a building located in a tax-advantaged business park. This facility serves as our principal manufacturing location for disposable devices.

        We believe these facilities, in addition to multiple less significant facilities leased in various countries around the world for sales, marketing and administrative purposes are in good condition, well maintained, and are suitable and adequate to carry on the Company's business.

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

        We continue to gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of legal counsel.

SEC Investigation

        The Fort Worth Regional Office of the SEC's Division of Enforcement is conducting a formal investigation into accounting matters related to the restatement of financial results described in "Part I—Item 1—Business". We are cooperating with the SEC investigation. At this stage of the investigation, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.

DOJ Investigation

        The DOJ is investigating certain of our activities including our past sales, accounting, and billing procedures in relation to, primarily, the operation of our Spine business unit. The DOJ is also reviewing our relationship with our DiscoCare subsidiary. We are cooperating with this investigation. At this stage of the investigation, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.

Private Securities Class Action and Shareholder Derivative Lawsuits

  Federal Court Actions

        On April 4, 2008, a putative securities class action was filed in Federal court in the Southern District of Florida against us and certain of our former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding our internal controls, business, and financial results. On October 28, 2008, the court granted the Company's motion to transfer this case to the U.S. District Court, Western District of Texas (McIlvaine v. ArthroCare, et al).

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

        On August 7, 2008, a derivative action was filed in Federal court in the Southern District of Florida against us and our then-current directors alleging breach of fiduciary duty based on our alleged improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. On October 14, 2008, the court granted the Company's motion to transfer this case to the U.S. District Court, Western District of Texas (Weil v. Baker, et al).

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

        On October 28, 2008 and thereafter, the two putative securities class actions and the shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas. On December 10, 2008, Lead Plaintiffs and Lead Plaintiffs' counsel were appointed in the putative consolidated securities class action. The Lead Plaintiff filed an Amended Consolidated Class Action Complaint on December 18, 2009. ArthroCare filed a Motion to Dismiss the Amended Consolidated Class Action Complaint on February 16, 2010. The federal court stayed the derivative actions pending the resolution of all motions to dismiss the Amended Consolidated Class Action Complaint and any further amended consolidated class action complaints.

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

        On March 18, 2009, these three shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-08-3484 (consolidated), Travis County District Court. On the Company's motion, the state shareholder derivative actions were stayed pending resolution of all motions to dismiss the federal Amended Consolidated Class Action Complaint and class certification, if any, of a class in the federal Amended Consolidated Class Action Complaint.

        At this stage of the above-described State Court actions, we cannot predict the ultimate outcome and we are unable to estimate any potential liability we may incur.

Patent Matters

        On November 14, 2007, we brought a lawsuit against Gyrus Medical Inc., Gyrus ENT L.L.C. and Gyrus ACMI Inc., Case No. 1:07-CV-00729-SLR in the U.S. District Court for the District of Delaware, in which we sought monetary damages and equitable relief for claims of patent infringement relating to U.S. Patent No. 5,697,882 (the "'882 Patent"). In the lawsuit, we alleged that the use of Gyrus's "PlasmaCision" and "PlasmaKinetic" products and systems infringes the '882 Patent. Gyrus sought invalidation of our '882 Patent based on alleged inequitable conduct and alleged prior art. On October 8, 2009, the parties reached a settlement of this matter. In accordance with the settlement, Gyrus made a lump-sum payment to us of $2.5 million and the Company granted Gyrus certain licenses subject to running royalties ranging from 4 percent to 6.5 percent and payable quarterly from October 2009 through January 2012, when the '882 patent expires. The parties also released each other from any claims of patent infringement and dismissed the litigation with prejudice.

        On May 5, 2008, Gyrus Medical Ltd. and Gyrus Group PLC commenced an arbitration proceeding against us. In its arbitration notice, Gyrus alleged that, under the Settlement Agreement dated June 28, 1999 among us, Gyrus Medical Ltd., and Ethicon, Inc. and certain Ethicon affiliates (collectively, "Ethicon"), we had made "material changes" to certain of our arthroscopy products—the Super TurboVac 90, the UltraVac, the Super MultiVac 50, the TurboVac 90XL and the MultiVac XL—and that those products infringed two Gyrus patents. Shortly thereafter, on June 12, 2008, Ethicon and DePuy Mitek, Inc. joined the arbitration (Gyrus, Ethicon and DePuy Mitek collectively, the

"Claimants"). We filed a counterclaim in the arbitration for breach of the Settlement Agreement, alleging that Ethicon had not paid certain royalties when due under the Settlement Agreement.

        On June 10, 2009, the arbitration panel issued its interim decision and award. The panel ruled in favor of the Claimants on all issues, including the patent infringement and breach of contract claims, and against us on our breach of contract counterclaim. The panel issued a final award on August 20, 2009 and awarded the Claimants (i) $11.8 million for royalties on the patents due from April 2001 through February 2009, including pre-judgment interest of 10 percent; (ii) a 6.5 percent royalty for all sales of the infringing products starting from March 1, 2009; and (iii) $4.6 million in attorneys' fees and costs, including the costs of the arbitration.

        On July 15, 2009, we filed a Petition in the U.S. District Court for the Northern District of California to vacate or modify the Arbitration Award and to stay enforcement of the arbitration award. The parties resolved this action and the arbitration proceeding, effective as of December 15, 2009, pursuant to a settlement agreement under which the Company paid a total of $15.5 million collectively to the Claimants. In connection with the settlement, the Claimants granted to the Company a non-transferable, non-assignable, non-exclusive license to the patents at issue and their foreign equivalents. The Company will pay royalties thereunder of no more than the sum of the Claimants' and their affiliates' royalty payments for that calendar year that are due to the Company under the terms of a pre-existing agreement between the Company, Ethicon Inc. (and two of its divisions), Gynecare, Inc., and Gyrus Medical, Ltd.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Prior to January 16, 2009 our common stock was publicly traded on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol "ARTC." On January 16, 2009, trading in our common stock on Nasdaq was suspended. On April 22, 2009, Nasdaq filed a Form 25 to delist our securities effective May 9, 2009. From January 16, 2009 until January 22, 2010 our securities were traded on an electronic quotation service maintained by Pink OTC Markets, Inc., or Pink Sheets, under the symbol "ARTC.PK". On January 19, 2010, Nasdaq accepted our application for listing on the Nasdaq Global Market and our shares began trading on the Nasdaq Global Market on January 22, 2010, under the symbol "ARTC". The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our Common stock.

	2009
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$8.42	$11.50	$20.55	$23.70
Low	2.95	4.90	10.99	18.00

	2008
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$53.43	$47.49	$40.23	$30.40
Low	32.62	33.32	20.31	4.52

        As of December 31, 2009, there were 75,000 outstanding shares of preferred stock and 213 holders of record of 26,885,993 shares of outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock or preferred stock in the foreseeable future.

        On September 1, 2009, we sold 75,000 shares of Series A Preferred Stock to OEP AC Holdings LLC, an affiliate of OEP, for gross proceeds of $75.0 million. The sale of the Series A Preferred Stock was to an accredited investor and is exempt from registration under Rule 506 Regulation D of the Securities Act of 1933.

        The holders of the Series A Preferred Stock may convert their shares at any time, in whole or in part, at a rate of 66.667 shares of the Company's Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary anti-dilution adjustments (the "Conversion Rate"), representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received shall be increased for a make-whole adjustment equal to the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by the Conversion Rate (the "Make-Whole Adjustment").

        The Company may, at any time after September 1, 2010, cause an automatic conversion of all outstanding shares of Series A Preferred Stock upon no less than 10 days prior notice if the closing sales price of the Common Stock equals or exceeds $35.00 per share (subject to adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for the prior 20 consecutive trading days, the Company is current on its reporting requirements with the SEC, the Company has an effective resale registration statement and related prospectus that permits the Common Stock issued upon such automatic conversion to be immediately resold thereunder, and the current investigations of the Company by the U.S. Attorney's offices in Florida and North Carolina have been terminated, settled or finally adjudicated.

        No conversion of Series A Preferred Stock will be permitted to the extent that any holder of Series A Preferred Stock would individually hold in excess of 19.99 percent of the Company's voting power after the proposed conversion, or to the extent that the holders of Series A Preferred Stock would hold in excess of 17.8 percent of the Company's voting power in the aggregate, in each case solely attributable to their holdings of Series A Preferred Stock and any Common Stock received upon conversion thereof (such limitations collectively, the "Conversion Cap"). Shares of Series A Preferred Stock not convertible as a result of the Conversion Cap shall remain outstanding and shall become convertible to the extent the Conversion Cap no longer applies.

        We describe our equity compensation plans in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 12, 2010, which is hereby incorporated herein by reference.

 PERFORMANCE GRAPH

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of ArthroCare under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

        The following graph shows a comparison of total stockholder return for holders of our common stock for the five years ended December 31, 2009 compared with the Nasdaq Stock Exchange, U.S. Index and the Nasdaq Health Services Index. This graph is presented pursuant to SEC rules. The information below is based on $100 invested on December 31, 2004, including reinvestment of dividends with fiscal years ending December 31. The stock prices of medical device companies like ours are subject to a number of factors, such as those discussed in "Part I—Item 1A—Risk Factors," above.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Arthrocare Corporation, The NASDAQ Composite Index
And The NASDAQ Health Services Index

	Cumulative Total Return
	12/2004	12/2005	12/2006	12/2007	12/2008	12/2009
ArthroCare Corporation	$100.00	$131.44	$124.52	$149.88	$14.88	$73.92
Nasdaq Stock Exchange (U.S.)	100.00	101.33	114.01	123.71	73.11	105.61
Nasdaq Health Services	100.00	106.30	112.25	113.33	79.24	91.44

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data (in thousands, except per share data) should be read in conjunction with "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 have been derived from audited consolidated financial statements included elsewhere in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2009	2008(1)	2007	2006	2005
Statements of Operations Data:
Product sales	$315,763	$303,452	$268,495	$233,585	$198,741
Royalties, fees and other	15,845	14,285	11,221	10,126	7,583
Total revenues	331,608	317,737	279,716	243,711	206,324
Gross profit	238,413	222,777	193,335	172,962	145,042
Operating expenses(2)	239,099	256,771	198,022	139,280	117,199
Net income (loss)	(5,777)	(35,025)	491	27,673	19,084
Net income (loss) applicable to common stockholders(3)	(33,822)	(35,025)	491	27,673	19,084
Basic net income (loss) per share applicable to common stockholders	$(1.26)	$(1.32)	$0.02	$1.06	$0.78
Diluted net income (loss) per share applicable to common stockholders	$(1.26)	$(1.32)	$0.02	$0.99	$0.72

	December 31,
	2009	2008(1)	2007	2006	2005
Balance Sheet Data:
Cash, cash equivalents, restricted cash equivalents and investments(4)	$57,386	$37,980	$43,176	$30,756	$23,317
Working capital(5)	106,267	43,406	121,991	97,395	87,330
Total assets	391,128	389,485	397,947	365,791	258,342
Long-term liabilities	5,147	10,058	66,919	4,196	5,035
Series A 3% Convertible Preferred Stock(6)	70,504	—	—	—	—
Total stockholders' equity	250,395	246,491	281,053	309,923	218,704

(1)
Amounts have been revised to correct for the errors discussed in Note 2—"Revision of Prior Period Financial Statements" in the notes to the consolidated financial statements.

(2)
Operating expenses in 2009 include $31.7 million of investigation and restatement related costs. Operating expenses in 2008 include an $18.9 million charge attributable to impairment of goodwill related to our Spine business unit, $17.0 million of investigation and restatement related costs, and $15.1 million charge related to the arbitration matter involving Gyrus and Ethicon. In 2007, $34.1 million of costs related to reimbursement service activities were incurred, including $25.0 million for settlement of the DiscoCare pre-acquisition agreement.

(3)
The 2009 net loss applicable to common stockholders included a charge of $28.0 million related to the accretion of the beneficial conversion feature, accretion of preferred stock discount, and accrued dividends on the Series A Preferred Stock.

(4)
The increase in cash, cash equivalents, restricted cash equivalents and investments from December 31, 2008 to December 31, 2009 is primarily a result of receiving $35.0 million in net proceeds from the sale of Series A Preferred Stock partially offset by $13.0 million paid to net settle the arbitration matter involving Gyrus and Ethicon.

(5)
The increase in working capital in 2009 is primarily the result of repaying $55.0 million of borrowings under the Credit Agreement classified as a current liability at December 31, 2008, with a portion of the proceeds from the sale of our Series A Preferred Stock.

(6)
In 2009 we sold 75,000 shares of Series A Preferred Stock for gross proceeds of $75.0 million. See Note 12—"Capital" in the notes to the consolidated financial statements for more information.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Readers should also review carefully "Part I—Item 1A—Risk Factors" and Exhibit 99.1—"Forward-Looking Statements," which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements.

Overview

        We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business is divided into three business units: Sports Medicine, ENT, and Spine. Each of the Sports Medicine, ENT and Spine business units market and sell their products in two principal geographic markets: Americas (North and South America) and International (all other geographies).

        As previously reported, in 2009 and 2008, we experienced substantial delays in filing our periodic reports as a result of issues identified during the Review, which was completed in August 2009, and the restatement of prior financial statements, which was completed in November 2009 with the filing of our delinquent periodic reports. During the year ended December 31, 2009, and continuing through the date of this report, our results of operations, financial position and cash flows have been adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and through the third quarter of 2009 our failure to maintain compliance with covenants in our revolving Credit Agreement. In connection with the Review and restatement we identified errors in our accounting and material weaknesses in our internal control over financial reporting. As described in "Part II—Item 9A—Controls and Procedures," we are still in the process of remediating certain of these identified material weaknesses.

        As a result of the Review, we made significant changes in the composition of our senior management team. Effective December 18, 2008, we accepted the resignations of our then Chief Financial Officer, our then Senior Vice President of Strategic Business Units and our then Senior Vice President of the Spine Business Unit. On February 18, 2009, we accepted the resignation of our then President and Chief Executive Officer, as well as others, and, on the same day, our board of directors appointed David Fitzgerald as our Acting President and Chief Executive Officer. Effective April 2, 2009, our board of directors appointed Todd Newton as our Senior Vice President and Chief Financial Officer. Effective December 19, 2008, we enhanced our legal department and function by establishing the position of Senior Vice President and General Counsel and promoting the then Vice President of Legal Affairs to this position and hired additional legal staff to work at the direction of the General Counsel. Effective October 21, 2009, David Fitzgerald was named President and Chief Executive Officer.

Revision of Prior Period Financial Statements

        During the fourth quarter of 2009, we identified an error related to returns of consigned Sports Medicine inventory that were originally processed and recorded in 2008 and an error related to the translation of foreign currencies into U.S. dollars for certain subsidiaries. Upon its review of these errors, management determined that product returns were incorrectly recorded as reductions to product sales in 2008 and foreign exchange losses were incorrectly recorded as currency translation adjustments and included in the consolidated balance sheet as a component of other comprehensive income in 2008. The impact of these errors was an understatement of revenue, understatement of foreign exchange losses and an understatement of net loss for the year ended December 31, 2008. We assessed the materiality of these errors for the year ended December 31, 2008 in accordance with Accounting Standards Codification, or ASC, 250, Accounting Changes and Error Corrections, which incorporates ASC 250-10-S99-1, Assessing Materiality, and concluded that the errors were not material to the year ended December 31, 2008. However, we concluded that the errors were material to the year ended December 31, 2009, principally because the errors would have overstated the growth rate of our Sports Medicine business unit for the three-month period ended December 31, 2009 when compared to the same period in 2008. Thus, in accordance with ASC 250, which incorporates ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the 2008 financial statements presented herein have been revised to correct for these immaterial errors. The corrections resulted in a $3.6 million increase in product sales, a $3.6 million increase in gross profit, a $3.9 million increase in foreign exchange loss and a $0.1 million increase to income tax benefit, resulting in a $0.3 million increase to net loss ($0.01 per share) in the consolidated statement of operations for the year ended December 31, 2008. Associated adjustments were also made to increase accounts receivable by $3.6 million and to decrease deferred income tax assets by $1.4 million, decrease additional paid-in capital $1.4 million, and increase accumulated other comprehensive income $3.9 million on the consolidated balance sheet for the year ended December 31, 2008. As a result of these corrections, cash provided by operating activities increased $0.9 million, cash used in financing activities increased $1.4 million, and the effect of exchange rates on cash and cash equivalents decreased $0.5 million on the consolidated statement of cash flows for the year ended December 31, 2008.

Key Financial Items, Trends and Uncertainties Affecting Our Business

        Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales Growth

        Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our direct sales professionals, independent sales agents and independent distributors. Product sales growth in 2009, 2008, and 2007 was 4.1 percent, 13.0 percent and 14.9 percent, respectively. We also generate revenue from royalties and fees from licensing of our products and technology to other companies and earn other revenues from shipping and handling costs billed to customers.

        Our investment in our sales and distribution organization has had a positive effect on product sales, as has the execution of our strategic plan to build market share through the introduction of new products designed to address surgical procedures that have traditionally been difficult to perform. We anticipate that disposable device sales and implants will remain the key component of our product sales for the foreseeable future.

        During late 2007, our Sports Medicine business unit introduced the Quantum controller and associated Coblation products, which contributed to higher 2009 and 2008 revenues as did our investment to expand our International distribution channel. Based upon the estimated number of arthroscopic procedures performed each year, we believe that knee procedures represent the largest segment of the arthroscopic market, while shoulder procedures represent the fastest growing segment. It is important that we maintain and grow our market position in shoulder procedures which today represent about half of our sports medicine product sales. We estimate that approximately 40 percent of our product sales are being generated by the sale of disposables for use in knee procedures. The arthroscopic knee market is an important growth opportunity for us, and we are devoting resources to develop products for this market. We also plan to expand physicians' education with respect to our Coblation technology. We believe that we have sold product to approximately one-third of the facilities that perform arthroscopic procedures in the U.S. We aspire to maintain or grow our market share within the overall arthroscopic market in 2010.

        Our ENT business unit continued to grow both in the Americas and internationally. In the U.S., we believe Coblation continues to gain market share in the tonsillectomy and adenoidectomy procedure market, which represents approximately 50 percent of the overall U.S. ENT market. In the U.S., we distribute ENT products through a direct sales organization. We plan to grow our ENT business. To do so in the U.S., we plan to introduce or acquire new ENT products that differentiate and complement our current ENT offerings, expand our presence in other ENT procedural areas and leverage our direct sales force. Internationally, we plan to clinically support the adoption of Coblation for tonsils and adenoids, invest in physician training, and invest in distribution.

        In early 2009, we ceased our reimbursement assistance service activities which had been the distribution focus in the U.S. for our Spine products. In 2010, we do not anticipate growth in Spine product sales and such product sales may experience a decline. We plan to incur costs in 2010 to clinically demonstrate to insurers the effectiveness of our existing Coblation products in disc decompression procedures and achieve better reimbursement for physicians who elect to use our products. Based on the outcome of these clinical efforts, we may reassess our strategy for our Spine business unit.

Gross Product Margin

        Gross product margin as a percentage of product sales in 2009, 2008, and 2007 was 70.5 percent, 68.7 percent and 67.9 percent, respectively. Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), excess or obsolete inventory cost adjustments, and certain stock-based compensation costs associated with manufacturing and operations personnel. Cost of product sales also includes amortization of controller units that are placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and the cost of controller units are capitalized and amortized into cost of product sales over the useful life of the controller unit. Most of our manufactured products are produced at our Costa Rica facility which has experienced stable operations. Raw materials used to produce our products are generally not subject to substantial price volatility. We expect gross product margin to remain stable in 2010 as long as the average sales price of our products remains stable.

Operating Margin

        Operating margin is our income (loss) from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, general and administrative and amortization of intangible assets. Additionally, during 2008 and continuing through the date of this report, our operating expenses have been significantly impacted by the substantial expense incurred in connection with the Review and the restatement of our financial statements and goodwill impairment. Operating margin in 2009, 2008, and 2007 was negative 0.2 percent, negative 10.7 percent, and negative 1.7 percent, respectively.

        We expect to continue to spend approximately 10 percent of our total revenues in 2010 in research, engineering, new product development, regulatory affairs, and clinical studies. We anticipate that sales and marketing spending could increase if we undertake initiatives to expand our direct sales and distribution capabilities. However, over the long-term, we expect sales and marketing expense as a percentage of total revenue to remain approximately the same as our current experience.

Net Earnings

        Net earnings represent the net income or loss in the period. Net earnings will be affected by the same trends that impact our revenues, gross margin and operating margin. In addition, earnings will also be affected by other income and expenses, such as interest expense, and by income tax expense.

        We expect lower interest expense and bank fees in 2010 as a result of repaying and terminating our Credit Agreement on September 1, 2009, which we have not replaced. We expect that we will report foreign currency gains or losses each period due to the changes in the value of the euro, British pound, and Australian dollar versus the U.S. dollar.

        When we are profitable, our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica where we have a tax holiday. In years of loss, our effective tax rate may exceed the U.S. statutory rate depending on the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets.

Results of Operations

Overview of our Results of Operations

        Total revenue for the year ended December 31, 2009 was $331.6 million, an increase of 4.4 percent compared to the year ended December 31, 2008. For the year ended December 31, 2009, we had a loss from operations of $0.7 million compared to a loss from operations in 2008 of $34.0 million. The improvement in operating results was the result of higher revenue combined with improved gross product margin and lower operating expenses. Our net loss in 2009 was $5.8 million compared to a net loss of $35.0 million in 2008. The improvement in net loss in 2009 was due primarily due to the same factors that resulted in the improvement to our operating results described above.

        Total revenue for the year ended December 31, 2008 was $317.7 million, an increase of 13.6 percent compared to the year ended December 31, 2007. For the year ended December 31, 2008, we had a loss from operations of $34.0 million compared to a loss from operations in 2007 of $4.7 million. Our increase in total revenue in 2008 was more than offset by increased costs, particularly resulting from an $18.9 million impairment charge for goodwill related to our Spine business unit, $17.0 million in expenses directly associated with investigation and restatement related costs and $15.1 million accrued for the arbitration matter involving Gyrus and Ethicon. Our net loss in 2008 was $35.0 million compared to net income of $0.5 million in 2007. The net loss in 2008 was due to the same factors that caused our loss from operations increase.

        The following table presents the summary of comparative financial data from 2009 to 2007. Comments on significant year-to-year fluctuations follow the table. The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this annual report (in thousands, except percentages and per-share data):

	Year Ended December 31,
	2009		2008		2007
	Dollars	% Total Revenues	Dollars	% Total Revenues	Dollars	% Total Revenues
Revenues:
Product sales	$315,763	95.2%	$303,452	95.5%	$268,495	96.0%
Royalties, fees and other	15,845	4.8%	14,285	4.5%	11,221	4.0%

Total revenues	331,608	100.0%	317,737	100.0%	279,716	100.0%
Cost of product sales	93,195	28.1%	94,960	29.9%	86,381	30.9%

Gross profit	238,413	71.9%	222,777	70.1%	193,335	69.1%

Operating expenses:
Research and development	36,045	10.9%	33,041	10.4%	28,118	10.1%
Sales and marketing	118,602	35.8%	128,872	40.5%	104,584	37.4%
General and administrative	46,096	13.9%	50,439	15.9%	24,117	8.6%
Amortization of intangible assets	6,317	1.9%	6,487	2.0%	7,120	2.5%
Impairment of goodwill	—	0.0%	18,945	6.0%	—	0.0%
Reimbursement services	353	0.1%	1,966	0.6%	34,083	12.2%
Investigation and restatement-related costs	31,686	9.5%	17,021	5.4%	—	0.0%

Total operating expenses	239,099	72.1%	256,771	80.8%	198,022	70.8%

Loss from operations	(686)		(33,994)		(4,687)
Interest and other income (expense), net	(2,212)		(8,886)		2,206

Loss before income taxes	(2,898)		(42,880)		(2,481)
Income tax provision (benefit)	2,879		(7,855)		(2,972)

Net income (loss)	(5,777)		(35,025)		491

Accrued dividend and accretion charges on Series A 3% Preferred Stock	(28,045)		—		—

Net income (loss) applicable to common stockholders	$(33,822)		$(35,025)		$491

Weighted-average shares outstanding:
Basic	26,803		26,610		27,452
Diluted	26,803		26,610		28,870
Earnings (loss) per share applicable to common stockholders:
Basic	$(1.26)		$(1.32)		$0.02

Diluted	$(1.26)		$(1.32)		$0.02

2009 Comparison with 2008

Product Sales

        Product sales consist principally of sales of disposable surgical devices and implants. Product sales by each of our business units and geographic markets for the years ended December 31, 2009 and 2008 are as follows (in thousands, except percentages):

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
Sports Medicine	$147,169	$62,533	$209,702	66.4%	$142,856	$56,676	$199,532	65.8%
ENT	72,375	13,299	85,674	27.1%	68,412	12,072	80,484	26.5%
Spine	11,643	8,744	20,387	6.5%	13,170	10,266	23,436	7.7%

Total Product Sales	$231,187	$84,576	$315,763	100.0%	$224,438	$79,014	$303,452	100.0%

% Net Product Sales	73.2%	26.8%	100.0%		74.0%	26.0%	100.0%

        Sports Medicine product sales increased 5.1 percent primarily as a result of International market sales growth of 10.3 percent and higher contract manufacturing volume. Of the 3.0 percent increase in Sports Medicine product sales in the Americas market, approximately half was from higher contract manufacturing volume pursuant to a supply and distribution agreement with Smith & Nephew, Inc., or S&N, where we contract the manufacture of RF-based disposable products and controller systems to S&N's product specifications. In the U.S., which is the largest component of our Americas market, Sports Medicine product sales were also influenced by slowed procedure volume growth in the first half of 2009 caused by weaker general economic conditions.

        ENT product sales increased by 6.4 percent as a result of higher Coblation sales both in the Americas and International markets. The increase in Coblation sales is attributed to greater market share in tonsillectomy and adenoidectomy procedures.

        Spine product sales decreased by 13.0 percent during the year ended December 31, 2009. In the Americas, PDD SpineWand sales were negatively affected by a Centers for Medicare & Medicaid Services, or CMS, negative reimbursement determination in September 2008 as well as management's decision in the fourth quarter of 2008 to cease our reimbursement assistance service activities which had previously been a significant distribution focus for Spine in the Americas. Demand for Parallax products in all markets was also negatively impacted by a study published in the New England Journal of Medicine in August 2009 that challenged whether patient outcomes were positively impacted by vertebroplasty procedures. International Spine sales were negatively affected by reduced private insurance reimbursement and weaker general economic conditions in Europe.

        Across all business units, the U.S. dollar reported value of International product sales increased 7.0 percent in 2009. The translation effect of changes in foreign currency rates reduced the 2009 U.S. dollar reported value of local currency product sales by $5.0 million. In 2009, product sales increased in existing direct International markets, we expanded our direct market presence in certain European countries including Switzerland and Scandinavian countries, and product sales increased to distributors in the Asia Pacific region.

Royalties, Fees and Other Revenues

        Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology, plus shipping and handling costs billed to customers. Royalties, fees, and other revenues increased to $15.8 million in 2009 from $14.3 million in 2008 and include lump-sum royalty settlements received in the fourth quarter of 2009 and the second quarter of 2008 of $2.5 million and $1.9 million, respectively. Adjusted for these lump-sum settlements, royalties, fees, and other revenues increased 7.8 percent primarily as a result of increased sales by third parties of products that use our radio frequency, or RF, technology pursuant to a license.

Cost of Product Sales

	Year Ended December 31,
	2009		2008
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$76,301	24.1%	$78,498	25.9%
Controller amortization	9,108	2.9%	8,856	2.9%
Other	7,786	2.5%	7,606	2.5%

Total Cost of Product Sales	$93,195	29.5%	$94,960	31.3%

        Product margin as a percentage of net product sales increased to 70.5 percent in 2009 from 68.7 percent in 2008. The increase in 2009 product margin is a result of higher excess and obsolescence reserves recorded in 2008 that reduced the carrying value of inventory in 2008, partially offset by higher royalties costs incurred in 2009 due to the arbitration matter involving Gyrus and Ethicon.

Operating Expenses

	Year Ended December 31,
	2009		2008
	Dollars	% Total Revenues	Dollars	% Total Revenues
Research and development	$36,045	10.9%	$33,041	10.4%
Sales and marketing	118,602	35.8%	128,872	40.5%
General and administrative	46,096	13.9%	50,439	15.9%
Amortization of intangible assets	6,317	1.9%	6,487	2.0%
Impairment of goodwill	—	0.0%	18,945	6.0%
Reimbursement services	353	0.1%	1,966	0.6%
Investigation and restatement-related costs	31,686	9.5%	17,021	5.4%

Total operating expenses	$239,099	72.1%	$256,771	80.8%

        Research and development expense increased $3.0 million to 10.9 percent of total revenues in 2009 from 10.4 percent in 2008. The increase in research and development expenses in 2009 compared to 2008 is primarily attributable to an increase in personnel cost as a result of incentive compensation in 2009 and increased headcount in quality control personnel.

        Sales and marketing expense decreased $10.3 million, to 35.8 percent of total revenues in 2009 compared to 40.5 percent of total revenues in 2008 primarily as a result of sales and marketing cost reduction efforts in the Americas. ENT sales and marketing expenses for the Americas were reduced by approximately 20 percent in 2009 as a result of terminating various marketing initiatives from 2008. Spine sales and marketing expenses were reduced by approximately one-third as we restructured the Spine distribution channel from a fixed cost direct sales force to an independent agent structure.

        General and administrative expense decreased $4.3 million in 2009 and was 13.9 percent of total revenues compared to 15.9 percent of total revenues in 2008. In 2008, we accrued $15.1 million for the arbitration panel's award decision announced in June 2009 in the arbitration matter involving Gyrus and Ethicon originally brought against us in May 2008. We also incurred legal costs in 2008 associated with our strategic options process that was terminated in July 2008 and support costs related to our March 2008 Nasdaq hearing. These additional costs in 2008 were partially offset by increased legal defense costs related to the arbitration matter involving Gyrus and Ethicon and the Delaware proceedings against Gyrus in the amount of $8.3 million and increased accounting and compliance personnel in response to internal control remediation needs in 2009.

        Reimbursement services expense declined in 2009 as we continued the orderly wind-down of our reimbursement assistance services subsidiaries during 2009.

        Investigation and restatement expenses are costs incurred in 2009 and 2008 as a result of the Review and associated restatement of previously reported financial statements contained in our 2008 Form 10-K. These expenses include legal fees, forensic accounting fees and incremental audit fees.

Interest and Other Income (Expense), Net

	Year Ended December 31,
	2009	2008
Interest income	$284	$683
Interest expense and bank fees	(3,725)	(3,793)
Foreign exchange gain (loss), net	1,233	(5,657)
Other expense, net	(4)	(119)

Interest and other expense, net	$(2,212)	$(8,886)

        The $6.7 million decrease in net interest and other expense in 2009 is primarily attributable to the US dollar weakening against the material foreign currencies in which we operate, partially offset by a decrease in interest earned on investments as a result of declining investment balances.

Income Tax Provision (Benefit)

        Our effective tax rate in 2009 and 2008 was negative 99.3 percent and 18.3 percent, respectively. In January 2009, the U.S. Treasury issued temporary cost-sharing regulations and as a result, we decided to adjust our intercompany payments for all open tax years. As a result of these adjustments to our intercompany payments, we utilized approximately $1.9 million of our reserves for uncertain tax positions and recorded additional income tax expense of approximately $3.6 million in 2009. Adjusted for the effect of this change in regulations, our effective tax rate for 2009 was 22.2 percent. The 2008 effective tax rate was impacted by non-deductible expense of $18.9 million for the impairment of goodwill.

Accrued Dividends and Accretion Charges on Series A 3% Preferred Stock

        We recognized a beneficial conversion feature of $27.0 million on the sale of the Series A Preferred Stock that was immediately charged against net loss applicable to common stockholders. We also accrued $1.0 million for additional dividend and accretion charges on the Series A Preferred Stock for the year ended December 31, 2009. For additional information relating to our Series A Preferred Stock, see Note 12, "Capital" in the notes to the consolidated financial statements.

2008 Comparison with 2007

Product Sales

        Product sales by business unit and geographic market for the years ended December 31, 2008 and 2007 are as follows (in thousands, except percentages):

	Year Ended December 31, 2008				Year Ended December 31, 2007
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
Sports Medicine	$142,856	$56,676	$199,532	65.8%	$129,761	$45,898	$175,659	65.4%
ENT	68,412	12,072	80,484	26.5%	61,839	9,101	70,940	26.4%
Spine	13,170	10,266	23,436	7.7%	11,973	9,923	21,896	8.2%

Total Product Sales	$224,438	$79,014	$303,452	100.0%	$203,573	$64,922	$268,495	100.0%

% Net Product Sales	74.0%	26.0%	100.0%		75.8%	24.2%	100.0%

        Our Sports Medicine product sales increased by 13.6 percent, our ENT product sales increased by 13.5 percent and our Spine product sales increased by 7.0 percent for the year ended December 31, 2008 compared to 2007.

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

        Subsequent to 2008, we ceased our reimbursement assistance service activities which had been a significant distribution focus in the Americas for our Spine products.

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

Royalties, Fees and Other Revenues

        Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology, plus shipping and handling costs billed to customers. Royalties, fees, and other revenues increased to $14.3 million in 2008 from $11.2 million in 2007, as a result of increased sales by third parties of products that use our radio frequency, or RF, technology pursuant to a license, and also include a $1.9 million royalty settlement we received in the second quarter of 2008.

Cost of Product Sales

	Year Ended December 31,
	2008		2007
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$78,498	25.9%	$71,547	26.6%
Controller amortization	8,856	2.9%	8,836	3.3%
Other	7,606	2.5%	5,998	2.2%

Total Cost of Product Sales	$94,960	31.3%	$86,381	32.1%

        Product margin as a percentage of net product sales increased to 68.7 percent in 2008 from 67.9 percent in 2007. The increase in 2008 product margin from 2007 resulted from favorable product mix and lower warranty expense.

Operating Expenses

	Year Ended December 31,
	2008		2007
	Dollars	% Total Revenues	Dollars	% Total Revenues
Research and development	$33,041	10.4%	$28,118	10.1%
Sales and marketing	128,872	40.5%	104,584	37.4%
General and administrative	50,439	15.9%	24,117	8.6%
Amortization of intangible assets	6,487	2.0%	7,120	2.5%
Impairment of goodwill	18,945	6.0%	—	0.0%
Reimbursement services	1,966	0.6%	34,083	12.2%
Investigation and restatement-related costs	17,021	5.4%	—	0.0%

Total operating expenses	$256,771	80.8%	$198,022	70.8%

        Research and development expense increased $4.9 million to 10.4 percent of total revenues from 10.1 percent of total revenues in 2007. The increase in research and development expenses in 2008 compared to 2007 is primarily attributable to clinical testing and new product development costs related to our Coblation-based products, Parallax and Opus product lines.

        Sales and marketing expense increased $24.3 million, to 40.5 percent of total revenues in 2008 compared to 37.4 percent of total revenues in 2007. The increase in 2008 related primarily to additional commissions and fees on increased product sales, and costs related to expanding our direct sales force and increasing marketing personnel.

        General and administrative expense increased $26.3 million to 15.9 percent of total revenues from 8.6 percent of total revenues in 2007. In 2008, we accrued $15.1 million for the arbitration panel's award decision announced in June 2009 in the arbitration matter involving Gyrus and Ethicon originally brought against us in May 2008. The remaining increase was primarily due to an increase in costs associated with our strategic options process during 2008, our direct legal fees related to the arbitration matter involving Gyrus and Ethicon, and legal support costs for our March 2008 Nasdaq hearing.

        Impairment of goodwill.    In December 2008 we experienced a significant change in our business climate, including the departure of three executive officers, a Department of Justice investigation, and a significant decrease in our market capitalization, which triggered an impairment analysis. As a result of our analysis of our goodwill balance, we determined the entire $18.9 million of goodwill allocated to our Spine reporting unit was impaired and was charged to operating expense. We analyzed multiple scenarios to determine which scenario provided the maximum fair value of the Spine reporting unit; however, none of the scenarios resulted in a fair value where the entire balance of goodwill was not fully impaired. The fair values of our Sports Medicine and ENT reporting units, with goodwill balances of $103.6 million and $14.5 million, respectively, were determined to be in excess of the carrying values of the reporting units and therefore no impairment charges were recognized related to these reporting units. The discounted cash flow analyses utilized discount rates of 17 percent, 20 percent and 21 percent for Sports Medicine, ENT and Spine, respectively. The discount rates consider Company-specific risk premiums for the Spine and ENT reporting units which we determined based on ENT's concentration in tonsil and adenoid removal procedures and Spine's risk of losing customers to competitors based on the results of the Review. The average growth rates utilized in our discounted cash flow models for the Sports Medicine and ENT reporting units were approximately 90 percent of the average growth rate for 2007 and 2008. We believe these growth rates are reasonable estimates of future performance as we refocus our business practices based on the results of the Review. We noted that a 40 percent reduction in the growth rates for the Sports Medicine and ENT reporting units would not result in a potential impairment charge. In order to reconcile the fair value of our reporting units in total to our market capitalization, we adjusted for a subjectively estimated control premium of 15 percent in addition to a 40 percent reduction in fair value due to our inability in December 2008 to provide investors with historical financial statements or forecast guidance in a timely manner.

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

Interest and Other Income (Expense), Net

	Year Ended December 31,
	2008	2007
Interest income	$683	$2,101
Interest expense and bank fees	(3,793)	(977)
Foreign exchange gain (loss), net	(5,657)	1,262
Other expense, net	(119)	(180)

Interest and other income (expense), net	$(8,886)	$2,206

        The $11.1 million increase in net interest and other expense in 2008 is primarily attributable to a full year of interest expense on outstanding borrowings against our credit facility and a decrease in market interest rates during 2008 on overnight deposits. The change in foreign exchange gain (loss) during the periods primarily relates to the remeasurement impact of changing exchange rates during the period on assets and liabilities of our foreign subsidiaries. At the end of 2008, the US dollar strengthened against the material foreign currencies in which we operate. Our foreign subsidiaries have local currency exposure to US dollar payables which resulted in a foreign exchange loss. In 2007, the US dollar weakened against the material foreign currencies in which we operate.

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

Liquidity and Capital Resources

        Historically, our liquidity needs have been to finance the costs of operations, to acquire complementary businesses or assets and to make repurchases of our common stock. Our operating cash flow has historically been affected by the overall profitability of the sales of our products, our ability to invoice and collect from customers in a timely manner, and our ability to efficiently implement our acquisition strategy and manage costs. We have historically relied on our cash flow from operations, cash on hand and borrowings under our Credit Agreement for liquidity. As a result of repaying and terminating our Credit Agreement on September 1, 2009, we do not have access to a credit facility as a possible source of liquidity.

        On January 13, 2006, we entered into a five-year revolving Credit Agreement (the "Credit Agreement") with a syndicate of bankers (collectively, the "Lenders"). Borrowings under the Credit Agreement bore interest at a rate equal to the lender's prime rate plus a percentage ranging from 0.75 percent to 2.0 percent or at LIBOR plus a percentage ranging from 2.0 percent to 3.25 percent. Borrowings were secured by essentially all assets of the U.S. companies. As of December 31, 2009, we had no outstanding balances and the Credit Agreement had been terminated. The weighted average interest rate applicable to the borrowings under the Credit Agreement was 6.4 percent for the year ended December 31, 2009.

        On January 14, 2009, we received a letter from the Nasdaq Listing Qualifications Panel (the "Panel") stating that the Panel had determined to delist and suspend trading of our common stock on Nasdaq effective at the open of trading on January 16, 2009. The Panel's delisting notice constituted an event of default under the Credit Agreement. On January 16, 2009 we received a waiver from the Lenders and the Administrative Agent relating to the event of default resulting from the delisting of our stock. Under the terms of the waiver, we repaid $10 million of the principal amount (plus accrued and unpaid interest) outstanding under the Credit Agreement. The other terms of the waiver were substantially identical to the Second Amendment and Consent of November 26, 2008.

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

  •
  failure to deliver certain documentation that was required to be delivered to the Agent in connection with the Lender's consent to the Company making a construction loan of up to $3 million to an unrelated third party commencing in the second quarter of 2008;

  •
  the breach of a representation in the Credit Agreement resulting from the occurrence of an Internal Control Event (which, as defined in the Credit Agreement, means a material weakness in, or fraud that involves management or other employees who have a significant role in our internal control over financial reporting, in each case as described in the securities laws) associated with deficiencies in our internal control over financial reporting; and

  •
  the breach of several covenants and representations contained in the Credit Agreement and the occurrence of a Material Adverse Effect (as defined in the Credit Agreement), which we believe were alleged to exist as the result of certain improper practices in the insurance billing and healthcare compliance practices.

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

        On August 14, 2009, we signed a Third Amendment to the Credit Agreement and Forbearance Agreement (the "Forbearance Agreement") with respect to the Credit Agreement. The Forbearance Agreement became effective upon meeting certain conditions, including (but not limited to): being current in payments on all interest on loans and letter of credit fees; a payment of $7.5 million of the outstanding principal indebtedness; a forbearance fee equal to 0.75 percent of the outstanding Commitments after taking account of the $7.5 million reduction to principal described above with the fee to be paid (i) 0.50 percent on the effective date of the Forbearance Agreement and (ii) 0.25 percent due on October 1, 2009, unless all indebtedness under the Credit Agreement shall have been fully repaid before October 1, 2009, in which case the 0.25 percent amount shall be waived; the delivery of a collateral questionnaire to the Administrative Agent and consenting Lenders; and the payment of all fees and expenses incurred by the Administrative Agent.

        On September 1, 2009, we sold 75,000 shares of Series A Preferred Stock to OEP AC Holdings LLC, an affiliate of OEP, for gross proceeds of $75.0 million. We used approximately $39 million of the proceeds to repay all outstanding indebtedness under the Credit Agreement and to cash collateralize a letter of credit. In connection with the repayment of all outstanding indebtedness under the Credit Agreement, all rights and obligations under the Credit Agreement were terminated and all security interests and other encumbrances were released, other than our obligations with respect to a letter of credit issued in favor of an affiliate of one of the Lenders in the amount of €750,000, which was cash collateralized in the approximate amount of $1.4 million. This letter of credit was terminated in November 2009.

        After the repayment of the Credit Agreement and the payment of fees and expenses related thereto and to the issuance of the Preferred Stock to OEP, we had approximately $35 million of net proceeds, which we intend to use together with cash from operations to fund our general business requirements.

        During the year ended December 31, 2009 and continuing through the date of this report, our liquidity and cash flow has been materially and adversely affected by the significant cash required to pay the costs associated with the Review and the resulting events of default that have followed which restrict our normal access to credit markets. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flow. See "Part I—Item 3—Legal Proceedings" and "Part I—Item 1A—Risk Factors." We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

Cash Flows and Working Capital for the Year Ended December 31, 2009 compared to the year ended December 31, 2008

        As of December 31, 2009, we had $106.3 million in working capital compared to $43.4 million at December 31, 2008. At December 31, 2008 we had $55 million of borrowings outstanding under our Credit Agreement that was classified as short-term debt and which reduced our working capital. The change in working capital is primarily a result of the sale of our Series A Preferred Stock for $75.0 million as discussed above which was used to repay the outstanding borrowings under our Credit Agreement. As of December 31, 2009, our principal sources of liquidity consisted of $57.4 million in cash and cash equivalents.

        Cash provided by operating activities in 2009 was $19.5 million, compared to $32.0 million in 2008, and differed from our net loss of $5.8 million as a result of non-cash expenses such as depreciation and amortization expense of $23.9 million and stock-based compensation of $6.6 million. Accrued liabilities were reduced by $18.4 million, primarily as a result of final settlement and payment of the Gryus arbitration matter.

        Cash used in investing activities was $12.4 million in 2009 consisting primarily of property and equipment additions offset by the removal of cash restrictions due to the termination of the Credit Agreement. Cash used in investing activities was $24.7 million in 2008 consisting primarily of property and equipment additions.

        Cash provided by financing activities was $15.9 million in 2009 as we sold our Series A Preferred Stock for an aggregate purchase price of $75.0 million less direct issuance cost of $5.6 million and we repaid our outstanding principal balance under our Credit Agreement of $55.0 million. Cash used in financing activities was $11.5 million in 2008 as we made common stock repurchases of $11.8 million.

Cash Flows and Working Capital for the Year Ended December 31, 2008 compared to the year ended December 31, 2007

        As of December 31, 2008, we had $43.4 million in working capital compared to $122.0 million at December 31, 2007. The change in working capital reflects our outstanding borrowings under our Credit Agreement being classified as a current liability as of December 31, 2008. As of December 31, 2008, our principal sources of liquidity consisted of $38.0 million in cash, cash equivalents, restricted cash equivalents and investments.

        Cash provided by operating activities in 2008 was $32.0 million, compared to $31.8 million in 2007. Cash provided by operations in 2008 differed from our net loss for 2008 of $35.0 million primarily due to $23.0 million of depreciation and amortization expense and $10.7 million of stock-based compensation, $18.9 million for the impairment of goodwill related to our Spine business unit, and a net decrease in working capital due to higher accrued liabilities. Cash provided by operating activities in 2007 differed from our 2007 net income of $0.5 million due primarily to $21.3 million of depreciation and amortization and $11.1 million of stock-based compensation.

        Cash used in investing activities was $24.7 million in 2008 consisting primarily of property and equipment additions. Cash used in investing activities was $28.6 million in 2007 consisting primarily of property and equipment additions and a $14.8 million payment to ATI shareholders in relation to our 2005 acquisition of ATI, partially offset by $3.7 million of net maturities of available-for-sale securities. In 2007, $6.8 million of our cash became restricted under our Credit Agreement.

        Cash used in financing activities was $11.5 million in 2008 compared to cash provided by financing activities of $19.5 million in 2007. In 2008, we repurchased $11.8 million of our common stock and reduced the principal outstanding under our Credit Agreement by $5.0 million. In 2007, we borrowed $60.0 million under our Credit Agreement to repurchase an approximate equivalent value of our common stock. We also received proceeds and benefits from the exercise of stock options by employees.

Series A Preferred Stock

        Certain terms and conditions of the rights, preferences and privileges of our Series A Preferred Stock issued in September 2009 include:

  •
  Dividends.  Cumulative dividends on the Series A Preferred Stock are payable-in-kind on a quarterly basis at the rate per annum of 3 percent of the liquidation preference of $1,000 per share (the "Liquidation Preference") until October 1, 2014 (the "Dividend Duration Period").

  •
  Subordination.  The Series A Preferred Stock is subordinate and ranks junior in right of payment to all of our indebtedness.

  •
  Conversion.  The holders may convert Series A Preferred Stock at any time, in whole or in part, into shares of our Common Stock, at a rate of 66.667 shares of Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary anti-dilution adjustments (the "Conversion Rate"), representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received by converting holders will be increased for a make-whole adjustment equal to (a) the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by (b) the Conversion Rate. We may, at any time after the first anniversary of the initial issuance of the Series A Preferred Stock, cause an automatic conversion of all outstanding shares of Series A Preferred Stock upon no less than 10 days prior notice if at the time of such notice and at the time of the related conversion (a) the closing sales price of the Common Stock equals or exceeds $35.00 per share (subject to adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for the prior 20 consecutive trading days and (b) we are current on our reporting requirements under the Securities Exchange Act of 1934, as amended, and we have an effective resale registration statement and related prospectus that permits the Common Stock issued upon such automatic conversion to be immediately resold thereunder and the current investigations of us by the U.S. Attorney's offices in Florida and North Carolina have been terminated, settled or finally adjudicated. No conversion of Series A Preferred Stock will be permitted to the extent that any holder of Series A Preferred Stock would individually hold in excess of 19.99 percent of our voting power after the proposed conversion, or to the extent that the holders of Series A Preferred Stock would hold in excess of 17.8 percent of our voting power in the aggregate, in each case solely attributable to their holdings of Series A Preferred Stock and any Common Stock received upon conversion thereof (such limitations collectively, the "Conversion Cap"). Shares of Series A Preferred Stock not convertible as a result of the Conversion Cap shall remain outstanding and shall become convertible to the extent the Conversion Cap no longer applies.

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

  •
  Voting Rights.  Holders of the Series A Preferred Stock will vote with the Common Stock on an as-converted basis, including any applicable Make-Whole Adjustment. However, no holder of the Series A Preferred Stock shall be permitted to vote more than an equivalent of 19.99 percent of the Company's outstanding voting securities solely attributable to its ownership of the Series A Preferred Stock and any Common Stock received upon conversion thereof. Holders of a majority of the Series A Preferred Stock then outstanding, voting as a separate class, must approve any amendment to the Company's articles of incorporation or bylaws that would adversely affect the rights of the holders of the Series A Preferred Stock.

  •
  Registration.  We must file a registration statement on Form S-1 prior to September 1, 2010, to register the resale of the Common Stock underlying the Series A Preferred Stock. If a registration statement is not filed or become effective by September 1, 2010, then the Company shall pay the holders of the Series A Preferred Stock an amount equal to 2.00 percent per annum of the liquidation preference of the Series A Preferred Stock until the registration default is cured.

        For additional information relating to our Series A Preferred Stock, see Note 12, "Capital" in the notes to the consolidated financial statements.

Contractual Obligations and Commercial Commitments

        The following table aggregates all material contractual obligations and commercial commitments that affected our financial condition and liquidity as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total(1)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$12,176	$2,595	$4,719	$3,326	$1,536
Educational grants(2)	150	50	100	—	—
Purchase commitments with suppliers(3)	4,476	2,846	1,630	—	—

Total	$16,802	$5,491	$6,449	$3,326	$1,536

(1)
The Company has entered into indemnification agreements with several former executives and employees. While the potential for future payments exists, the amounts are not estimable.

(2)
Represents contributions to foundations that promote and support education and research initiatives.

(3)
Represents agreements to purchase products that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased and the approximate timing of the payments.

Critical Accounting Policies and Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., or GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 3, "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

        For product sales made by our direct sales professionals or independent agents, our criteria for revenue recognition is complete when our product is delivered to end customers, such as surgical centers and hospitals. These sales occur either through a purchase order submitted by the customer or through trunk sales. For purchase orders, we ship product to and invoice the end customer directly. For trunk sales, product is hand-delivered at the end customer's premises from trunk stock maintained by the direct sales representative or independent agent and a bill-only order is received notifying us of the product's delivery at which time we invoice the end customer.

        Sales to distributors occur either as stocking and replenishment orders or as drop shipments to end customers. In the majority of cases involving sales to distributors, our requirements for revenue recognition are met when we deliver product to a particular distributor. In the case of certain distributors, we have agreed to pricing reductions based on the distributors' ultimate reselling price and in these cases we recognize revenue on a "sell-through" basis only after the distributor has sold our products to an end user. In order to determine the amount of sell-through revenue that should be recognized during a given reporting period, we rely on reports from the distributors that provide us with information about sales to end customers during the reporting period as well as the amount and types of our products in the distributor's inventory at the end of a reporting period. Our management is required to exercise a significant level of judgment to determine the accuracy and reliability of the reported information. We use a first-in-first-out accounting method to account for products sold by these distributors where we apply the sell-through method.

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

        Our revenue recognition is also impacted by management's estimate of our customers' ability to pay us pursuant to the terms of our customer agreements. If after we have recognized revenue, collectibility of an account receivable becomes doubtful, we will establish an allowance for doubtful accounts with respect to the previously recognized revenue that remains uncollected. Where our management forms a judgment that a particular customer has not established a sufficient credit history but decides to deliver products to the customer, we will defer recognizing revenues on product sales to that customer until collectibility is reasonably assured, which typically coincides with the collection of cash. Once the customer establishes a reliable payment history we generally return to normal revenue recognition based on our criteria. We regularly review the creditworthiness of our customers considering such factors as historical collection experience, a customer's current credit standing, the age of accounts receivable balances, and general economic conditions that may affect a customer's ability to pay (both individually and in the aggregate).

        Prior to ceasing activities in our DiscoCare and DRS subsidiaries in early 2009, products were billed to and cash collected from third-party payors for which we have determined that we are unable to conclude as to whether the exchange represented persuasive evidence of an arrangement providing for the sale of product or whether amounts billed, including those collected, would be subject to future disputes with the payor due to insurance reimbursement practices. Accordingly, product sales revenues have been reversed until the Company is able to conclude on the above, including revenue for product sales where the Company has collected cash. Cash received from third-party payors related to DiscoCare and DRS has been recorded on the consolidated balance sheet as an accrued liability pending the resolution of any possible dispute. With the cessation of the DiscoCare and DRS businesses, we are no longer engaged in product sales activities where we bill third-party payors.

        Although the terms of our agreements with many of our customers provide that risk of loss passes to the customer upon shipment, we have historically accepted the risk of loss until product delivery. Accordingly, we only recognize revenues on a product sale, if in management's judgment, it has been delivered during the relevant reporting period. The application of this policy requires our management to make estimates as to the timing of deliveries. We base these estimates on our historical experience with product shipments to particular markets that we serve. We regularly compare these estimates to actual results based on delivery confirmations to determine whether a change of estimate is required.

        We generally recognize license fees and other revenue over the term of the associated agreement. Royalties represent the largest component of non-product sales revenue and are recognized as earned, generally based on the licensees' revenue recognition practices and are classified as royalties, fees and other revenues in the accompanying statements of operations.

        When we make payments to our customers, we recognize those payments as a reduction of revenue unless we can determine that we received products or services that have a fair value equal to the amount of the payment to the customer. In order to determine the fair value of the products or services received and whether alternative sources of supply exist, management is required to use judgment and make estimates to determine the amount that should be classified as a reduction of revenue and the amount to be classified as an expense.

  Inventory Allowance

        We value our inventory based at cost. We adjust the value of our inventory to the extent our management determines that our cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, our management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in inventory values to reflect the lower of cost or market value. In the event of a sudden significant decrease in demand for our products, or a higher incidence of inventory obsolescence, we could be required to increase our inventory reserve, which would increase our cost of product sales and decrease our gross profit.

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

  Long-lived Assets

        Our goodwill balance is not amortized to expense; instead it is tested for impairment at least annually. We perform our annual goodwill impairment analysis at the end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimate the fair value of each reporting unit using a discounted cash flow model; (5) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compare the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit's goodwill and recognize an impairment charge if the implied fair value of the reporting unit's goodwill is less than the carrying value.

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

        On December 31, 2009, we performed our required annual goodwill impairment test. Our goodwill has been allocated to our Sports Medicine and ENT reporting units. The test requires us to compare the fair value of each business unit to its carrying value. If the fair value is less than the carrying value, we are required to compare the carrying value of the reporting unit's goodwill to its implied fair value. The fair values of our Sports Medicine and ENT reporting units, with goodwill balances of $105.4 million and $14.5 million, respectively, were determined to be in excess of the carrying values of the reporting units and therefore no impairment charges were recognized related to these reporting units. The discounted cash flow analyses utilized discount rates of 16 percent and 19 percent for Sports Medicine and ENT, respectively. The discount rates consider a Company-specific risk premium for the ENT reporting unit which we determined based on ENT's concentration in tonsil and adenoid removal procedures. The average growth rates utilized in our discounted cash flow models for the Sports Medicine and ENT reporting units were approximately 80 percent of the average growth rate between 2007 and 2009. We believe these growth rates are reasonable estimates of future performance. We noted that a 25 percent reduction in the growth rates for the Sports Medicine and ENT reporting units would not result in an impairment charge. The enterprise fair values implied by the discounted cash flow analysis were below market capitalization, which reflects the conservative nature of our forecasts. As the fair value of the reporting units was significantly above the carrying value using these conservative estimates, we concluded that the second step of the goodwill impairment test was not necessary.

        Intangible assets with finite lives and property, plant and equipment are amortized or depreciated over their estimated useful life on a straight line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.

        In addition to testing goodwill impairment, we tested our $3.6 million of intangible assets associated with our Spine business unit for impairment. We determined that the future net cash flows associated with each asset were in excess of the carrying value of each asset and therefore, no impairment charge was recorded.

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

  Series A 3.00% Convertible Preferred Stock

        Our Series A Preferred Stock is classified as mezzanine equity and is shown on our balance sheet net of issuance costs. The difference between the carrying value of the Series A Preferred Stock and its redemption value is accreted over 5 years using the effective interest method. As the Series A Preferred Stock is convertible at the option of the holder, we immediately amortized the entire amount of the beneficial conversion feature, as determined on the date of issuance, as a dividend. Additional dividends are accrued at the stated rate each period so that the mezzanine equity carrying value will equal its redemption value on the fifth anniversary of the issuance when any remaining unconverted Series A Preferred Stock could be redeemable at the option of the holder. Dividends declared on the Series A Preferred Stock shares, the accretion of issuance costs and amortization of the beneficial conversion feature reduce the amount of net earnings that are available to common stockholders and are presented together as a separate amount on the consolidated statements of operations.

Stock-Based Compensation

        We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock awards and employee stock purchases related to the Employee Stock Purchase Plan, or ESPP, based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management's estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in our stock-based compensation expense amounts in the future.

Recently Issued Accounting Pronouncements

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our net worth or our business operations.

        The Financial Accounting Standards Board, or FASB, guidance on fair value measurement and disclosures became effective January 1, 2008. However, in February 2008, the FASB delayed the effective date to January 1, 2009 for fair value measurement and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed annually at fair value in the financial statements. The adoption of these provisions related to nonfinancial assets and nonfinancial liabilities, on January 1, 2009, did not have a material impact on the consolidated financial statements.

        In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. The Company adopted this guidance on January 1, 2009, and there was no impact upon adoption.

        In November 2008, the FASB issued guidance on accounting for an asset acquired in a business combination or in an asset acquisition that an entity does not intend to actively use. The Company adopted this guidance on January 1, 2009, and there was no impact upon adoption.

        On January 1, 2009, the Company adopted the revised FASB guidance regarding business combinations. In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. There was no impact upon adoption and the effect of this guidance will depend on the nature and significance of business combinations occurring after the effective date.

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

        In April 2009, the FASB issued additional requirements to disclose the fair value of financial instruments which are not recorded at fair value in both interim and annual financial statements. The new requirements were effective in the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

        In May 2009, the FASB issued guidelines on subsequent event accounting, which were effective for the Company in the quarter ended June 30, 2009, and there was no impact on the consolidated financial statements.

        In July 2009, the FASB issued the FASB Accounting Standard Codification (the "Codification"). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for the Company in the quarter ended September 30, 2009, and there was no material impact on the consolidated financial statements.

        In August 2009, the FASB issued guidance of the measurement of fair value. The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the consolidated financial statements.

        In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect it to have a material impact on the consolidated financial statements.

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

        Our interest income is dependent on changes in the general level of U.S. interest rates. Our cash and cash equivalents consist of money market funds and various deposit accounts. Short-term investments consist primarily of corporate bonds with readily determinable fair market values based on quoted market prices from active markets and are generally immaterial to our working capital or financial position. For the years ended December 31, 2009, 2008 and 2007, we had no significant realized gains or losses. As of December 31, 2009, we had $0.1 million invested in available-for-sale marketable securities. An immediate 10 percent increase or decrease in interest rates would not have a material adverse impact on our future operating results or cash flows.

        The table below presents principal amounts and related weighted average interest rates as of December 31, 2009 for our cash, cash equivalents, restricted cash equivalents and investments (in thousands):

Cash, cash equivalents, restricted cash equivalents, and investments	$57,386
Average interest rate earned on cash, cash equivalents, restricted cash equivalents, and investments	0.55%
Loan receivable	$2,500
Average interest rate earned on loan receivable	7.00%

Foreign Currency Risk

        A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in the U.S. dollar reported value of our results of operations and financial condition. Our cash and cash equivalents are denominated primarily in U.S. dollars; however, we also generate cash and will maintain balances in euros, British pounds, Swedish krona, Australian dollars and Costa Rican colones. A 10.0 percent change in the December 31, 2009 exchange rates for these currencies would have an impact on pre-tax income of approximately $1.0 million. We have not used derivative financial instruments to hedge against foreign currency risk. Our objective is to minimize foreign currency exposure by maintaining only enough foreign currency for immediate working capital requirements and holding the majority of our cash and cash equivalents in U.S. dollar accounts.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ArthroCare Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArthroCare Corporation at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) an ineffective control environment, information and communication and monitoring of controls; (ii) ineffective controls related to the period-end financial reporting process; (iii) ineffective controls related to accounting for revenue; and (iv) ineffective controls related to accounting for business acquisitions, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2009 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Austin, TX
March 15, 2010

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$57,386	$33,506
Restricted cash equivalents and investments	—	4,474
Accounts receivable, net of allowances of $4,069 and $4,001 at 2009 and 2008, respectively	45,789	45,354
Inventories, net	48,628	56,437
Deferred tax assets	12,983	27,914
Prepaid expenses and other current assets	6,563	8,657

Total current assets	171,349	176,342
Property and equipment, net	47,386	48,933
Intangible assets, net	17,975	24,085
Goodwill	119,076	118,054
Deferred tax assets	30,526	16,651
Other assets	4,816	5,420

Total assets	$391,128	$389,485

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,299	$17,607
Accrued liabilities	46,077	60,200
Deferred tax liabilities	3	129
Deferred revenue	4,508	—
Current portion of notes payable	—	55,000
Income tax payable	195	—

Total current liabilities	65,082	132,936
Deferred tax liabilities	303	327
Deferred revenue	—	3,210
Other non-current liabilities	4,844	6,521

Total liabilities	70,229	142,994
Commitments and contingencies (Notes 9 and 10)
Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at 2009 and none at 2008	70,504	—
Stockholders' equity:
Preferred stock, par value $0.001; Authorized: 5,000 shares; Issued and outstanding: none	—	—
Common stock, par value, $0.001: Authorized: 75,000 shares; Issued and outstanding: 26,886 shares at 2009 and 26,755 at 2008	27	27
Treasury stock: 4,019 shares at 2009 and 4,101 at 2008	(108,724)	(110,945)
Additional paid-in capital	379,921	372,651
Accumulated other comprehensive income	1,645	126
Accumulated deficit	(22,474)	(15,368)

Total stockholders' equity	250,395	246,491

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$391,128	$389,485

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product sales	$315,763	$303,452	$268,495
Royalties, fees and other	15,845	14,285	11,221

Total revenues	331,608	317,737	279,716
Cost of product sales	93,195	94,960	86,381

Gross profit	238,413	222,777	193,335

Operating expenses:
Research and development	36,045	33,041	28,118
Sales and marketing	118,602	128,872	104,584
General and administrative	46,096	50,439	24,117
Amortization of intangible assets	6,317	6,487	7,120
Impairment of goodwill	—	18,945	—
Reimbursement services	353	1,966	34,083
Investigation and restatement-related costs	31,686	17,021	—

Total operating expenses	239,099	256,771	198,022

Loss from operations	(686)	(33,994)	(4,687)
Interest income	284	683	2,101
Interest expense and bank fees	(3,725)	(3,793)	(977)
Foreign exchange gain (loss), net	1,233	(5,657)	1,262
Other expense, net	(4)	(119)	(180)

Interest and other income (expense), net	(2,212)	(8,886)	2,206

Loss before income taxes	(2,898)	(42,880)	(2,481)
Income tax provision (benefit)	2,879	(7,855)	(2,972)

Net income (loss)	(5,777)	(35,025)	491

Accrued dividend, beneficial conversion feature and accretion charges on Series A 3% Convertible Preferred Stock	(28,045)	—	—

Net income (loss) applicable to common stockholders	$(33,822)	$(35,025)	$491

Weighted-average shares outstanding:
Basic	26,803	26,610	27,452
Diluted	26,803	26,610	28,870
Earnings (loss) per share applicable to common stockholders:
Basic	$(1.26)	$(1.32)	$0.02

Diluted	$(1.26)	$(1.32)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Comprehensive Income (Loss)
Balance, December 31, 2006	27,395	$27	$(42,158)	$326,623	$3,529	$21,902	$309,923
Issuance of common stock through:
Exercise of options and restricted stock	637	1	—	14,297	—	—	14,298
Employee stock purchase plan	7	—	—	306	—	—	306
Contribution to employee benefit plan	25	—	482	639	—	—	1,121
Stock compensation	—	—	—	10,065	—	—	10,065
Income tax benefit from exercise of stock options		—	—	6,135	—	—	6,135
Purchase of common stock	(1,256)	(1)	(59,645)	—	—	—	(59,646)
Reclassification at adoption of ASC 470-25-8	—	—	—	—	—	(2,081)	(2,081)
Currency translation adjustment	—	—	—	—	441	—	441	$441
Net income	—	—	—	—	—	491	491	491

Balance, December 31, 2007	26,808	27	(101,321)	358,065	3,970	20,312	281,053	$932
Issuance of common stock through:					—
Exercise of options and restricted stock	97	—	—	1,221	—	—	1,221
Employee stock purchase plan	15	—	—	391	—	—	391
Contribution to employee benefit plan	79	—	2,154	(639)	—	(655)	860
Stock compensation	—	—	—	9,797	—	—	9,797
Income tax benefit from exercise of stock options	—	—	—	3,816	—	—	3,816
Purchase of common stock	(244)	—	(11,778)	—	—	—	(11,778)
Currency translation adjustment	—	—	—	—	(3,844)	—	(3,844)	$(3,844)
Net loss	—	—	—	—	—	(35,025)	(35,025)	(35,025)

Balance, December 31, 2008	26,755	27	(110,945)	372,651	126	(15,368)	246,491	$(38,869)
Issuance of common stock through:
Exercise of options and restricted stock	50	—	—	359	—	—	359
Contribution to employee benefit plan	81	—	2,221	—	—	(1,329)	892
Stock compensation	—	—	—	6,557	—	—	6,557
Income tax benefit from exercise of stock options	—	—	—	1,412	—	—	1,412
Accrued dividends and accretion charges on Series A 3% Convertible Preferred Stock	—	—	—	(1,058)	—	—	(1,058)
Currency translation adjustment	—	—	—	—	1,519	—	1,519	$1,519
Net loss	—	—	—	—	—	(5,777)	(5,777)	(5,777)

Balance, December 31, 2009	26,886	$27	$(108,724)	$379,921	$1,645	$(22,474)	$250,395	$(4,258)

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(5,777)	$(35,025)	$491
Adjustments to reconcile net income (loss) to net cash provided by by operating activities:
Depreciation and amortization	23,904	22,994	21,329
Impairment of goodwill and intangible assets	—	18,945	—
Provision for doubtful accounts receivable and product returns	3,147	7,258	6,488
Provision for inventory and warranty reserves	2,778	7,987	4,813
Non-cash stock compensation expense	6,557	10,659	11,123
Deferred taxes	1,339	(10,516)	(11,152)
Income tax benefits relating to employee stock options	(1,099)	(3,746)	(4,492)
Other	(715)	(296)	296
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,830)	(8,474)	(8,686)
Inventories	6,936	(7,792)	(7,281)
Prepaid expenses and other current assets	3,136	(2,558)	589
Accounts payable	(3,375)	2,405	3,078
Accrued liabilities	(18,361)	28,795	14,797
Deferred revenue	1,298	1,445	439
Income taxes payable	1,530	(48)	(30)

Net cash provided by operating activities	19,468	32,033	31,802

Cash flows from investing activities:
Purchases of property and equipment	(16,140)	(20,890)	(22,635)
Earnout payment for purchase of ATI, net	—	(483)	(14,776)
Payments for business combinations, including earnouts, and purchases of intangible assets	(439)	(1,375)	(1,657)
Purchases of restricted securities	—	—	(1,302)
Disbursement of loan receivable	(180)	(2,320)	—
Net change in restricted cash equivalents and investments	4,362	396	8,081
Proceeds from maturities of available-for-sale securities	33	—	3,656

Net cash used in investing activities	(12,364)	(24,672)	(28,633)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance cost	69,446	—	—
Payments for purchases of treasury stock	—	(11,778)	(59,646)
Proceeds from draws on revolving credit agreement	—	—	60,000
Repayments on revolving credit agreement	(55,000)	(5,000)	—
Payment for deferred debt cost	—	(114)	—
Proceeds from issuance of common stock, net of issuance costs	—	391	306
Proceeds from exercise of options to purchase common stock, net of issuance costs	359	1,221	14,298
Income tax benefit relating to employee stock options	1,099	3,746	4,492

Net cash provided by (used in) financing activities	15,904	(11,534)	19,450

Effect of exchange rate changes on cash and cash equivalents	872	(570)	99

Net increase (decrease) in cash and cash equivalents	23,880	(4,743)	22,718
Cash and cash equivalents, beginning of the period	33,506	38,249	15,531

Cash and cash equivalents, end of the period	$57,386	$33,506	$38,249

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—FORMATION AND BUSINESS OF THE COMPANY

        ArthroCare Corporation ("ArthroCare" or the "Company") is a medical device company incorporated on April 29, 1993, that develops, manufactures and markets surgical products, many of which are based on the Company's minimally invasive patented Coblation® technology. The Company's products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. The Company's business is divided into three business units: Sports Medicine, ENT, and Spine. Each of the Sports Medicine, ENT and Spine business units market and sell their products in two principal geographic markets: Americas (North and South America) and International (all other geographies).

NOTE 2—REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

        During the fourth quarter of 2009, the Company identified an error related to returns of consigned Sports Medicine inventory that were originally processed and recorded in 2008 and an error related to the translation of foreign currencies into U.S. dollars for certain subsidiaries. Upon its review of these errors, management determined that product returns were incorrectly recorded as reductions to product sales in 2008 and foreign exchange losses were incorrectly recorded as currency translation adjustments and included in the consolidated balance sheet as a component of other comprehensive income in 2008. The impact of these errors was an understatement of revenue, understatement of foreign exchange losses and an understatement of net loss for the year ended December 31, 2008. The Company assessed the materiality of these errors for the year ended December 31, 2008 in accordance with Accounting Standards Codification, or ASC, 250, Accounting Changes and Error Corrections, which incorporates ASC 250-10-S99-1, Assessing Materiality, and concluded that the errors were not material to the year ended December 31, 2008. However, the Company concluded that the errors were material to the year ended December 31, 2009, principally because the errors would have overstated the growth rate of our Sports Medicine business unit for the three-month period ended December 31, 2009 when compared to the same period in 2008. Thus, in accordance with ASC 250, which incorporates ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the 2008 financial statements presented herein have been revised to correct for these immaterial errors. The corrections resulted in a $3.6 million increase in product sales, a $3.6 million increase in gross profit, a $3.9 million increase in foreign exchange loss and a $0.1 million increase to income tax benefit, resulting in a $0.3 million increase to net loss ($0.01 per share) in the consolidated statement of operations for the year ended December 31, 2008. Associated adjustments were also made to increase accounts receivable by $3.6 million and to decrease deferred income tax assets by $1.4 million, decrease additional paid-in capital $1.4 million, and increase accumulated other comprehensive income $3.9 million on the consolidated balance sheet for the year ended December 31, 2008. As a result of these corrections, cash provided by operating activities increased $0.9 million, cash used in financing activities increased $1.4 million, and the effect of exchange rates on cash and cash equivalents decreased $0.5 million on the consolidated statement of cash flows for the year ended December 31, 2008.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation.    The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company uses the calendar year as its fiscal year.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities in the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

        Restricted Cash Equivalents and Investments.    Restricted cash equivalents and investments represent certain of the Company's cash balances which were restricted subject to a control agreement with the Lenders as part of a Credit Agreement. Upon repayment of the balances due under the Credit Agreement on September 1, 2009, these restrictions were removed. Investments consist primarily of corporate bonds with readily determinable fair market values. The Company's investments are classified as "available-for-sale" and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method. For the years ended December 31, 2009, 2008 and 2007, the Company had no significant realized gains or losses.

        Inventories and Inventory Allowances.    The Company's inventories are stated at standard cost, which include material, labor and overhead costs and approximates actual cost determined on a first-in, first-out basis. The Company adjusts the value of its inventory to the extent management determines that the cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in the carrying value of inventory to reflect the lower of cost or market value. In the event of a sudden significant decrease in demand for the Company's products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserve, which would increase cost of product sales and decrease gross profit.

        Property and Equipment.    Property and equipment is stated at cost and is depreciated on a straight-line basis over the asset's estimated useful life. The Company places the majority of its manufactured controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized to cost of product sales over a four-year period. Leasehold improvements are amortized over the shorter of five years or the lease term. Furniture, fixtures, machinery and equipment are amortized over a five year period, while computer equipment and software are amortized over three to five years. Buildings are depreciated over a thirty year life. Maintenance and repair costs are charged to operations as incurred. Upon retirement or sale, the cost of disposed assets and their accumulated depreciation are removed from the balance sheet and any gain or loss is recognized in current operations. The Company tests its property, plant and equipment for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

        Revenue Recognition.    The Company's principal sources of revenue are from sales of its products through direct sales professionals, independent sales agents and independent distributors. These revenues are recognized when there is persuasive evidence of an arrangement providing for the sale of a product, delivery of the product has occurred, the sale price of the product is fixed or determinable and collectibility is reasonably assured. Revenues include shipping and handling costs billed to customers. Shipping and handling costs are presented as a part of cost of product sales, when related to revenue producing activities.

        For product sales made by direct sales professionals or independent agents, the Company's criteria for revenue recognition is generally complete when the product is delivered to end customers, such as surgical centers and hospitals. These sales occur either through a purchase order submitted by the customer or through trunk sales. For purchase orders, the Company ships product to and invoices the end customer directly. For trunk sales, product is hand-delivered at the end customer's premises from trunk stock maintained by the direct sales representative or independent agent and a bill-only order is received notifying the Company of the product's delivery at which time the end customer is invoiced.

        Sales to distributors occur either as stocking and replenishment orders or as drop shipments to end customers. In the majority of cases involving sales to distributors, the requirements for revenue recognition are met when the product is delivered to a particular distributor. In the case of certain distributors, the Company has agreed to pricing concessions based on the distributors' ultimate reselling price and in these cases revenue is recognized on a "sell-through" basis only after the distributor has sold the products to an end user. In order to determine the amount of sell-through revenue that should be recognized during a given reporting period, the Company relies on reports from the distributors that provide information about sales to end customers during the reporting period as well as the amount and types of products in the distributor's inventory at the end of a reporting period. The Company's management is required to make estimates and exercise a significant level of judgment to determine the accuracy and reliability of the reported information. A first-in-first-out accounting method is used to account for products sold by these distributors where the sell-through method has been applied.

        Customers generally have the right to return or exchange products purchased from the Company for up to 60 days from the date of product shipment. At each period end, the Company determines the extent to which its revenues need to be reduced to account for expected returns and exchanges and a reserve is recorded against revenue recognized. These estimates are based on historical experience with customers and on direct customer feedback. The Company has an agreement with one customer that provides for an extended right of exchange. Management determined that for this customer, it was not possible to reasonably estimate future return levels and as a result, revenue related to product sales to this customer is being deferred until the related right of exchange period has expired.

        Revenue recognition is also impacted by management's estimate of customers' ability to pay pursuant to the terms of customer agreements. If after the Company has recognized revenue, collectibility of an account receivable becomes doubtful, an allowance for doubtful accounts will be established with respect to the previously recognized revenue that remains uncollected. When management forms a judgment that a particular customer has not established a sufficient credit history but decides to deliver products to the customer, revenue recognition will be deferred. Once the

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

customer establishes a reliable payment history the Company generally returns to normal revenue recognition based on the Company's criteria. The creditworthiness of customers is periodically reviewed considering such factors as historical collection experience, a customer's current credit standing, the age of accounts receivable balances, and general economic conditions that may affect a customer's ability to pay.

        Prior to early 2009, certain products were billed to and cash collected from third-party payors that the Company may judge to be subject to possible disputes or re-pricing by the payors. Because of the Company's limited history with such disputes and re-pricings, management has concluded that the criteria for revenue recognition are not satisfied with respect to these product sales and revenue recognition has been deferred for these sales until the risk of disputes or claims is judged by management to be remote. Since early 2009 the Company is no longer engaged in product sales activities where it bills third-party payors.

        Although the terms of the agreements with many of the Company's customers provide that title and risk of loss passes to the customer upon shipment, the Company has historically accepted the risk of loss until product delivery. Accordingly, revenue is recognized on a product sale if in management's judgment it has been delivered during the relevant reporting period. The application of this policy requires management to make estimates as to the timing of deliveries. These estimates are based on historical experience with product shipments to particular markets that are served. These estimates are regularly compared to actual results based on delivery confirmations to determine whether a change of estimate is required.

        The Company generally recognizes license fees and other revenue over the term of the associated agreement. Royalties represent the largest component of non-product sales revenue and are recognized as earned, generally based on the licensees' revenue recognition practices and are classified as royalties, fees and other revenues in the accompanying consolidated statements of operations.

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

        Goodwill.    The Company's goodwill balance is not amortized to expense; instead it is tested for impairment at least annually. The Company performs its annual goodwill impairment analysis at the

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

end of the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, the Company performs an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, the Company: (1) verifies there are no changes to its reporting units with goodwill balances; (2) allocates goodwill to its various reporting units to which the acquired goodwill relates; (3) determines the carrying value, or book value, of its reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (4) estimates the fair value of each reporting unit using a discounted cash flow model; (5) reconciles the fair value of its reporting units in total to the Company's market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (6) compares the fair value of each reporting unit to its carrying value; and (7) if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit's goodwill and recognize an impairment charge if the implied fair value of the reporting unit's goodwill is less than the carrying value.

        The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of the Company's reporting units, identification and allocation of the assets and liabilities to each of its reporting units and determination of fair value. In estimating the fair value of a reporting unit for the purposes of the annual or periodic impairment analyses, the Company makes estimates and significant judgments about the future cash flows of that reporting unit. The cash flow forecasts are based on assumptions that represent the highest and best use for the Company's reporting units. Changes in judgment on these assumptions and estimates could result in further goodwill impairment charges. The Company believes that the assumptions and estimates utilized are appropriate based on the information available to management.

        Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

        Series A 3% Convertible Preferred Stock.    The Company's Series A Preferred Stock is classified as mezzanine equity and is shown net of issuance costs. The difference in carrying value and redemption value resulting from offering costs and return of capital to the investor is accreted over the redemption period using the effective interest method. As the preferred stock is convertible at the option of the holder, the Company elected to immediately amortize the entire amount of the beneficial conversion feature as a dividend on the date of issuance. As the Company currently has an accumulated deficit, the election to immediately amortize the beneficial conversion feature had no impact on the accompanying consolidated balance sheets. Additional dividends are accrued at the stated rate each period so that the mezzanine equity carrying value will equal its redemption value at the date the equity is redeemable and are recorded on the declaration date at fair market value. Dividends on the

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

preferred stock shares, including declared dividends, accrued cumulative dividends, deemed dividends on the accretion of issuance costs and amortization of the beneficial conversion feature, reduce the available net income to common stockholders and are presented as a separate amount on the accompanying consolidated statements of operations.

        Earnings Per Share.    On September 1, 2009, the Company sold 75,000 shares of Series A Preferred Stock. The Series A Preferred Stock has participation rights in dividends issued to common stockholders. As a result the Company calculates earnings per share ("EPS") using the two class method for periods ending after September 1, 2009. Under the two-class method, distributed and undistributed earnings are allocated to common stockholders based on their participation rights in those earnings.

        Treasury Stock.    Treasury stock is accounted for under the cost method and is included as a component of stockholders' equity. When treasury stock is sold, the treasury stock balance is relieved using the weighted average cost.

        Research and Development.    Research and development costs are charged to operations as incurred.

        Advertising Expense.    Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $1.5 million, $3.0 million and $3.2 million in 2009, 2008 and 2007, respectively.

        Reimbursement Services.    Reimbursement services represent the costs the Company incurred related to DiscoCare and DRS activities, which do not represent cost of product sales or sales and marketing expenses due to the reversal of revenue related to these activities.

        Stock-Based Compensation.    The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, restricted stock awards on estimated grant date fair values. The determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes option pricing model to estimate the value of employee stock options which requires a number of assumptions to determine the model inputs. These include the expected volatility of stock and employee exercise behavior which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management's estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in future stock-based compensation expense.

        The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

        Legal and Other Contingencies.    The outcomes of legal proceedings and claims brought against the Company and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determining the appropriate accounting for loss contingencies, the Company will consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as management's ability to reasonably estimate the amount of loss. Current information available to the Company is regularly evaluated to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

        Foreign Currency Translation.    Most of the Company's wholly-owned subsidiaries outside the U.S. have functional currencies other than the U.S. dollar. Accordingly, all balance sheet accounts of these subsidiaries are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of these subsidiaries' financial statements are recorded directly as a separate component of stockholders' equity and represent essentially all of the balance under the caption "accumulated other comprehensive income (loss)."

        For the Company's other non-U.S. subsidiaries that have a functional currency of the U.S. dollar, all foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are remeasured using historical rates of exchange. Income and expense elements are remeasured into U.S. dollars using average exchange rates in effect during the period. Remeasurement gains and losses are recorded each period in the statement of operations.

        Concentration of Risks and Uncertainties.    A majority of the Company's cash and cash equivalents are maintained at financial institutions in the U.S. Deposits at these institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on deposits of cash and cash equivalents.

        Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses when needed. No individual customer represented more than 10 percent of product sales for the years ended December 31, 2009, 2008 and 2007 or the accounts receivable balance as of December 31, 2009 and 2008.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income tax liabilities on the assumption that foreign undistributed earnings will be distributed to the U.S.

        Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within the Company's annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future which could result in additional tax liability, interest charges and possibly penalties. Interest and penalties are classified as a component of income tax expense. In June 2006, the Financial Accounting Standards Board, or FASB, issued guidance on accounting for uncertainties in income taxes. This guidance clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company adopted these provisions on January 1, 2007 and recognized a $2.1 million increase in tax liability, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

        Investigation and Restatement-Related Costs.    Investigation and restatement-related costs are expenses incurred as a result of the SEC and DOJ investigations described in Note 10 "Litigation and Contingencies" and costs associated with the Review and restatement of previously reported financial statements contained in the 2008 Form 10-K filed on November 18, 2009. These costs include legal expenses, forensic accountant fees and incremental external audit costs.

Recently Issued Accounting Pronouncements

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on the results of operations, the financial condition, or the net worth of the Company's business operations.

        The FASB guidance on fair value measurement and disclosures became effective January 1, 2008. However, in February 2008, the FASB delayed the effective date to January 1, 2009 for fair value measurement and disclosures of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed annually at fair value in the financial statements. The adoption of these provisions related to nonfinancial assets and nonfinancial liabilities, on January 1, 2009, did not have a material impact on the consolidated financial statements.

        In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. The Company adopted this guidance on January 1, 2009, and there was no impact upon adoption.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In April 2009, the FASB issued additional requirements to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective in the quarter ended June 30, 2009, and there was no material impact on the consolidated financial statements.

        In May 2009, the FASB issued guidelines on subsequent event accounting, which were effective for the Company in the quarter ended June 30, 2009, and there was no impact on the consolidated financial statements.

        In July 2009, the FASB issued the FASB Accounting Standard Codification (the "Codification"). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for the Company in the quarter ended September 30, 2009, and there was no material impact on the consolidated financial statements.

        In August 2009, the FASB issued guidance of the measurement of fair value. The Company adopted this guidance in the quarter ended September 30, 2009 and there was no material impact on the consolidated financial statements.

        In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect it to have a material impact on the consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—COMPUTATION OF EARNINGS (LOSS) PER SHARE

        The following is a reconciliation of the numerator, net income (loss) applicable to common stockholders, and the denominator, number of shares, used in the calculation of basic and diluted earnings (loss) per share (in thousands, except per-share data):

	Year Ended December 31,
	2009	2008	2007
Net income (loss) applicable to common stockholders	$(33,822)	$(35,025)	$491
Basic:
Weighted-average common shares outstanding	26,803	26,610	27,452

Basic earnings (loss) per share applicable to common stockholders	$(1.26)	$(1.32)	$0.02

Diluted:
Weighted-average shares outstanding used in basic calculation	26,803	26,610	27,452
Dilutive effect of options	—	—	1,282
Dilutive effect of unvested restricted stock	—	—	136

Weighted-average common stock and common stock equivalents	26,803	26,610	28,870

Diluted earnings (loss) per share applicable to common stockholders	$(1.26)	$(1.32)	$0.02

Shares excluded from calculation as their effect would be anti-dilutive:
Stock awards	3,221	3,137	585
Stock issuable upon conversion of the Series A Preferred Stock	5,806	—	—

NOTE 5—INVENTORY

        The following summarizes the Company's inventories (in thousands):

	December 31,
	2009	2008
Raw materials	$8,937	$12,243
Work-in-process	6,990	9,886
Finished goods	39,081	42,077

	55,008	64,206
Inventory valuation reserves	(6,380)	(7,769)

Inventories, net	$48,628	$56,437

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—PROPERTY AND EQUIPMENT

        The following summarizes the Company's property and equipment (in thousands):

	December 31,
	2009	2008
Controller placements	$40,117	$39,904
Computer equipment and software	28,652	27,353
Furniture, fixtures and leasehold improvements	11,656	11,549
Machinery and equipment	19,288	17,259
Building and improvements	6,668	6,339
Construction in process	1,639	955
Land	745	745

	108,765	104,104
Less: accumulated depreciation	(61,379)	(55,171)

Total property and equipment, net	$47,386	$48,933

        Depreciation expense related to the Company's property and equipment was $17.3 million, $16.5 million and $14.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2009	2008
Goodwill as of January 1, 2009 and 2008 net of accumulated impairment losses of $18,945 and $0, respectively	$118,054	$140,182
Acquisitions, earnouts, and purchase accounting adjustments	(328)	813
Translation adjustments	1,350	(3,996)
Asset impairment	—	(18,945)

Goodwill as of December 31, 2009 and 2008 net of accumulated impairment losses of $18,945 and $18,945, respectively	$119,076	$118,054

        Changes to goodwill in 2009 were related to purchase accounting adjustments and were immaterial both individually and in the aggregate, and foreign translation adjustments related to goodwill.

        In December 2008, the Company experienced a significant change in its business climate, including the resignation of three executive officers, a Department of Justice investigation, and a significant decrease in the Company's market capitalization, which triggered a goodwill impairment analysis. As a result of the analysis of the Company's goodwill balance, the entire $18.9 million of goodwill allocated to the Spine reporting unit was determined to be impaired and was charged to operations. The fair values of the Sports Medicine and ENT reporting units, with goodwill balances of $103.6 million and $14.5 million, respectively, were determined to be in excess of carrying values of the reporting units and therefore no impairment charges were recognized. The remainder of the changes in goodwill related to

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS (Continued)

other acquisitions and earnout payments from prior acquisitions, which were immaterial both individually and in the aggregate, and foreign currency translation adjustments.

Intangible assets with finite lives

        Intangible assets are originally recorded at historical cost, in the case of separately purchased intangible assets, or at estimated fair value, in the case of assets acquired in the purchase of a business, and all of the Company's intangible assets are subject to amortization ratably over their estimated useful lives. Intangible assets consist of the following (in thousands, except weighted-average useful life):

	December 31,
			Weighted- Average Useful Life
	2009	2008
Intellectual property rights	$26,901	$26,901	8.0 years
Patents	11,700	11,700	8.0 years
Trade name/trademarks	4,828	4,828	7.8 years
Distribution/customer relationships	6,459	6,049	6.3 years
Licensing, employment and non-competition agreements	1,118	1,084	4.9 years

	51,006	50,562
Less: accumulated amortization	(33,031)	(26,477)

Total intangible assets, net	$17,975	$24,085

        Total amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $6.6 million, $6.5 million and $7.1 million, respectively.

        Estimated future amortization expense is as follows (in thousands):

2010	$6,269
2011	6,244
2012	4,887
2013	573
2014	2

$17,975

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCRUED LIABILITIES

        The following summarizes the Company's accrued liabilities (in thousands):

	December 31,
	2009	2008
Insurance dispute reserve	$15,268	$16,195
Compensation	15,007	7,920
Royalties and discounts	2,943	1,575
Professional fees	2,748	1,874
Legal fees and arbitration accrual	2,862	24,250
Agent commissions	2,106	2,550
Other	5,143	5,836

	$46,077	$60,200

        The Company entered into settlement and release agreements in May 2009 and December 2009 regarding prior claims for reimbursement made to certain private insurers related to cases in which letters of protection were held by DiscoCare. The Company agreed to pay these insurers an aggregate of $3.5 million which reduced the Company's accrued insurance dispute reserve when paid in 2009. In addition, the Company entered into two more settlement and release agreements in February 2010 and March 2010 for similar matters where the Company agreed to pay these insurers an aggregate of $3.2 million which reduced the Company's accrued insurance dispute reserve when paid in 2010.

NOTE 9—COMMITMENTS

        The Company leases certain facilities and equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense was $6.1 million, $6.0 million and $5.8 million in 2009, 2008 and 2007, respectively.

        The Company provides contributions to foundations that promote and support education and research initiatives.

        In the ordinary course of business, the Company enters into agreements to purchase materials in the future that are enforceable, legally binding and specify terms with fixed or minimum quantities to be purchased and the approximate timing of payments.

        At December 31, 2009, total future minimum commitments were as follows (in thousands):

	Minimum Lease Payments	Educational Grants	Purchase Commitments	Total
2010	$2,595	$50	$2,846	$5,491
2011	2,492	50	1,330	3,872
2012	2,227	50	300	2,577
2013	2,157	—	—	2,157
2014	1,169	—	—	1,169
Thereafter	1,536	—	—	1,536

	$12,176	$150	$4,476	$16,802

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS (Continued)

Warranties

        Disposable medical devices are guaranteed for materials, function and workmanship for a single usage. The Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates.

NOTE 10—LITIGATION AND CONTINGENCIES

        In addition to the matters specifically described below, the Company is involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on the Company's business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

        The Company records reserves for claims and lawsuits when they are probable and reasonably estimable. Except as otherwise specifically noted, the Company currently cannot determine the ultimate resolution of the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, the Company has not recognized in the Company's consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against the Company, it could have a material adverse effect on the Company's earnings, liquidity and financial condition.

        We continue to gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of legal counsel.

SEC Investigation

        The Fort Worth Regional Office of the SEC's Division of Enforcement is conducting a formal investigation into accounting matters related to the restatement of financial results as announced by the Company on July 21, 2008 and completed on November 18, 2009. The Company is cooperating with the SEC investigation. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

DOJ Investigation

        The DOJ is investigating certain of the Company's activities including past sales, accounting, and billing procedures in relation to, primarily, the operation of the Company's Spine business unit. The DOJ is also reviewing the Company's relationship with its DiscoCare subsidiary. The Company is cooperating with this investigation. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

Private Securities Class Action and Shareholder Derivative Lawsuits

  Federal Court Actions

        On April 4, 2008, a putative securities class action was filed in Federal court in the Southern District of Florida against the Company and certain of its former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LITIGATION AND CONTINGENCIES (Continued)

allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding the Company's internal controls, business, and financial results. On October 28, 2008, the court granted the Company's motion to transfer this case to the U.S. District Court, Western District of Texas (McIlvaine v. ArthroCare, et al).

        On July 25, 2008, a putative securities class action was filed in Federal court in the Western District of Texas against the Company, and certain of its current and former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding the Company's internal controls, business, and financial results. (Strong v. ArthroCare, et al).

        On August 7, 2008, a derivative action was filed in Federal court in the Southern District of Florida against the Company and its then-current directors alleging breach of fiduciary duty based on the Company's alleged improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. On October 14, 2008, the court granted the Company's motion to transfer this case to the U.S. District Court, Western District of Texas (Weil v. Baker, et al).

        On March 4, 2009, a derivative action was filed in Federal court in the Western District of Texas against the Company's current directors, a former director, certain of its current and former executive officers and other employees and PricewaterhouseCoopers LLP alleging (i) disgorgement under Section 304 of the Sarbanes-Oxley Act; (ii) violations of Section 10(b) of the Exchange Act and Rule 10b-5; (iii) breach of fiduciary duty; (iv) abuse of control; (v) gross mismanagement of the Company; (vi) waste of corporate assets; (vii) insider trading; and (viii) unjust enrichment. (King v. Baker, et al).

        On April 29, 2009, a derivative action was filed in Federal court in the Western District of Texas against the Company's current directors and a former director alleging breach of fiduciary duty based on the Company's improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. (Barron v. Baker, et al).

        On October 28, 2008, and thereafter, the two putative securities class actions and the shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas. On December 10, 2008, Lead Plaintiffs and Lead Plaintiffs' counsel were appointed in the putative consolidated securities class action. The Lead Plaintiff filed an Amended Consolidated Class Action Complaint on December 18, 2009. ArthroCare filed a Motion to Dismiss the Amended Consolidated Class Action Complaint on February 16, 2010. The federal court stayed the derivative actions pending the resolution of all motions to dismiss the Amended Consolidated Class Action Complaint and any further amended consolidated class action complaints.

        At this stage of the above-described Federal Court actions, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LITIGATION AND CONTINGENCIES (Continued)

  State Court Actions

        On September 23, 2008, a derivative action was filed in Texas State District Court against the Company, and its then current directors and certain of its current and former officers. (Wieser v. Baker). In this action, one of the Company's shareholders alleged derivative claims on behalf of the Company that its directors and officers breached their fiduciary duties to shareholders by allowing improper financial reporting, failing to maintain adequate financial controls over revenue recognition, disseminating false financial statements, abuse of control, gross mismanagement, waste of corporate assets, and engaging in insider trading.

        On October 20, 2008, a derivative action was filed in Texas State District Court against the Company, its then directors and certain of its current and former executive officers. (Bocklet v. Baker). In this action, one of the Company's shareholders alleged derivative claims on behalf of the Company that its directors and officers breached their fiduciary duties to shareholders by failing to maintain adequate financial controls over revenue recognition, allowing improper financial reporting, disseminating false financial statements, and engaging in insider trading.

        On October 27, 2008, a derivative action was filed in Texas State District Court against the Company, its then directors and certain of its current and former executive officers. (Guthrie v. Baker). In this action, one of the Company's shareholders alleged derivative claims on behalf of the Company that its directors and officers breached their fiduciary duties to shareholders by failing to maintain adequate financial controls over revenue recognition, allowing improper financial reporting, disseminating false financial statements, and engaging in insider trading.

        On March 18, 2009, these three shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-08-3484 (consolidated), Travis County District Court. On the Company's motion, the state shareholder derivative actions were stayed pending resolution of all motions to dismiss the federal Amended Consolidated Class Action Complaint and class certification, if any, of a class in the federal Amended Consolidated Class Action Complaint.

        At this stage of the above-described State Court actions, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

Patent Matters

        On November 14, 2007, the Company brought a lawsuit against Gyrus Medical Inc., Gyrus ENT L.L.C. and Gyrus ACMI Inc., Case No. 1:07-CV-00729-SLR in the U.S. District Court for the District of Delaware, in which the Company sought monetary damages and equitable relief for claims of patent infringement relating to U.S. Patent No. 5,697,882 (the "'882 Patent"). In the lawsuit, the Company alleged that the use of Gyrus's "PlasmaCision" and "PlasmaKinetic" products and systems infringes the '882 Patent. Gyrus sought invalidation of the Company's '882 Patent based on alleged inequitable conduct and alleged prior art. On October 8, 2009, the parties reached a settlement of this matter. In accordance with the settlement, Gyrus made a lump-sum payment to the Company of $2.5 million and the Company granted Gyrus certain licenses subject to running royalties ranging from 4 percent to 6.5 percent and payable quarterly from October 2009 through January 2012, when the '882 patent expires. The parties also released each other from any claims of patent infringement and dismissed the litigation with prejudice.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LITIGATION AND CONTINGENCIES (Continued)

        On May 5, 2008, Gyrus Medical Ltd. and Gyrus Group PLC commenced an arbitration proceeding against the Company. In its arbitration notice, Gyrus alleged that, under the Settlement Agreement dated June 28, 1999 among the Company, Gyrus Medical Ltd., and Ethicon, Inc. and certain Ethicon affiliates (collectively, "Ethicon"), the Company had made "material changes" to certain of its arthroscopy products—the Super TurboVac 90, the UltraVac, the Super MultiVac 50, the TurboVac 90XL and the MultiVac XL—and that those products infringed two Gyrus patents. Shortly thereafter, on June 12, 2008, Ethicon and DePuy Mitek, Inc. joined the arbitration (Gyrus, Ethicon and DePuy Mitek collectively, the "Claimants"). The Company filed a counterclaim in the arbitration for breach of the Settlement Agreement, alleging that Ethicon had not paid certain royalties when due under the Settlement Agreement.

        On June 10, 2009, the arbitration panel issued its interim decision and award. The panel ruled in favor of the Claimants on all issues, including the patent infringement and breach of contract claims, and against the Company on its breach of contract counterclaim. The panel issued a final award on August 20, 2009 and awarded the Claimants (i) $11.8 million for royalties on the patents due from April 2001 through February 2009, including pre-judgment interest of 10 percent; (ii) a 6.5 percent royalty for all sales of the infringing products starting from March 1, 2009; and (iii) $4.6 million in attorneys' fees and costs, including the costs of the arbitration.

        On July 15, 2009, the Company filed a Petition in the U.S. District Court for the Northern District of California to vacate or modify the Arbitration Award and to stay enforcement of the arbitration award. The parties resolved this action and the arbitration proceeding, effective as of December 15, 2009 pursuant to a settlement agreement under which the Company paid a total of $15.5 million collectively to the Claimants in 2009. In connection with the settlement, the Claimants granted to the Company a non-transferable, non-assignable, non-exclusive license to the patents at issue and their foreign equivalents. The Company will pay royalties thereunder of no more than the sum of the Claimants' and their affiliates' royalty payments for that calendar year that are due to the Company under the terms of a pre-existing agreement between the Company, Ethicon Inc. (and two of its divisions), Gynecare, Inc., and Gyrus Medical, Ltd.

NOTE 11—DEBT

        On January 13, 2006, the Company entered into a 5-year revolving Credit Agreement (the "Credit Agreement") with a syndicate of bankers (collectively, the "Lenders"). Borrowings under the Credit Agreement bore interest at a rate equal to the lender's prime rate (3.25 percent at December 31, 2008) plus a percentage ranging from 0.75 percent to 2.0 percent or, at the Company's option, at LIBOR plus a percentage ranging from 2.0 percent to 3.25 percent, based on its operating leverage ratio. Borrowings were secured by essentially all assets of the U.S. companies. On September 1, 2009 the Company repaid all outstanding balances and the Credit Agreement was subsequently terminated. The weighted average interest rate applicable to the borrowings under the Credit Agreement was 6.4 percent for the year ended December 31, 2009.

        On January 14, 2009, the Company received a letter from the Nasdaq Listing Qualifications Panel (the "Panel") stating that the Panel has determined to delist and suspend trading of its common stock on Nasdaq effective at the open of trading on January 16, 2009. The Panel's delisting notice constituted an event of default under the Credit Agreement. On January 16, 2009 the Company received a waiver from the Lenders and the Administrative Agent relating to the event of default resulting from the

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—DEBT (Continued)

delisting of the Company's stock. Under the terms of the waiver, the Company paid $10 million of the principal amount (plus accrued and unpaid interest) outstanding under the Credit Agreement. The other terms of the waiver were substantially identical to the Second Amendment and Consent of November 26, 2008.

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

  •
  the Company's failure to deliver certain documentation that was required to be delivered to the Agent in connection with the Lender's consent to the Company making a construction loan of up to $3 million to an unrelated third party commencing in the second quarter of 2008;

  •
  the breach of a representation in the Credit Agreement resulting from the occurrence of an Internal Control Event (which, as defined in the Credit Agreement, means a material weaknesses in, or fraud that involves management or other employees who have a significant role in, the Company's internal control over financial reporting, in each case as described in the securities laws) associated with deficiencies in the Company's internal control over financial reporting; and

  •
  the breach of several covenants and representations contained in the Credit Agreement and the occurrence of a Material Adverse Effect (as defined in the Credit Agreement), which the Company believes were alleged to exist as the result of certain improper practices in the insurance billing and healthcare compliance practices.

        The letter also notified the Company that the Lenders were not required to honor and did not intend to honor further extensions of credit under the Credit Agreement. Additionally, the Administrative Agent and Lenders stated that while they were not presently exercising any of their rights, powers, or remedies available to them with respect to the alleged Events of Default (which included the right to accelerate the maturity of the remaining $45 million of indebtedness outstanding under the Credit Agreement), all such rights, powers and remedies were expressly reserved. As a result of the February letter, the Company wrote-off the remaining unamortized debt issuance costs of $0.3 million in the first quarter of 2009. On March 20, 2009, the Company received a letter from the Administrative Agent notifying the Company that it would be required to pay interest on the principal amount of all outstanding obligations at the Default Rate, as defined in the Credit Agreement.

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

        On August 14, 2009, the Company signed a Third Amendment to the Credit Agreement and Forbearance Agreement (the "Forbearance Agreement") with respect to the Credit Agreement. The Forbearance Agreement became effective upon the Company meeting certain conditions, including (but

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—DEBT (Continued)

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

        On September 1, 2009, the Company repaid all outstanding indebtedness under the Credit Agreement, all rights and obligations under the Credit Agreement were terminated and all security interests and other encumbrances were released, other than the Company's obligations with respect to a letter of credit issued in favor of an affiliate of one of the Lenders in the amount of €750 thousand, which was cash collateralized in the amount of $1.4 million. This letter of credit was terminated in November 2009.

NOTE 12—CAPITAL

Series A 3.00% Convertible Preferred Stock

        On September 1, 2009, the Company issued and sold 75,000 shares of the Company's Series A 3 Percent Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $75.0 million (the "Equity Financing") pursuant to the Securities Purchase Agreement dated August 14, 2009, by and between the Company and OEP AC Holdings, LLC ("OEP").

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

        Cumulative dividends on the Series A Preferred Stock are payable-in-kind on a quarterly basis at the rate per annum of 3 percent of the liquidation preference of $1,000 per share (the "Liquidation Preference") until October 1, 2014, (the "Dividend Duration Period"). As of December 31, 2009, a $0.8 million dividend was accrued.

        The holders of the Series A Preferred Stock may convert their shares at any time, in whole or in part, at a rate of 66.667 shares of the Company's Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary anti-dilution adjustments (the "Conversion Rate"), representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received shall be increased for a make-whole adjustment equal to the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by the Conversion Rate (the "Make-Whole Adjustment").

        The Company may, at any time after September 1, 2010, cause an automatic conversion of all outstanding shares of Series A Preferred Stock upon no less than 10 days prior notice if the closing

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CAPITAL (Continued)

sales price of the Common Stock equals or exceeds $35.00 per share (subject to adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for the prior 20 consecutive trading days, the Company is current on its reporting requirements with the SEC, the Company has an effective resale registration statement and related prospectus that permits the Common Stock issued upon such automatic conversion to be immediately resold thereunder, and the current DOJ investigations of the Company by the U.S. Attorney's offices in Florida and North Carolina have been terminated, settled or finally adjudicated.

        No conversion of Series A Preferred Stock will be permitted to the extent that any holder of Series A Preferred Stock would individually hold in excess of 19.99 percent of the Company's voting power after the proposed conversion, or to the extent that the holders of Series A Preferred Stock would hold in excess of 17.8 percent of the Company's voting power in the aggregate, in each case solely attributable to their holdings of Series A Preferred Stock and any Common Stock received upon conversion thereof (such limitations collectively, the "Conversion Cap"). Shares of Series A Preferred Stock not convertible as a result of the Conversion Cap shall remain outstanding and shall become convertible to the extent the Conversion Cap no longer applies.

        At any time after September 1, 2014, or in connection with a change in control of the Company, holders of the Series A Preferred Stock may require the Company to redeem any or all outstanding shares of Series A Preferred Stock at the Liquidation Preference amount plus any applicable Make-Whole Adjustment. The Series A Preferred Stock has a maximum redemption value of $87.1 million.

        The Series A Preferred Stock will rank subordinate and junior in right of payments to all indebtedness of the Company. Holders of the Series A Preferred Stock will vote with the Common Stock on an as-converted basis, including any applicable Make-Whole Adjustment. However, no holder of the Series A Preferred Stock shall be permitted to vote more than an equivalent of 19.99 percent of the Company's outstanding voting securities solely attributable to its ownership of the Series A Preferred Stock and any Common Stock received upon conversion thereof. Holders of a majority of the Series A Preferred Stock then outstanding, voting as a separate class, must approve any amendment to the Company's articles of incorporation or bylaws that would adversely affect the rights of the holders of the Series A Preferred Stock.

        The Series A Preferred Stock can be converted into a maximum of 5,805,921 shares of the Company's common stock (the "Conversion Shares") representing a conversion price after the Make-Whole Adjustment of $12.92 (the "Conversion Price"). The closing value of the Company's common stock on the date of issuance was $17.45 (the "Closing Price") resulting in an intrinsic value of $4.65 per Conversion Share calculated as the Closing Price of $17.45 less the Conversion Price of $12.92 less approximately $0.7 million in proceeds which were used to pay expenses of the investor. This resulted in a beneficial conversion feature of $27.0 million on the sale of the Series A Preferred Stock based on the intrinsic value of each Conversion Share multiplied by the number of Conversion Shares. The beneficial conversion feature was immediately charged against net loss applicable to common stockholders as the Series A Preferred stock can be converted into common stock at the option of the holder.

        Gross proceeds from the sale of the Series A Preferred Stock were reduced by direct issuance cost of $5.6 million, including the amount used to pay the expenses of the investor, and will be accreted

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CAPITAL (Continued)

over a five year period using the effective interest rate method. Total accretion charges for the period ending December 31, 2009 were $0.3 million and were recorded as a dividend.

        The Company must file a registration statement on Form S-1 prior to September 1, 2010, to register the resale of the Common Stock underlying the Series A Preferred Stock. If a registration statement is not filed or become effective by September 1, 2010, then the Company shall pay the holders of the Series A Preferred Stock an amount equal to 2.00 percent per annum of the liquidation preference of the Series A Preferred Stock until the registration default is cured.

        Holders of the Series A Preferred Stock will not be permitted to transfer or dispose of its interest in the Series A Preferred Stock other than to certain of its affiliates and will not convert any Series A Preferred Stock into shares of the Company's Common Stock for one year from the date of issuance, absent certain reorganization events occurring prior to that date.

Treasury Stock

        In December 2007, the Board of Directors authorized the purchase of up to $75.0 million in shares of the Company's common stock. In December 2007, the Company purchased 1,255,982 treasury shares at a cost of $59.6 million and in January 2008, the Company purchased an additional 243,918 treasury shares at a cost of $11.8 million. The Company repurchased shares based on an evaluation at that time of the Company's long-term cash forecast and balance sheet capacity, including anticipated capital requirements.

        In February 2008, the Board of Directors authorized the purchase of an additional $75.0 million in shares of the Company's stock. The Company did not purchase any additional shares. In September 2009, the Board of Directors cancelled the additional repurchase authorization.

        In 2009, 2008 and 2007, the Company issued from treasury stock 81,524 shares valued at $0.9 million, 78,669 shares at a value of $0.9 million, and 12,102 shares at a value of $1.1 million, respectively, in order to fulfill the Company's obligations to match employees' 401(k) contributions with shares of Company stock.

Employee Stock Purchase Plan

        In December 1995, the Employee Stock Purchase Plan, or ESPP, was approved and the Company reserved 300,000 shares of common stock for issuance thereunder. In May 2004, the Company's stockholders approved an amendment to the ESPP to increase the number of shares available for issuance by 150,000 shares, to a total of 450,000 shares. Under the plan, regular full-time employees (subject to certain exceptions) may contribute up to 10 percent of base compensation to the semi-annual purchase of shares of the Company's common stock. In February 2006, the Company amended the ESPP to increase the purchase price from 85 percent to 95 percent of the fair market value at certain plan-defined dates. As of December 31, 2009, 57,288 shares remained available for future purchase under the ESPP.

Stock Option Plans

        In August 1999, the Company adopted the Non-statutory Option Plan ("1999 Plan"). In June 2001, it authorized an amendment to the plan, effective April 26, 2001, increasing the aggregate number of shares authorized under the 1999 Plan to 3,550,000. There were 36,678 awards available for grant at

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CAPITAL (Continued)

the end of December 31, 2008 that were canceled when the 1999 Plan expired in 2009. Awards that were granted prior to the expiration of the1999 Plan will continue to operate in accordance with the terms of the 1999 Plan.

        In May 2003, the Company adopted the 2003 Incentive Stock Plan ("2003 Plan") under which the Board of Directors is authorized to grant incentive and non-statutory stock option awards and restricted stock awards to employees and consultants. The 2003 Plan has been amended with approval of the Company's stockholders to increase the number of shares available for issuance to a total of 3,700,000 shares. As of December 31, 2009, the Company had 1,111,229 shares available for future grant under the 2003 Plan.

        Options granted under the 1999 Plan and the 2003 Plan generally become exercisable over a 48-month period and restricted stock awards generally become exercisable over a 60-month period. All options and awards granted under each of the Company's plans have a legal life of seven years, effective February 2005. Prior to that, options granted had a legal life of 10 years from the grant date. The Company has historically issued new shares upon exercises of stock options and vesting of restricted stocks.

        The 1999 Plan and the 2003 Plan authorize the Company to issue Stock Appreciation Rights ("SARs") to directors, employees and consultants of the Company. SARs granted under the plans have an expiration term of seven years and generally become exercisable over a 48-month period.

        Activity for all stock based compensation plans for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Stock Options Outstanding		Restricted Common Stock Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2006	3,176,261	$24.94	288,724	$30.02
Granted	647,264	$37.92	142,614	$46.17
Exercised/vested	(747,827)	$20.48	(63,919)	$34.65
Canceled/forfeited	(80,453)	$28.74	(8,549)	$38.71

Balance as of December 31, 2007	2,995,245	$28.78	358,870	$35.41
Granted	81,686	$42.85	128,507	$43.21
Exercised/vested	(74,590)	$21.89	(133,979)	$20.71
Canceled/forfeited	(164,656)	$36.76	(54,006)	$42.28

Balance as of December 31, 2008	2,837,685	$28.90	299,392	$44.10
Granted	1,153,462	$23.50	177,619	$23.50
Exercised/vested	(22,234)	$20.38	(52,677)	$39.88
Canceled/forfeited	(1,110,135)	$28.04	(62,301)	$44.43

Balance as of December 31, 2009	2,858,778	$27.12	362,033	$34.55

        Net cash proceeds from the exercise of stock option awards were $0.4 million, $1.2 million, and $14.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CAPITAL (Continued)

        As of December 31, 2009, there was $13.3 million of unrecognized compensation expense related to unvested stock option awards granted under the Company's stock plans. That unrecognized cost is expected to be recognized over a weighted-average period of 3.3 years. As of December 31, 2009, 2,736,287 awards were vested or expected to vest with a weighted average exercise price of $27.26. At December 31, 2009, the aggregate intrinsic value associated with these options was $4.4 million.

        During the year ended December 31, 2009, the Company issued 177,619 shares of restricted common stock, which were valued at $3.5 million when reduced by estimated forfeitures. These awards vest over a period of five years. At December 31, 2009, there was total unrecognized compensation expense of $9.6 million, net of estimated forfeitures, related to unvested restricted stock awards and units. That unrecognized cost is expected to be recognized over a weighted-average period of 3.3 years. The intrinsic value associated with the unvested restricted stock awards was $8.6 million.

        Stock option awards outstanding and currently exercisable by exercise price for all plans at December 31, 2009 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$9.80 - $13.80	287,341	2.90	$12.61	287,341	$12.61
$14.10 - $22.60	287,835	2.56	$20.22	287,835	$20.22
$22.77 - $23.00	28,816	1.50	$22.94	28,816	$22.94
$23.50 - $23.50	1,153,460	6.96	$23.50	89,172	$23.50
$24.38 - $31.00	297,423	3.49	$27.03	297,423	$27.03
$31.50 - $36.08	305,654	3.31	$34.93	245,668	$34.64
$37.24 - $44.04	310,773	4.10	$41.19	221,850	$41.16
$44.50 - $50.62	182,786	3.44	$46.85	149,535	$46.81
$52.80 - $52.80	3,690	4.58	$52.80	2,074	$52.80
$54.15 - $54.15	1,000	4.73	$54.15	562	$54.15

Total	2,858,778	4.76	$27.12	1,610,276	$27.96

Valuation and Expense Information

        The following table summarizes the reporting of total stock-based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of product sales	$1,079	$1,309	$1,112
Research and development	671	1,208	1,394
Sales and marketing	2,402	3,170	3,127
General and administrative	2,404	4,191	4,337

Stock based compensation expense before income taxes	6,556	9,878	9,970
Income tax benefit	2,227	3,431	3,454

Total stock-based compensation expense, net of income taxes	$4,329	$6,447	$6,516

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—CAPITAL (Continued)

        The weighted-average fair value of each option granted to employees during the years ended December 31, 2009, 2008 and 2007 were estimated at $10.73, $20.63 and $12.21, respectively. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected terms (in years)	4.2	3.8	3.8
Expected volatility	56%	66%	33%
Risk-free interest rate	1.9%	2.6%	4.7%
Expected dividends	—	—	—

        Stock-based compensation expense recognized has been reduced for estimated forfeitures at a rate of 6.6 percent based on the Company's historical experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NOTE 13—LOAN RECEIVABLE

        Over the course of 2009 and 2008, the Company loaned $2.5 million to a sterilization subcontractor with proceeds used to construct the subcontractor's Costa Rican sterilization facility. The loan, which is recorded in other assets in the accompanying consolidated balance sheet, bears interest at a fixed rate of 7.0 percent and calls for repayment during the period of 2010 through 2015. The loan is secured by all of the subcontractor's assets in Costa Rica.

NOTE 14—INCOME TAXES

        The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$(3,532)	$(41,713)	$(2,753)
Foreign	634	(1,167)	272

Total	$(2,898)	$(42,880)	$(2,481)

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INCOME TAXES (Continued)

        The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$607	$874	$6,796
State	185	928	777
Foreign	748	859	607

Total current	1,540	2,661	8,180
Deferred:
Federal	2,033	(8,133)	(9,333)
State	(485)	(2,196)	(2,078)
Foreign	(209)	(187)	259

Total deferred	1,339	(10,516)	(11,152)

Total income tax provision (benefit)	$2,879	$(7,855)	$(2,972)

        The income tax provision (benefit) differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Statutory rate tax provision	$(1,014)	$(15,008)	$(868)
State income taxes	(92)	(610)	(305)
Differences in foreign tax rates	686	1,152	(1,232)
Research and development credits	(963)	(1,327)	(1,285)
Stock-based compensation	326	414	435
Nondeductible expenses	386	464	250
Goodwill impairment	—	6,631	—
Adjustment to prior year intercompany royalties	3,525	—	—
Other	25	429	33

Total income tax provision (benefit)	$2,879	$(7,855)	$(2,972)

        The Company's tax expense for the 2009 period was significantly reduced due to a tax holiday for its Costa Rica manufacturing operations. Under its holiday, the Company will not be subject to Costa Rican income tax until January 2016. At that time, the Company will become subject to normal Costa Rican corporate taxes which are currently 30 percent.

        Had the Company not benefited from its Costa Rican tax holiday, it would have incurred an additional $2.7 million of income tax expense and loss per share would have increased by $0.10 for 2009. For 2008, the income related to Costa Rica would have generated an additional $2.4 million of income tax expense and loss per share would have increased by $0.09. For 2007, the income related to

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INCOME TAXES (Continued)

Costa Rica would have increased the Company's income tax expense by $3.1 million and decreased earnings per share by $0.11.

	December 31,
	2009	2008
Federal loss carryover	$19,789	$28,100
Portion related to unrecognized stock-based compensation	401	7,314
State loss carryover	7,425	10,900
Portion related to unrecognized stock-based compensation	401	7,314
Federal research and development credit carryover	8,973	8,390
State research and development credit carryover	10,405	9,306

        The Company's federal net operating loss carryforwards will expire during the period 2020 through 2029 if not utilized. The Company's state net operating loss carryforwards will expire during the period 2024 through 2029 if not utilized. The Company's federal research and development credit carryforwards will expire during the period 2010 through 2029. The state research and development credits are not subject to expiration.

        At December 31, 2009, the Company had approximately $0.4 million of excess stock-based compensation tax deductions that have not been used to reduce income taxes payable. The benefit to be recognized as a component of stockholders' equity when these deductions are used to reduce income taxes payable is approximately $0.2 million.

        Under U.S. tax law, certain changes in the Company's ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits that could be utilized to offset future tax liabilities. At December 31, 2009, approximately $10.7 million of the Company's federal net operating loss carryforwards of $19.8 million are subject to an annual utilization limit of approximately $1.7 million pursuant to Internal Revenue Code Section 382.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INCOME TAXES (Continued)

        The Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryovers	$7,555	$7,359
R&D and other tax credits	12,610	11,498
Allowances and reserves	7,183	11,055
Deferred revenue	17,116	18,912
Alternative Minimum Tax credit	371	271
Stock-based compensation	7,303	5,076
Other	10	526

Gross deferred tax assets	52,148	54,697
Valuation allowance	(292)	(143)

Subtotal	51,856	54,554

Deferred tax liabilities:
Cost recovery	(3,692)	(3,649)
Non-goodwill intangibles	(4,948)	(6,686)
Other	(13)	(110)

Gross deferred tax liabilities	(8,653)	(10,445)

Net deferred tax assets	$43,203	$44,109

        For 2009, the Company recorded a valuation allowance of approximately $0.1 million related to certain federal and state credits, which reduced the income tax benefit in the period.

        Income tax benefits resulting from employee stock compensation of $1.4 million, $3.8 million, and $6.1 million, were credited to additional paid-in capital for the years ended December 31, 2009, 2008 and 2007, respectively.

        Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were approximately $16.0 million as of December 31, 2009. The tax impact resulting from a distribution of these earnings would be approximately $6.1 million based on the normal U.S. statutory rate of 38 percent.

        As a result of the implementation of FASB ASC 740-10 on January 1, 2007, the Company recognized a $2.1 million increase in liability for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2009, the Company had accrued approximately $7.1 million related to uncertain tax positions, of which $6.2 million (net of federal benefit), if recognized, would result in a reduction of the effective tax rate. The Company classifies interest and penalties as a component of income tax expense. No interest or penalty provisions have been recorded as of December 31, 2009 as the Company has net operating losses.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INCOME TAXES (Continued)

        The Company's change in uncertain tax benefit reserves during 2009 and 2008 were as follows (in thousands):

	2009	2008	2007
Balance at January 1	$8,490	$8,451	$7,924
Additions for tax positions of current period	652	632	527
Decreases for tax positions taken in prior years	(2,064)	(593)	—

Balance at December 31	$7,078	$8,490	$8,451

        In February 2008, the Company submitted an application with the Internal Revenue Service (the "IRS") for an Advanced Pricing Agreement, ("APA"), relating to the transfer pricing policies between the Company and its foreign subsidiaries. The Company has subsequently withdrawn from the process.

        The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2009 and by the Texas State Comptroller for the years 2005 through 2009. As the Company has operations in most other US states, other state tax authorities may review prior year activities and the years open to assessment vary with each state. The Company also files income tax returns in foreign jurisdictions, the most significant of which are the UK, Sweden, and Germany. The years open to adjustment for the UK and Germany are 2005 through 2009 and for Sweden are 2007 through 2009.

        In 2009, the Company adjusted its inter-company payments for all open years as a result of the issuance of new U.S. cost sharing regulations in January 2009. As a result of the realization of changes to the payment amounts, approximately $1.9 million of the uncertain tax benefit reserve was reversed in 2009. The impact of this change resulted in approximately $3.5 million of additional income tax expense during first quarter of 2009.

NOTE 15—EMPLOYEE BENEFIT PLAN

        The Company maintains a Retirement Savings and Investment Plan ("401(k) Plan"), which covers all U.S. based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions in stock on behalf of the participants in the 401(k) Plan. The Company matched up to $2,500 in Company stock annually in 2009 and 2008 and up to $2,000 in 2007 per participant. The Company matched approximately $0.9 million, $0.9 million and $0.6 million of employee contributions to the 401(k) Plan in 2009, 2008 and 2007, respectively.

NOTE 16—FAIR VALUE MEASUREMENTS

        At December 31, 2009, the assets measured at fair value on a recurring basis consisted of restricted short-term investments of $0.1 million, which were fair valued based on quoted prices from active markets for identical assets. The Company's short term investments consist primarily of corporate bonds. The Company had no assets or liabilities that were measured at fair value on a non recurring basis. The estimated fair value of the Company's notes payable and loan receivable approximate the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of December 31, 2009.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT INFORMATION

        The Company has organized its marketing and sales efforts based on three operating segments which are aggregated into one reportable segment—the development, manufacture and marketing of disposable devices for less invasive surgical procedures. Each of the Company's business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are Sports Medicine, ENT, and Spine.

        Product sales by business unit for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Sports Medicine	$209,702	$199,532	$175,659
ENT	85,674	80,484	70,940
Spine	20,387	23,436	21,896

Total product sales	$315,763	$303,452	$268,495

        Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company's customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$219,178	$213,713	$195,783
Non-United States(1)	96,585	89,739	72,712

Total product sales	$315,763	$303,452	$268,495

(1)
No additional locations are individually significant.

        Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	December 31,
	2009	2008
United States	$31,791	$34,706
Costa Rica	13,693	11,830
Other	6,719	6,254

Total long-lived assets	$52,203	$52,790

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The following tables present certain unaudited condensed consolidated quarterly financial information for each quarter in the years ended December 31, 2009 and 2008. In the Company's opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented (in thousands, except per share data).

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Product sales	$75,568	$77,513	$76,408	$86,274
Royalties, fees and other	3,222	3,297	3,110	6,216

Total revenues	78,790	80,810	79,518	92,490
Cost of product sales	21,796	22,073	24,316	25,010

Gross profit	56,994	58,737	55,202	67,480

Operating expenses:
Research and development	8,362	9,508	9,229	8,946
Sales and marketing	29,666	30,471	28,563	29,902
General and administrative	11,948	12,172	11,981	9,995
Amortization of intangible assets	1,586	1,588	1,583	1,560
Reimbursement services	168	98	46	41
Investigation and restatement-related costs	8,724	7,306	9,293	6,363

Total operating expenses	60,454	61,143	60,695	56,807

Income (loss) from operations	(3,460)	(2,406)	(5,493)	10,673
Interest and other income (expense), net	(1,338)	(1,929)	(1,653)	2,708

Income (loss) before income taxes	(4,798)	(4,335)	(7,146)	13,381

Income tax provision (benefit)	1,709	(1,646)	(2,719)	5,535

Net income (loss)	(6,507)	(2,689)	(4,427)	7,846
Accrued dividend and accretion charges	—	—	(27,252)	(793)

Net income (loss) attributable to common stockholders	$(6,507)	$(2,689)	$(31,679)	$7,053

Weighted-average shares outstanding:
Basic	26,746	26,810	26,838	26,857
Diluted	26,746	26,810	26,838	27,024
Earnings (loss) per share applicable to common stockholders:
Basic	$(0.24)	$(0.10)	$(1.18)	$0.22

Diluted	$(0.24)	$(0.10)	$(1.18)	$0.21

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenues:
Product sales	$75,125	$80,623	$70,202	$77,502
Royalties, fees and other	2,428	5,053	3,649	3,155

Total revenues	77,553	85,676	73,851	80,657
Cost of product sales	23,587	22,892	20,462	28,019

Gross profit	53,966	62,784	53,389	52,638

Operating expenses:
Research and development	8,251	7,374	8,584	8,832
Sales and marketing	32,561	33,595	30,983	31,733
General and administrative	7,621	22,394	11,558	8,866
Amortization of intangible assets	1,602	1,652	1,623	1,610
Impairment of goodwill	—	—	—	18,945
Reimbursement services	380	478	587	521
Investigation and restatement-related costs	—	678	5,541	10,802

Total operating expenses	50,415	66,171	58,876	81,309

Income (loss) from operations	3,551	(3,387)	(5,487)	(28,671)
Interest and other expense, net	(137)	(1,464)	(1,973)	(5,312)

Income (loss) before income taxes	3,414	(4,851)	(7,460)	(33,983)

Income tax provision (benefit)	1,183	(1,682)	(2,585)	(4,771)

Net income (loss)	$2,231	$(3,169)	$(4,875)	$(29,212)

Weighted-average shares outstanding:
Basic	26,516	26,607	26,649	26,668
Diluted	27,391	26,607	26,649	26,668
Earnings (loss) per common share:
Basic	$0.08	$(0.12)	$(0.18)	$(1.10)

Diluted	$0.08	$(0.12)	$(0.18)	$(1.10)

(1)
Amounts have been revised to correct for the errors discussed in Note 2—"Revision of Prior Period Financial Statements." The corrections resulted in a $3.6 million increase in product sales, a $3.6 million increase in gross profit, a $3.9 million increase in foreign exchange loss and a $0.1 million increase to income tax benefit, resulting in a $0.3 million increase to net loss ($0.02 per share) in the condensed consolidated statement of operations for the three-month period ended December 31, 2008.

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

        Information below is in thousands:

	Year Ended December 31,
	2009	2008	2007
Cash paid for interest	$2,312	$2,991	$—
Cash paid for income taxes	—	4,553	5,144

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

        Pursuant to this evaluation, our CEO and CFO concluded that, as of December 31, 2009, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses that management has identified in our internal control over financial reporting.

        We have taken steps and are taking the actions described more fully below under "Remediation Activities" to remediate the material weaknesses in our internal control over financial reporting. We also strive to enhance our processes to enable us to provide complete and accurate public disclosure on a timely basis. As previously reported, the restatement of our consolidated financial statements for the years ended December 31, 2007 and 2006 and for the quarter ended March 31, 2008, resulted in an inability to timely file our periodic reports from May 2008 through November 2009. Management believes that our disclosure controls and procedures will not be effective at the reasonable assurance level until we are able to consistently file required reports with the SEC on a timely basis.

        To address the material weaknesses described in this Item 9A, management performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with GAAP. As a result of these procedures, management believes that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with GAAP.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control—Integrated Framework." As a result of management's evaluation of our internal control over financial reporting, management identified the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

1.
We did not maintain an effective control environment, information and communication or monitoring of controls. Specifically:

•
Control environment.    We did not maintain the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements.

•
Information and communication    We did not maintain effective procedures for communicating to all relevant personnel our accounting policies, the importance of consistent application of our accounting policies, and essential data required to properly apply GAAP to our transactions. Specifically, we did not have appropriate procedures to provide reasonable assurance that non-routine terms in business arrangements with financial reporting implications are communicated completely, accurately or in a timely manner to our accounting personnel. As a result, accounting personnel did not have the necessary information to determine the financial reporting consequences of certain transactions.

•
Monitoring of controls    We did not maintain effective monitoring activities to provide reasonable assurance that breakdowns in the operation of controls would be timely detected and corrected. As a result, we did not detect deficiencies in compliance with our accounting policies on a timely basis.

  These material weaknesses led to erroneous judgments regarding the application of GAAP and resulted in errors in the preparation of our financial statements. These material weaknesses also contributed to the continued existence of the material weaknesses described in items 2 through 4 below.

2.
Period-end financial reporting process.    We did not maintain effective controls over the period-end financial reporting process, including controls with respect to the preparation, review, supervision, and monitoring of accounting operations. Specifically:

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

•
We did not maintain effective controls related to our accounting for stockholders' equity to provide reasonable assurance that stock-based compensation expense was accurately recorded.

•
We did not maintain effective controls to provide reasonable assurance that expenses were recognized in the proper reporting period, which affected the accuracy and valuation of certain intangible assets and also the completeness, accuracy and timely recording of prepaid expenses, accrued liabilities and the associated operating expenses.

3.
Revenue recognition.    We did not maintain effective controls related to our accounting for revenue to provide reasonable assurance that (a) our accounting policy for revenue recognition was appropriately applied to the individual facts and circumstances of our various distributor, sales agent or customer agreements; (b) revenue was recognized in the proper reporting period in accordance with the terms of our sales contracts and our practice for replacing product that was lost or damaged during shipment; (c) appropriate collectibility assessments were performed prior to recognizing revenue; (d) our policies for returns and exchanges were consistently followed; and (e) revenue was recorded on a net basis with respect to all rebates or other payments due to customers.

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

        These material weaknesses resulted in material errors in and the restatement of our annual and interim financial statements for 2006, 2007 and the first quarter of 2008, and resulted in audit adjustments and revisions, to our annual and interim financial statements for the second, third and fourth quarters of 2008 and annual and interim financial statements for each quarter of 2009. These material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Report on Form 10-K for the year ended December 31, 2009, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which report is set forth on pages 61 and 62 of this annual report and is incorporated by reference in this Item 9A.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, management concluded it has completed material enhancements to our control environment and internal controls over financial reporting during the quarter ended December 31, 2009 as discussed below.

        We previously reported in our 2008 Annual report on Form 10-K control deficiencies related to the control environment pertaining to the consistent and proper tone and control consciousness that consistently emphasizes the importance of consistent application of accounting policies and procedures and strict adherence to GAAP. Specifically, we did not maintain sufficient safeguards to provide reasonable assurance that controls could not be circumvented by management override or to prevent or detect possible misconduct by certain former members of senior management with respect to certain revenue transactions. Previously, information related to certain revenue transactions was not communicated to accounting personnel to appropriately consider the financial reporting implications of such transactions. These deficiencies also contributed to certain aspects of the material weaknesses related to the period-end financial reporting process and revenue recognition. We have implemented management changes to establish the leadership tone necessary to prevent or detect possible irregularities in the preparation of our financial statements and controls to support our desired control environment. More specifically:

  •
  Effective October 21, 2009, our board of directors appointed David Fitzgerald as our President and CEO.

  •
  We reinforced our desired control environment, and to align responsibility and accountability for individual conduct, the CEO and CFO have implemented a process requiring all vice presidents, significant department heads and regional sales managers to sign, in advance of the filing of our periodic quarterly and annual reports, a representation letter with respect to the application of accounting policies, procedures and internal controls.

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

  •
  We conducted a review and update of our key employee policies and procedures and required training, including our Code of Conduct. Annually, employees are expected to certify that they have read, understand and will abide by the Code and other key policies and procedures.

  •
  As previously reported, we have completed the following remediation activities prior to the fourth quarter of 2009:

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

    •
    We hired a new head of Internal Audit and established a Compliance Department headed by the Compliance Officer.

        We previously reported in our 2008 Annual Report on Form 10-K material weaknesses relating to our lack of effective controls with respect to revenue recognition to provide reasonable assurance that: (a) sufficient policies and procedures were developed and implemented for our reimbursement assistance service subsidiaries, DiscoCare and DRS, and revenue recognition accounting rules were properly applied by these subsidiaries; and (b) amounts received from third-party sales agents were recognized as a reduction of commission expense rather than revenue. During the quarter ended December 31, 2009, management concluded that (a) the cessation of the operations for the reimbursement assistance service subsidiaries; and (b) development and implementation of procedures to properly record amounts received from third-party sales agents have remediated these two previously reported material weaknesses related to revenue recognition.

REMEDIATION ACTIVITIES

Overview

        Management has implemented, and continues to design and implement, certain remediation measures to address the above-described material weaknesses and enhance our system of internal control over financial reporting. These measures include (a) enhancing our communication process by initiating a specific and targeted communication plan involving the executive leadership and the board of directors; (b) taking certain personnel actions; (c) implementing standard contracts throughout our agent and distributor network and a review of non-standard contracts; (d) adopting a revised revenue recognition policy; (e) enhancing our financial reporting policies, procedures and processes involving account reconciliations, journal entries and corresponding supporting documentation; (f) designing and implementing training programs; and (g) changing monitoring practices concerning the review of key accounting controls and processes. However, some of the enhancements we have implemented have not been in place for a sufficient period of time to demonstrate that their design and implementation were effective for the year ending December 31, 2009.

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

Remediation Actions for Existing Material Weaknesses

        Management expects the ongoing remediation efforts outlined below to address the identified material weaknesses and to enhance our overall financial control environment. During the quarter ended December 31, 2009, there were no material changes to the remediation plan which was previously disclosed in the 2008 annual report on Form 10-K.

        Control Environment    We continue to enhance our staffing and training requirements to maintain the sufficient complement of personnel; as such, additional qualified accounting staff were hired in addition to hiring a new CFO. The new members of the accounting staff have sufficient experience for their roles and responsibilities based on prior experience in the accounting function of public companies.

        Information and Communication.    Management continues to evaluate and enhance controls to develop a more formalized process for monitoring, updating and disseminating non-routine transactions and ensure completeness of accounting transactions to facilitate a complete and timely review by accounting personnel. Remediation efforts to date include:

  •
  We have developed standard contract templates for all stocking distributors and sales agents. New contracts are reviewed by finance and legal personnel for conformity. Proposed deviations from the standard contract template are subject to reviews and approval according to our delegation of authority policy, which requires financial and legal officer approval. This remediation effort is ongoing.

  •
  We have implemented a global contractual agreement database related to existence, completeness, approval and retention of global contractual agreements amongst the various departments. We have also established a contract administrator position that reports to the General Counsel and is responsible for gathering and maintaining the database for all contracts and amendments thereto as well as checking that all required approvals have been obtained. This remediation effort is ongoing.

  •
  We require all sales, marketing, finance, accounting, customer service, order entry, credit and collections personnel to attend periodic revenue-recognition training. The training programs are designed to provide our personnel with an appropriate level of knowledge, experience and training in the application of GAAP commensurate with their responsibilities and our financial reporting requirements. As part of developing this training program, current management established a process to identify specific information that (a) is material to the application of our revenue recognition policies and (b) must be communicated from the sales staff to the accounting function. As of the date of this report, essentially all of the employees in the functions identified above have been trained. Refresher training will occur annually. Personnel in these functions will annually certify that they understand the policy, have abided by the policy and intend to continue to do so. This remediation effort is ongoing.

  •
  We revised our delegation of authority policies. The revised policies include enhancements with respect to the communication and approval channels in the areas of certain commercial terms, sourcing, capital investments and treasury activities, including requirements relating to communication, authorization and support criteria for specified types of modifications to standard contracts or other arrangements. Management is changing business practices to facilitate the adherence to the revised delegation of authority policies.

  •
  We are revising our policies and procedures related to mergers and acquisitions, accruals, account reconciliations, and accounting reviews. Further enhancements are required to ensure supporting documentation is maintained to support account reconciliation and corresponding journal entries. The revision of these policies and procedures will require additional training.

        Monitoring.    We continue to enhance our accounting and finance processes to enhance our ability to assess the accuracy of the consolidated financial statements and whether business practices are consistent with our stated accounting policies and procedures. Additionally, we continue to review and assess the sufficiency of our accounting and internal audit resources. Remedial efforts have included:

  •
  The accounting department implemented additional preventive and detective control procedures to monitor revenue recognition including: (a) a process to review distributor purchasing history and period end inventory levels in order to analytically verify the adequacy and accuracy of our sell-through estimation process and detect improper revenue recognition and (b) lag time analyses for returns and exchanges to analyze the reasonableness of our accounting estimates for returns and exchanges and detect the improper recognition of net revenue.

  •
  We are in the process of designing changes to our account reconciliation process governing account reconciliation content, supporting evidence, format, review and approval procedures.

    The account reconciliation process is expected to be a tool to evaluate the consistent application of GAAP throughout our worldwide operations.

  •
  We have hired a new head of Internal Audit and the department is in the process of implementing a risk based audit methodology which is based on risk assessments, input of business unit and functional leadership, and provides the checks and balances that controls are designed appropriately and operating effectively. Hiring of additional internal audit staff is in process.

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

        The Audit Committee continues to oversee management's implementation plan for the above-referenced remedial measures and continues to monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the internal controls environment, as well as policies and procedures to enhance the overall effectiveness of our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Effective August 14, 2009, our Board of Directors adopted amendments to our Code of Business Conduct and Ethics, or the Code. These amendments provide that our employees may not provide non-employee health care professionals with gifts, entertainment or recreational items, regardless of value. Limited exceptions to this general rule are made for modest meals incidental to a scientific presentation and educational items of modest value that serve a genuine educational function and benefit patients. The amendments also set forth the roles of our new General Counsel and new Compliance Officer in certain governance matters.

        Originally adopted in 2004 to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder, the Code was amended to qualify as well as a "code of conduct" under the current Federal Sentencing Guidelines and "Compliance Program Guidance for Pharmaceutical Manufacturers" 68 FR 23731 (May 5, 2003) (applicable to medical device companies according to end note 5) published by the Office of Inspector General for the Department of Human Services. The Code applies to all of our directors, officers, employees and agents. It also serves as an essential element of our Corporate Compliance Program, as announced in August 2009. A copy of the Code is available on our website at www.ArthroCare.com. We intend to post any amendments to, or waivers from, if any, our Code on our website.

        All additional information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 12, 2010 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        All additional information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act of 1934 in connection with our annual meeting of stockholders scheduled to be held May 12, 2010 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 12, 2010 and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2009 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	2,671,023	28.16	1,111,229
Equity compensation plans not approved by security holders(2)	601,001	27.34	—

Total	3,272,024	28.01	1,111,229

(1)
Includes 57,288 shares remaining available for future issuance under the Company's Employee Stock Purchase Plan.

(2)
Consists of shares issuable under our Amended and Restated Non-statutory Option Plan, which does not require the approval of, and has not been approved by, our stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        All additional information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 12, 2010 and is incorporated herein by reference.

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

DIRECTOR INDEPENDENCE

        Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, have reviewed the independence of all current Board members under the Nasdaq listing standards and our Corporate Governance Guidelines. The Board of Directors has determined that all current Board members, other than David Fitzgerald, meet the general requirements to be independent directors under the Nasdaq listing standards and our Corporate Governance Guidelines. Based on its review, the Board of Directors has also determined that Terrence E. Geremski, James G. Foster and Tord B. Lendau meet the specific independence requirements to serve on the Audit Committee under the Nasdaq listing standards and the Securities Exchange Act.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our annual meeting of stockholders scheduled to be held May 12, 2010 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1).    Documents filed as part of this annual report.

  •
  Consolidated Balance Sheets at December 31, 2009 and 2008

  •
  Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

  •
  Notes to Consolidated Financial Statements

  •
  Report of Independent Registered Public Accounting Firm

(a) (2).    Financial statement schedule

  The following report and schedule are included in this Part IV, and are found in this report:

  •
  Valuation and Qualifying Accounts.

  All other schedules are omitted, as the required information inapplicable or the information is presented in the consolidated financial statements or related notes.

(a) (3).    Exhibits

2.1	Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders' Agents (Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 18, 2004).
2.2
Amendment No. 1, dated as of October 6, 2004, to the Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders' Agents (Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on November 18, 2004).
2.3
Asset Purchase Agreement, dated as of August 16, 2005, by and among ArthroCare Corporation, a Delaware corporation, ArthroCare (Deutschland) GmbH, a corporation organized under the laws of Germany and a wholly-owned subsidiary of ArthroCare, ArthroCare UK, Ltd., a corporation registered in England & Wales and a wholly-owned subsidiary of ArthroCare, Applied Therapeutics, Inc., a Florida corporation, Applied Therapeutics, Ltd., a corporation registered in England & Wales, Applied Therapeutics GmbH, a corporation organized under the laws of Germany and BHK Holding, a corporation organized under the laws of the Cayman Islands. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 22, 2005).

3.1		Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 filed previously with the Company's Annual Report on Form 10-K for the period ended December 30, 2000).
3.2		Amended and Restated Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.1 filed previously with the Company's Current Report on Form 8-K filed on August 17, 2009).
4.1		Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 filed previously with the Company's Registration Statement on Form 8-A (Registration No. 000-27422)).
4.2
Certificate of Designations of Series A 3.00 percent Convertible Preferred Stock (Par Value $0.001) (Incorporated herein by reference to Exhibit 99.2 filed previously with the Company's Current Report on Form 8-K filed on August 17, 2009).
10.1	*
Form of Indemnification Agreement between the registrant and each of its directors and officers. (Incorporated herein by reference to Exhibit 10.1 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).
10.2	*
Incentive Stock Plan and form of Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.2 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).
10.3	*
Director Option Plan and form of Director Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.3 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).
10.4	*
Employee Stock Purchase Plan and forms of agreements there under. (Incorporated herein by reference to Exhibit 10.4 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).
10.5		Form of Exclusive Distribution Agreement. (Incorporated herein by reference to Exhibit 10.5 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).
10.6	†
Litigation Settlement Agreement, between the Company and ETHICON Inc. dated June 24, 1999 (Incorporated herein by reference to Exhibit 10.33 previously filed with the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1999).
10.7	†
License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000. (Incorporated herein by reference to Exhibit 10.36 filed previously with this the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2000).
10.8	*	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Company's Statement on Form S-8 filed on August 8, 2000).
10.9	*	2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 2003).
10.10	*
Second Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 8, 2003).

10.11		Agreement and Plan of Merger, dated as of October 23, 2003, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of January 5, 2004, by and among ArthroCare Corporation, Alpha Merger Sub Corporation and Medical Device Alliance Inc. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 11, 2004).
10.12
Contingent Value Rights Agreement, dated as of January 28, 2004, by and among ArthroCare Corporation, Alpha Merger Sub Corporation, Medical Device Alliance Inc., Wells Fargo Bank, N.A. and Frank Bumstead (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 11, 2004).
10.13
Form of Stockholder Waiver Agreement, dated as of October 23, 2003, by each of Vegas Ventures, LLC, Jeffrey Barber and Howard Preissman (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on October 31, 2003).
10.14		2004/2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.46 to the Company's Current Report on Form 8-K/A filed on February 22, 2005).
10.15		2005 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.47 to the Company's Current Report on Form 8-K filed on February 22, 2005).
10.16		Form of Option Agreement under the Amended and Restated 2003 Incentive Plan (Incorporated herein by reference to Exhibit 10.48 to the Company's Current Report on Form 8-K filed on February 22, 2005).
10.17
Form of Restricted Stock Bonus Agreement under the Amended and Restated Director Option Plan (Incorporated herein by reference to Exhibit 10.49 to the Company's Current Report on Form 8-K filed on February 22, 2005).
10.18
Form of Restricted Stock Bonus Agreement under the Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.50 to the Company's Current Report on Form 8-K filed on February 22, 2005).
10.19	†
Settlement and License Agreement between the Company, ArthroCare Corporation Cayman Islands, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q filed November 3, 2005).
10.20	†
Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed November 3, 2005).
10.21	*	2006 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.54 to the Company's Current Report on Form 8-K filed on February 24, 2006).
10.22	*	2006 Director Compensation Plan (Incorporated herein by reference to Exhibit 10.55 to the Company's Current Report on Form 8-K filed on February 24, 2006).
10.23
Credit Facility between the Company, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006 (Incorporated herein by reference to the Company's Annual Report of Form 10-K filed March 24, 2006).
10.24		Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.58 to the Company's Current Report on Form 8-K filed on May 25, 2006).

10.25		Lease Agreement between Lantana Office Properties I, L.P. and the Company (Incorporated herein by reference to Exhibit 10.57 to the Company's Quarterly Report on 10-Q filed on June 30, 2006).
10.26
Employment Agreement between the Company and Mike Baker, effective January 1, 2007 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2006).
10.27	†
Settlement and License Agreement between the Company, ArthroCare Corporation Cayman Islands and MarcTec, LLC effective January 3, 2007 (Incorporated herein by reference to the Company's Annual Report of Form 10-K filed February 27, 2007).
10.28	*	2007 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K filed on March 1, 2007).
10.29	*
Form of "Amended VP Continuity Agreement" between ArthroCare Corporation and its Vice Presidents (Incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K filed on April 5, 2007).
10.30	*
Form of "Amended Senior VP Continuity Agreement" between ArthroCare Corporation and its Senior Vice Presidents (Incorporated herein by reference to Exhibit 10.62 to the Company's Current Report on Form 8-K filed on April 5, 2007).
10.31
Amendment dated September 20, 2007 to Supply and Distribution Agreement between the Company ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on November 18, 2009).
10.32	†
Stock Purchase Agreement, dated as of December 31, 2007, by and between ArthroCare Corporation and DiscoCare, Inc. (Incorporated herein by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K filed on February 29, 2008).
10.33		2008 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.66 to the Company's Current Report on Form 8-K filed on February 28, 2008).
10.34
Employment Agreement between ArthroCare Corporation and John T. Raffle effective April 21, 2008 (Incorporated herein by reference to Exhibit 10.66 to the Company's Current Report on Form 8-K filed on April 22, 2008).
10.35	†
Pricing and Delivery Amendment dated June 16, 2008 to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on November 18, 2009)
10.36	†
Amendment dated June 16, 2008 for Development and Supply of S&N Branded Probes and Controllers to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on November 18, 2009)
10.37
Letter dated July 29, 2008 from Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended by that certain First Amendment dated as of December 18, 2007, by and among ArthroCare Corporation, the banks and other financial institutions party thereto from time to time as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer. (Incorporated herein by reference to Exhibit 10.67 to the Company's Current Report on Form 8-K filed on September 2, 2008).

10.38		Letter dated September 15, 2008 from Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended by that certain First Amendment dated as of December 18, 2007, by and among ArthroCare Corporation, the banks and other financial institutions party thereto from time to time as Lenders and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer. (Incorporated herein by reference to Exhibit 10.68 to the Company's Current Report on Form 8-K filed on September 16, 2008).
10.39
Second Amendment and Consent, dated as of November 26, 2008, by and among, ArthroCare Corporation, the Subsidiaries thereof party thereof part thereto, the Lenders party to thereto and Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated herein by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K filed on December 1, 2008).
10.40
Waiver dated January 16, 2009 from Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended, by and among ArthroCare Corporation, the Subsidiaries thereof party thereto, the Lenders party to thereto and Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (Incorporated herein by reference to Exhibit 10.69 to the Company's Current Report on Form 8-K filed on January 20, 2009).
10.41		Resignation Letter of Michael A. Baker dated February 18, 2009 (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 19. 2009).
10.42
Letter dated February 23, 2009, from Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended, by and among ArthroCare Corporation, the Subsidiaries thereof party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer (Incorporated herein by reference to Exhibit 10.70 to the Company's Current Report on Form 8-K filed on February 26, 2009).
10.43
General Release and Separation Agreement between John Raffle and the Company, dated February 21, 2009 (Incorporated herein by reference to Exhibit 10.71 to the Company's Current Report on Form 8-K filed on February 26, 2009).
10.44
General Release and Separation Agreement between Michael Gluk and the Company, dated December 31, 2008 (Incorporated herein by reference to Exhibit 10.72 to the Company's Current Report on Form 8-K filed on February 26, 2009).
10.45
Letter dated April 1, 2009, from Bank of America, N.A., as Administrative Agent under the Credit Agreement dated as of January 13, 2006, as amended, by and among ArthroCare Corporation, the Subsidiaries thereof party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer (Incorporated herein by reference to Exhibit 10.73 to the Company's Current Report on Form 8-K filed on April 3, 2009).
10.46	*
Employment Agreement between ArthroCare Corporation and David Fitzgerald, effective March 30, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2009).
10.47	*
Employment Agreement between ArthroCare Corporation and Todd Newton, effective April 2, 2009 (Incorporated herein by reference to Exhibit 10.75 to the Company's Current Report on Form 8-K filed on April 3, 2009).

10.48	*	Restatement Bonus Plan adopted March 30, 2009 (Incorporated herein by reference to Exhibit 10.76 to the Company's Current Report on Form 8-K filed on April 3, 2009).
10.49	*
Indemnification Agreement dated April 2, 2009 between ArthroCare Corporation and Todd Newton (Incorporated herein by reference to Exhibit 10.77 to the Company's Current Report on Form 8-K filed on April 3, 2009).
10.50	†
Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC. (Incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on 10-K filed on November 18, 2009).
10.51	†
Disclosure Letter to Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC. (Incorporated herein by reference to Exhibit 10.51 to the Company's Annual Report on 10-K filed on November 18, 2009).
10.52
Registration Rights Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC. (Incorporated herein by reference to Exhibit 10.52 to the Company's Annual Report on 10-K filed on November 18, 2009).
10.53
Letter Agreement dated September 1, 2009 between ArthroCare Corporation and OEP AC Holdings, LLC with regard to director seats for OEP representatives. (Incorporated herein by reference to Exhibit 10.53 to the Company's Annual Report on 10-K filed on November 18, 2009).
10.54
Third Amendment to Credit Agreement and Forbearance Agreement with respect to Credit Agreement between the Company, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006. (Incorporated herein by reference to Exhibit 10.54 to the Company's Annual Report on 10-K filed on November 18, 2009).
10.55	*	2009 Executive Officer Bonus Plan dated December 9, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on December 14, 2009).
10.56	*	2010 Executive Officer Bonus Plan dated January 7, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on January 11, 2010).
14.1		Amended and Restated Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on August 17, 2009).
21.1	**	Subsidiaries of the Company.
23.1	**	Consent of Independent Registered Public Accounting Firm
31.1	**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	**	Forward-Looking Statements.

†
Confidential treatment has been granted as to portions of this exhibit.

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.

Financial Statement Schedule

        The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2009, 2008 and 2007. All other schedules called for by Form 10-K are omitted because they are not applicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

Schedule II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additional Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$2,973	$924	$(260)	$3,637
Product returns	1,028	2,223	(2,819)	432
Inventory reserves	7,769	888	(2,277)	6,380
Warranty reserves	429	1,890	(1,842)	477
Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$2,508	$2,069	$(1,604)	$2,973
Product returns	1,801	5,189	(5,962)	1,028
Inventory reserves	3,401	6,569	(2,201)	7,769
Warranty reserves	441	1,418	(1,430)	429
Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$2,401	$1,612	$(1,505)	$2,508
Product returns	2,367	4,876	(5,442)	1,801
Inventory reserves	2,693	2,957	(2,249)	3,401
Warranty reserves	250	1,856	(1,665)	441

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION a Delaware Corporation
	By:	/s/ DAVID FITZGERALD David Fitzgerald President and Chief Executive Officer
Date: March 15, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this Report below:

Signature	Title	Date

/s/ DAVID FITZGERALD David Fitzgerald	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010
/s/ TODD NEWTON Todd Newton	Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010
/s/ JAMES G. FOSTER James G. Foster	Director	March 15, 2010
/s/ PETER L. WILSON Peter L. Wilson	Director	March 15, 2010
/s/ TORD B. LENDAU Tord B. Lendau	Director	March 15, 2010
/s/ BARBARA D. BOYAN Barbara D. Boyan	Director	March 15, 2010
/s/ TERRENCE E. GEREMSKI Terrence E. Geremski	Director	March 15, 2010

Signature	Title	Date

/s/ GREGORY A. BELINFANTI Gregory A. Belinfanti	Director	March 15, 2010
/s/ CHRISTIAN P. AHRENS Christian P. Ahrens	Director	March 15, 2010

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Forward-Looking Statements.

*
Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.