Form 10-Q
period 2010-03-31
ARTHROCARE CORP
filed 2010-05-05
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of April 29, 2010, the number of outstanding shares of the Registrant’s Common Stock was 26,956,266.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended March 31, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$65,252	$57,386
Accounts receivable, net of allowances of $3,716 and $4,069 at March 31, 2010 and December 31, 2009, respectively	43,631	45,789
Inventories, net	47,153	48,628
Deferred tax assets	10,040	12,983
Prepaid expenses and other current assets	4,535	6,563
Total current assets	170,611	171,349

Property and equipment, net	46,572	47,386
Intangible assets, net	16,405	17,975
Goodwill	118,748	119,076
Deferred tax assets	30,526	30,526
Other assets	4,723	4,816
Total assets	$387,585	$391,128

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,562	$14,299
Accrued liabilities	33,457	46,077
Deferred tax liabilities	17	3
Deferred revenue	—	4,508
Income tax payable	—	195
Total current liabilities	49,036	65,082

Deferred tax liabilities	294	303
Other non-current liabilities	4,822	4,844
Total liabilities	54,152	70,229

Commitments and contingencies (Notes 6 and 7)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at March 31, 2010 and December 31, 2009; Redemption value: $87,089	71,306	70,504

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued and outstanding: 26,959 shares at March 31, 2010 and 26,886 shares at December 31, 2009	27	27
Treasury stock: 4,012 shares at March 31, 2010 and 4,019 shares at December 31, 2009	(108,534)	(108,724)
Additional paid-in capital	380,734	379,921
Accumulated other comprehensive income	3,547	1,645
Accumulated deficit	(13,647)	(22,474)
Total stockholders’ equity	262,127	250,395
Total liabilities, Redeemable Convertible Preferred Stock and stockholders’ equity	$387,585	$391,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

 (in thousands, except per-share data)

	Three Months Ended March 31,
	2010	2009

Revenues:
Product sales	$86,617	$75,568
Royalties, fees and other	3,994	3,222
Total revenues	90,611	78,790

Cost of product sales	26,933	21,796

Gross profit	63,678	56,994
Operating expenses:
Research and development	9,150	8,362
Sales and marketing	27,820	29,666
General and administrative	8,982	11,948
Amortization of intangible assets	1,567	1,586
Investigation and restatement related costs	1,043	8,724
Reimbursement services	21	168
Total operating expenses	48,583	60,454

Income (loss) from operations	15,095	(3,460)
Interest and other expense, net	(101)	(1,192)
Foreign exchange loss, net	(2,960)	(146)
Interest and other expense, net	(3,061)	(1,338)

Income (loss) before income taxes	12,034	(4,798)

Income tax provision	3,207	1,709

Net income (loss)	8,827	(6,507)

Accrued dividend and accretion charges on Series A 3% Convertible Preferred Stock	(802)	—

Net income (loss) available to common stockholders	$8,025	$(6,507)

Weighted-average shares outstanding:
Basic	26,922	26,746
Diluted	27,221	26,746

Earnings (loss) per common share:
Basic	$0.25	$(0.24)
Diluted	$0.24	$(0.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$8,827	$(6,507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,901	5,923
Provision for doubtful accounts receivable and product returns	(114)	1,283
Inventory and warranty provision	2,633	1,524
Non-cash stock compensation expense	1,297	1,029
Deferred taxes	3,206	—
Other	(1,859)	495
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	5,831	1,905
Inventories	(624)	2,123
Prepaid expenses and other current assets	2,149	1,696
Accounts payable	1,424	(2,229)
Taxes payable	(538)	—
Accrued liabilities	(12,382)	806
Deferred revenue	(4,508)	537
Net cash provided by operating activities	11,243	8,585

Cash flows from investing activities:
Purchases of property and equipment	(3,601)	(3,801)
Payments for business combinations and purchases of intangible assets	—	(390)
Other	17	(213)
Net cash used in investing activities	(3,584)	(4,404)

Cash flows from financing activities:
Repayments on revolving credit agreement	—	(10,000)
Proceeds from exercise of options to purchase common stock, net of issuance costs	298	—
Net cash provided by (used) in financing activities	298	(10,000)

Effect of exchange rate changes on cash and cash equivalents	(91)	(119)

Net increase (decrease) in cash and cash equivalents	7,866	(5,938)
Cash and cash equivalents, beginning of period	57,386	33,506
Cash and cash equivalents, end of period	$65,252	$27,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare” or the “Company”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”).  However, such information reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2009 Annual Report on Form 10-K filed on March 15, 2010 (“2009 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2010 and December 31, 2009, the results of its operations and cash flows for the three month periods ended March 31, 2010 and 2009.

In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of results for the full year.

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

Prior Period Classifications

Certain prior period balances have been reclassified in the Condensed Consolidated Statement of Cash Flows to conform to the current year presentation.

First Quarter 2010 Accounting Corrections

Our results for the quarter ended March 31, 2010 include reductions of stock compensation expense to correct forfeiture calculation errors in prior periods. The impact of the error was an overstatement of operating expenses of $0.4 million in the year ended December 31, 2008 and $0.7 million in the year ended December 31, 2009. To correct this error, we recorded reductions of $0.8 million to general and administrative expense and $0.3 million to sales and marketing expense in the condensed consolidated statement of operations for the quarter ended March 31, 2010. We have determined that the impact of this uncorrected error is immaterial to all prior periods, and we expect these out-of-period adjustments to be immaterial to our results for the year ending December 31, 2010.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Recently Issued Accounting Pronouncements

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

NOTE 2 — COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Comprehensive income (loss):
Net income (loss)	$8,827	$(6,507)
Foreign currency translation adjustments	1,902	(442)
Comprehensive income (loss)	$10,729	$(6,949)

NOTE 3 — COMPUTATION OF EARNINGS (LOSS) PER SHARE

The Company’s Series A 3% Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) has participation rights in dividends issued to common stockholders.  As a result, the Company calculates earnings per share using the two class method for periods ending after September 1, 2009.  The following is a reconciliation of net income (loss) applicable to common stockholders and the number of shares used in the calculation of basic and diluted earnings (loss) per share applicable to common stockholders (in thousands, except per-share data):

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended
	March 31,
	2010	2009

Net income (loss) available to common stockholders	$8,025	$(6,507)
Series A preferred Stock interest in undistributed earnings	1,422	—
Net income (loss) used in computation of earnings per share available to common stockholders	6,603	(6,507)

Basic:
Weighted-average common shares outstanding	26,922	26,746
Basic earnings (loss) per share available to common stockholders	$0.25	$(0.24)

Diluted:
Weighted-average common shares outstanding	26,922	26,746
Dilutive effect of options	244	—
Dilutive effect of unvested restricted stock	55	—
Weighted-average common stock and common stock equivalents	27,221	26,746
Diluted earnings (loss) per share available to common stockholders	$0.24	$(0.24)

Stock awards excluded from calculation as their effect would be anti-dilutive	2,120	1,997
Common stock issuable upon conversion of the Series A Preferred Stock	5,806	—

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 4 — INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials	$9,199	$8,937
Work-in-process	8,512	6,990
Finished goods	37,050	39,081
	54,761	55,008
Inventory valuation reserves	(7,608)	(6,380)
Inventories, net	$47,153	$48,628

NOTE 5 — ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	March 31, 2010	December 31, 2009

Accrued liabilities:
Insurance dispute reserve	$12,319	$15,268
Compensation	9,376	15,007
Agent commissions	2,203	2,106
Royalties and discounts	2,162	2,943
Legal fees and arbitration accrual	1,711	2,862
Professional fees	750	2,748
Other	4,936	5,143
	$33,457	$46,077

The Company entered into settlement and release agreements in February and March 2010 with certain private insurers related to cases in which letters of protection were held by its DiscoCare subsidiary.  The Company agreed to pay these insurers an aggregate of $3.2 million, which reduced the Company’s accrued insurance dispute reserve when paid in the first quarter of 2010.

NOTE 6 — COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.6 million and $1.4 million for the quarters ended March 31, 2010 and 2009, respectively.  During the quarter ended March 31, 2010, there were no material changes from the Company’s lease obligations presented in its 2009 Form 10-K.

Purchase Commitments

The Company is a party to a variety of agreements pursuant to which it may be obligated to purchase products from other parties.  Typically, these obligations arise in the context of contracts entered into by the Company in the normal course of business.  During the quarter ended March 31, 2010, there were no material changes from the Company’s contractual obligations presented in its 2009 Form 10-K.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Contingent Payments

Certain of the Company’s agreements for purchase business combinations and intangible asset purchases include provisions to provide additional consideration if contractually specified conditions related to the acquired business or assets are achieved.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the quarters ended March 31, 2010, the Company advanced $1.1 million under these indemnity agreements.  We expect to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

NOTE 7 — LITIGATION AND CONTINGENCIES

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

SEC Investigation

The Fort Worth Regional Office of the Securities and Exchange Commission’s (“SEC”) Division of Enforcement is conducting a formal investigation into accounting matters related to the restatement of financial results as announced by the Company on July 21, 2008 and completed on November 18, 2009. The Company is cooperating with the SEC investigation. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

DOJ Investigation

The DOJ is investigating certain of the Company’s activities including past sales, accounting, and billing procedures primarily in relation to the operation of the Company’s Spine business unit. The DOJ is also reviewing the Company’s relationship with its DiscoCare subsidiary. The Company is cooperating with this investigation. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

On April 29, 2009, a derivative action was filed in Federal court in the Western District of Texas against the Company’s current directors and a former director alleging breach of fiduciary duty based on the Company’s improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. (Barron v. Baker, et al).

On October 28, 2008, and thereafter, the two putative securities class actions and the shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas. On December 10, 2008, Lead Plaintiffs and Lead Plaintiffs’ counsel were appointed in the putative consolidated securities class action. The Lead Plaintiff filed an Amended Consolidated Class Action Complaint on December 18, 2009, seeking unspecified monetary damages and interest.  ArthroCare filed a Motion to Dismiss the Amended Consolidated Class Action Complaint on February 16, 2010. The federal court stayed the derivative actions pending the resolution of all motions to dismiss the Amended Consolidated Class Action Complaint and any further amended consolidated class action complaints.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

On March 18, 2009, these three shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-08-3484 (consolidated), Travis County District Court. On the Company’s motion, the state shareholder derivative actions were stayed pending resolution of all motions to dismiss the federal Amended Consolidated Class Action Complaint and class certification, if any, of a class in the federal Amended Consolidated Class Action Complaint.

At this stage of the above described State Court actions, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

NOTE 8 — SEGMENT INFORMATION

The Company has organized its marketing and sales efforts based on three operating segments which are aggregated into one reportable segment—the development, manufacture and marketing of disposable devices for less invasive surgical procedures.  Each of the Company’s business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These business units are Sports Medicine, Ear Nose and Throat (“ENT”), and Spine.

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Sports Medicine	$60,449	$50,174
ENT	21,745	20,239
Spine	4,423	5,155
Total Product Sales	$86,617	$75,568

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

United States	$61,584	$53,779
Non-United States (1)	25,033	21,789
Total Product Sales	$86,617	$75,568

(1) No additional locations are individually significant.

Long-lived assets by geography at the Balance Sheet dates shown were as follows (in thousands):

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	March 31, 2010	December 31, 2009

United States	$30,883	$31,791
Costa Rica	13,605	13,693
Other	6,807	6,719
Total long-lived assets	$51,295	$52,203

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully Exhibit 99.1, “Forward-Looking Statements,” which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in Part II — Item 1A — “Risk Factors”. In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business is divided into three business units: Sports Medicine, ENT, and Spine. Each business unit markets and sells their products in two principal geographic markets: Americas (North and South America) and International (all other geographies).

As previously reported, during 2009 and 2008, we experienced substantial delays in filing our periodic reports as a result of issues identified during a review of certain accounting and financial reporting matters as well as certain insurance billing and healthcare compliance practices conducted under the direction of our Audit Committee (the “Review”), which began in July 2008. The Review was completed in August 2009 and the results were reported to the Audit Committee and to the Board. In July 2008, we also commenced a separate comprehensive review of our accounting policies and procedures, financial reporting, internal controls and corporate governance. We completed this comprehensive review in November 2009, and as a result of our comprehensive review and the Review we made extensive organizational and operational changes, and improved our internal controls.  During the year ended December 31, 2009, our results of operations, financial position and cash flows were adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and through the third quarter of 2009, our failure to maintain compliance with covenants in our previous five year revolving Credit Agreement (the “Credit Agreement”) that was entered into on January 13, 2006 with a syndicate of banks (collectively, the “Lenders”). In connection with the Review and restatement we identified errors in our accounting and material weaknesses in our internal control over financial reporting. As described in “Part I—Item 4—Controls and Procedures,” we are still in the process of remediating certain of these identified material weaknesses.

First Quarter 2010 Accounting Corrections

Our results for the quarter ended March 31, 2010 include reductions of stock compensation expense to correct forfeiture calculation errors in prior periods. The impact of the error was an overstatement of operating expenses of $0.4 million in the year ended December 31, 2008 and $0.7 million in the year ended December 31, 2009. To correct this error, we recorded reductions of $0.8 million to general and administrative expense and $0.3 million to sales and marketing expense in the condensed consolidated statement of operations for the quarter ended March 31, 2010. We have determined that the impact of this uncorrected error is immaterial to all prior periods, and we expect these out-of-period adjustments to be immaterial to our results for the year ending December 31, 2010.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales Growth

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our direct sales employees, independent sales agents and independent distributors. Reported product sales increased 14.6 percent in the quarter ended March 31, 2010, compared to the same time period in 2009. We also generate revenue from royalties and fees from licensing of our products and technology to other companies and earn other revenues from shipping and handling costs billed to customers.

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

Gross Product Margin

Gross product margin as a percentage of product sales in the quarter ended March 31, 2010 was 68.9 percent compared to 71.2 percent for the same period in 2009. Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, and certain stock-based compensation costs associated with manufacturing and operations personnel. Cost of product sales also includes amortization of controller units that are placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and the cost of controller units are capitalized and amortized into cost of product sales over the useful life of the controller unit. Most of our manufactured products are produced at our Costa Rica facility which has experienced stable operations. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.

Operating Margin

Operating margin is our income (loss) from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, general and administrative and amortization of intangible assets. During the quarter ended March 31, 2009, our operating expenses were significantly higher than in the quarter ended March 31, 2010 due to expenses incurred in connection with the Review and the restatement of our financial statements.  Operating margin in the quarter ended March 31, 2010 was 16.7 percent compared to negative 4.4 percent for the same period in 2009.

Net Earnings

Net earnings represent the net income or loss in the period. Net earnings will be affected by the same trends that impact our revenues, gross margin and operating margin. In addition, net earnings will also be affected by other income and expenses, such as interest expense, and by income taxes.  Interest expense and bank fees were lower in the quarter ended March 31, 2010 as we repaid all outstanding bank borrowings on September 1, 2009. We expect that we will report foreign currency gains or losses each period due primarily to changes in the value of the euro, British pound and Australian dollar versus the U.S. dollar.

Our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we have a tax holiday. In years of loss, our effective tax rate may exceed the U.S. statutory rate depending on the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets.

Results of Operations

Results of operations for the three months ended March 31, 2010 and 2009 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended
	March 31,
	2010		2009
	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$86,617	95.6%	$75,568	95.9%
Royalties, fees and other	3,994	4.4%	3,222	4.1%
Total revenues	90,611	100.0%	78,790	100.0%

Cost of product sales	26,933	29.7%	21,796	27.7%

Gross profit	63,678	70.3%	56,994	72.3%

Operating expenses:
Research and development	9,150	10.1%	8,362	10.6%
Sales and marketing	27,820	30.7%	29,666	37.6%
General and administrative	8,982	9.9%	11,948	15.2%
Amortization of intangible assets	1,567	1.7%	1,586	2.0%
Investigation and restatement-related costs	1,043	1.2%	8,724	11.1%
Reimbursement services	21	0.0%	168	0.2%
Total operating expenses	48,583	53.6%	60,454	76.7%

Income (loss) from operations	15,095		(3,460)
Interest and other expense, net	(3,061)		(1,338)

Income (loss) before income taxes	12,034		(4,798)

Income tax provision	3,207		1,709

Net income (loss)	8,827		(6,507)

Accrued dividends and accretion charges on Series A 3% Convertible Preferred Stock	(802)		—

Net income (loss) available to common stockholders	$8,025		$(6,507)

Weighted-average shares outstanding:
Basic	26,922		26,746
Diluted	27,221		26,746

Earnings (loss) per common share:
Basic	$0.25		$(0.24)
Diluted	$0.24		$(0.24)

Product Sales

Product sales by business unit and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Three Months Ended
	March 31, 2010				March 31, 2009
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$44,391	$16,058	$60,449	69.8%	$35,829	$14,345	$50,174	66.4%
ENT	18,415	3,330	21,745	25.1%	17,307	2,932	20,239	26.8%
Spine	2,281	2,142	4,423	5.1%	3,128	2,027	5,155	6.8%
Total Product Sales	$65,087	$21,530	$86,617	100.0%	$56,264	$19,304	$75,568	100.0%

% Net Product Sales	75.1%	24.9%	100.0%		74.5%	25.5%	100.0%

Our reported Sports Medicine product sales increased 20.5 percent during the quarter ended March 31, 2010 compared to the same period in 2009.  Sports Medicine product sales for the Americas included the recognition of $6.6 million of product sales from prior periods that were deferred pending resolution of certain contract issues with customers which were resolved in the quarter ended March 31, 2010.  Americas’ product sales also increased $3.0 million, or 8.4 percent, due to higher contract manufacturing volume pursuant to a supply and distribution agreement with Smith & Nephew. International Sports Medicine sales increased 11.9 percent.

Product sales in our ENT business unit increased 7.4 percent during the quarter ended March 31, 2010 compared to the same period of 2009 as a result of increased Coblation sales and improved average sales price due to a price increase that went into effect in late 2009. The increase in Coblation sales is attributed to greater market share in tonsillectomy and adenoidectomy procedures.

Our Spine business unit product sales decreased $0.7 million or 14.2 percent during the quarter ended March 31, 2010 compared with the same period of 2009.  Product sales volumes were significantly lower in the Americas for all products, while International Coblation product sales increased approximately 5.6 percent.

In total, International product sales increased $2.2 million or 11.5 percent during the quarter ended March 31, 2010 compared with the same period of 2009. Product sales in the first quarter of 2010 increased by $3.1 million in the Company’s direct International markets while sales to distributors, a significant portion of which were in U.S. dollars, decreased by $0.9 million when compared to the first quarter of 2009.  Product sales were also affected by changes in foreign exchange rates used to translate foreign currency sales from international markets to the Company’s U.S. dollar reporting currency.  Changes in exchange rates increased the U.S. dollar reported value by approximately $1.8 million.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology, plus shipping and handling costs billed to customers. Royalties, fees, and other revenues increased to $4.0 million or 24.0 percent during the quarter ended March 31, 2010 compared with the same period of 2009 primarily as a result of increased royalties from third parties that use our radio frequency, or RF, technology pursuant to a license.

Cost of Product Sales

	Three Months Ended
	March 31,
	2010		2009
	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$22,263	25.7%	$18,366	24.3%
Controller amortization	2,359	2.7%	2,167	2.8%
Other	2,311	2.7%	1,263	1.7%
Total cost of product sales	$26,933	31.1%	$21,796	28.8%

Product margin as a percentage of product sales was 68.9 percent during the quarter ended March 31, 2010 and 71.2 percent in the same period in 2009.  In the first quarter of 2010, there was $1.0 million in higher inventory obsolescence charges as well as $0.9 million in additional royalty costs compared to the same period in 2009.  The deferred revenue recognized in the first quarter of 2010 increased net product margin by $4.2 million.  Additionally, product margin for the first quarter of 2010 was impacted by higher contract manufactured product sales on which we realize lower margins but incur no sales and marketing expense.

Operating Expenses

	Three Months Ended
	March 31,
	2010		2009
	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$9,150	10.1%	$8,362	10.6%
Sales and marketing	27,820	30.7%	29,666	37.6%
General and administrative	8,982	9.9%	11,948	15.2%
Amortization of intangible assets	1,567	1.7%	1,586	2.0%
Investigation and restatement-related costs	1,043	1.2%	8,724	11.1%
Reimbursement services	21	0.0%	168	0.2%
Total operating expenses	$48,583	53.6%	$60,454	76.7%

Research and development expense increased $0.8 million during the quarter ended March 31, 2010, compared to the same period in 2009 primarily as a result of an increase in research, development and quality personnel headcount.

Sales and marketing expense decreased $1.8 million, to 30.7 percent of total revenues during the quarter ended March 31, 2010, compared to 37.6 percent of total revenues for the same period in 2009.  Previously deferred revenue that was recognized in the first quarter of 2010, contract manufacturing product revenues, and royalty revenues did not incur commission expense which lowered sales and marketing expense as a percentage of total revenues in the quarter.  Additionally, Spine sales and marketing expense in the Americas decreased $1.7 million as we restructured our Spine distribution channel from primarily a direct sales organization to agents.

General and administrative expense decreased $3.0 million, to 9.9 percent of total revenues during the quarter ended March 31, 2010, compared to 15.2 percent of total revenues for the same period in 2009, primarily as a result of a decrease in legal defense costs involving certain patent matters that were settled in December 2009, offset by an increase in accounting and compliance personnel costs.

Investigation and restatement expenses decreased to $1.0 million or 1.2 percent of total revenues during the quarter ended March 31, 2010 primarily as a result of completing the Review and restatement process in November of 2009.  We expect to continue to incur during 2010 legal defense costs in connection with the DOJ and SEC and shareholder and derivative class action matters related to the Review and restatement which will be classified as investigation and restatement expense.

Interest and Other Expense, Net

	Three Months Ended
	March 31,
	2010	2009

Interest and other expense, net	$(101)	$(1,192)
Foreign exchange loss, net	(2,960)	(146)
Interest and other expense, net	$(3,061)	$(1,338)

Interest and other expense, net increased $1.7 million for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  During the fourth quarter ended December 31, 2009 the company identified an error related to the translation of foreign currencies into U.S. dollars for certain subsidiaries.  The impact of this error was recorded in the quarter ended December 31, 2009 as management determined that the impact of the error was immaterial to the periods ending March 31, 2009, June 30, 2009 and September 30, 2009.  Had management recorded the impact of the error in the period ending March 31, 2009 the foreign exchange loss would have increased $1.0 million.  Interest expense decreased in the quarter ended March 31, 2010 as a result of paying off our outstanding Credit Agreement in September 2009.

Income Tax Provision (Benefit)

Our effective tax rate for the quarter ended March 31, 2010 and 2009 was 26.6 percent and negative 35.6 percent, respectively.  In January 2009, the U.S. Treasury issued temporary cost-sharing regulations and we decided to adjust our intercompany payments for all open tax years.  Accordingly we recorded additional income tax expense of approximately $3.6 million in the quarter ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010 we had $121.6 million in working capital, compared to $106.3 million at December 31, 2009.  Cash and cash equivalents increased from $57.4 million at December 31, 2009 to $65.3 million at March 31, 2010.  Since the repayment and termination of our Credit Agreement on September 1, 2009, cash and cash equivalents are our principal source of liquidity.  We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

Cash provided by operating activities for the three months ended March 31, 2010 was $11.2 million and differed from our net income of $8.8 million due to non-cash expenses partially offset by reductions to accrued liabilities as we made settlement payments to certain private insurers of $3.2 million, performance compensation payments related to the 2009 year, and paid investigation and restatement related costs accrued at the end of 2009.

Cash used in investing activities for the three months ended March 31, 2010 and 2009 was $3.6 million and $4.4 million.

Cash provided by financing activities for the three months ended March 31, 2010 was $0.3 million while cash used by financing activities for the quarter ended March 31, 2009 was $10.0 million, due to principal repayments on our revolving credit agreement.

Critical Accounting Policies and Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2009 Form 10-K.

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

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements.  Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.  During the quarter ended March 31, 2010, there were no material changes from our contractual obligations presented in our 2009 Form 10-K.

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

Our interest income is dependent on changes in the general level of U.S. dollar interest rates. Our cash and cash equivalents consist of money market funds and various deposit accounts.  Due to the nature and value of our investments, we have concluded that we do not have material interest rate risk exposure.  An immediate 10 percent increase or decrease in interest rates would not have a material adverse impact on our future operating results or cash flows.

The table below presents principal amounts and related weighted average interest rates as of March 31, 2010 for our cash and cash equivalents as well as the balance of our loan receivable (in thousands):

Cash, cash equivalents, restricted cash equivalents and investments	$65,252
Average interest rate earned on cash and cash equivalents	less than 0.01%
Loan receivable	$2,762
Average interest rate on loan receivable	7.0%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at March 31, 2010 are denominated primarily in U.S. dollars; however, we also maintain significant balances in euros, British pounds, Swedish kroner, Swiss Francs, Australian dollars and Costa Rican colones.  A 10 percent change in the March 31, 2010 exchange rates for these currencies would have an impact on pre-tax income of approximately $1.2 million.

We have not used derivative financial instruments to hedge against foreign currency exchange risk. Our objective to minimize foreign currency gains and losses has been managed by maintaining only enough cash necessary for immediate working capital requirements in accounts denominated in currencies other than the U.S. dollar and holding the majority of our cash and cash equivalents in U.S. dollar accounts.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Pursuant to this evaluation, our CEO and CFO concluded that, as of March 31, 2010, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses that management has identified in our internal control over financial reporting.

We have taken steps and are taking the actions described more fully below under “Remediation Activities” to remediate the material weaknesses in our internal control over financial reporting.  We also strive to enhance our processes to enable us to provide complete and accurate public disclosure on a timely basis.  As previously reported, the restatement of our consolidated financial statements for the years ended December 31, 2007 and 2006 and for the quarter ended March 31, 2008, resulted in an inability to timely file our periodic reports from May 2008 through November 2009.   Management will not consider our disclosure controls and procedures to be effective at the reasonable assurance level until we are able to consistently file required reports with the SEC on a timely basis.

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

Management identified the following control deficiencies that constitute material weaknesses that are not fully remediated as of the filing date of this report.

1.               We did not maintain an effective control environment with the sufficient complement of personnel, procedures for gathering and disseminating information pertinent to our financial reporting (information and communication) or activities that effectively monitor the performance of controls. Specifically:

•                  Control environment.  We did not maintain the sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of GAAP commensurate with our financial reporting requirements.

•                  Information and communication.   We did not maintain effective procedures for communicating to all relevant personnel our accounting policies, the importance of consistent application of our accounting policies, and essential data required to properly apply GAAP to our transactions. Specifically, we did not have appropriate procedures to provide reasonable assurance that non-routine terms in business arrangements with financial reporting implications are communicated completely, accurately or in a timely manner to our accounting personnel. As a result, accounting personnel did not have the necessary information to determine the financial reporting consequences of certain transactions.

•                  Monitoring of controls.   We did not maintain effective monitoring activities to provide reasonable assurance that breakdowns in the operation of controls would be timely detected and corrected. As a result, we did not detect deficiencies in compliance with our accounting policies on a timely basis.

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

•                  We did not maintain effective controls related to our accounting for stockholders’ equity to provide reasonable assurance that stock-based compensation expense was accurately recorded.

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

These material weaknesses resulted in material errors in and the restatement of our annual and interim financial statements for 2006, 2007 and the first quarter of 2008, and resulted in adjustments and revisions to our annual and interim financial statements for the second, third and fourth quarters of 2008, and fourth quarter of 2009.  Additionally, these material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, management has concluded that there are no material changes in internal controls over financial reporting which occurred during the quarter ended March 31, 2010; however, we have made progress toward implementing enhancements during the period from January 1, 2010 through the date of this filing to remediate our material weaknesses in the internal controls over financial reporting as discussed above.

REMEDIATION ACTIVITIES

Overview

Management continues to implement, certain remediation measures to address the above-described material weaknesses and enhance our system of internal control over financial reporting. These measures include (a) enhancing our communication process by initiating a specific and targeted communication plan involving the executive leadership and the board of directors; (b) taking certain personnel actions; (c) implementing standard contracts throughout our agent and distributor network and a review of non-standard contracts; (d) adopting and communicating a revised revenue recognition policy; (e) enhancing our financial reporting policies, procedures and processes involving account reconciliations, journal entries and corresponding supporting documentation; (f) designing and implementing training programs; and (g) changing monitoring practices concerning the review of key accounting controls and processes. However, some of the enhancements we have implemented have not been in place for a sufficient period of time to demonstrate that their design and implementation were effective.

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

Remediation Actions for Existing Material Weaknesses

Management expects the ongoing remediation efforts outlined below to address the identified material weaknesses and to enhance our overall financial control environment. During the quarter ended March 31, 2010, there were no material changes to the remediation plan which was previously disclosed in the 2009 Form 10-K.

Control Environment.  We continue to enhance and change our staffing and training requirements to maintain the sufficient complement of personnel; as such, accounting staff changes have occurred, such as re-assignment of roles and responsibilities or the hiring of additional accounting personnel.  The new members of the accounting staff have sufficient experience for their roles and responsibilities based on prior public company experience.

Information and Communication.  Management continues to evaluate and enhance controls to develop a more formalized process for monitoring, updating and disseminating non-routine transactions to facilitate a complete and timely review by accounting personnel. Remediation efforts to date include:

•                  We have implemented a control where by standard contract templates are used for all stocking distributors and sales agents. New contracts are reviewed by finance and legal personnel for conformity. Proposed deviations from the standard contract template are subject to reviews and approval according to our delegation of authority policy, which requires financial and legal officer approval.  This control has been implemented; however, the effectiveness assessment of this control is ongoing.

•                  We have implemented a global contractual agreement database related to existence, completeness, approval and retention of global contractual agreements amongst the various departments. We have also established and filled a contract administrator position that reports to the General Counsel and is responsible for gathering and maintaining the database for all contracts and amendments thereto as well as checking that all required approvals have been obtained. This remediation effort is ongoing.

•                  We require specific employees to certify annually that they have read and understand our Revenue Recognition policy and require sales, marketing, finance, accounting, customer service, order entry, credit and collections personnel to attend periodic revenue-recognition training. The policy and training programs are designed to provide our personnel with an appropriate level of knowledge, experience and training in the application of GAAP to commensurate with their responsibilities and our financial reporting requirements. As part of developing this training program, current management established a process to identify specific information that (a) is material to the application of our revenue recognition policies and (b) must be communicated from the sales staff to the accounting function. This remediation effort is ongoing.

•                  We communicated our revised delegation of authority policies. The delegation of authority policies includes the communication and approval channels in the areas of certain commercial terms, sourcing, capital investments and treasury activities, including requirements relating to communication, authorization and support criteria for specified types of modifications to standard contracts or other arrangements. Management has made certain changes to business practices to facilitate the adherence to the revised delegation of authority policies.  The effectiveness assessment of these changes is ongoing.

•                  We have revised and are revising our policies and procedures related to mergers and acquisitions, accruals, account reconciliations, and accounting reviews. Further enhancements are required to validate that documentation is maintained to support account reconciliations, reviews and corresponding journal entries. The further revision or development of these policies and procedures and the required training is ongoing.

Monitoring.  We continue to enhance our ability to assess the accuracy of the consolidated financial statements and whether business practices are consistent with our stated accounting policies and procedures. Additionally, we continue to review and assess the sufficiency of our accounting and internal audit resources. Remedial efforts have included:

•                  The accounting department implemented additional preventive and detective controls to monitor revenue recognition including: (a) a process to review distributor purchasing history and period end inventory levels in order to analytically verify the adequacy and accuracy of our sell-through estimation process and detect improper revenue recognition and (b) lag time analyses for returns and exchanges to analyze the reasonableness of our accounting estimates for returns and exchanges and detect potential improper recognition of net revenue.  These procedures have been implemented; however, the effectiveness assessment is still ongoing.

•                  We have made enhancements to our account reconciliation process governing account reconciliation content, supporting evidence, format, review and approval procedures. The account reconciliation process assists us in monitoring the consistent application of GAAP throughout our worldwide operations.  This effort is ongoing.

•                  We have implemented a risk based internal audit methodology which is based on ongoing risk assessments, input of business unit and functional leadership, and provides the checks and balances that controls are designed appropriately and operating effectively. Hiring of additional internal audit staff is in process.

The material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this quarterly report. The Audit Committee continues to oversee management’s implementation plan for the above-referenced remedial measures and continues to monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the internal controls environment, as well as policies and procedures to enhance the overall effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We discuss our material legal proceedings in Note 7, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements.  In addition to the matters specifically described in Note 7 we are involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.  Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately. We record reserves for claims and lawsuits when they are probable and reasonably estimable.  Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of the matters described in Note 7.  For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters.  If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

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

As described in “Part I—Item 4—Controls and Procedures,” we are currently in the process of remediating our identified material weaknesses. Management’s continuing evaluation and work to enhance our internal control over financial reporting will require the dedication of additional resources and management time and expense. If we fail to establish and maintain adequate internal control over financial reporting, including any failure to implement remediation measures and enhancements for internal controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed.

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

A failure to remain current in our filings may have material impacts on our business and liquidity.

If we are not able to remain current in our filings with the SEC, we will face several adverse consequences and restrictions. We will not be able to have a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering a public offering of securities, declared effective by the SEC, or make offerings pursuant to existing registration statements; we will not be able to make an offering to any purchasers not qualifying as “accredited investors” under certain “private placement” rules of the SEC under Regulation D; we will not be eligible to use a “short form” registration statement on Form S-3 for a period of at least 12 months after the time we become current in our periodic and current reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); we will not be able to deliver the requisite annual report and proxy statement to our stockholders to hold our annual stockholders meeting; our employees cannot be granted stock options, nor will they be able to exercise stock options registered on Form S-8, because Form S-8 would not be available to us; and our Common Stock may be delisted from the NASDAQ Stock Market. These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain employees.

The Review (as defined below) and resulting restatement, SEC and DOJ investigations and other investigations, legal and administrative proceedings have increased our costs and could result in fines, injunctions, orders, and penalties which could materially adversely affect our business, financial condition, results of operations, and liquidity.

As previously reported, during 2009 and 2008, we experienced substantial delays in filing our periodic reports as a result of issues identified during a review of certain accounting and financial reporting matters as well as certain insurance billing and healthcare compliance practices conducted under the direction of our Audit Committee (the “Review”), which began in July 2008. The Review was completed in August 2009 and the results were reported to the Audit Committee and to the Board. In July 2008, we also commenced a separate comprehensive review of our accounting policies and procedures, financial reporting, internal controls and corporate governance. We completed this comprehensive review in November 2009, and as a result of our comprehensive review and the Review we made extensive organizational and operational changes, and improved our internal controls. As a result of errors and possible irregularities identified by the Review and management’s review and analysis of certain accounting matters, we restated our financial statements for: the years ended December 31, 2007, 2006, 2005, and 2004; the quarter ended March 31, 2008 and each of the quarters for the years ended December 31, 2007 and 2006 in our Form 10-K for the year ended December 31, 2008 filed on November 18, 2009, or the 2008 Form 10-K.

We are involved in ongoing material legal proceedings and the actions currently pending result primarily from matters relating to our restatement and Review as well as from intellectual property related litigation and claims. See Note 7, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements.  These proceedings and other legal actions may harm our business or liquidity in the future.

We have incurred substantial cost and expenses for legal and accounting services due to the Review and resulting SEC and DOJ investigations. These matters will likely continue to divert our management’s time and attention and cause us to continue to incur substantial costs and expenses. Such investigations can also lead to fines or injunctions or orders with respect to future activities. We could incur substantial additional costs to defend and resolve litigation, investigations or proceedings arising out of or related to these matters. In addition, we could be exposed to enforcement or other actions with respect to these matters by the SEC’s Division of Enforcement, the DOJ or other federal or state agencies. At this point, we are unable to predict the duration, scope or result of these investigations or whether any of these agencies will commence any legal action. Any such investigations may result in us being subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

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

Our medical device products and operations are subject to extensive regulation by the Food and Drug Administration, or FDA, and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things: design, development and manufacturing; testing, labeling and storage; clinical trials; product safety; marketing, sales and distribution; pre-market clearance and approval; record keeping procedures; advertising and promotions; recalls and field corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and product import and export.

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

During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. We are subject to numerous federal and state regulations. As part of our internal compliance program, we review our sales and marketing materials, contracts and programs with counsel, and require employees and marketing representatives to participate in regular training. We also have adopted and train our personnel on the code of conduct for Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association, or AdvaMed, a leading trade association representing medical device manufacturers. Most recently, we amended our Code of Business Conduct and Ethics, the “Code of Ethics,” in August 2009. Originally adopted in 2004 to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, the Code of Ethics was amended to qualify as well as a “code of conduct” under the current Federal Sentencing Guidelines and “Compliance Program Guidance for Pharmaceutical Manufacturers” 68 FR 23731 (May 5, 2003) applicable to medical device companies as published by the Office of Inspector General for the Department of Human Services. The Code of Ethics applies to all of our directors, officers, employees and agents. It also serves as an essential element of our Corporate Compliance Program, as announced in August 2009. However, we can give no assurances that our compliance program will ensure that the Company is in compliance with existing or future applicable laws and regulations. If our compliance program fails to meet its objectives, or if we otherwise fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Our accounting policies and methods require management to make judgments and estimates about matters that are inherently uncertain, which may result in our actual results differing significantly from those generated by our judgments and estimates.

Our accounting policies and methods require management to exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with generally accepted accounting principles in the U.S., or GAAP, and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. See Note 3, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for a description of our significant accounting policies in our 2009 Form 10-K.

The accounting policies we have identified as critical to the presentation of our financial condition and results of operations are described in “Part II — Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2009 Form 10-K.  We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain at the end of a period and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of estimates. Estimates are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our estimates may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our estimates. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be significantly inaccurate.

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

In the absence of a credit facility as a possible source of liquidity, our ability to meet our working capital needs and to fund capital expenditures will depend on our ability to generate cash from operations and effectively manage our cash balances. This is subject to general economic, financial, competitive and other factors that may be beyond our control. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flows. See Note 7, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements for further discussion on legal proceedings. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements; however, we cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to fund our other liquidity needs.

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

We compete in a market characterized by rapidly changing technology. We may not be able to keep pace with technology or to develop viable new products. Our future financial performance will depend in part on our ability to develop and manufacture new products in a cost-effective manner, to introduce these products to the market on a timely basis, and to achieve market acceptance of these products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include capital constraints, research and development delays, and delays in acquiring regulatory approvals. Our new products and new product introductions may fail to achieve expected levels of market acceptance. Factors impacting the level of market acceptance include our ability to successfully implement new technologies, the timeliness of our product introductions, our product pricing strategies, our available financial and technological resources for product promotion and development, our ability to show clinical benefit from our products, and the availability of reimbursement for our products as discussed in the risk factor titled “Changes in coverage and reimbursement for procedures using our products could affect physicians” below.

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

After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or Premarket Approval, or PMA. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA approval in the first instance, but the FDA may review any manufacturer’s decision and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. FDA guidance documents define when to submit premarket notifications for new or modified devices. These guidance documents also define modifications for which a new 510(k) is not required. We have modified some of our marketed devices, and have determined that in certain instances new 510(k) clearances or PMA approvals are not required. No assurance can be given that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

Failure to obtain FDA clearance or approval for our products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or approval of a PMA submission from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. There is no assurance that we will be able to obtain FDA clearance or approval for any of our new products on a timely basis, or at all. Failure to obtain FDA clearance or approval for our new products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

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

If we or our third-party suppliers fail to comply with FDA’s Quality System Regulations, our manufacturing operations could be interrupted and our sales and our ability to generate profits could suffer.

We and certain of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products in these jurisdictions. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. If our facilities or those of our suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions: untitled letters; warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, recall, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products; withdrawing 510(k) clearances on PMA approvals that have already been granted; refusal to grant export approval for our products; or criminal prosecution.

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

Further, as part of the Obama Administration’s efforts to pass extensive federal healthcare reforms, there have already been several new legislative initiatives which could have a negative impact on the demand for our products and our business. It is unclear at this time how these initiatives would influence policies on coverage and reimbursement. Nor can we predict whether the proposed reform measures, if adopted, or any federal legislation enacted in the future will have any impact on our revenues, profit margins, profitability, operating cash flows and results of operations.

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

International operations are generally subject to a number of risks, including: protectionist laws, business practices, licenses, tariffs and other trade barriers that favor local competition; multiple, conflicting and changing governmental laws and regulations, such as tax laws regulating intercompany transactions; difficulties in managing foreign operations, including staffing, seasonality of operations, dependence on local vendors, and collecting accounts receivable; loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection; foreign currency exchange rate fluctuations; and political and economic instability.

We derived 24.9 percent and 25.5 percent of our total product sales for the quarter ended March 31, 2010 and 2009, respectively, from customers located outside of the Americas. We expect international revenue to remain a significant percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Our high-volume disposable devices and controllers are manufactured at our Company-owned facility in an industrial park in San Jose, Costa Rica. If our Costa Rica facility is not able to produce sufficient quantities of our controllers and products with adequate quality, or if our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to: changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God (including but not limited to potential disruptive effects from an active volcano near the facility); and other issues associated with significant operations that are remote from our headquarters and operations centers. Additionally, continued growth in product sales could outpace the ability of our Costa Rican operation to supply ordered products on a timely basis or cause us to take actions within our supply and manufacturing operations which increase costs, complexity and timing. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. Additionally, we cannot assure you that alternative manufacturing facilities would offer the same cost structure as our Costa Rica facility.

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

If we fail to effectively manage our growth, then our business, financial condition and operating results could be adversely affected.

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

As previously reported, on September 1, 2009, an affiliate of One Equity Partners, or OEP, a private equity firm, acquired our Series A Preferred Stock. See “Part II — Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” in our 2009 Form 10-K for a description of this transaction. As a result of this transaction, OEP became the largest beneficial owner of our stock. At this time, assuming conversion of the Series A Preferred Stock to our Common Stock, including make-whole amounts as defined in the Certificate of Designation for the Series A Preferred Stock but excluding outstanding options and warrants held by other parties, OEP would represent an ownership interest of approximately 17.7 percent of our voting stock. In connection with this transaction, we expanded the Board of Directors to eight members and granted OEP the right to nominate two directors. Effective September 1, 2009, Messrs. Gregory Belinfanti and Christian Ahrens, both Partners of OEP, were appointed to our Board of Directors.

Consequently, OEP may have the ability to influence our Board of Directors and matters requiring stockholder approval, subject to the restrictions placed on OEP by the Securities Purchase Agreement, including without limitation OEP’s agreement to vote for any director nominated by the Board and to comply with the terms of the standstill.

From and after the first anniversary of the investment, OEP, is free to convert the Series A Preferred Stock into our Common Stock and, subject to the registration requirements of the federal securities laws, dispose of such stock, which could result in a decrease of the market price of our Common Stock, particularly if such dispositions are made in the open market and are substantial.

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

In addition, pursuant to the Registration Rights Agreement between us and the holders of our Series A Preferred Stock, if a registration statement is not timely filed or does not become effective in accordance with the requirements of the Registration Rights Agreement, a Registration Default, then we shall pay the holders of the Series A Preferred Stock 2.00 percent per annum of the original liquidation preference of the Series A Preferred Stock, accruing from the date of the Registration Default until the Registration Default is cured.

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

The market price of our Common Stock could fluctuate substantially in the future. Investors may be unable to resell our Common Stock at or above their purchase price. This volatility may subject our stock price to material fluctuations due to the factors discussed in this “Risk Factors” section, and other factors including market reaction to acquisitions and trends in sales, marketing, and research and development; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of Common Stock by existing stockholders.

As previously reported, as of September 1, 2009, OEP owns all of our outstanding Series A Preferred Stock. From and after the first anniversary of its investment, or September 1, 2010, OEP may convert the Series A Preferred Stock into our Common Stock and, subject to the registration requirements of the federal securities laws, dispose of such stock, which could result in a decrease of the market price of our Common Stock, particularly if such dispositions are made in the open market and are substantial.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: May 5, 2010	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: May 5, 2010	/s/ Todd Newton
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Forward-Looking Statements