Form 10-Q
period 2010-06-30
ARTHROCARE CORP
filed 2010-08-03
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b.2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 29, 2010, the number of outstanding shares of the Registrant’s Common Stock was 27,008,256.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended June 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$83,181	$57,386
Accounts receivable, net of allowances of $2,984 and $4,069 at June 30, 2010 and December 31, 2009, respectively	44,739	45,789
Inventories, net	42,183	48,628
Deferred tax assets	6,727	12,983
Prepaid expenses and other current assets	5,818	6,563
Total current assets	182,648	171,349

Property and equipment, net	45,254	47,386
Intangible assets, net	14,761	17,975
Goodwill	118,604	119,076
Deferred tax assets	30,526	30,526
Other assets	4,373	4,816
Total assets	$396,166	$391,128

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,897	$14,299
Accrued liabilities	34,032	46,077
Deferred tax liabilities	—	3
Deferred revenue	—	4,508
Income tax payable	—	195
Total current liabilities	46,929	65,082

Deferred tax liabilities	280	303
Other non-current liabilities	4,800	4,844
Total liabilities	52,009	70,229

Commitments and contingencies (Notes 6 and 7)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at June 30, 2010 and December 31, 2009; Redemption value: $87,089	72,118	70,504

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued and outstanding: 27,006 shares at June 30, 2010 and 26,886 shares at December 31, 2009	27	27
Treasury stock: 4,005 shares at June 30, 2010 and 4,019 shares at December 31, 2009	(108,351)	(108,724)
Additional paid-in capital	382,774	379,921
Accumulated other comprehensive income	3,154	1,645
Accumulated deficit	(5,565)	(22,474)
Total stockholders’ equity	272,039	250,395
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$396,166	$391,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

 (in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$84,631	$77,513	$171,248	$153,081
Royalties, fees and other	4,154	3,297	8,148	6,519
Total revenues	88,785	80,810	179,396	159,600

Cost of product sales	28,840	22,073	55,773	43,869

Gross profit	59,945	58,737	123,623	115,731
Operating expenses:
Research and development	8,543	9,508	17,693	17,870
Sales and marketing	27,908	30,471	55,728	60,137
General and administrative	9,095	12,172	18,077	24,120
Amortization of intangible assets	1,554	1,588	3,121	3,174
Investigation and restatement related costs	528	7,306	1,571	16,030
Reimbursement services	24	98	45	266
Total operating expenses	47,652	61,143	96,235	121,597

Income (loss) from operations	12,293	(2,406)	27,388	(5,866)
Interest and other expense, net	(89)	(940)	(190)	(2,132)
Foreign exchange loss, net	(1,075)	(989)	(4,035)	(1,135)
Interest and other expense, net	(1,164)	(1,929)	(4,225)	(3,267)

Income (loss) before income taxes	11,129	(4,335)	23,163	(9,133)

Income tax provision	3,047	(1,646)	6,254	63

Net income (loss)	8,082	(2,689)	16,909	(9,196)

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(812)	—	(1,614)	—

Net income (loss) available to common stockholders	$7,270	$(2,689)	$15,295	$(9,196)

Weighted average shares outstanding:
Basic	26,976	26,810	26,958	26,798
Diluted	27,352	26,810	27,295	26,798

Earnings (loss) per common share:
Basic	$0.22	$(0.10)	$0.47	$(0.34)
Diluted	$0.22	$(0.10)	$0.46	$(0.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$16,909	$(9,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,094	11,804
Provision for doubtful accounts receivable and product returns	(556)	1,890
Inventory and warranty provision	4,779	1,948
Non-cash stock compensation expense	3,626	2,392
Deferred taxes	6,072	110
Unrealized foreign exchange loss	4,448	147
Other	701	208
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	3,338	4,635
Inventories	2,236	5,579
Prepaid expenses and other assets	1,794	1,247
Accounts payable	(2,369)	(1,870)
Accrued liabilities	(16,191)	3,312
Deferred revenue	(4,508)	631
Net cash provided by operating activities	32,373	22,837

Cash flows from investing activities:
Purchases of property and equipment	(6,904)	(8,352)
Payments for business combinations and purchases of intangible assets	(84)	(472)
Other	32	(190)
Net cash used in investing activities	(6,956)	(9,014)

Cash flows from financing activities:
Repayments on revolving credit agreement	—	(10,000)
Proceeds from exercise of options to purchase common stock, net of issuance costs	797	—
Net cash provided by (used in) financing activities	797	(10,000)

Effect of exchange rate changes on cash and cash equivalents	(419)	305

Net increase in cash and cash equivalents	25,795	4,128
Cash and cash equivalents, beginning of period	57,386	33,506
Cash and cash equivalents, end of period	$83,181	$37,634

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare” or the “Company”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2009 Annual Report on Form 10-K filed on March 15, 2010 (“2009 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2010 and December 31, 2009, the results of its operations and cash flows for the three and six month periods ended June 30, 2010 and 2009.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

First Quarter 2010 Accounting Corrections

Our results for the six months ended June 30, 2010 include reductions of stock compensation expense to correct forfeiture calculation errors in prior periods. The impact of the error was an overstatement of operating expenses of $0.4 million in the year ended December 31, 2008 and $0.7 million in the year ended December 31, 2009. To correct this error, we recorded reductions of $0.8 million to general and administrative expense and $0.3 million to sales and marketing expense in the condensed consolidated statement of operations for the quarter ended March 31, 2010. We have determined that the impact of this uncorrected error is immaterial to all prior periods, to the quarter and six month period ended June 30, 2010 and we expect them to be immaterial to our results for the year ending December 31, 2010.

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

NOTE 2 — COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Comprehensive income (loss):
Net income (loss)	$16,909	$(9,196)
Foreign currency translation adjustments	1,503	3,198
Comprehensive income (loss)	$18,412	$(5,998)

NOTE 3 — COMPUTATION OF EARNINGS (LOSS) PER SHARE

The Company’s Series A 3% Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) has participation rights in dividends issued to common stockholders.  As a result, the Company calculates earnings per share using the two class method for periods ending after September 1, 2009, the date on which the Company issued the Series A Preferred Stock.  The following is a reconciliation of net income (loss) applicable to common stockholders and the number of shares used in the calculation of basic and diluted earnings (loss) per share applicable to common stockholders (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss) available to common stockholders	$7,270	$(2,689)	$15,295	$(9,196)
Series A Preferred Stock interest in undistributed earnings	1,286	—	2,706	—
Net income (loss) used in computation of earnings per share available to common stockholders	5,984	(2,689)	12,589	(9,196)

Basic:
Weighted-average common shares outstanding	26,976	26,810	26,958	26,798
Basic earnings (loss) per share available to common stockholders	$0.22	$(0.10)	$0.47	$(0.34)

Diluted:
Weighted-average common shares outstanding	26,976	26,810	26,958	26,798
Dilutive effect of options	300	—	272	—
Dilutive effect of unvested restricted stock	76	—	65	—
Weighted-average common stock and common stock equivalents	27,352	26,810	27,295	26,798
Diluted earnings (loss) per share available to common stockholders	$0.22	$(0.10)	$0.46	$(0.34)

Stock awards excluded from calculation as their effect would be anti-dilutive	1,977	1,980	2,049	1,980
Common stock issuable upon conversion of the Series A Preferred Stock	5,806	—	5,806	—

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 4 — INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	June 30,	December 31,
	2010	2009

Raw materials	$10,237	$8,937
Work-in-process	9,456	6,990
Finished goods	31,228	39,081
	50,921	55,008
Inventory valuation reserves	(8,738)	(6,380)
Inventories, net	$42,183	$48,628

NOTE 5 — ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	June 30, 2010	December 31, 2009

Insurance dispute reserve	$10,838	$15,268
Compensation	12,391	15,007
Agent commissions	1,678	2,106
Royalties and discounts	1,627	2,943
Legal fees and arbitration accrual	1,681	2,862
Professional fees	1,082	2,748
Other	4,735	5,143
	$34,032	$46,077

The Company entered into settlement and release agreements in the six month period ended June 30, 2010 with certain private insurers related to cases in which letters of protection were held by its DiscoCare subsidiary.  The Company agreed to pay these insurers an aggregate of $4.8 million, which reduced the Company’s accrued insurance dispute reserve when paid in 2010.

NOTE 6 — COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases and recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.6 million and $1.5 million for the quarters ended June 30, 2010 and 2009, respectively, and was $3.2 million and $2.9 million for the six month periods ended June 30, 2010 and 2009, respectively.  During the six month period ended June 30, 2010, there were no material changes from the Company’s lease obligations presented in its 2009 Form 10-K.

Purchase Commitments

The Company is a party to a variety of agreements pursuant to which it may be obligated to purchase products from other parties.  Typically, these obligations arise in the context of contracts entered into by the Company in the normal course of business.  During the six months ended June 30, 2010, there were no material changes from the Company’s contractual obligations presented in its 2009 Form 10-K.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the six month period ended June 30, 2010, the Company advanced $1.8 million in payments and has recorded additional liabilities for $0.7 million at June 30, 2010 under these indemnity agreements.  We expect to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

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

DOJ Investigation

The Department of Justice (“DOJ”) is investigating certain of the Company’s activities including past sales, accounting, and billing procedures primarily in relation to the operation of the Company’s Spine business unit. The DOJ is also reviewing the Company’s relationship with its DiscoCare subsidiary. The Company is cooperating with this investigation. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

On October 28, 2008, and thereafter, the two putative securities class actions and the shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas. On December 10, 2008, Lead Plaintiffs and Lead Plaintiffs’ counsel were appointed in the putative consolidated securities class action. The Lead Plaintiff filed an Amended Consolidated Class Action Complaint on December 18, 2009, seeking unspecified monetary damages and interest.  ArthroCare filed a Motion to Dismiss the Amended Consolidated Class Action Complaint on February 16, 2010.  On July 20, 2010, the federal court issued a ruling granting in part and denying in part ArthroCare’s Motion to Dismiss, permitting certain claims related to statements after December 11, 2007 to continue.

At this stage of the above described Federal Court actions, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sports Medicine	$54,711	$49,845	$115,160	$100,019
ENT	25,175	22,645	46,920	42,884
Spine	4,745	5,023	9,168	10,178
Total product sales	$84,631	$77,513	$171,248	$153,081

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

United States	$56,768	$55,035	$118,352	$108,814
Non-United States (1)	27,863	22,478	52,896	44,267
Total product sales	$84,631	$77,513	$171,248	$153,081

(1) No additional locations are individually significant.

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	June 30, 2010	December 31, 2009

United States	$30,229	$31,791
Costa Rica	13,392	13,693
Other	6,006	6,719
Total long-lived assets	$49,627	$52,203

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

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business is divided into three business units: Sports Medicine, ENT, and Spine. Each business unit markets and sells its products in two principal geographic markets: Americas (North and South America) and International (all other geographies).

As previously reported, during 2009 and 2008, we experienced substantial delays in filing our periodic reports as a result of issues identified during a review of certain accounting and financial reporting matters as well as certain insurance billing and healthcare compliance practices conducted under the direction of our Audit Committee (the “Review”), which began in July 2008. The Review was completed in August 2009 and the results were reported to the Audit Committee and to the Board. In July 2008, we also commenced a separate comprehensive review of our accounting policies and procedures, financial reporting, internal controls and corporate governance. We completed this comprehensive review in November 2009, and as a result of our comprehensive review and the Review, we made extensive organizational and operational changes and improved our internal controls.  During the year ended December 31, 2009, our results of operations, financial position and cash flows were adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and through the third quarter of 2009, our failure to maintain compliance with covenants in our previous five year revolving Credit Agreement (the “Credit Agreement”) that was entered into on January 13, 2006 with a syndicate of banks (collectively, the “Lenders”). In connection with the Review and restatement, we identified errors in our accounting and material weaknesses in our internal control over financial reporting. As described in “Part I—Item 4—Controls and Procedures,” we are still in the process of remediating certain of these identified material weaknesses.

First Quarter 2010 Accounting Corrections

Our results for the six months ended June 30, 2010 include reductions of stock compensation expense to correct forfeiture calculation errors in prior periods. The impact of the error was an overstatement of operating expenses of $0.4 million in the year ended December 31, 2008 and $0.7 million in the year ended December 31, 2009. To correct this error, we recorded reductions of $0.8 million to general and administrative expense and $0.3 million to sales and marketing expense in the condensed consolidated statement of operations for the quarter ended March 31, 2010. We have determined that the impact of this uncorrected error is immaterial to all prior periods, to the quarter and six month period ended June 30, 2010 and we expect them to be immaterial to our results for the year ending December 31, 2010.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales Growth

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our direct sales employees, independent sales agents and independent distributors.  We also contract manufacture disposable surgical devices for use in Sports Medicine procedures for another medical devices company.  Reported product sales increased 9.2 percent and 11.9 percent for the quarter and six month period ended June 30, 2010, respectively, compared to the same time periods in 2009. We also generate revenue from royalties and fees from licensing of our products and technology to other companies and earn other revenues from shipping and handling costs billed to customers.

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

Gross Product Margin

Gross product margin as a percentage of product sales for the quarter and six month period ended June 30, 2010 was 65.9 percent and 67.4 percent, respectively, compared to 71.5 percent and 71.3 percent for the same periods in 2009.  Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, and certain stock based compensation costs associated with manufacturing and operations personnel. Cost of product sales also includes amortization of controller units that are placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and the cost of controller units are capitalized and amortized into cost of product sales over the useful life of the controller unit. Most of our manufactured products are produced at our Costa Rica facility which has experienced stable operations. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.

Operating Margin

Operating margin is our income (loss) from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, general and administrative and amortization of intangible assets.  Operating margin for the quarter and six month period ended June 30, 2010 was 13.8 percent and 15.3 percent, respectively, when compared to negative 3.0 percent and negative 3.7 percent for the same periods in 2009.  During the quarter and six month period ended June 30, 2009, our operating expenses were higher when compared to the same periods in 2010 due to expenses incurred in connection with the Review and the restatement of our financial statements.

Net Earnings

Net earnings represent the net income or loss in the period. Net earnings will be affected by the same trends that impact our revenues, gross product margin and operating margin. In addition, net earnings will also be affected by other income and expenses, such as interest expense, foreign currency gains and losses and income taxes.  Interest expense and bank fees were lower in the quarter and six month period ended June 30, 2010 as we repaid all outstanding bank borrowings on September 1, 2009. We expect that we will report foreign currency gains or losses each period due primarily to changes in the value of the euro, British pound and Australian dollar versus the U.S. dollar.

Our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we have a tax holiday that extends through December 2015.  In years of loss, our effective tax rate may exceed the U.S. statutory rate depending on the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets.

Results of Operations

Results of operations for the three and six months ended June 30, 2010 and 2009 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$84,631	95.3%	$77,513	95.9%	$171,248	95.5%	$153,081	95.9%
Royalties, fees and other	4,154	4.7%	3,297	4.1%	8,148	4.5%	6,519	4.1%
Total revenues	88,785	100.0%	80,810	100.0%	179,396	100.0%	159,600	100.0%

Cost of product sales	28,840	32.5%	22,073	27.3%	55,773	31.1%	43,869	27.5%

Gross profit	59,945	67.5%	58,737	72.7%	123,623	68.9%	115,731	72.5%

Operating expenses:
Research and development	8,543	9.6%	9,508	11.8%	17,693	9.9%	17,870	11.2%
Sales and marketing	27,908	31.4%	30,471	37.7%	55,728	31.1%	60,137	37.7%
General and administrative	9,095	10.2%	12,172	15.1%	18,077	10.1%	24,120	15.1%
Amortization of intangible assets	1,554	1.8%	1,588	2.0%	3,121	1.7%	3,174	2.0%
Investigation and restatement- related costs	528	0.7%	7,306	9.0%	1,571	0.8%	16,030	10.0%
Reimbursement services	24	0.0%	98	0.1%	45	0.0%	266	0.2%
Total operating expenses	47,652	53.7%	61,143	75.7%	96,235	53.6%	121,597	76.2%

Income (loss) from operations	12,293		(2,406)		27,388		(5,866)
Interest and other expense, net	(1,164)		(1,929)		(4,225)		(3,267)

Income (loss) before income taxes	11,129		(4,335)		23,163		(9,133)

Income tax provision	3,047		(1,646)		6,254		63

Net income (loss)	8,082		(2,689)		16,909		(9,196)

Accrued dividends and accretion charges on Series A 3% Convertible Preferred Stock	(812)		—		(1,614)		—

Net income (loss) available to common stockholders	$7,270		$(2,689)		$15,295		$(9,196)

Weighted-average shares outstanding:
Basic	26,976		26,810		26,958		26,798
Diluted	27,352		26,810		27,295		26,798

Earnings (loss) per common share:
Basic	$0.22		$(0.10)		$0.47		$(0.34)
Diluted	$0.22		$(0.10)		$0.46		$(0.34)

Product Sales

Product sales by business unit and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Three Months Ended
	June 30, 2010				June 30, 2009
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$37,701	$17,010	$54,711	64.7%	$35,429	$14,416	$49,845	64.3%
ENT	21,196	3,979	25,175	29.7%	19,466	3,179	22,645	29.2%
Spine	2,557	2,188	4,745	5.6%	2,630	2,393	5,023	6.5%
Total product sales	$61,454	$23,177	$84,631	100.0%	$57,525	$19,988	$77,513	100.0%

% Net product sales	72.6%	27.4%	100.0%		74.2%	25.8%	100.0%

	Six Months Ended				Six Months Ended
	June 30, 2010				June 30, 2009
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$82,092	$33,068	$115,160	67.2%	$71,258	$28,761	$100,019	65.3%
ENT	39,611	7,309	46,920	27.4%	36,773	6,111	42,884	28.0%
Spine	4,838	4,330	9,168	5.4%	5,758	4,420	10,178	6.7%
Total product sales	$126,541	$44,707	$171,248	100.0%	$113,789	$39,292	$153,081	100.0%

% Net product sales	73.9%	26.1%	100.0%		74.3%	25.7%	100.0%

Our reported Sports Medicine product sales in the Americas increased $2.3 million, or 6.4 percent, in the second quarter of 2010 compared to the same period in 2009. Our proprietary product sales declined approximately $2.9 million.  Of this decline, approximately half was related to lower volume and half related to reductions in average sales prices.  Offsetting the decline in proprietary product sales was an increase of $5.2 million in contract manufacturing volume pursuant to an existing supply and distribution agreement with Smith & Nephew.

Our reported Sports Medicine product sales in the Americas increased $10.8 million, or 15.2 percent, in the first six months of 2010 compared to the same period in 2009. Sports Medicine product sales for the Americas included the recognition of $6.6 million of product sales from prior periods that were deferred pending resolution of certain contract issues with customers which were resolved in the quarter ended March 31, 2010. Proprietary product sales in the first six months declined approximately $4.0 million.  Of this decline, approximately half was related to lower sales volume and half related to reductions in average sales prices.  Offsetting the decline in proprietary product sales was an increase of $8.2 million in contract manufacturing volume pursuant to an existing supply and distribution agreement with Smith & Nephew.

Product sales in our ENT business unit increased $2.5 million, or 11.2 percent, and $4.0 million, or 9.4 percent, for the quarter and six month period ended June 30, 2010, respectively, compared to the same periods in 2009.  For both the quarter and six month period ended June 30, 2010 product sales increased as a result of increased Coblation sales and improved average sales price due to a price increase that went into effect in late 2009. The increase in Coblation sales is attributed to greater market share in tonsillectomy and adenoidectomy procedures as well as the continued development of our International markets, particularly our Asia Pacific region. Additionally, our Rapid Rhino product line increased ENT product revenue 2.3 percent and 1.9 percent for the quarter and six month period ended June 30, 2010 when compared to the same periods in 2009, primarily as a result of increased sales volumes.

Product sales in our Spine business unit decreased $0.3 million, or 5.5 percent, and $1.0 million, or 9.9 percent, in the quarter and six month period ended June 30, 2010, respectively, compared to the same periods in 2009.  In the Americas, PDD SpineWand sales were negatively affected by a Centers for Medicare & Medicaid Services, or CMS, negative reimbursement determination in September 2008.  Demand for Parallax products in the United States, our primary Parallax market, was negatively impacted by studies published in 2009 that challenged whether patient outcomes were positively impacted by vertebroplasty procedures.

In total, International product sales across all business units increased $3.2 million or 16.0 percent and $5.4 million or 13.8 percent during the quarter and six month period ended June 30, 2010, respectively, compared with the same periods in 2009.  Product sales increased by $1.9 million and $5.0 million for the quarter and six month period ended June 30, 2010, respectively, in the Company’s direct International markets when compared to the same periods in 2009, while sales to distributors increased by $1.3 million and $0.4 million for the quarter and six month period ended June 30, 2010 when compared to the same periods in 2009. Product sales were also affected by changes in foreign exchange rates used to translate foreign currency sales from international markets to the Company’s U.S. dollar reporting currency.  Changes in foreign currency rates decreased the U.S. dollar reported value of local currency product sales by $0.3 million, or 1.4 percent, for the quarter ended June 30, 2010 compared to the same period in 2009.  Changes in foreign currency rates increased the U.S. dollar reported value of local currency product sales by $1.5 million, or 3.9 percent, for the six month period ended June 30, 2010 compared to the same period in 2009.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology, shipping and handling costs billed to customers. Such revenues increased $0.9 million, or 26.0 percent, and $1.6 million, or 25.0 percent, during the quarter and six month period ended June 30, 2010, respectively, compared to the same periods in 2009.  The increase for both the quarter and six month period ended June 30, 2010 was primarily a result of increased royalties from third parties that use our radio frequency, or RF, technology pursuant to a license.

Cost of Product Sales

Cost of product sales for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$23,988	28.3%	$17,470	22.5%	$46,251	27.0%	$35,836	23.4%
Controller amortization	2,646	3.1%	2,227	2.9%	5,005	2.9%	4,394	2.9%
Other	2,206	2.7%	2,376	3.1%	4,517	2.7%	3,639	2.4%
Total cost of product sales	$28,840	34.1%	$22,073	28.5%	$55,773	32.6%	$43,869	28.7%

Gross product margin as a percentage of product sales was 65.9 percent and 67.4 percent during the quarter and six month period ended June 30, 2010, respectively, compared to 71.5 percent and 71.3 percent for the same periods in 2009.  Gross product margin was lower for both the quarter and six month period ended June 30, 2010 due to increased revenue from contract manufactured product which generally are sold at a lower average sales price, but for which we do not incur sales commission expense.  Additionally excess and obsolescence charges increased $1.7 million and $2.5 million for the quarter and six month period ended June 30, 2010, respectively. Obsolescence charges increased as a result of new product introductions, anticipated to occur over the next 12 months, that will replace existing inventory and excess charges increased primarily due to demand for products that support double-row shoulder repair procedures being lower than anticipated.

Operating Expenses

Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$8,543	9.6%	$9,508	11.8%	$17,693	9.9%	$17,870	11.2%
Sales and marketing	27,908	31.4%	30,471	37.7%	55,728	31.1%	60,137	37.7%
General and administrative	9,095	10.2%	12,172	15.1%	18,077	10.1%	24,120	15.1%
Amortization of intangible assets	1,554	1.8%	1,588	2.0%	3,121	1.7%	3,174	2.0%
Investigation and restatement-related costs	528	0.7%	7,306	9.0%	1,571	0.8%	16,030	10.0%
Reimbursement services	24	0.0%	98	0.1%	45	0.0%	266	0.2%
Total operating expenses	$47,652	53.7%	$61,143	75.7%	$96,235	53.6%	$121,597	76.2%

Research and development expense decreased $1.0 million and $0.2 million during the quarter and six month period ended June 30, 2010, respectively, compared to the same periods in 2009.  Research and development costs in the second quarter of 2009 included one-time charges associated with third party service contracts that have since terminated offset by an increase in compensation expense as a result of increased headcount.

Sales and marketing expense decreased $2.6 million and $4.4 million, to 31.4 percent and 31.1 percent of total revenues, during the quarter and six month period ended June 30, 2010, respectively, compared to 37.7 percent of total revenues for the same periods in 2009.  Sales and marketing expense as a percentage of total revenues decreased as a result of previously deferred revenue that was recognized in the first quarter of 2010 and an increase in contract manufacturing product sales which do not incur commission expense.  Additionally sales and marketing expenses decreased as a result of lower product demonstration costs and a decrease in bad debt allowance requirements due to accounts receivable collection and aging improvements.  Finally, Spine sales and marketing expense in the Americas decreased $1.1 million and $2.8 million for the quarter and six month period ended June 30, 2010, respectively, compared to the same periods in 2009 as we restructured our Spine distribution channel from primarily a direct sales organization to agents.

General and administrative expense decreased $3.1 million and $6.0 million, to 10.2 percent and 10.1 percent of total revenues during the quarter and six month period ended June 30, 2010, respectively, compared to 15.1 percent of total revenues for the same periods in 2009.  The decrease for both the quarter and six month period ended June 30, 2010 was primarily a result of lower legal fees after the completion of the arbitration matter involving Gyrus and Ethicon in December 2009, partially offset by an increase in accounting and compliance personnel.

Investigation and restatement expenses decreased to $0.5 million and $1.6 million, or 0.7 percent and 0.8 percent of total revenues, during the quarter and six month period ended June 30, 2010, respectively, compared to 9.0 percent and 10.0 percent for the same periods in 2009.  The decrease in both periods is primarily as a result of completing the Review and restatement process in November of 2009.  Additionally, investigation and restatement expenses in the second quarter of 2010 are net of insurance recoveries for legal fees of $0.6 million.  We expect to continue to incur during 2010 legal defense costs in connection with the DOJ, SEC and shareholder and derivative class action matters arising from the Review and restatement, which will continue to be classified as investigation and restatement expense in future periods.

Interest and Other Expense, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest and other expense, net	$(89)	$(940)	$(190)	$(2,132)
Foreign exchange loss, net	(1,075)	(989)	(4,035)	(1,135)
Interest and other expense, net	$(1,164)	$(1,929)	$(4,225)	$(3,267)

Interest and other expense, net decreased $0.8 million and $1.9 million for the quarter and six month periods ended June 30, 2010 to the same periods in 2009 primarily as a result of paying off our outstanding Credit Agreement in September 2009.  During the fourth quarter of 2009 the company identified an error related to the translation of foreign currencies into U.S. dollars for certain subsidiaries.  The impact of this error was recorded in the quarter ended December 31, 2009 as management determined that the impact of the error was not material to the year.  Had management recorded the impact of the error in the first two quarters of 2009 the foreign exchange loss would have been a foreign currency gain of $3.4 million and $2.2 million for the quarter and six month period ended June 30, 2009, respectively.

Income Tax Provision (Benefit)

Our effective tax rate for the quarter and six month period ended June 30, 2010 was 27.0 percent compared to negative 38.0 percent and 0.7 percent for the same periods in 2009.  The federal research and experimentation credit expired on December 31, 2009, and as of June 30, 2010, the credit had not been extended.  In January 2009, the U.S. Treasury issued temporary cost-sharing regulations and we decided to adjust our intercompany payments for all open tax years.  Accordingly we recorded additional income tax expense of approximately $3.6 million in the quarter ended March 31, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had $135.7 million in working capital, compared to $106.3 million at December 31, 2009.  Cash and cash equivalents increased from $57.4 million at December 31, 2009 to $83.2 million at June 30, 2010.  Since the repayment and termination of our Credit Agreement on September 1, 2009, cash and cash equivalents are our principal source of liquidity.  We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

Cash provided by operating activities for the six months ended June 30, 2010 was $32.4 million and differed from our net income of $16.9 million due to non-cash expenses partially offset by reductions to accrued liabilities as we paid settlements to certain private insurers of $4.8 million, performance based compensation to employees related to the 2009 year, and investigation and restatement related costs that were accrued at the end of 2009.

Cash used in investing activities for the six months ended June 30, 2010 and 2009 was $7.0 million and $9.0 million, which was primarily related to the purchase of property and equipment, including controller units.

Cash provided by financing activities for the six months ended June 30, 2010 was $0.8 million while cash used by financing activities for the six months ended June 30, 2009 was $10.0 million, due to principal repayments on our revolving credit agreement.

Critical Accounting Policies and Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2009 Form 10-K.

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

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements.  Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.  During the six months ended June 30, 2010, there were no material changes from our contractual obligations presented in our 2009 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing interest rates and foreign currency exchange rates that may impact, adversely or otherwise, our financial condition, results of operations or cash flows. Although payments under the operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.  We have not historically used derivative financial instruments to manage these market risks and we do not plan to do so in the future.

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

The table below presents principal amounts and related weighted average interest rates as of June 30, 2010 for our cash and cash equivalents as well as the balance of our loan receivable (in thousands):

Cash, cash equivalents, and investments	$83,228
Average interest rate earned on cash and cash equivalents	less than 0.01%
Loan receivable	$2,644
Average interest rate on loan receivable	7.0%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at June 30, 2010 are denominated primarily in U.S. dollars; however, we also maintain significant balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the June 30, 2010 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.3 million.

We have not used derivative financial instruments to hedge against foreign currency exchange risk and do not anticipate doing so in the future. Our objective to minimize foreign currency gains and losses has been managed by maintaining only enough cash necessary for immediate working capital requirements in accounts denominated in currencies other than the U.S. dollar and holding the majority of our cash and cash equivalents in U.S. dollar accounts.

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

Pursuant to this evaluation, our CEO and CFO concluded that, as of June 30, 2010, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses that management has identified in our internal control over financial reporting.

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

Management identified the following control deficiencies that constitute material weaknesses that existed as of December 31, 2009 and are not fully remediated.

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

These material weaknesses led to erroneous judgments regarding the application of GAAP and resulted in errors in the preparation of our financial statements. These material weaknesses also contributed to the continued existence of the material weaknesses described in items 2 and 3 below.

As discussed in further detail below, the previously disclosed material weaknesses relating to accounting for revenue have been remediated as of the date of this filing.  Accordingly, we have concluded these material weaknesses related to the control environment, information and communication and monitoring of controls no longer impact accounting for revenue.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The following represent material changes in our internal control over financial reporting during the quarter ended June 30, 2010 that pertain to the remediation of our material weaknesses in the internal control over financial reporting as discussed below. No other material changes in our internal control over financial reporting occurred during the period.

Management previously concluded that we did not maintain effective controls related to our accounting for revenue to provide reasonable assurance that (a) our accounting policy for revenue recognition was appropriately applied to the individual facts and circumstances of our various distributor, sales agent or customer agreements; (b) revenue was recognized in the correct reporting period in accordance with the terms of our sales contracts and our practice for replacing product that was lost or damaged during shipment; (c) appropriate collectibility assessments were performed prior to recognizing revenue; (d) our policies for returns and exchanges were consistently followed; and, (e) revenue was recorded on a net basis with respect to all rebates or other payments due to customers.

Management concluded that certain remediation activities and internal control improvements previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2010 and our Form 10-K for the year ended December 31, 2009 have been in place for a sufficient period of time as of the date of this filing to demonstrate that their design and implementation are effective.  Accordingly, management believes that material weaknesses related to accounting for revenue, including those aspects of the material weaknesses related to the control environment, information and communication and monitoring of controls that impact accounting for revenue, have been remediated as of the date of this filing.

REMEDIATION ACTIVITIES

Overview

Management continues to monitor, evaluate and improve upon certain remediation measures that have been implemented to address the above-described material weaknesses that remain as of the end of the period covered by this report and the date of this filing. These measures include (a) further enhancements to our financial reporting policies, procedures and processes involving account reconciliations, journal entries and corresponding supporting documentation; (b) designing appropriate training programs; and (c) changing monitoring practices concerning the review of key accounting controls and processes to ensure consistent compliance to established procedures and policies.

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

Remediation Actions for Existing Material Weaknesses

Management believes that substantial progress has been made in addressing the deficiencies described above.  Personnel have been added to the accounting function with knowledge, experience and training suitable to our financial reporting requirements and design changes have been made in the accounting organization to better align personnel to specific accounting activities and responsibilities.  Efforts have been made to strengthen communication flow between business and accounting personnel to provide a sufficient level of assurance that essential data required to properly apply GAAP to our transactions is completely and accurately communicated to our accounting personnel in a timely manner. More rigorous routines have been implemented to detect and correct breakdowns in the operation of controls and to detect deficiencies in compliance with our accounting policies.  In addition, we have now fully staffed our internal audit department.

We have revised and, in some cases, are continuing to revise our policies and procedures with respect to the preparation, review, supervision, and monitoring of accounting operations, including those related to acquisition accounting.  Specific policies and procedures are being developed for the purpose of providing reasonable assurance that account reconciliations are properly performed and that such reconciliations and resulting journal entries are reviewed for completeness and accuracy; that foreign currency transactions and balances are valued accurately in our consolidated financial statements; that stock-based compensation expense is accurately recorded each period; and that expenses are recorded in the proper accounting period.  Although the evaluation of the sufficiency of this progress is ongoing, management believes that significant progress has been made toward remediating this material weakness.

The material weaknesses identified by management and discussed above are not fully remediated as of the date of the filing of this quarterly report. The Audit Committee continues to oversee management’s implementation plan for the above-referenced remedial measures and continues to monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the internal controls environment, as well as policies and procedures that are designed to enhance the overall effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We discuss our material legal proceedings in Note 7, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements.  In addition to the matters specifically described in Note 7, we are involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.  Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.  We record reserves for claims and lawsuits when they are probable and reasonably estimable.  Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of the matters described in Note 7.  For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters.  If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

ITEM 1A.  RISK FACTORS

This section identifies specific risks that should be considered carefully in evaluating our business. Any of these risks could adversely affect our business, results of operations or financial condition. Although we believe that these risks represent the material risks relevant to us, our business and our industry, new material risks may emerge that we are currently unable to predict. As a result, this description of the risks that affect our business and our industry is not exhaustive. The risks discussed below could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in Exhibit 99.1, Forward-Looking Statements.

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

The Review and resulting restatement, SEC and DOJ  investigations and other investigations, legal and administrative proceedings have increased our costs and could result in fines, injunctions, orders, and penalties which could materially adversely affect our business, financial condition, results of operations, and liquidity.

As previously reported, during 2009 and 2008, we experienced substantial delays in filing our periodic reports as a result of issues identified during the Review.  The Review was completed in August 2009 and the results were reported to the Audit Committee and to the Board. In July 2008, we also commenced a separate comprehensive review of our accounting policies and procedures, financial reporting, internal controls and corporate governance. We completed this comprehensive review in November 2009, and as a result of our comprehensive review and the Review, we made extensive organizational and operational changes and improved our internal controls. As a result of errors and possible irregularities identified by the Review and management’s review and analysis of certain accounting matters, we restated our financial statements for: the years ended December 31, 2007, 2006, 2005, and 2004; the quarter ended March 31, 2008 and each of the quarters for the years ended December 31, 2007 and 2006 in our Form 10-K for the year ended December 31, 2008 filed on November 18, 2009, or the 2008 Form 10-K.

We are involved in ongoing material legal proceedings and the actions currently pending result primarily from matters relating to our restatement and Review. See Note 7, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements.  These proceedings and other legal actions may harm our business or liquidity in the future.

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

Our accounting policies and methods require management to exercise judgment in applying many of these accounting policies and methods so that these policies and methods comply with generally accepted accounting principles in the U.S., or GAAP, and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. See Note 3, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2009 Form 10-K for a description of our significant accounting policies.

The accounting policies we have identified as critical to the presentation of our financial condition and results of operations are described in “Part II — Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2009 Form 10-K.  We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain at the end of a period and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of estimates. Estimates are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our estimates may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our estimates. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be significantly inaccurate.

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

Our primary competitors across all of our operating units consist of Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson, Cardinal Health/Allegiance, Olympus (through their Gyrus subsidiary), Arthrex, Inc. Cook Medical and various reprocessing operations. These competitors tend to be large, well-financed companies with diverse product lines who may have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant price discounts as a competitive tactic. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the U.S. have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products instead of our competitors’ products to the extent the purchase would cause them to lose discounts on our competitors’ products. In addition, we are aware of several small companies offering alternative treatments for back pain and other ailments or indications that may indirectly compete with our products.

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

In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or approval of a PMA submission from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. However, as was the case in our recent submission for 510(k) clearance of Coblator IQ ENT Plasma Wands, the FDA has a high degree of latitude when evaluating submissions and may determine that a proposed device submitted for 510(k) clearance is not substantially equivalent (“NSE”) to a predicate device.  This NSE determination means that the device is automatically reclassified into Class III and the Company cannot market the device in the U.S. unless it is either approved through the PMA process or reclassified into Class I or Class II based on further submissions with supporting data. A new submission may require clinical data. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The FDA is currently considering changes to the 510(k) process which may make it more difficult or time consuming to obtain 510(k) clearance.  The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. There is no assurance that we will be able to obtain FDA clearance or approval for any of our new products on a timely basis, or at all. Failure to obtain FDA clearance or approval for our new products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, which would adversely affect our financial condition.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

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

If we or our third-party suppliers fail to comply with the FDA’s Quality System Regulations, our manufacturing operations could be interrupted and our sales and our ability to generate profits could suffer.

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

We commercially introduced our Coblation technology product lines in December 1995. Our Coblation technology product lines accounted for more than two-thirds of our product sales in 2009 and the six month period ended June 30, 2010, and we are highly dependent on these sales. We cannot assure you that we will be able to continue to manufacture arthroscopy products based on our Coblation technology in commercial quantities at acceptable costs, or that we will be able to continue to market such products successfully.

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

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline. In addition, we may need to revise our research and development plans if a program or programs no longer are commercially viable. Such changes could cause our stock price to decline or experience periods of volatility.

President Obama signed the Patient Protection and Affordable Care Act in March of 2010. The legislation imposes significant new taxes on medical device makers which will result in a significant increase in the tax burden on our industry, and could have a material, negative impact on our results of operations and our cash flows. Other elements of this legislation such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could significantly change the way healthcare is developed and delivered, and may materially impact many aspects of our business.

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

We are dependent on warehouses in the U.S. and Belgium owned and operated by Deutsche Post DHL, Inc. If our ability to use these warehouses is disrupted, we may be unable to supply products to our customers on a timely basis, which could materially adversely affect our business.

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

We derived 26.1 percent and 25.7 percent of our total product sales for the six months ended June 30, 2010 and 2009, respectively, from customers located outside of the Americas. We expect international revenue to remain a significant percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Our high-volume disposable devices and controllers are manufactured at our Company-owned facility in an industrial park in San Jose, Costa Rica. If our Costa Rica facility is not able to produce sufficient quantities of our controllers and products with adequate quality, or if our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to: changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God (including but not limited to potential disruptive effects from an active volcano near the facility or earthquakes, hurricanes and other natural disasters); and other issues associated with significant operations that are remote from our headquarters and operations centers. Additionally, continued growth in product sales could outpace the ability of our Costa Rican operation to supply ordered products on a timely basis or cause us to take actions within our supply and manufacturing operations which increase costs, complexity and timing. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. Additionally, we cannot assure you that alternative manufacturing facilities would offer the same cost structure as our Costa Rica facility.

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

As previously reported, on September 1, 2009, an affiliate of One Equity Partners, or OEP, a private equity firm, acquired our Series A Preferred Stock. See “Part II — Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2009 Form 10-K for a description of this transaction. As a result of this transaction, OEP became the largest beneficial owner of our stock. At this time, assuming conversion of the Series A Preferred Stock to our Common Stock, including make-whole amounts as defined in the Certificate of Designation for the Series A Preferred Stock but excluding outstanding options and warrants held by other parties, OEP would represent an ownership interest of approximately 17.7 percent of our voting stock. In connection with this transaction, we expanded the Board of Directors to eight members and granted OEP the right to nominate two directors. Effective September 1, 2009, Messrs. Gregory Belinfanti and Christian Ahrens, both partners of OEP, were appointed to our Board of Directors.

Consequently, OEP may have the ability to influence our Board of Directors and matters requiring stockholder approval, subject to the restrictions placed on OEP by the Securities Purchase Agreement, including without limitation OEP’s agreement to vote for any director nominated by the Board and to comply with the terms of the standstill.

From and after the first anniversary of the investment, OEP is free to convert the Series A Preferred Stock into our Common Stock and, subject to the registration requirements of the federal securities laws, dispose of such stock, which could result in a decrease of the market price of our Common Stock, particularly if such dispositions are made in the open market and are substantial.

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: August 3, 2010	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: August 3, 2010	/s/ Todd Newton
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Forward-Looking Statements