Form 10-Q
period 2010-09-30
ARTHROCARE CORP
filed 2010-11-01
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 27, 2010, the number of outstanding shares of the Registrant’s Common Stock was 27,031,539.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended September 30, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

 (in thousands, except par value data)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$113,036	$57,386
Accounts receivable, net of allowances of $2,697 and $4,069 at September 30, 2010 and December 31, 2009, respectively	42,422	45,789
Inventories, net	39,563	48,628
Deferred tax assets	3,812	12,983
Prepaid expenses and other current assets	4,864	6,563
Total current assets	203,697	171,349

Property and equipment, net	43,097	47,386
Intangible assets, net	13,329	17,975
Goodwill	119,281	119,076
Deferred tax assets	34,370	30,526
Other assets	4,344	4,816
Total assets	$418,118	$391,128

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,401	$14,299
Accrued liabilities	37,996	46,077
Deferred tax liabilities	56	3
Deferred revenue	—	4,508
Income tax payable	—	195
Total current liabilities	52,453	65,082

Deferred tax liabilities	294	303
Other non-current liabilities	11,953	4,844
Total liabilities	64,700	70,229

Commitments and contingencies (Notes 6 and 7)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at September 30, 2010 and December 31, 2009; Redemption value: $87,089	72,938	70,504

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued and outstanding: 27,029 shares at September 30, 2010 and 26,886 shares at December 31, 2009	27	27
Treasury stock: 4,005 shares at September 30, 2010 and 4,019 shares at December 31, 2009	(108,351)	(108,724)
Additional paid-in capital	381,994	379,921
Accumulated other comprehensive income	3,938	1,645
Retained earnings (accumulated deficit)	2,872	(22,474)
Total stockholders’ equity	280,480	250,395
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$418,118	$391,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

 (in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Product sales	$84,312	$76,408	$255,560	$229,489
Royalties, fees and other	3,570	3,110	11,718	9,629
Total revenues	87,882	79,518	267,278	239,118

Cost of product sales	29,029	24,316	84,802	68,185

Gross profit	58,853	55,202	182,476	170,933
Operating expenses:
Research and development	9,383	9,229	27,076	27,099
Sales and marketing	26,669	28,563	82,397	88,700
General and administrative	9,295	11,981	27,372	36,101
Amortization of intangible assets	1,564	1,583	4,685	4,757
Investigation and restatement related costs	317	9,293	1,888	25,323
Reimbursement services	25	46	70	312
Total operating expenses	47,253	60,695	143,488	182,292

Income (loss) from operations	11,600	(5,493)	38,988	(11,359)
Interest and other expense, net	(96)	(1,207)	(286)	(3,339)
Foreign exchange gain (loss), net	1,323	(446)	(2,712)	(1,581)
Interest and other income (expense), net	1,227	(1,653)	(2,998)	(4,920)

Income (loss) before income taxes	12,827	(7,146)	35,990	(16,279)

Income tax provision (benefit)	3,570	(2,719)	9,824	(2,656)

Net income (loss)	9,257	(4,427)	26,166	(13,623)

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(820)	(27,252)	(2,434)	(27,252)
Net income (loss) available to common stockholders	$8,437	$(31,679)	$23,732	$(40,875)

Weighted average shares outstanding:
Basic	27,017	26,838	26,972	26,798
Diluted	27,323	26,838	27,299	26,798

Earnings (loss) per common share:
Basic	$0.26	$(1.18)	$0.72	$(1.53)
Diluted	$0.25	$(1.18)	$0.72	$(1.53)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$26,166	$(13,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,740	17,695
Provision for doubtful accounts receivable and product returns	(695)	3,095
Inventory and warranty provision	6,094	2,571
Non-cash stock compensation expense	5,761	3,824
Deferred taxes	9,824	—
Unrealized foreign exchange gain	(2,055)	(568)
Other	502	700
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	2,550	7,206
Inventories	3,700	4,367
Prepaid expenses and other assets	6,476	(450)
Accounts payable	(1,140)	(1,524)
Accrued liabilities	(7,780)	4,831
Deferred revenue	(4,508)	1,298
Net cash provided by operating activities	63,635	29,422

Cash flows from investing activities:
Purchases of property and equipment	(8,816)	(12,109)
Payments for business combinations and purchases of intangible assets	(83)	(443)
Disbursement of loan receivable	168	(180)
Maturities and other changes in cash and cash equivalents	39	2,989
Net cash used in investing activities	(8,692)	(9,743)

Cash flows from financing activities:
Proceeds from issuance of Series A Redeemable Convertible 3% Preferred Stock	—	69,466
Proceeds from Employee Stock Purchase Plan	128	—
Repayments on revolving credit agreement	—	(55,000)
Proceeds from exercise of options to purchase common stock, net of issuance costs	972	—
Net cash provided by financing activities	1,100	14,466

Effect of exchange rate changes on cash and cash equivalents	(393)	659

Net increase in cash and cash equivalents	55,650	34,804
Cash and cash equivalents, beginning of period	57,386	33,506
Cash and cash equivalents, end of period	$113,036	$68,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare” or the “Company”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2009 Annual Report on Form 10-K filed on March 15, 2010 (“2009 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2010 and December 31, 2009, the results of its operations for the three and nine month periods ended September 30, 2010 and 2009, and its cash flows for the nine month periods ended September 30, 2010 and 2009.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

First Quarter 2010 Accounting Corrections

Our results for the nine months ended September 30, 2010 include reductions of stock compensation expense to correct forfeiture calculation errors in prior periods. The impact of the error was an overstatement of operating expenses of $0.4 million in the year ended December 31, 2008 and $0.7 million in the year ended December 31, 2009. To correct this error, we recorded reductions of $0.8 million to general and administrative expense and $0.3 million to sales and marketing expense in the quarter ended March 31, 2010. We have determined that the impact of this uncorrected error is immaterial to all prior periods, and the correction is immaterial to the quarter and nine month periods ended September 30, 2010 and we expect it to be immaterial to our results for the year ending December 31, 2010.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. The Company is currently assessing its implementation of this new guidance, but does not expect it to have a material impact on the consolidated financial statements.

NOTE 2 — COMPREHENSIVE INCOME (LOSS)

The following table presents comprehensive income (loss) (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Comprehensive income (loss):
Net income (loss)	$26,166	$(13,623)
Foreign currency translation adjustments	2,293	4,031
Comprehensive income (loss)	$28,459	$(9,592)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss) available to common stockholders	$8,437	$(31,679)	$23,732	$(40,875)
Series A Preferred Stock interest in undistributed earnings	1,492	—	4,196	—
Net income (loss) used in computation of earnings per share available to common stockholders	6,945	(31,679)	19,536	(40,875)

Basic:
Weighted-average common shares outstanding	27,017	26,838	26,972	26,798
Basic earnings (loss) per share available to common stockholders	$0.26	$(1.18)	$0.72	$(1.53)

Diluted:
Weighted-average common shares outstanding	27,017	26,838	26,972	26,798
Dilutive effect of options	235	—	260	—
Dilutive effect of unvested restricted stock	71	—	67	—
Weighted-average common stock and common stock equivalents	27,323	26,838	27,299	26,798
Diluted earnings (loss) per share available to common stockholders	$0.25	$(1.18)	$0.72	$(1.53)

Stock awards excluded from calculation as their effect would be anti-dilutive	2,105	1,950	2,067	1,950
Common stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806	5,806

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 4 — INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	September 30,	December 31,
	2010	2009

Raw materials	$9,449	$8,937
Work-in-process	10,745	6,990
Finished goods	28,924	39,081
	49,118	55,008
Inventory valuation reserves	(9,555)	(6,380)
Inventories, net	$39,563	$48,628

NOTE 5 — ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	September 30, 2010	December 31, 2009

Compensation	$16,841	$15,007
Insurance dispute reserve	10,937	15,268
Agent commissions	1,570	2,106
Royalties and discounts	1,557	2,943
Legal fees and arbitration accrual	1,068	2,862
Professional fees	925	2,748
Other	5,098	5,143
	$37,996	$46,077

The Company entered into settlement and release agreements in the nine month period ended September 30, 2010 with certain private insurers related to cases in which letters of protection were held by its DiscoCare subsidiary.  The Company agreed to pay these insurers an aggregate of $4.8 million, which reduced the Company’s accrued insurance dispute reserve.

On October 29, 2010 the Company entered a Settlement Agreement and Release (the “Settlement Agreement”) with Farmers Insurance, comprised of Mid-Century Insurance Company, Farmers Insurance Exchange, Truck Insurance Exchange, Farmers Texas County Mutual Insurance Company, 21st Century Insurance Company, 21st Century Company of the Southwest, Bristol West Insurance Company, Security National Insurance Company and its parents, subsidiaries (direct and indirect), affiliates, officers, directors, employees, and agents (collectively, “Farmers”) regarding prior claims for reimbursement made to Farmers related to cases in which letters of protection were held by the Company’s subsidiary DiscoCare, Inc. Pursuant to the Settlement Agreement, Farmers and the Company have each released the other generally from any claims, demands, losses and liabilities occurring prior to the date of the Settlement Agreement, other than third party claims. In consideration of the mutual releases, and without admitting any liability or wrongdoing, the Company has agreed to pay Farmers an aggregate of $1,200,000. In addition, the Company has agreed that it will not seek payment from Farmers on any pending SpineWand® claims for which the SpineWand® surgical device was provided in exchange for a letter of protection.

NOTE 6 — COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases and recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.5 million for the quarters ended September 30, 2010 and 2009, and was $4.7 million and $4.5 million for the nine month periods ended September 30, 2010 and 2009, respectively.  During the nine month period ended September 30, 2010, there were no material changes from the Company’s lease obligations presented in its 2009 Form 10-K.

Purchase Commitments

The Company is a party to a variety of agreements pursuant to which it may be obligated to purchase products from other parties.  Typically, these obligations arise in the context of contracts entered into by the Company in the normal course of business.  During the nine months ended September 30, 2010, there were no material changes from the Company’s contractual obligations presented in its 2009 Form 10-K.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the nine month period ended September 30, 2010, the Company advanced $2.8 million in payments and has recorded additional liabilities for $0.3 million at September 30, 2010 under these indemnity agreements.  We expect to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

NOTE 7 — LITIGATION AND CONTINGENCIES

In addition to the matters specifically described below, the Company is involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on the Company’s business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

The Company records reserves for claims and lawsuits when they are probable and reasonably estimable. Except as otherwise specifically noted, the Company currently cannot determine the ultimate resolution of or the amount of monetary damages sought as relief in the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, the Company has not recognized in its consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against the Company, it could have a material adverse effect on the Company’s earnings, liquidity and financial condition.

The Company continues to gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of legal counsel.

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

Proposed Settlement of Derivative Actions

On October 18, 2010, the Company, its directors and officers insurance carriers, and the plaintiffs in the Federal Court and State Court derivative actions agreed in principal to a settlement.   Under the terms of the proposed settlement, the director and officer insurers will collectively pay $8 million to the Company, on behalf of the individuals named as defendants in the Federal Court and State Court derivative actions, to settle the State and Federal Derivative actions.  From the $8 million payment to the Company, the lawyers for the plaintiffs will be entitled to seek an award of legal fees and costs from the Federal Court in an amount not to exceed $2.25 million.   The agreement also provides that the directors’ and officers’  insurers will pay the Company an additional $2  million for a broad mutual release by the Company and the insurers of any further rights or obligations under the directors’ and officers’ liability insurance policies. The settlement calls for certain mutually acceptable governance changes and is subject to approval of the former officers and directors who are parties to the derivative actions, an agreement by those former officers and directors to release the Company’s directors’ and officers’ liability insurance carriers of any further rights or obligations under the applicable directors’ and officers’ liability insurance policies, the execution of a full and final settlement agreement, and the approval of the settlement of the derivative actions by the U.S. District Court, Western District of Texas.

At this stage of the above described Federal Court and State Court actions, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

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

Product sales by business unit for the periods shown were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sports Medicine	$56,973	$50,608	$172,133	$150,619
ENT	23,015	21,276	69,935	64,168
Spine	4,324	4,524	13,492	14,702
Total product sales	$84,312	$76,408	$255,560	$229,489

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

United States	$56,889	$52,777	$175,241	$161,591
Non-United States (1)	27,423	23,631	80,319	67,898
Total product sales	$84,312	$76,408	$255,560	$229,489

(1) No additional locations are individually significant.

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	September 30, 2010	December 31, 2009

United States	$28,386	$31,791
Costa Rica	13,103	13,693
Other	5,952	6,719
Total long-lived assets	$47,441	$52,203

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

As previously reported, during 2009 and 2008, we experienced substantial delays in filing our periodic reports as a result of issues identified during a review of certain accounting and financial reporting matters as well as certain insurance billing and healthcare compliance practices conducted under the direction of our Audit Committee (the “Review”), which began in July 2008. The Review was completed in August 2009 and the results were reported to the Audit Committee and to the Board. In July 2008, we also commenced a separate comprehensive review of our accounting policies and procedures, financial reporting, internal controls and corporate governance. We completed this comprehensive review in November 2009, and as a result of our comprehensive review and the Review, we made extensive organizational and operational changes and improved our internal controls.  During the year ended December 31, 2009, our results of operations, financial position and cash flows were adversely affected by the effect that the Review and the restatement had on our management and employees, the significant costs of the Review and restatement, and, until its repayment on September 1, 2009, our failure to maintain compliance with covenants in our previous five year revolving credit agreement until we repaid the borrowings under this facility on September 1, 2009. In connection with the Review and restatement, we identified errors in our accounting and material weaknesses in our internal control over financial reporting. As described in “Part I—Item 4—Controls and Procedures,” we are still in the process of remediating certain of these identified material weaknesses.

First Quarter 2010 Accounting Corrections

Our results for the nine months ended September 30, 2010 include reductions of stock compensation expense to correct forfeiture calculation errors in prior periods. The impact of the error was an overstatement of operating expenses of $0.4 million in the year ended December 31, 2008 and $0.7 million in the year ended December 31, 2009. To correct this error, we recorded reductions of $0.8 million to general and administrative expense and $0.3 million to sales and marketing expense in the condensed consolidated statement of operations for the quarter ended March 31, 2010. We have determined that the impact of this uncorrected error is immaterial to all prior periods, and that the correction is immaterial to the quarter and nine month period ended September 30, 2010 and we expect it to be immaterial to our results for the year ending December 31, 2010.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales Growth

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our direct sales employees, independent sales agents and independent distributors.  We anticipate that disposable device sales and implants will remain the key component of our product sales for the indefinite future.  We also generate revenue from royalties and fees from licensing of our products and technology to other companies and earn other revenues from shipping and handling costs billed to customers.

We also contract manufacture disposable surgical devices for use in Sports Medicine procedures for another medical devices company.   In the quarter ended September 30, 2010, product revenue from contract manufacturing was $10.3 million, which represents an unusually high amount compared to the same quarter in 2009 when product revenue from contract manufacturing was $3.9 million.  In the fourth quarter of 2010, we anticipate contract manufacturing revenue will decline significantly as most of our projected second half of 2010 deliveries occurred in the third quarter.

Reported product sales increased 10.3 percent and 11.4 percent for the quarter and nine month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The Company’s total revenue target for 2010 is $356 million, representing an increase of 7.3% over 2009 revenue.  Total revenue through the nine-months ended September 30, 2010 was $267.3 million, implying fourth quarter of 2010 total revenue at our target would be approximately $88.7 million, which would be 4% lower than total revenue in the fourth quarter of 2009 of $92.5 million.

Gross Product Margin

Gross product margin as a percentage of product sales for the quarter and nine month period ended September 30, 2010 was 65.6 percent and 66.8 percent, respectively, compared to 68.2 percent and 70.3 percent for the same periods in 2009.  Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel and costs of product shipped to our customers. Cost of product sales also includes the amortization of controller units that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and the cost of controller units are capitalized and amortized into cost of product sales over the useful life of the controller unit. Most of our manufactured products are produced at our Costa Rica facility which has experienced stable operations. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.

Operating Margin

Operating margin is our income (loss) from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities as well as the amortization of intangible assets.  Operating margin for the quarter and nine month period ended September 30, 2010 was 13.2 percent and 14.6 percent, respectively, and negative 6.9 percent and negative 4.8 percent for the same periods in 2009.  During the quarter and nine month period ended September 30, 2009, our operating expenses were higher when compared to the same periods in 2010 due primarily to expenses incurred in connection with the Review and the restatement of our financial statements.

In October 2010, we reduced the Americas sales and marketing personnel in our Spine unit.  All affected positions will be eliminated before the end of 2010 and we will incur approximately $0.4 million of severance expense in the fourth quarter in connection with this reduction in force.

Net Earnings

Net earnings represent the net income or loss in the period. Net earnings will be affected by the same trends that impact our revenues, gross product margin and operating margin. In addition, net earnings will also be affected by other income and expenses, such as interest expense, foreign currency gains and losses and income taxes.  Interest expense and bank fees were lower in the quarter and nine month period ended September 30, 2010 as we repaid all outstanding bank borrowings on September 1, 2009. We expect that we will report foreign currency gains or losses each period due primarily to changes in the value of the euro, British pound and Australian dollar versus the U.S. dollar.

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

Results of Operations

Results of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$84,312	95.9%	$76,408	96.1%	$255,560	95.6%	$229,489	96.0%
Royalties, fees and other	3,570	4.1%	3,110	3.9%	11,718	4.4%	9,629	4.0%
Total revenues	87,882	100.0%	79,518	100.0%	267,278	100.0%	239,118	100.0%

Cost of product sales	29,029	33.0%	24,316	30.6%	84,802	31.7%	68,185	28.5%

Gross profit	58,853	67.0%	55,202	69.4%	182,476	68.3%	170,933	71.5%

Operating expenses:
Research and development	9,383	10.7%	9,229	11.6%	27,076	10.1%	27,099	11.3%
Sales and marketing	26,669	30.3%	28,563	35.9%	82,397	30.8%	88,700	37.1%
General and administrative	9,295	10.6%	11,981	15.1%	27,372	10.2%	36,101	15.1%
Amortization of intangible assets	1,564	1.8%	1,583	2.0%	4,685	1.8%	4,757	2.0%
Investigation and restatement-related costs	317	0.4%	9,293	11.6%	1,888	0.7%	25,323	10.6%
Reimbursement services	25	0.0%	46	0.1%	70	0.1%	312	0.1%
Total operating expenses	47,253	53.8%	60,695	76.3%	143,488	53.7%	182,292	76.2%

Income (loss) from operations	11,600		(5,493)		38,988		(11,359)
Interest and other income (expense), net	1,227		(1,653)		(2,998)		(4,920)

Income (loss) before income taxes	12,827		(7,146)		35,990		(16,279)

Income tax provision	3,570		(2,719)		9,824		(2,656)

Net income (loss)	9,257		(4,427)		26,166		(13,623)

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(820)		(27,252)		(2,434)		(27,252)

Net income (loss) available to common stockholders	$8,437		$(31,679)		$23,732		$(40,875)

Weighted-average shares outstanding:
Basic	27,017		26,838		26,972		26,798
Diluted	27,323		26,838		27,299		26,798

Earnings (loss) per common share:
Basic	$0.26		$(1.18)		$0.72		$(1.53)
Diluted	$0.25		$(1.18)		$0.72		$(1.53)

Product Sales

Product sales by business unit and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Three Months Ended
	September 30, 2010				September 30, 2009
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$40,029	$16,944	$56,973	67.6%	$35,502	$15,106	$50,608	66.2%
ENT	19,379	3,636	23,015	27.3%	18,109	3,167	21,276	27.9%
Spine	2,276	2,048	4,324	5.1%	2,636	1,888	4,524	5.9%
Total product sales	$61,684	$22,628	$84,312	100.0%	$56,247	$20,161	$76,408	100.0%

% Net product sales	73.2%	26.8%	100.0%		73.6%	26.4%	100.0%

	Nine Months Ended				Nine Months Ended
	September 30, 2010				September 30, 2009
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$122,121	$50,012	$172,133	67.3%	$106,760	$43,867	$150,627	65.6%
ENT	58,990	10,945	69,935	27.4%	54,882	9,278	64,160	28.0%
Spine	7,114	6,378	13,492	5.3%	8,394	6,308	14,702	6.4%
Total product sales	$188,225	$67,335	$255,560	100.0%	$170,036	$59,453	$229,489	100.0%

% Net product sales	73.7%	26.3%	100.0%		74.1%	25.9%	100.0%

Product sales in our Sports Medicine business unit increased $6.4 million, or 12.6 percent, and $21.5 million, or 14.3 percent, for the quarter and nine month period ended September 30, 2010, respectively, compared to the same periods in 2009.  For the quarter ended September 30, 2010, the product sales increase is attributable to a $6.4 million increase in contract manufacturing volume pursuant to an existing supply and distribution agreement with Smith & Nephew.   Worldwide sales of our proprietary products were flat, as a decline in Americas products sales was offset by higher International product sales.

For the nine months ended September 30, 2010, Sports Medicine product sales in the Americas increased by $15.4 million, due largely to a $14.5 million increase in contract manufacturing volume pursuant to an existing supply and distribution agreement with Smith & Nephew and included $6.6 million for the recognition of product sales from prior periods that were deferred pending resolution of certain contract issues with customers during the quarter ended March 31, 2010.  Excluding the recognition of deferred revenue, proprietary product sales in the Americas decreased $5.8 million for the nine month period ended September 30, 2010.  Approximately half of this decline was related to lower volume and half related to reductions in average sales prices.  For the nine month period ended September 30, 2010, international product sales increased by $6.1 million, due primarily to increases in our direct international markets.

Product sales in our ENT business unit increased $1.7 million, or 8.2 percent, and $5.8 million, or 9.0 percent, for the quarter and nine month period ended September 30, 2010, respectively, compared to the same periods in 2009.  For both the quarter and nine month period ended September 30, 2010 product sales increased in the Americas as a result of increased Coblation sales and higher average sales price as well as increased product revenue from our Rapid Rhino product line.  International product sales increased due to higher ENT product demand, particularly in the Asia Pacific region.

Product sales in our Spine business unit decreased $0.2 million, or 4.4 percent, and $1.2 million, or 8.2 percent, in the quarter and nine month period ended September 30, 2010, respectively, compared to the same periods in

2009.  In the Americas, PDD SpineWand sales continue to be negatively affected by the Centers for Medicare & Medicaid Services, or CMS, negative reimbursement determination in September 2008.  Demand for Parallax products in the United States, our primary Parallax market, continue to be negatively impacted by studies published in 2009 that challenged whether patient outcomes were positively impacted by vertebroplasty procedures.

In total, International product sales across all business units increased $2.5 million or 12.2 percent and $7.9 million or 13.3 percent during the quarter and nine month period ended September 30, 2010, respectively, compared with the same periods in 2009.  Product sales increased by $1.7 million and $6.7 million for the quarter and nine month period ended September 30, 2010, respectively, in our direct International markets, while sales to distributors increased by $0.8 million and $1.2 million. Had the same foreign currency rates been in effect in the quarter ended September 30, 2010 as were in effect in the same quarter in 2009,  the U.S. dollar reported value of product sales would have been higher by $0.9 million, for the quarter ended September 30, 2010.  Similarly, had the same foreign currency rates been in effect for the nine-month period ended September 30, 2010 as were in effect in the same period of 2009, the U.S. dollar reported value of  product sales would have decreased by $0.6 million for the nine month period ended September 30, 2010.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology, shipping and handling costs billed to customers. Such revenues increased $0.5 million and $2.1 million during the quarter and nine month period ended September 30, 2010, respectively, compared to the same periods in 2009.  The increase for both the quarter and nine month period ended September 30, 2010 was primarily a result of increased royalties from third parties that use our radio frequency, or RF, technology pursuant to a license.

Cost of Product Sales

Cost of product sales for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$24,151	28.6%	$19,981	26.1%	$70,402	27.5%	$55,817	24.3%
Controller amortization	3,074	3.6%	2,369	3.1%	8,079	3.2%	6,763	2.9%
Other	1,804	2.2%	1,966	2.6%	6,321	2.5%	5,605	2.5%
Total cost of product sales	$29,029	34.4%	$24,316	31.8%	$84,802	33.2%	$68,185	29.7%

Gross product margin as a percentage of product sales for the quarter and nine month period ended September 30, 2010 was 65.6 percent and 66.8 percent, respectively, compared to 68.2 percent and 70.3 percent for the same periods in 2009.  Gross product margin was lower for both the quarter and nine month period ended September 30, 2010 due to increased revenue from contract manufactured product which generally are sold at a lower average sales price, but for which we do not incur sales commission or marketing expense.  Additionally charges for excess and obsolete inventory increased $1.6 million and $4.0 million for the quarter and nine month period ended September 30, 2010, respectively, compared to the same periods in 2009.

Operating Expenses

Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$9,383	10.7%	$9,229	11.6%	$27,076	10.1%	$27,099	11.3%
Sales and marketing	26,669	30.3%	28,563	35.9%	82,397	30.8%	88,700	37.1%
General and administrative	9,295	10.6%	11,981	15.1%	27,372	10.2%	36,101	15.1%
Amortization of intangible assets	1,564	1.8%	1,583	2.0%	4,685	1.8%	4,757	2.0%
Investigation and restatement-related costs	317	0.4%	9,293	11.6%	1,888	0.7%	25,323	10.6%
Reimbursement services	25	0.0%	46	0.1%	70	0.0%	312	0.1%
Total operating expenses	$47,253	53.8%	$60,695	76.3%	$143,488	53.6%	$182,292	76.2%

Research and development expense increased approximately $0.2 million during the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009.  Research and development expense increased as a result of higher short-term incentive accruals in the quarter.  Research and development expenses for the nine months ended September 30, 2010 were essentially flat compared to the same period in 2009.  Research and development costs as a percentage of sales decreased.

Sales and marketing expense decreased $1.9 million and $6.3 million, to 30.3 percent and 30.8 percent of total revenues, during the quarter and nine month period ended September 30, 2010, respectively, compared to 35.9 percent and 37.1 percent of total revenues for the same period in 2009.  Sales and marketing expense as a percentage of total revenues decreased as a result of previously deferred revenue that was recognized in the first quarter of 2010 and an increase in contract manufacturing product revenues neither of which incurred commission or other selling expense.  Additionally sales and marketing expenses decreased as a result of lower product demonstration costs and a decrease in bad debt allowance requirements due to improved accounts receivable performance.  Finally, Spine sales and marketing expense in the Americas decreased $1.3 million and $4.3 million for the quarter and nine month period ended September 30, 2010, respectively, compared to the same periods in 2009 as we restructured our Spine distribution channel from primarily a direct sales organization to agents.

General and administrative expense decreased $2.7 million and $8.7 million, to 10.6 percent and 10.2 percent of total revenues during the quarter and nine month period ended September 30, 2010, respectively, compared to 15.1 percent of total revenues for the same periods in 2009.  The decrease for both the quarter and nine month period ended September 30, 2010 was primarily a result of a decrease in legal fees related to certain patent matters that were settled in December 2009, partially offset by an increase in accounting and compliance personnel.

Investigation and restatement expense was $0.3 million and $1.9 million during the quarter and nine month period ended September 30, 2010, respectively, compared to $9.3 million and $25.3 million for the same periods in 2009.  The decrease in both periods is primarily as a result of completing the Review and restatement process in November of 2009.  We expect to continue to incur legal defense costs in connection with the DOJ, SEC and shareholder and derivative class action matters arising from the Review and restatement, which will continue to be classified as investigation and restatement-related expense in future periods.

Interest and Other Expense, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest and other expense, net	$(96)	$(1,207)	$(286)	$(3,339)
Foreign exchange gain (loss), net	1,323	(446)	(2,712)	(1,581)
Interest and other income (expense), net	$1,227	$(1,653)	$(2,998)	$(4,920)

Interest and other expense, net decreased to $0.1 million and $0.3 million for the quarter and nine month period ended September 30, 2010, respectively, compared to $1.2 million and $3.3 million for the same periods in 2009, primarily as a result of repaying our Credit Agreement borrowings in September 2009.  During the fourth quarter of 2009, we identified an error related to the translation of foreign currencies into U.S. dollars for certain subsidiaries.  The impact of this error was recorded in the quarter ended December 31, 2009 as management determined that the impact of the error was not material to the year.  Had management recorded the impact of the error in proper periods in 2009 the foreign exchange loss would have been a foreign currency gain of $0.4 million and $2.6 million for the quarter and nine month period ended September 30, 2009, respectively.

Income Tax Provision (Benefit)

Our effective tax rate for the nine month period ended September 30, 2010 was 27.3 percent compared to 16.3 percent for the same period in 2009.  The federal research and experimentation credit expired on December 31, 2009, and as of September 30, 2010, the credit had not been extended.  In January 2009, the U.S. Treasury issued temporary cost-sharing regulations and we decided to adjust our intercompany payments for all open tax years, resulting in  additional income tax expense of approximately $3.6 million in the quarter ended March 31, 2009.  Excluding the effect of the changes in the temporary cost-sharing regulations, our effective tax rate for the nine month period ended September 30, 2009 was 38.4%.

Liquidity and Capital Resources

As of September 30, 2010, we had $151.2 million in working capital, compared to $106.3 million at December 31, 2009.  Cash and cash equivalents increased from $57.4 million at December 31, 2009 to $113.0 million at September 30, 2010.  Since the repayment and termination of our Credit Agreement on September 1, 2009, cash and cash equivalents are our principal source of liquidity.  We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements.

Cash provided by operating activities for the nine months ended September 30, 2010 was $63.6 million and differed from our net income of $26.2 million due to depreciation and amortization of $18.7 million, non-cash stock-based compensation expense of $5.8 million, provisions for bad debt and excess and obsolete inventory totaling $6.1 million, and changes in non-cash working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $8.7 million and $9.7 million, respectively, which was primarily related to the purchase of property and equipment, including controller units.  Cash used in investing activities for the nine months ended September 30, 2009 also included approximately $3.0 million related to maturities of short term investments that had been classified as available-for-sale.

Cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was $1.1 million and $14.5 million, respectively.  Cash provided by financing activities for the nine months ended September 30, 2009 included $69.5 million proceeds from issuance of Series A Redeemable Convertible 3% Preferred Stock, offset by $55.0 million of principal repayments on our revolving credit agreement.

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

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements.  Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.  During the nine months ended September 30, 2010, there were no material changes from our contractual obligations presented in our 2009 Form 10-K.

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

The table below presents principal amounts and related weighted average interest rates as of September 30, 2010 for our cash and cash equivalents as well as the balance of our loan receivable (in thousands, except percentages):

Cash and cash equivalents	$113,036
Average interest rate earned on cash and cash equivalents	less than 0.01%
Loan receivable	$2,601
Average interest rate on loan receivable	7.0%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at September 30, 2010 are denominated primarily in U.S. dollars; however, we also maintain balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones in support of local subsidiary operations.  A 10 percent change in the September 30, 2010 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.3 million.

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

Pursuant to this evaluation, our CEO and CFO concluded that, as of September 30, 2010, the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses that management has identified in our internal control over financial reporting.

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

The previously disclosed material weaknesses relating to accounting for revenue were remediated as of the date of June 30, 2010.  Accordingly, we have concluded these material weaknesses related to the control environment, information and communication and monitoring of controls no longer impact accounting for revenue.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, management has concluded that there are no material changes in our internal control over financial reporting which occurred during the quarter ended September 30, 2010.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We discuss our material legal proceedings in Note 7, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements.  In addition to the matters specifically described in Note 7, we are involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.  Litigation claims and proceedings of all types are subject to many factors that generally cannot be accurately predicted.  We record reserves for claims and lawsuits when they are probable and reasonably estimable.  Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of the matters described in Note 7.  For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters.  If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

ITEM 1A.  RISK FACTORS

This section identifies specific risks that should be considered carefully in evaluating our business. Any of these risks could adversely affect our business, results of operations or financial condition. Although we believe that these risks represent the material risks relevant to us, our business and our industry, new material risks may emerge that we are currently unable to predict. As a result, this description of the risks that affect our business and our industry is not exhaustive. The risks discussed below could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in Exhibit 99.1, “Forward-Looking Statements”.

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

In addition, pursuant to the Registration Rights Agreement between us and the holders of our Series A Preferred Stock, if our registration statement ceases to be available to the holders of our Series A Preferred Stock, a Registration Default occurs, then we shall pay the holders of the Series A Preferred Stock 2.00 percent per annum of the original liquidation preference of the Series A Preferred Stock, accruing from the date of the Registration Default until the Registration Default is cured.

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

We may be the subject of federal, state and/or foreign government civil and criminal enforcement efforts against health care companies, which could result in civil and/or criminal penalties which could have a material negative impact on our operations and financial condition.

In addition to uncertainties surrounding coverage policies, both federal and state government agencies have heightened civil and criminal enforcement efforts against health care companies, as well as their executives and managers. These efforts generally relate to a wide variety of matters, including referral and billing practices, and implicate a variety of state and federal laws, including state insurance fraud provisions, common law fraud theories, as well as both state and federal fraud-and-abuse, anti-kickback, false claims statutes, and the foreign corrupt practices act and similar international anti-bribery laws and regulations. Although we no longer directly bill any payor, some of our prior activities could become the subject of additional governmental investigations or inquiries. If we do not comply with the laws and regulations relevant to our business, we could be subject to civil and/or criminal penalties which could have a material negative impact on our operations and financial condition.

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

We cannot assure you that we will not become subject to additional patent infringement claims or other litigation, including interference proceedings declared by the U.S. Patent and Trademark Office, or USPTO, to determine the priority of inventions. The defense and prosecution of intellectual property lawsuits, USPTO reexamination and interference proceedings and related legal and administrative proceedings, generally are costly and time-consuming. If other parties violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how we own or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or reexamination or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel.

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

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology and our acquired technologies. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in specific surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies from Opus, Parallax, Atlantech and Applied Therapeutics, Inc. (“ATI”). Our earliest Coblation patents begin to expire in 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2014.

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

We compete in a market characterized by rapidly changing technology. We may not be able to keep pace with technology or to develop viable new products. Our future financial performance will depend in part on our ability to develop and manufacture new products in a cost-effective manner, to introduce these products to the market on a timely basis, and to achieve market acceptance of these products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include capital constraints, research and development delays, and delays in acquiring regulatory approvals. Our new products and new product introductions may fail to achieve expected levels of market acceptance. Factors impacting the level of market acceptance include our ability to successfully implement new technologies, the timeliness of our product introductions, our product pricing strategies, our available financial and technological resources for product promotion and development, our ability to show clinical benefit from our products, and the availability of coverage and reimbursement for our products as discussed in the risk factor titled “Changes in coverage and reimbursement for procedures using our products could affect physicians” below.

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

Our primary competitors across all of our operating units consist of Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson, Cardinal Health/Allegiance, Olympus (through their subsidiary Gyrus), Arthrex, Inc., Cook Medical and various reprocessing operations.  These competitors tend to be large, well-financed companies with diverse product lines who may have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant price discounts as a competitive tactic. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the U.S. have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products instead of our competitors’ products to the extent the purchase would cause them to lose discounts on our competitors’ products. In addition, we are aware of several small companies offering alternative treatments for back pain and other ailments or indications that may indirectly compete with our products.

If we were to be unable to continue to compete for any of the above reasons, it could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Medical device reprocessors that reprocess our single-use devices and then provide them to customers at a lower cost than a new device may adversely affect our business, financial condition and results of operations.

Certain medical device reprocessors have been collecting our used or opened but unused single-use devices from customers and reprocessing, repackaging and providing them to customers at a price lower than the price of a new device.  These reprocessed devices may lead to confusion with our authorized products, reduce revenue and harm customer relationships.  In addition, this may increase time and expense spent investigating and addressing performance issues related to reprocessed wands and in enforcing our proprietary and contractual rights against such reprocessors.

Failure to obtain FDA clearance or approval for our products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or approval of a PMA submission from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. However, as was the case in our recent submission for 510(k) clearance of Coblator IQ ENT Plasma Wands, the FDA has a high degree of latitude when evaluating submissions and may determine that a proposed device submitted for 510(k) clearance is not substantially equivalent (“NSE”) to a predicate device.  This NSE determination means that the device is automatically reclassified into Class III and the Company cannot market the device unless it is either approved through the PMA process or reclassified into Class I or Class II based on further submissions with supporting data.  A new submission may require clinical data. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The FDA is currently considering changes to the 510(k) process which may make it more difficult or time consuming to obtain 510(k) clearance.  The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. There is no assurance that we will be able to obtain FDA clearance or approval for any of our new products on a timely basis, or at all. Failure to obtain FDA clearance or approval for our new products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

Modifications to our currently FDA-cleared products may require new regulatory clearance or approvals or require us to recall or cease marketing our current products until clearances or approvals are obtained.

After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or Premarket Approval, or PMA. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA approval in the first instance, but the FDA may review any manufacturer’s decision and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA approval. The FDA also can require the manufacturer cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. FDA guidance documents define when to submit premarket notifications for new or modified devices. These guidance documents also define modifications for which a new 510(k) is not required. We have modified some of our marketed devices, and have determined that in certain instances new 510(k) clearances or PMA approvals are not required. No assurance can be made that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

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

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgical centers and physicians for procedures using our products. Since reimbursement for our products generally is included as part of the payments for procedures, these updates directly impact the amounts recognized for the costs of our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed formula that results in lowered payments for physician services. In the past, Congress has passed legislation to prevent certain reductions in Medicare payments to physicians.  For 2010, CMS projected a rate reduction of 21.2% under the statutory formula unless Congress intervened again to avoid the payment reduction.  A number of legislative initiatives have prevented this reduction thus far, but on an incremental basis.  The latest was the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, signed into law on June 25, 2010, which not only prevented the rate reduction, but also increased payment rates by 2.2%, effective June 1, 2010 through November 30, 2010.  For 2011, CMS is projecting a rate reduction of 6.1%, but this projection does not account for the 2010 legislative changes to the Physician Fee Schedule updates.  If Congress fails to intervene to prevent the negative update factor in the future, the resulting decrease in payment may adversely impact our revenues and results of operations.

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

We derived 26.3 percent and 25.9 percent of our total product sales for the nine months ended September 30, 2010 and 2009, respectively, from customers located outside of the Americas. We expect international revenue to remain a significant percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

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

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional non-cash charges that could significantly impact our operating results.

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

As previously reported, on September 1, 2009, an affiliate of One Equity Partners, or OEP, a private equity firm, acquired our Series A Preferred Stock. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2009 Form 10-K for a description of this transaction. As a result of this transaction, OEP became the largest beneficial owner of our stock. At this time, assuming conversion of the Series A Preferred Stock to our Common Stock, including make-whole amounts as defined in the Certificate of Designation for the Series A Preferred Stock but excluding outstanding options and warrants held by other parties, OEP would represent an ownership interest of approximately 17.7 percent of our voting stock. In connection with this transaction, we expanded the Board of Directors to eight members and granted OEP the right to nominate two directors. Effective September 1, 2009, Messrs. Gregory Belinfanti and Christian Ahrens, both partners of OEP, were appointed to our Board of Directors.

Consequently, OEP may have the ability to influence our Board of Directors and matters requiring stockholder approval, subject to the restrictions placed on OEP by the Securities Purchase Agreement, including without limitation OEP’s agreement to vote for any director nominated by the Board and to comply with the terms of the standstill.

Since September 1, 2010, OEP is free to convert the Series A Preferred Stock into our Common Stock and, subject to the registration requirements of the federal securities laws, dispose of such stock, which could result in a decrease of the market price of our Common Stock, particularly if such dispositions are made in the open market and are substantial.

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

In addition, pursuant to the Registration Rights Agreement between us and the holders of our Series A Preferred Stock, if our registration statement ceases to be available to the holders of our Series A Preferred Stock, a Registration Default occurs, then we shall pay the holders of the Series A Preferred Stock 2.00 percent per annum of the original liquidation preference of the Series A Preferred Stock, accruing from the date of the Registration Default until the Registration Default is cured.

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

As previously reported, as of September 1, 2009, OEP owns all of our outstanding Series A Preferred Stock. Since September 1, 2010, OEP may convert the Series A Preferred Stock into our Common Stock and, subject to the registration requirements of the federal securities laws, dispose of such stock, which could result in a decrease of the market price of our Common Stock, particularly if such dispositions are made in the open market and are substantial.

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: November 1, 2010	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: November 1, 2010	/s/ Todd Newton
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Forward-Looking Statements