Form 10-Q
period 2011-03-31
ARTHROCARE CORP
filed 2011-05-02
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 25, 2011, the number of outstanding shares of the Registrant’s Common Stock was 27,311,514.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended March 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

 (in thousands, except par value data)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$147,529	$132,536
Accounts receivable, net of allowances of $2,291 and $2,445 at March 31, 2011 and December 31, 2010, respectively	48,101	48,870
Inventories, net	33,409	34,087
Deferred tax assets	22,390	24,661
Prepaid expenses and other current assets	6,986	4,424
Assets held for sale	2,833	3,081
Total current assets	261,248	247,659

Property and equipment, net	40,638	41,582
Intangible assets, net	9,447	10,733
Goodwill	119,495	119,020
Deferred tax assets	16,019	16,019
Other assets	1,960	4,182
Total assets	$448,807	$439,195

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,828	$13,819
Accrued liabilities	32,606	40,197
Deferred tax liabilities	149	149
Income tax payable	1,421	1,555
Total current liabilities	48,004	55,720

Deferred tax liabilities	225	213
Other non-current liabilities	13,846	13,766
Total liabilities	62,075	69,699

Commitments and contingencies (Notes 8 and 9)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at March 31, 2011 and December 31, 2010; Redemption value: $87,089	74,608	73,768

Stockholders' equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 31,225 and 31,102 shares Outstanding: 27,235 and 27,112 shares at March 31, 2011 and December 31, 2010, respectively	27	27
Treasury stock: 3,990 shares at March 31, 2011 and 3,990 shares at December 31, 2010	(107,731)	(107,899)
Additional paid-in capital	389,795	386,395
Accumulated other comprehensive income	5,145	4,246
Retained earnings	24,888	12,959
Total stockholders' equity	312,124	295,728
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$448,807	$439,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

 (in thousands, except per-share data)

	Three Months Ended March 31,
	2011	2010

Revenues:
Product sales	$83,507	$85,165
Royalties, fees and other	4,425	3,949
Total revenues	87,932	89,114

Cost of product sales	24,744	26,579

Gross profit	63,188	62,535
Operating expenses:
Research and development	6,810	8,615
Sales and marketing	28,098	26,855
General and administrative	9,188	9,255
Amortization of intangible assets	1,311	1,315
Investigation and restatement-related costs	1,204	1,043
Total operating expenses	46,611	47,083

Income from operations	16,577	15,452

Foreign exchange gain (loss)	664	(2,960)
Other expense, net	(174)	(101)
Other income (expense), net	490	(3,061)

Income from continuing operations before income taxes	17,067	12,391

Income tax provision	4,608	3,314

Net income from continuing operations	12,459	9,077

Income (loss) from discontinued operations, net of taxes	311	(250)

Net income	12,770	8,827

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(840)	(802)

Net income available to common stockholders	$11,930	$8,025

Weighted average shares outstanding:
Basic	27,168	26,922
Diluted	27,586	27,221

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.35	$0.25
Diluted	$0.35	$0.25

Earnings per share applicable to common stockholders:
Basic	$0.36	$0.25
Diluted	$0.36	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$12,770	$8,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,499	5,901
Provisions for doubtful accounts receivable, product returns, and inventory valuation	251	2,519
Non-cash stock compensation expense	1,729	1,297
Deferred taxes	2,283	3,206
Other	(1,065)	(1,859)
Changes in operating assets and liabilities:
Changes in operating assets	602	7,356
Changes in operating liabilities	(6,836)	(16,004)
Net cash provided by operating activities	15,233	11,243

Cash flows from investing activities:
Purchases of property and equipment	(2,989)	(3,601)
Other	46	17
Net cash used in investing activities	(2,943)	(3,584)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	1,632	298
Net cash provided by financing activities	1,632	298

Effect of exchange rate changes on cash and cash equivalents	1,071	(91)

Net increase in cash and cash equivalents	14,993	7,866
Cash and cash equivalents, beginning of period	132,536	57,386
Cash and cash equivalents, end of period	$147,529	$65,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2010 Annual Report on Form 10-K filed on February 14, 2011 (“2010 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2011 and December 31, 2010, the results of its operations for the three month periods ended March 31, 2011 and 2010, and its cash flows for the three month periods ended March 31, 2011 and 2010.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 — DISCONTINUED OPERATIONS

In the fourth quarter of 2010, the Company determined that its non-Coblation spine products met the criteria under GAAP to be reported as discontinued operations. The Company’s non-Coblation spine products consist of its Parallax and Contour product lines.  As a result of this determination, the impact from these discontinued product lines on the Company’s current and previously reported net income in all periods is separately reported as “Income (loss) from discontinued operations, net of taxes” in our condensed consolidated statements of operations.  Assets identifiable with these discontinued product lines are reported as “Assets held for sale” in our March 31, 2011 and December 31, 2010 condensed consolidated balance sheets.

The following table presents assets held for sale by major class (in thousands):

	March 31,	December 31,
	2011	2010

Inventory	$1,471	$1,719
Equipment, net of accumulated depreciation of $349	63	63
Intangible assets, net of accumulated amortization of $6,800	1,299	1,299
Assets held for sale	$2,833	$3,081

Revenues, income (loss) and income taxes related to discontinued operations for the three month period ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue	$1,131	$1,497
Income (loss) from discontinued operations before income taxes	501	(357)
Income tax provision (benefit)	190	(107)
Income (loss) from discontinued operations, net of income taxes	$311	$(250)

NOTE 3 — COMPREHENSIVE INCOME

The following table presents comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Comprehensive income:
Net income	$12,770	$8,827
Foreign currency translation adjustments	899	1,902
Comprehensive income	$13,669	$10,729

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 — COMPUTATION OF EARNINGS (LOSS) PER SHARE

The Company’s Series A 3% Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) has participation rights in dividends issued to common stockholders.  As a result, the Company calculates earnings per share using the two class method.  The following is a reconciliation of net income applicable to common stockholders and the number of shares used in the calculation of basic and diluted earnings per share applicable to common stockholders (in thousands, except per-share data):

	Three Months Ended
	March 31,
	2011	2010

Income from continuing operations allocated to common stockholders (net of $2,046 and $1,466 attributable to Series A Preferred Stock for the quarter ending March 31, 2011 and 2010, respectively)	$9,573	$6,809
Income (loss) from discontinued operations (net of $55 and ($44) attributable to Series A Preferred Stock for the quarter ending March 31, 2011 and 2010, respectively)	256	(206)
Net income allocated to common stockholders (net of $2,101 and $1,422 of undistributed earnings to Series A Preferred Stock for the quarter ending March 31, 2011 and 2010, respectively)	$9,829	$6,603

Basic:
Weighted-average common shares outstanding	27,168	26,922
Earnings from continuing operations per share allocated to common stockholders	$0.35	$0.25
Earnings (loss) from discontinued operations per share allocated to common stockholders	0.01	—
Earnings per share allocated to common stockholders	$0.36	$0.25

Diluted:
Weighted-average shares outstanding used in basic calculation	27,168	26,922
Dilutive effect of options	109	244
Dilutive effect of unvested restricted stock	309	55
Weighted-average common stock and common stock equivalents	27,586	27,221
Earnings from continuing operations per share allocated to common stockholders	$0.35	$0.25
Earnings (loss) from discontinued operations per share allocated to common stockholders	0.01	(0.01)
Earnings per share allocated to common stockholders	$0.36	$0.24

Stock awards excluded from calculation as their effect would be anti-dilutive	1,029	2,120
Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 — INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials	$8,065	$9,387
Work-in-process	9,050	7,687
Finished goods	25,395	27,372
	42,510	44,446
Inventory valuation reserves	(9,101)	(10,359)
Inventories, net	$33,409	$34,087

NOTE 6 — LOAN RECEIVABLE

The Company loaned $2.5 million to a sterilization subcontractor with proceeds used to construct the subcontractor’s Costa Rican sterilization facility. The loan, which is recorded in prepaid expenses and other current assets in the accompanying March 31, 2011 condensed consolidated balance sheet and in long term other assets in the accompanying December 31, 2010 condensed consolidated balance sheet, bears interest at a fixed rate of 7.0 percent.  The balance of the loan receivable, including accrued interest, at March 31, 2011 and December 31, 2010 was $2.3 million and $2.5 million, respectively.  On April 7, 2011, the loan balance and accrued interest were repaid in full.

NOTE 7 — ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	March 31, 2011	December 31, 2010

Compensation	$10,556	$19,236
Insurance dispute reserve	9,900	9,830
Legal fees and arbitration accrual	2,624	2,041
Agent commissions	2,050	1,837
Royalties and discounts	1,455	1,660
Accounting and reporting costs	996	863
Other	5,025	4,730
	$32,606	$40,197

NOTE 8 — COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.5 million and $1.6 million for the quarters ended March 31, 2011 and 2010, respectively.

The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas.  The anticipated use commencement date is August 1, 2011.  Minimum rental payments for this operating lease are as follows (in thousands):

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Minimum Rental
Payments
2011	$—
2012	1,310
2013	2,285
2014	2,353
2015	2,421
Thereafter	17,145
$25,514

There were no other material changes from the Company’s lease obligations presented in its 2010 Form 10-K.

Purchase Commitments

The Company is a party to a variety of agreements pursuant to which it may be obligated to purchase products from other parties.  Typically, these obligations arise in the context of contracts entered into by the Company in the normal course of business.  During the quarter ended March 31, 2011, there were no material changes from the Company’s contractual obligations presented in its 2010 Form 10-K.

Contingent Payments

Certain of the Company’s agreements for purchase business combinations and intangible asset purchases include provisions to provide additional consideration if contractually specified conditions related to the acquired business or assets are achieved.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the quarter ended March 31, 2011 the Company advanced $1.3 million and has recorded additional liabilities of $1.1 million under these indemnity agreements as of March 31, 2011.  The Company expects to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

NOTE 9 — LITIGATION AND CONTINGENCIES

In addition to the matters specifically described below, the Company is involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on the Company’s business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

The Company records reserves for claims and lawsuits when they are probable and reasonably estimable. Except as otherwise specifically noted, the Company currently cannot determine the ultimate resolution of the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, the Company has not recognized in its condensed consolidated financial statements the potential liability that may result from these matters. If one or more of these matters is determined against the Company, it could have a material adverse effect on the Company’s earnings, liquidity and financial condition.

The Company continues to gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of legal counsel.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SEC Investigation

The Fort Worth Regional Office of the Securities and Exchange Commission’s (the “SEC”) Division of Enforcement conducted a formal investigation into accounting matters related to the restatement of financial results as announced by the Company on July 21, 2008 and completed on November 18, 2009, when the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in which it provided a detailed description of these matters with respect to the Review and the restatement. The Company entered a settlement with the SEC that fully resolves the SEC investigation against the Company. Under the settlement, the Company consented to the entry by the SEC of an administrative order (the “Order”), on February 9, 2011, directing the Company to cease and desist from committing or causing violations of the reporting, books and records and internal control provisions of the federal securities laws in Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and under Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act. The Company consented to the entry of the Order without admitting or denying the Order’s assertions of factual findings. No monetary penalty or fine was imposed on the Company, and none of the Company’s current officers or employees were charged.

DOJ Investigation

The Department of Justice (the “DOJ”) is investigating certain of the Company’s activities including past sales, accounting, and billing procedures primarily in relation to the operation of the Company’s Spine product sales. The DOJ is also reviewing the Company’s relationship with its DiscoCare subsidiary. The Company is cooperating with this investigation. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Proposed Settlement of Shareholder Derivative Actions

On October 18, 2010, the Company, its directors’ and officers’ insurance carriers, and the plaintiffs in the Federal Court and State Court derivative actions agreed in principal to a settlement. Under the terms of the proposed settlement, the director and officer insurers will collectively pay $8.0 million to the Company, on behalf of the individuals named as defendants in the Federal Court and State Court derivative actions, to settle the State and Federal Derivative actions. The lawyers for the plaintiffs will be entitled to seek an award of legal fees and costs from the Federal Court in an amount not to exceed $2.25 million. The agreement also provides that the directors’ and officers’ insurers will pay the Company an additional $2.0 million for a broad mutual release by the Company and the insurers of any further rights or obligations under the directors’ and officers’ liability insurance policies. The settlement calls for certain mutually acceptable governance changes and is subject to approval of the former officers and directors who are parties to the derivative actions, an agreement by those former officers and directors to release the Company’s directors’ and officers’ liability insurance carriers of any further rights or obligations under the applicable directors’ and officers’ liability

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

insurance policies, the execution of a full and final settlement agreement, and the approval of the settlement of the derivative actions by the U.S. District Court, Western District of Texas. On March 22, 2011, the Federal Court informed the parties that it would de-consolidate the derivative actions (Weil, Barron and King described above) from the consolidated securities action in light of the settlement in principal.  Upon approval of this settlement agreement, we will incur any further litigation cost, settlement cost, fines, injunctions, orders or damages allegedly resulting from or based on the restatement or related events, including the ongoing DOJ investigation, the consolidated securities Class Action case and any ongoing indemnification obligations without the benefit of further insurance coverage.

NOTE 10 —RESTRUCTURING ACTIVITIES

The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas with the intent to consolidate the activities currently conducted at its Sunnyvale, California facility with those activities currently conducted in Austin, Texas at the newly leased facilities.  The Company currently estimates it will incur exit costs such as severance, lease termination and relocation costs ranging from $10 million to $10.5 million, and accelerate amortization of $2 million on leasehold improvements related to the former facilities.  The Company anticipates completing the activities and recognizing the costs associated with the program during the remainder of 2011.

NOTE 11 — SEGMENT INFORMATION

The Company has organized its marketing and sales efforts based on four operating segments which are aggregated into one reportable segment—the development, manufacture and marketing of disposable devices for less invasive surgical procedures.  Each of the Company’s business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments, and shared infrastructures. These operating segments are Sports Medicine - Americas, Ear Nose and Throat (“ENT”) - Americas, Other — Americas and International.

Product sales by operating segment and product area for the periods shown were as follows (in thousands):

	Three Months Ended				Three Months Ended
	March 31, 2011				March 31, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
Sports Medicine	$37,381	$19,328	$56,709	67.9%	$44,391	$16,058	$60,449	71.0%
ENT	20,037	4,267	24,304	29.1%	18,415	3,330	21,745	25.5%
Other	685	1,809	2,494	3.0%	969	2,002	2,971	3.5%
Total product sales	$58,103	$25,404	$83,507	100.0%	$63,775	$21,390	$85,165	100.0%

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended
	March 31,
	2011	2010

United States	$55,285	$61,584
Non-United States (1)	28,222	23,581
Total product sales	$83,507	$85,165

(1) No additional locations are individually significant.

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	March 31, 2011	December 31, 2010

United States	$26,382	$27,285
Costa Rica	10,314	12,750
Other	5,902	5,729
Total long-lived assets	$42,598	$45,764

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully  “Forward-Looking Statements,” in Part II of this quarterly report on Form 10-Q, which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in Part II — Item 1A — “Risk Factors”. In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

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

Our business consists of two core product areas: Sports Medicine and Ear Nose and Throat, or ENT. We also manufacture and sell products based on our technology for other procedures, such as certain spine procedures. Our Sports Medicine, ENT and Other products are marketed and sold through two principal geographic markets: Americas (North and South America) and International (all other geographies).

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our direct sales employees, independent sales agents and independent distributors.  We anticipate that disposable device sales and implants will remain the key component of our product sales for the foreseeable future.  We also contract manufacture disposable surgical devices for use in Sports Medicine procedures for another medical device company.   In the quarter ended March 31, 2011, product revenue from contract manufacturing was $5.4 million compared to $4.8 million in the same quarter in 2010.

Reported product sales were $83.5 million for the quarter ended March 31, 2011 compared to $85.2 million in the same period in 2010.  In the first quarter of 2010, we recognized $6.6 million of product sales that were previously deferred pending the resolution of certain contract issues.  Excluding the effects of the deferred revenue, product sales increased 6.3 percent.   We also generate revenue from royalties and fees from licensing of our products and technology to other companies and earn other revenues from shipping and handling cost billed to customers.

Gross Product Margin

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

Gross product margin as a percentage of product sales for the quarter ended March 31, 2011 was 70.4 percent compared to 68.8 percent for the same period in 2010.   The comparability of gross product margin between periods will be impacted by several items, including the mix between proprietary and contract manufactured products sales; the stability of our average sales price on proprietary products; changes in the estimated percentage of research and engineering activities associated with the manufacturing process and allocated to manufacturing overhead; and, changes in our product emphasis that may result in obsolescence charges being included in cost of product sales in a particular period.

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin for the quarter ended March 31, 2011 was 18.9 percent compared to 17.3 percent for the same period in 2010.

In April 2011, we entered into a new lease agreement for facilities located in Austin, Texas with the intent to consolidate the activities currently conducted at our Sunnyvale, California facility with those activities currently conducted in Austin, Texas.  We currently estimate that we will incur exit costs such as severance, lease termination and relocation costs in conjunction with the consolidation ranging from $10 million to $10.5 million, and accelerate amortization of $2 million on leasehold improvements related to the former facilities.  We anticipate completing the activities and recognizing the costs associated with the program during the remainder of 2011.  Once completed, we anticipate the program will result in lower annual expenses of approximately $5 million.

Net Earnings

Net earnings will be affected by the same trends that impact our revenues, gross product margin and operating margin. In addition, net earnings will also be affected by other income and expenses, such as foreign currency gains and losses, and by income taxes.  We expect that we will report foreign currency gains or losses each period due primarily to changes in the value of the euro, British pound and Australian dollar versus the U.S. dollar.

In the first quarter of 2011, income from continuing operations before taxes increased by $4.7 million, from $12.4 million in the first quarter of 2010 to $17.1 million. Of this increase, $1.1 million was due to an increase in income from operations.  Changes in the amount reported as foreign exchange gain (loss) increased our income from continuing operations before income taxes by $3.6 million in the quarter ended March 31, 2011 when compared to the quarter ended March 31, 2010.

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

Results of Operations

Results of operations for the three months ended March 31, 2011 and 2010 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended
	March 31,
	2011		2010
	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$83,507	95.0%	$85,165	95.6%
Royalties, fees and other	4,425	5.0%	3,949	4.4%
Total revenues	87,932	100.0%	89,114	100.0%

Cost of product sales	24,744	28.1%	26,579	29.8%

Gross profit	63,188	71.9%	62,535	70.2%

Operating expenses:
Research and development	6,810	7.7%	8,615	9.7%
Sales and marketing	28,098	32.0%	26,855	30.1%
General and administrative	9,188	10.4%	9,255	10.4%
Amortization of intangible assets	1,311	1.5%	1,315	1.6%
Investigation and restatement-related costs	1,204	1.4%	1,043	1.1%
Total operating expenses	46,611	53.0%	47,083	52.9%

Income from operations	16,577	18.9%	15,452	17.3%

Foreign exchange gain (loss)	664		(2,960)
Other expense, net	(174)		(101)
Other income (expense), net	490		(3,061)

Income from continuing operations before income taxes	17,067		12,391

Income tax provision	4,608		3,314

Net income from continuing operations	12,459		9,077

Income (loss) from discontinued operations, net of taxes	311		(250)

Net Income	12,770		8,827

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(840)		(802)

Net income available to common stockholders	$11,930		$8,025

Weighted-average shares outstanding:
Basic	27,168		26,922
Diluted	27,586		27,221

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.35		$0.25
Diluted	$0.35		$0.25

Earnings per share applicable to common stockholders:
Basic	$0.36		$0.25
Diluted	$0.36		$0.24

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Three Months Ended
	March 31, 2011				March 31, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports medicine	$37,381	$19,328	$56,709	67.9%	$44,391	$16,058	$60,449	71.0%
ENT	20,037	4,267	24,304	29.1%	18,415	3,330	21,745	25.5%
Other	685	1,809	2,494	3.0%	969	2,002	2,971	3.5%
Total product sales	$58,103	$25,404	$83,507	100.0%	$63,775	$21,390	$85,165	100.0%

Sports Medicine product sales decreased during the quarter ended March 31, 2011 compared to the same period in 2010 as the first quarter of 2010 included the recognition of $6.6 million of Americas product sales that had previously been deferred pending the resolution of certain contract issues in dispute.    Excluding the effects of the deferred revenue recognized in the quarter ended March 31, 2010, proprietary Sports Medicine product sales in the Americas decreased $0.9 million as a result of lower sales to stocking distributors and lower average sales prices that offset a modest increase in sales volumes.  The decline in Americas proprietary product sales was offset by an increase of $0.5 million in contract manufactured product sales pursuant to an existing supply and distribution agreement with Smith & Nephew.  For the three month period ended March 31, 2011, International product sales increased by $3.3 million, due to increased volume and increased average selling price in our existing direct and distributor markets.

ENT product sales increased 11.8 percent during the quarter ended March 31, 2011 compared to the same period in 2010.  Product sales in the Americas increased 8.8 percent as a result of an increase in our user and customer base and higher average selling prices for our products.  International ENT product sales increased due to higher sales  in the Asia Pacific region.

Other product sales decreased $0.5 million or 16.1 percent during the quarter ended March 31, 2011 compared with the same period of 2010.  Other product sales declined in the Americas as we continue to de-emphasize our spine products in the United States.  Other International product sales decreased primarily due to lower product sales in our European direct markets.

In total, International product sales increased $4.0 million or 18.8 percent during the quarter ended March 31, 2011 compared with the same period of 2010.  In our direct markets, product sales increased $2.8 million between periods while sales to distributors increased $1.3 million. In the first quarter of 2011, direct markets represented approximately 72.7% of International product sales compared to approximately 73.4% in the first quarter of 2010.  Changes in foreign currency rates increased the U.S. dollar reported value of International’s local currency product sales by $0.7 million for the quarter ended March 31, 2011 compared to the same period in 2010.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology, plus shipping and handling costs billed to customers. Royalties, fees, and other revenues increased by 12.1 percent to $4.4 million during the quarter ended March 31, 2011 compared with the same period of 2010, primarily as a result of increased royalties from a party who licensed certain of our patents for use in the urology and hysteroscopic gynecology fields.

Cost of Product Sales

	Three Months Ended
	March 31,
	2011		2010
	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$20,674	24.8%	$21,908	25.7%
Controller amortization	2,185	2.5%	2,359	2.8%
Other	1,885	2.3%	2,312	2.7%
Total cost of product sales	$24,744	29.6%	$26,579	31.2%

Product margin as a percentage of product sales were 70.4 percent during the quarter ended March 31, 2011compared to 68.8 percent for the same period in 2010.  Inventory obsolescence charges in the first quarter of 2010 were $1.4 million higher than in the first quarter of 2011.

Operating Expenses

	Three Months Ended
	March 31,
	2011		2010
	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$6,810	7.7%	$8,615	9.7%
Sales and marketing	28,098	32.0%	26,855	30.1%
General and administrative	9,188	10.4%	9,255	10.4%
Amortization of intangible assets	1,311	1.5%	1,315	1.6%
Investigation and restatement-related costs	1,204	1.4%	1,043	1.1%
Total operating expenses	$46,611	53.0%	$47,083	52.9%

Research and development expense decreased $1.8 million during the quarter ended March 31, 2011, compared to the same period in 2010.  Materials and services consumed by our research and development efforts were lower in the first quarter of 2011 due to project timing.   In addition, a higher proportion of engineering and other personnel costs were estimated as being associated with manufacturing activities in the current quarter, which increased the allocation of engineering costs to inventory and cost of goods sold.

Sales and marketing expense increased $1.2 million, to 32.0 percent of total revenues during the quarter ended March 31, 2011, compared to 30.1 percent of total revenues for the same period in 2010, primarily due to increased sales commission costs.

Investigation and restatement expenses increased to $1.2 million or 1.4 percent of total revenues during the quarter ended March 31, 2011.  We expect to continue to incur legal defense costs in connection with the DOJ and shareholder and derivative class action matters related to the Review and restatement which will be classified as investigation and restatement expense.

Other Income (Expense), Net

	Three Months Ended
	March 31,
	2011	2010

Foreign exchange gain (loss)	$664	$(2,960)
Interest and other expense, net	(174)	(101)
Other income (expense), net	$490	$(3,061)

Other income was $0.5 million in the quarter ended March 31, 2011 compared to expense of $3.1 million in the quarter ended March 31, 2010 due primarily to the amount of foreign exchange gain (loss).  During the quarter ended March 31, 2011, the U.S. Dollar weakened against the British pound, euro, and Australian dollar, which resulted in the recognition of foreign exchange gains at certain of our international subsidiaries whereas in the first quarter of 2010, the U.S. Dollar strengthened against these same currencies.  Partially offsetting the impact of changing currency rates between the periods was a comparative decrease in U.S. Dollar denominated payables at our international subsidiaries.

Income Tax Provision (Benefit)

Our effective tax rate for the quarter ended March 31, 2011 and 2010 was 27.0 percent and 26.7 percent, respectively.

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

As of March 31, 2011 we had $213.2 million in working capital, compared to $191.9 million at December 31, 2010.  Cash and cash equivalents increased from $132.5 million at December 31, 2010 to $147.5 million at March 31, 2011.  The change in working capital is primarily a result of cash received from operating activities.  As of March 31, 2011, we reclassified a loan receivable of $2.3 million from other non-current assets to prepaid expenses and other current assets as it was repaid in April 2011. Cash provided by operating activities for the three months ended March 31, 2011 was $15.2 million and differed from our net income of $12.8 million due to non-cash expenses of $8.6 million, offset by changes in operating assets and liabilities of $6.2 million.  We typically experience a reduction in accrued liabilities in the first quarter as we fund accrued compensation expense related to the prior year’s annual bonus compensation program.   Cash provided by operating activities included cash provided by discontinued operations of $0.7 million and cash used for discontinued operations of $0.4 million for the three months ended March 31, 2011 and 2010, respectively. Cash used in investing activities for the three months ended March 31, 2011 and 2010 was $2.9 million and $3.6 million, and consisted primarily of purchases of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $1.6 million and $0.3 million, and consisted primarily of proceeds from exercise of stock options.

In April 2011, we entered into a new lease agreement for facilities located in Austin, Texas with the intent to consolidate the activities currently conducted at our Sunnyvale, California facility with those activities currently conducted in Austin, Texas.  We currently estimate that we will incur exit costs such as severance, lease termination and relocation costs in conjunction with the consolidation ranging from $10 million to $10.5 million, and accelerate amortization of $2 million on leasehold improvements related to the former facilities.  We anticipate completing the activities and recognizing the costs associated with the program during the remainder of 2011.  Of the total exit costs we expect to recognize under this program, we estimate $5 million to $6 million will require cash outlay during 2011.

Critical Accounting Policies and Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2010 Form 10-K.

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

The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas with the intent to consolidate the activities currently conducted at its Sunnyvale, California facility with those activities currently conducted in Austin, Texas at the newly leased facilities. The anticipated use commencement date is August 1, 2011. Minimum rental payments for this operating lease are as follows (in thousands):

Minimum Rental
Payments
2011	$—
2012	1,310
2013	2,285
2014	2,353
2015	2,421
Thereafter	17,145
$25,514

There were no other material changes from our contractual obligations presented in our 2010 Form 10-K.

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

The table below presents principal amounts and related weighted average interest rates as of March 31, 2011 for our cash and cash equivalents.

Cash and cash equivalents	$147,529
Average interest rate earned on cash and cash equivalents	0.2%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at March 31, 2011 are denominated primarily in U.S. dollars; however, we also maintain significant balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the March 31, 2011 exchange rates for these currencies would have an impact on pre-tax income of approximately $1.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of March 31, 2011, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The information provided herein includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on beliefs and assumptions by management and on information currently available to management. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any of them publicly in light of new information or future events. Additional factors that could cause actual results to differ materially from those contained in any forward-looking statement include, without limitation: the ability of the Company to fulfill its obligations with respect to the rights of the holders of the Series A Convertible Preferred Stock, including but not limited to the redemption rights and registration rights of the holders of the Series A Convertible Preferred Stock; the resolution of litigation pending against the Company; the Company’s ability to design or improve internal controls to address issues detected in its reviews of internal controls and insurance reimbursement practices or by management in its reassessment of the Company’s internal controls; the impact upon the Company’s operations of legal compliance matters or internal controls review, improvement and remediation; the ability of the Company to control expenses relating to legal compliance matters or internal controls review, improvement and remediation; the Company’s ability to remain current in its periodic reporting requirements under the Exchange Act and to file required reports with the Securities and Exchange Commission on a timely basis; the results of the investigation being conducted by the United States Department of Justice; the impact on the Company of additional civil and criminal investigations by state and federal agencies and civil suits by private third parties involving the Company’s financial reporting and its previously announced restatement and its insurance billing and healthcare fraud-and-abuse compliance practices; the ability of the Company to attract and retain qualified senior management and to prepare and implement appropriate succession planning for its Chief Executive Officer; general business, economic and political conditions; competitive developments in the medical devices market; changes in applicable legislative or regulatory requirements; the Company’s ability to effectively and successfully implement its financial and strategic alternatives, as well as business strategies, and manage the risks in its business; and the reactions of the marketplace to the foregoing.

ITEM 1.  LEGAL PROCEEDINGS

We discuss our material legal proceedings in Note 9, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements.  In addition to the matters specifically described in Note 9 we are involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.  Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately. We record reserves for claims and lawsuits when they are probable and reasonably estimable.  Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of the matters described in Note 9.  For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters.  If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

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

The restatement of our previous financial statements, the Audit Committee’s review of certain accounting, financial reporting and insurance billing and healthcare compliance practices and the DOJ and other investigations, legal and administrative proceedings have increased our costs and could result in fines, injunctions, orders, and penalties which could materially adversely affect our business, financial condition, results of operations, and liquidity.

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

We are involved in ongoing material legal proceedings and the actions currently pending result primarily from matters relating to our restatement and Review. See Note 9, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements. These proceedings and other legal actions may harm our business or liquidity in the future.

We have incurred substantial costs and expenses for legal and accounting services due to the Review and resulting DOJ investigation. These matters will likely continue to divert our management’s time and attention periodically and cause us to continue to incur substantial costs and expenses. Such investigations can also lead to fines or injunctions or orders with respect to future activities. We could incur substantial additional costs to defend and resolve litigation, investigations or proceedings arising out of or related to these matters. In addition, we could be exposed to enforcement or other actions with respect to these matters by the DOJ or other federal or state agencies. At this point, we are unable to predict the duration, scope or result of these investigations or whether any of these agencies will commence any legal action. Any such investigations may result in us being subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

On October 18, 2010, we, our directors’ and officers’ insurance carriers, and the plaintiffs in the Federal Court and State Court derivative actions agreed in principal to a settlement. Under the terms of the proposed settlement, the director and officer insurers will collectively pay us $8.0 million, on behalf of the individuals named as defendants in the Federal Court and State Court derivative actions, to settle the State and Federal Derivative actions. The lawyers for the plaintiffs will be entitled to seek an award of legal fees and costs from the Federal Court in an amount not to exceed $2.25 million. The agreement also provides that the directors’ and officers’ insurers will pay the Company an additional $2.0 million for a broad mutual release by us and the insurers of any further rights or obligations under the directors’ and officers’ liability insurance policies. The settlement calls for certain mutually acceptable governance changes and is subject to approval of the former officers and directors who are parties to the derivative actions, an agreement by those former officers and directors to release our directors’ and officers’ liability insurance carriers of any further rights or obligations under the applicable directors’ and officers’ liability insurance policies, the execution of a full and final settlement agreement, and the approval of the settlement of the derivative actions by the U.S. District Court, Western District of Texas. Upon approval of this settlement agreement, any further litigation cost, settlement cost,  or damages we incur that is based on the restatement or related events, including the ongoing DOJ investigation, the consolidated securities Class Action case described in Note 9, and any ongoing indemnity obligations related to these matters will be funded without the benefit of further insurance coverage.

Many of our pending legal proceedings are in the early stages and we cannot predict their outcomes. However, irrespective of the outcomes, we may incur substantial costs, including defense and indemnity costs, and these matters may divert the attention of our technical and management personnel, which could materially harm our business. We may continue to incur ongoing indemnity obligations with respect to certain former officers or employees of ours who are still subject to potential legal action against them. Moreover, if we do not prevail in any of the actions still pending against us, we could be required to pay substantial damages or settlement costs. Adverse outcomes or other developments during the course of litigation or other proceedings may harm our business, financial condition, results of operations or liquidity as well as investors’ perception of our business, any of which could harm our stock price.

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

We must also comply with the U.S. federal Anti-Kickback Statute and the Foreign Corrupt Practices Act and similar foreign anti-bribery statutes in the sales and distribution of our products. The FDA, DOJ and other governmental authorities have broad enforcement powers, and our failure to comply with these regulatory requirements could result in governmental agencies or a court taking action, including any of the following, which would adversely affect our business: issuing public warning letters to us; imposing fines and penalties on us; obtaining an injunction preventing us from manufacturing or selling our products; bringing civil or criminal charges against us; delaying the introduction of our products into the market; delaying pending requests for clearance or approval of new uses or modifications to our existing products; recalling, detaining or seizing our products; or withdrawing or denying approvals or clearances for our products.

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer civil and criminal penalties, be required to pay substantial damages and make significant changes to our products and operations.

During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. We are subject to numerous federal and state regulations. As part of our internal compliance program, we review our sales and marketing materials, contracts and programs with counsel, and require employees and marketing representatives to participate in regular training. We also have adopted and train our personnel on the Code of Ethics on Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association or AdvaMed, a leading trade association representing medical device manufacturers. Most recently, we amended our Code of Business Conduct and Ethics the “Code of Ethics,” in August 2009. Originally adopted in 2004 to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, the Code of Ethics was amended to qualify as well as a “code of conduct” under the current Federal Sentencing Guidelines and “Compliance Program Guidance for Pharmaceutical Manufacturers” 68 FR 23731 (May 5, 2003) applicable to medical device companies as published by the Office of Inspector General for the Department of Human Services. The Code of Ethics applies to all of our directors, officers, employees and agents. It also serves as an essential element of our Corporate Compliance Program, as announced in August 2009. However, we can give no assurances that our compliance program will ensure that the Company is in compliance with existing or future applicable laws and regulations. If our compliance program fails to meet its objectives, or if we otherwise fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Our accounting policies and methods require management to make judgments and estimates about matters that are inherently uncertain, which may result in our actual results differing significantly from those generated by our judgments and estimates.

We are required to exercise judgment in the application of our accounting policies and methods to comply with generally accepted accounting principles in the U.S. (GAAP) and to reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. See Note 3, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in our 2010 Form 10-K for a description of our significant accounting policies.

The accounting policies we have identified as critical to the presentation of our financial condition and results of operations are described in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2010 Form 10-K. We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain at the end of a period and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of estimates. Estimates are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our estimates may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our estimates. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be significantly inaccurate.

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

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act (PPACA) which was signed into law in March 2010, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Moreover, we expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations if any relating to health care fraud abuse laws and/or enforcement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

We may in the future be subject to intellectual property claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies and other intellectual property holders in the medical device industry have employed intellectual property litigation to gain a competitive advantage.

We cannot assure you that we will not become subject to additional patent infringement claims or other litigation, including interference proceedings declared by the U.S. Patent and Trademark Office, (USPTO) or similar proceedings in foreign jurisdictions to determine the priority of inventions. The defense and prosecution of intellectual property lawsuits, USPTO reexamination and interference proceedings and related legal and administrative proceedings, generally are costly and time-consuming. If other parties violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how we own or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or reexamination or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel.

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

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology and our acquired technologies. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, as well as the use of Coblation technology in specific surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies Opus, Parallax, Atlantech and Applied Therapeutics, Inc. (ATI). Our earliest Coblation-related patents will begin to expire in 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2014.

There is no assurance that the patents we have obtained, or any patents we may obtain as a result of our pending U.S. or international patent applications, will provide adequate protection to insure any competitive advantages for our products. We also cannot assure investors that those patents will not be successfully challenged, invalidated or circumvented prior to their expiration. In addition, we cannot provide assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the U.S. or in international markets. In Sports Medicine, many of our competitors have licensed our technology for limited fields of use. Patent applications are maintained in secrecy for a period after filing. We may not be aware of all of the patents and patent applications potentially adverse to our interests.

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

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our key employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information, developed or made known to the individual during the course of the individual’s relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure investors that employees and consultants will not breach such agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

We may not be able to keep pace with technological change or successfully develop new products with wide market acceptance, which could cause us to lose business to competitors.

We compete in a market characterized by rapidly changing technology. We may not be able to keep pace with technology or to develop viable new products. Our future financial performance will depend in part on our ability to develop and manufacture new products in a cost-effective manner, to introduce these products to the market on a timely basis, and to achieve market acceptance of these products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include capital constraints, research and development delays, and delays in acquiring regulatory approvals. Our new products and new product introductions may fail to achieve expected levels of market acceptance. Factors impacting the level of market acceptance include our ability to successfully implement new technologies, the timeliness of our product introductions, our product pricing strategies, our available financial and technological resources for product promotion and development, our ability to show clinical benefit from our products, and the availability of coverage and reimbursement for our products as discussed in the risk factor titled “ Changes in coverage and reimbursement for procedures using our products could affect use of our devices and our future revenue” below.

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

Our primary competitors across all of our operating units consist of Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson, Olympus (through their subsidiary Gyrus), and Arthrex, Inc. These competitors tend to be large, well-financed companies with diverse product lines who may have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant price discounts as a competitive tactic. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the U.S. have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products instead of our competitors’ products to the extent the purchase would cause them to lose discounts on our competitors’ products. In addition, we are aware of several small companies that may directly or indirectly compete with our products.

If we were to be unable to continue to compete for any of the above reasons, it could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

Until we resolve our contingencies, we may not have access to a cost effective credit facility and we will be required to fund a significant amount of cash to fund our working capital needs and planned expenditures with cash on hand. Our ability to generate cash depends on many factors beyond our control.

In the absence of a credit facility as a possible source of liquidity, our ability to meet our working capital needs and to fund capital expenditures will depend on our ability to generate cash from operations and effectively manage our cash balances. This is subject to general economic, financial, competitive and other factors that may be beyond our control. We are unable to predict the outcome of ongoing litigation and investigations to which we are a party and these matters could have a material adverse effect on our liquidity and cash flows. See Note 9, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements for further discussion on legal proceedings. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing litigation and investigations to which we are a party, long-term normal operating liquidity requirements; however, we cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to fund our other liquidity needs.

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

In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to, an existing product, we must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or approval of a Premarket Approval (PMA) submission from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. However, as was the case in our recent submission for 510(k) clearance of Coblator IQ ENT Plasma Wands, the FDA has a high degree of latitude when evaluating submissions and may determine that a proposed device submitted for 510(k) clearance is not substantially equivalent, or NSE, to a predicate device.

Recent trends in FDA’s review of 510(k) submissions suggest that FDA is often requiring manufacturers to provide new, more expansive or different information regarding a particular device than what the manufacturer anticipated. This has resulted in increasing uncertainty and delay in the premarket notification review process. In January 2011, the FDA announced twenty-five specific action items it intends to take with respect to the 510(k) process to add greater transparency and certainty to the review process. These reforms, when fully implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain current clearances.

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

After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or PMA. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA approval in the first instance, but the FDA may review any manufacturer’s decision and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. FDA guidance documents define when to submit premarket notifications for new or modified devices. These guidance documents also define modifications for which a new 510(k) is not required. We have modified some of our marketed devices, and have determined that in certain instances new 510(k) clearances or PMA approvals are not required. No assurance can be made that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

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

Further, under the FDA medical device reporting regulations (“MDR”) we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

If we or our third-party suppliers fail to comply with the FDA’s Quality System Regulations, our manufacturing operations could be interrupted and our sales and our ability to generate profits could suffer.

We and certain of our third-party suppliers are required to comply with the FDA’s Quality System Regulation, (“QSR”) which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products in these jurisdictions. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. If our facilities or those of our suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions: untitled letters; warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, recall, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products; withdrawing 510(k) clearances on PMA approvals that have already been granted; refusal to grant export approval for our products; or criminal prosecution.

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

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgical centers and physicians for procedures using our products. Because reimbursement for our products generally is included as part of the payments for procedures, these updates directly impact the amounts recognized for the costs of our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2010, the Center for Medicare and Medicaid Services, or CMS, projected a rate reduction of 21.2 percent under the statutory formula and a number of legislative measures were passed to prevent this reduction. For the second half of 2010, the update factor was increased by 2.2 percent. For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because CMS was required to make its other changes to the Medicare Physician Fee Schedule (including adjustments made to certain codes identified to be misvalued) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values into dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it is $33.9764 for 2011. At this time, is it uncertain how the change would affect our business. If Congress fails to intervene to prevent the negative update factor in the future, the resulting decrease in payment may adversely affect our revenues and results of operations.

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

As previously reported, on September 1, 2009, an affiliate of One Equity Partners, or OEP a private equity firm, acquired our Series A Preferred Stock. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2009 Form 10-K for a description of this transaction. As a result of this transaction, OEP became the largest beneficial owner of our stock. At this time, assuming conversion of the Series A Preferred Stock to our Common Stock, including make-whole amounts as defined in the Certificate of Designation for the Series A Preferred Stock but excluding outstanding options and warrants held by other parties, OEP would represent an ownership interest of approximately 17.6 percent of our voting stock. In connection with this transaction, we expanded the Board of Directors to eight members and granted OEP the right to nominate two directors. Effective September 1, 2009, Messrs. Gregory Belinfanti and Christian Ahrens, both partners of OEP, were appointed to our Board of Directors.

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

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.43	Lease Agreement between CarrAmerica Lantana, LP and the Company.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the ArthroCare Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.**

**Furnished not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: May 2, 2011	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: May 2, 2011	/s/ Todd Newton
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

10.43	Lease agreement between CarrAmerica Lantana, LP and the Company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the ArthroCare Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.**

**Furnished not filed herewith.