Form 10-Q
period 2011-06-30
ARTHROCARE CORP
filed 2011-08-03
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 25, 2011, the number of outstanding shares of the Registrant’s Common Stock was 27,446,645.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended June 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$184,900	$132,536
Accounts receivable, net of allowances of $2,265 and $2,445 at June 30, 2011 and December 31, 2010, respectively	47,968	48,870
Inventories, net	31,500	34,087
Deferred tax assets	18,075	24,661
Prepaid expenses and other current assets	6,404	4,424
Assets held for sale	—	3,081
Total current assets	288,847	247,659

Property and equipment, net	38,438	41,582
Intangible assets, net	8,137	10,733
Goodwill	119,490	119,020
Deferred tax assets	16,019	16,019
Other assets	1,693	4,182
Total assets	$472,624	$439,195

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,168	$13,819
Accrued liabilities	40,914	40,197
Deferred tax liabilities	149	149
Income tax payable	1,308	1,555
Total current liabilities	54,539	55,720

Deferred tax liabilities	233	213
Other non-current liabilities	12,916	13,766
Total liabilities	67,688	69,699

Commitments and contingencies (Notes 8 and 9)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at June 30, 2011 and December 31, 2010; Redemption value: $87,089	75,457	73,768

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 31,424 and 31,102 shares Outstanding: 27,446 and 27,112 shares at June 30, 2011 and December 31, 2010, respectively	27	27
Treasury stock: 3,978 and 3,990 shares at June 30, 2011 and December 31, 2010, respectively	(107,577)	(107,899)
Additional paid-in capital	395,409	386,395
Accumulated other comprehensive income	5,280	4,246
Retained earnings	36,340	12,959
Total stockholders’ equity	329,479	295,728
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$472,624	$439,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Product sales	$86,925	$83,066	$170,432	$168,231
Royalties, fees and other	4,349	4,113	8,774	8,062
Total revenues	91,274	87,179	179,206	176,293

Cost of product sales	25,897	28,358	50,641	54,937

Gross profit	65,377	58,821	128,565	121,356
Operating expenses:
Research and development	6,613	8,414	13,423	17,029
Sales and marketing	27,274	26,887	55,372	53,742
General and administrative	10,426	9,107	19,614	18,362
Amortization of intangible assets	1,323	1,302	2,634	2,617
Exit costs	2,490	—	2,490	—
Investigation and restatement related costs	2,257	528	3,461	1,571
Total operating expenses	50,383	46,238	96,994	93,321

Income from operations	14,994	12,583	31,571	28,035

Foreign exchange gain (loss)	78	(1,075)	742	(4,035)
Interest and other expense, net	(201)	(89)	(375)	(190)
Other income and expense	(123)	(1,164)	367	(4,225)

Income from continuing operations before income taxes	14,871	11,419	31,938	23,810

Income tax provision	4,171	3,134	8,779	6,448

Net income from continuing operations	10,700	8,285	23,159	17,362

Income (loss) from discontinued operations	1,600	(203)	1,911	(453)

Net income	12,300	8,082	25,070	16,909

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(849)	(812)	(1,689)	(1,614)

Net income available to common stockholders	$11,451	$7,270	$23,381	$15,295

Weighted average shares outstanding:
Basic	27,338	26,976	27,267	26,958
Diluted	27,789	27,352	27,702	27,295

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.30	$0.23	$0.65	$0.48
Diluted	$0.29	$0.22	$0.64	$0.47
Earnings per share applicable to common stockholders:
Basic	$0.35	$0.22	$0.71	$0.47
Diluted	$0.34	$0.22	$0.70	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$25,070	$16,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,100	12,094
Provision for doubtful accounts, product returns, and inventory valuation	1,986	4,223
Non-cash stock compensation expense	3,077	3,626
Deferred taxes	6,606	6,072
Gain on sale of assets held for sale	(2,177)	—
Other	(941)	5,149
Changes in operating assets and liabilities:
Changes in operating assets	286	7,368
Changes in operating liabilities	(1,979)	(23,068)
Net cash provided by operating activities	44,028	32,373

Cash flows from investing activities:
Purchases of property and equipment	(6,216)	(6,904)
Proceeds from sale of assets held for sale	5,500	—
Proceeds from repayment of loan	2,275	—
Other	6	(52)
Net cash provided (used) in investing activities	1,565	(6,956)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	5,863	797
Net cash provided by financing activities	5,863	797

Effect of exchange rate changes on cash and cash equivalents	908	(419)

Net increase in cash and cash equivalents	52,364	25,795
Cash and cash equivalents, beginning of period	132,536	57,386
Cash and cash equivalents, end of period	$184,900	$83,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2010 Annual Report on Form 10-K filed on February 14, 2011 (“2010 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2011 and December 31, 2010, the results of its operations for the three and six month periods ended June 30, 2011 and 2010, and its cash flows for the six month periods ended June 30, 2011 and 2010.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these estimates and judgments.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 — DISCONTINUED OPERATIONS

In the fourth quarter of 2010, the Company determined that its non-Coblation spine products met the criteria under GAAP to be reported as discontinued operations. The Company’s non-Coblation spine products consisted of its Parallax and Contour product lines.  As a result of this determination, the impact from these product lines on the Company’s reported net income in all periods is separately reported as “Income (loss) from discontinued operations” in our condensed consolidated statements of operations.  Assets identifiable with these discontinued operations were reported as “Assets held for sale” in our December 31, 2010 condensed consolidated balance sheet.

On June 30, 2011 the Company sold the discontinued operations for $5.5 million in cash and recorded a gain on the sale of assets of approximately $2.2 million ($1.3 million after tax), which is included in income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations for the quarter and six month periods ended June 30, 2011.

Revenues, gain on the sale of assets, income (loss) and income taxes related to discontinued operations for the three and six month periods ended June 30, 2011  and 2010  were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$1,140	$1,606	$2,271	$3,103
Gain on sale of assets	2,177	—	2,177	—
Income (loss) from discontinued operations before income taxes	2,583	(290)	3,084	(647)
Income tax provision (benefit)	983	(87)	1,173	(194)
Income (loss) from discontinued operations	1,600	(203)	1,911	(453)

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 — COMPREHENSIVE INCOME

The following table presents comprehensive income (in thousands):

	Six Months Ended
	June 30,
	2011	2010

Comprehensive income:
Net income	$25,070	$16,909
Foreign currency translation adjustments	1,034	1,503
Comprehensive income	$26,104	$18,412

NOTE 4 — COMPUTATION OF EARNINGS (LOSS) PER SHARE

The Company’s Series A 3 percent Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) has participation rights in dividends issued to common stockholders.  As a result, the Company calculates earnings per share using the two class method.  The following is a reconciliation of net income applicable to common stockholders and the number of shares used in the calculation of basic and diluted earnings per share applicable to common stockholders (in thousands, except per-share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Income from continuing operations allocated to common stockholders (net of $1,726 and $1,324 attributable to Series A Preferred Stock for the three months ended June 30, 2011 and 2010, respectively, and $3,769 and $2,791 for the six months ended June 30, 2011 and 2010, respectively.)	$8,125	$6,149	$17,701	$12,957
Income (loss) from discontinued operations allocated to common stockholders (net of $280 and ($36) attributable to Series A Preferred Stock for the three months ended June 30, 2011 and 2010, respectively, and $336 and ($80) for the six months ended June 30, 2011 and 2010, respectively.)	1,320	(167)	1,575	(373)
Net income allocated to common stockholders (net of $2,006 and $1,288 attributable to Series A Preferred Stock for the three months ended June 30, 2011 and 2010, respectively, and $4,105 and $2,711 for the six months ended June 30, 2011 and 2010, respectively.)	9,445	5,982	19,276	12,584

Basic:
Weighted-average common shares outstanding	27,338	26,976	27,267	26,958
Earnings from continuing operations per share allocated to common stockholders	$0.30	$0.23	$0.65	0.48
Earnings (loss) from discontinued operations per share allocated to common stockholders	0.05	(0.01)	0.06	(0.01)
Earnings per share allocated to common stockholders	$0.35	$0.22	$0.71	0.47

Diluted:
Weighted-average shares outstanding used in basic calculation	27,338	26,976	27,267	26,958
Dilutive effect of options	119	300	114	272
Dilutive effect of unvested restricted stock	332	76	321	65
Weighted-average common stock and common stock equivalents	27,789	27,352	27,702	27,295
Earnings from continuing operations per share allocated to common stockholders	$0.29	$0.22	$0.64	$0.47
Earnings (loss) from discontinued operations per share allocated to common stockholders	0.05	0.00	0.06	(0.01)
Earnings per share allocated to common stockholders	$0.34	$0.22	$0.70	$0.46

Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	723	1,977	876	2,049

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 — INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	June 30,	December 31,
	2011	2010

Raw materials	$7,720	$9,387
Work-in-process	8,650	7,687
Finished goods	25,182	27,372
	41,552	44,446
Inventory valuation reserves	(10,052)	(10,359)
Inventories, net	$31,500	$34,087

NOTE 6 — LOAN RECEIVABLE

During 2008 and 2009, the Company loaned $2.5 million to a sterilization subcontractor with proceeds used to construct the subcontractor’s Costa Rican sterilization facility. On April 7, 2011, the loan balance and accrued interest were repaid in full.

NOTE 7 — ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	June 30, 2011	December 31, 2010

Compensation	$12,773	$19,236
Insurance dispute reserve	9,953	9,830
Legal fees	3,342	2,041
Exit costs	2,140	—
Agent commissions	2,018	1,837
Other	10,688	7,253
	$40,914	$40,197

NOTE 8 — COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.6 million for the quarters ended June 30, 2011 and 2010, and was $3.1 million and $3.2 million for the six month periods ended June 30, 2011 and 2010, respectively.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas.  The anticipated use commencement date is August 1, 2011 and is for a 130 month term.  Minimum rental payments for this operating lease are as follows (in thousands):

Minimum Rental
Payments
2011	$—
2012	1,310
2013	2,285
2014	2,353
2015	2,421
Thereafter	17,145
$25,514

There were no other material changes from the Company’s lease obligations presented in its 2010 Form 10-K.

Purchase Commitments

The Company is a party to a variety of agreements pursuant to which it may be obligated to purchase products from other parties.  Typically, these obligations arise in the context of contracts entered into by the Company in the normal course of business.  During the quarter and six month period ended June 30, 2011, there were no material changes from the Company’s contractual obligations presented in its 2010 Form 10-K.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the six month period ended June 30, 2011 the Company advanced $2.6 million and has recorded additional liabilities of $1.5 million under these indemnity agreements as of June 30, 2011.  The Company expects to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On June 27, 2011, the SEC filed a settled civil action in United States District Court in Austin, Texas against John Raffle and David Applegate, two former senior vice presidents of the Company, as well as Kathy Raffle (the ex-wife of John Raffle) as a relief defendant.   The settled action concerned accounting matters related to the Company’s restatement of financial results as announced by the Company on July 21, 2008 and completed on November 18, 2009.  Messrs. Raffle and Applegate agreed to the settlement without admitting or denying the SEC’s allegations.  Under the settlement, Messrs. Raffle and Applegate consented to a judgment permanently enjoining each from violating Securities Act Section 17(a) and from aiding and abetting violations of Exchange Act Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B), and Rules 10b-5,12b-20, 13a-1, and 13a-13 thereunder.  In addition, Mr. Raffle consented to a judgment permanently enjoining him from violating Exchange Act Section 13(b)(5) and Rules 13b2-1 and 13b2-2 thereunder.  The SEC’s investigation is ongoing and could result in charges against other former officers or employees.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Proposed Settlement of Shareholder Derivative Actions

On October 18, 2010, the Company, its directors’ and officers’ insurance carriers, and the plaintiffs in the Federal Court and State Court derivative actions agreed in principal to a settlement. Under the terms of the proposed settlement, the director and officer insurers will collectively pay $8.0 million to the Company, on behalf of the individuals named as defendants in the Federal Court and State Court derivative actions, to settle the State and Federal Derivative actions. The lawyers for the plaintiffs will be entitled to seek an award of legal fees and costs from the Federal Court in an amount not to exceed $2.25 million. The agreement also provides that the directors’ and officers’ insurers will pay the Company an additional $2.0 million for a broad mutual release by the Company and the insurers of any further rights or obligations under the directors’ and officers’ liability insurance policies. The settlement calls for certain mutually acceptable governance changes and is subject to approval of the former officers and directors who are parties to the derivative actions, an agreement by those former officers and directors to release the Company’s directors’ and officers’ liability insurance carriers of any further rights or obligations under the applicable directors’ and officers’ liability insurance policies, the execution of a full and final settlement agreement, and the approval of the settlement of the derivative actions by the U.S. District Court, Western District of Texas. On March 22, 2011, the Federal Court informed the parties that it would de-consolidate the derivative actions (Weil, Barron and King described above) from the consolidated securities action in light of the settlement in principal.  The plaintiffs have since completed their confirmatory due diligence regarding the proposed settlement and will be submitting a request to the Court for approval.  Upon approval of this settlement agreement, any further litigation cost, settlement cost, fines, injunctions, orders or damages allegedly resulting from or based on the restatement or related events, including the ongoing DOJ investigation, the consolidated securities Class

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Action case and any ongoing indemnification obligations will be incurred by us without the benefit of further insurance coverage.

NOTE 10 —EXIT COSTS

The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas with the intent to relocate the activities currently conducted at its Sunnyvale, California facility.  The Company expects to incur $10.5 million of exit costs including approximately $5 million of employee related costs and approximately $5.5 million of contract termination and other costs in conjunction with this relocation and is reporting these costs as incurred in “Exit costs” in its condensed consolidated statements of operations.  The Company anticipates completing the activities and recognizing the costs associated with the program by the end of 2011 with the final employee related cost being paid by the second quarter of 2012.

The following summarizes the accrued and paid exit costs during the six months ended June 30, 2011 (in thousands):

	Accrued			Accrued
	Exit Cost			Exit Cost
	Balance at			Balance at
	January 1, 2011	Cost Incurred	Payments	June 30, 2011
Employee-related	$—	$2,140	$—	$2,140
Contract termination and other	—	350	350	—
	$—	$2,490	$350	$2,140

In addition to these costs, the Company has accelerated the amortization of $2.0 million of leasehold improvements related to the affected facilities of which $1.0 million was recognized during the second quarter of 2011.

NOTE 11 — SEGMENT INFORMATION

The Company has organized its marketing and sales efforts based on four operating segments, which are aggregated into one reportable segment — the development, manufacture and marketing of disposable devices for less invasive surgical procedures.  Each of the Company’s business units has similar economic characteristics, technology, manufacturing processes, customers, distribution and marketing strategies, regulatory environments and shared infrastructures.    These operating segments are Sports Medicine - Americas, Ear Nose and Throat (“ENT”) - Americas, Other — Americas and International.

Product sales by operating segment and product area for the periods shown were as follows (in thousands):

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended				Three Months Ended
	June 30, 2011				June 30, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$36,348	$20,808	$57,156	65.7%	$37,701	$17,010	$54,711	65.9%
ENT	22,650	4,785	27,435	31.6%	21,196	3,979	25,175	30.3%
Other	859	1,475	2,334	2.7%	1,137	2,043	3,180	3.8%
Total product sales	$59,857	$27,068	$86,925	100.0%	$60,034	$23,032	$83,066	100.0%

% Net product sales	68.9%	31.1%	100.0%		72.3%	27.7%	100.0%

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$73,729	$40,136	$113,865	66.8%	$82,092	$33,068	$115,160	68.4%
ENT	42,687	9,052	51,739	30.4%	39,611	7,309	46,920	27.9%
Other	1,545	3,283	4,828	2.8%	2,100	4,051	6,151	3.7%
Total product sales	$117,961	$52,471	$170,432	100.0%	$123,803	$44,428	$168,231	100.0%

% Net product sales	69.2%	30.8%	100.0%		73.6%	26.4%	100.0%

Revenues attributed to geographic areas as shown below are based on the country where the Company’s customer is domiciled (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

United States	$56,525	$55,348	$110,848	$115,615
Non-United States (1)	30,400	27,718	59,584	52,616
Total product sales	$86,925	$83,066	$170,432	$168,231

(1) No additional locations are individually significant.

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	June 30, 2011	December 31, 2010

United States	$24,228	$27,285
Costa Rica	10,034	12,750
Other	5,869	5,729
Total long-lived assets	$40,131	$45,764

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

Overview

We are a medical device company that develops, manufactures and markets surgical products for certain soft-tissue surgical procedures, many of which are based on our minimally invasive patented Coblation® technology.  Our innovative technologies improve the lives of individuals as diverse as world class athletes suffering from torn rotator cuffs or anterior cruciate ligaments to senior citizens suffering from herniated discs and children suffering from tonsillitis.

Our business consists of two core product areas: Sports Medicine and Ear Nose and Throat, or ENT. We also manufacture and sell products based on our technology for other procedures, such as certain spine procedures. Our products are marketed and sold through two principal geographic markets: Americas (North and South America) and International (all other geographies).

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our direct sales employees, independent sales agents and independent distributors.  We anticipate that disposable device sales and implants will remain the key component of our product sales for the foreseeable future.  We also contract manufacture disposable surgical devices and implants for other medical device companies.  In the quarter and six month periods ended June 30, 2011, product revenue from contract manufacturing was $5.4 million and $10.7 million, respectively, compared to $6.9 million and $11.7 million, respectively, for the same periods in 2010.

Reported product sales were $86.9 million and $170.4 million for the quarter and six month periods ended June 30, 2011, respectively, compared to $83.1 million and $168.2 million in the same periods in 2010.  In the first quarter of 2010 we recognized $6.6 million of product sales that were previously deferred pending the resolution of certain contract issues.  Excluding the effect of the deferred revenue, product sales increased by 4.6 percent and 5.4 percent, respectively, compared to the same periods in 2010.  We also generate revenue from royalties and fees from licensing of our technology to other companies and earn other revenues from shipping and handling cost billed to customers.

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

Gross product margin as a percentage of product sales for the quarter and six month periods ended June 30, 2011 was 70.2 percent and 70.3 percent, respectively, compared to 65.9 percent and 67.3 percent for the same periods in 2010.  The comparability of gross product margin between periods will be impacted by several items, including the mix between proprietary and contract manufactured products sales; the stability of our average sales price on proprietary products; changes in the estimated percentage of research and engineering activities associated with the manufacturing process and allocated to manufacturing overhead; and changes in our product emphasis that may result in obsolescence charges being included in cost of product sales in a particular period.

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin for the quarter and six month periods ended June 30, 2011 was 16.4 percent and 17.6 percent, respectively, compared to 14.4 percent and 15.9 percent, respectively for the same periods in 2010.

In April 2011, we entered into a new lease agreement for facilities located in Austin, Texas with the intent to relocate the activities currently conducted at our Sunnyvale, California facility to Austin, Texas.  We currently estimate that we will incur exit costs of approximately $10.5 million.  We anticipate completing the activities and recognizing the costs associated with the program during the remainder of 2011.  Once completed, we anticipate the program will reduce annual operating expenses by approximately $5 million.

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

Our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we have a tax holiday that extends through December 2015.  In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets.

Results of Operations

Results of operations for the three and six month periods ended June 30, 2011 and 2010 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$86,925	95.2%	$83,066	95.3%	$170,432	95.1%	$168,231	95.4%
Royalties, fees and other	4,349	4.8%	4,113	4.7%	8,774	4.9%	8,062	4.6%
Total revenues	91,274	100.0%	87,179	100.0%	179,206	100.0%	176,293	100.0%

Cost of product sales	25,897	28.4%	28,358	32.5%	50,641	28.3%	54,937	31.2%

Gross profit	65,377	71.6%	58,821	67.5%	128,565	71.7%	121,356	68.8%

Operating expenses:
Research and development	6,613	7.2%	8,414	9.7%	13,423	7.5%	17,029	9.7%
Sales and marketing	27,274	29.9%	26,887	30.8%	55,372	30.9%	53,742	30.5%
General and administrative	10,426	11.4%	9,107	10.4%	19,614	10.9%	18,362	10.4%
Amortization of intangible assets	1,323	1.5%	1,302	1.5%	2,634	1.5%	2,617	1.4%
Exit costs	2,490	2.7%	—	0.0%	2,490	1.4%	—	0.0%
Investigation and restatement-related costs	2,257	2.5%	528	0.6%	3,461	1.9%	1,571	0.9%
Total operating expenses	50,383	55.2%	46,238	53.0%	96,994	54.1%	93,321	52.9%

Income from operations	14,994	16.4%	12,583	14.4%	31,571	17.6%	28,035	15.9%

Foreign exchange gain (loss)	78		(1,075)		742		(4,035)
Interest and other expense, net	(201)		(89)		(375)		(190)
Other income (expense)	(123)		(1,164)		367		(4,225)

Income from continuing operations before income taxes	14,871		11,419		31,938		23,810

Income tax provision	4,171		3,134		8,779		6,448

Net income from continuing operations	10,700		8,285		23,159		17,362

Income (loss) from discontinued operations, net of gain on sale of assets and taxes	1,600		(203)		1,911		(453)

Net Income	12,300		8,082		25,070		16,909

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(849)		(812)		(1,689)		(1,614)

Net income available to common stockholders	$11,451		$7,270		$23,381		$15,295

Weighted-average shares outstanding:
Basic	27,338		26,976		27,267		26,958
Diluted	27,789		27,352		27,702		27,295

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.30		$0.23		$0.65		$0.48
Diluted	$0.29		$0.22		$0.64		$0.47

Earnings per share applicable to common stockholders:
Basic	$0.35		$0.22		$0.71		$0.47
Diluted	$0.34		$0.22		$0.70		$0.46

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Three Months Ended
	June 30, 2011				June 30, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$36,348	$20,808	$57,156	65.7%	$37,701	$17,010	$54,711	65.9%
ENT	22,650	4,785	27,435	31.6%	21,196	3,979	25,175	30.3%
Other	859	1,475	2,334	2.7%	1,137	2,043	3,180	3.8%
Total product sales	$59,857	$27,068	$86,925	100.0%	$60,034	$23,032	$83,066	100.0%

% Net product sales	68.9%	31.1%	100.0%		72.3%	27.7%	100.0%

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$73,729	$40,136	$113,865	66.8%	$82,092	$33,068	$115,160	68.4%
ENT	42,687	9,052	51,739	30.4%	39,611	7,309	46,920	27.9%
Other	1,545	3,283	4,828	2.8%	2,100	4,051	6,151	3.7%
Total product sales	$117,961	$52,471	$170,432	100.0%	$123,803	$44,428	$168,231	100.0%

% Net product sales	69.2%	30.8%	100.0%		73.6%	26.4%	100.0%

Sports Medicine product sales increased $2.4 million, or 4.5 percent, and decreased $1.3 million, or 1.1 percent, for the quarter and six month period ended June 30, 2011, respectively, compared to the same periods in 2010.

Sports Medicine product sales in the Americas for the quarter and six month periods ended June 30, 2011 decreased by $1.4 million and $8.4 million, respectively, compared to the same periods in 2010.  For the quarter ended June 30, 2011, contract manufactured product sales pursuant to an existing supply and distribution arrangement with Smith & Nephew declined by $1.5 million, or 4.0 percent, while proprietary product sales increased by $0.1 million, or 0.4 percent. For the six months ended June 30, 2011 comparability to 2010 was impacted by the recognition of $6.6 million in the first quarter of 2010 of Americas product sales that had previously been deferred pending the resolution of certain contract issues in dispute.  Excluding the effects of the 2010 deferred revenue, proprietary Sports Medicine product sales in the Americas decreased by $0.8 million compared to the same period in 2010, due to lower sales to stocking distributors and lower average sales prices in the first quarter of 2011.  In addition, contract manufactured product sales declined $1.0 million in the six months ended June 30, 2011.

For the quarter and six month periods ended June 30, 2011, International Sports Medicine product sales increased by $3.8 million and $7.1 million, respectively, compared to the same periods in 2010.  Sports Medicine product sales increased by $2.6 million and $5.4 million for the quarter and six month period ended June 30, 2011, respectively, in the Company’s direct markets and $1.2 million and $1.7 million, respectively, in  distributor markets.  The increased product sales in 2011 were due to a combination of higher sales volumes, higher average selling price, and the translation effect of a weaker U.S. dollar exchange rate when compared to the same period in 2010.

ENT product sales increased $2.3 million, or 9.0 percent, and $4.8 million, or 10.3 percent, for the quarter and six month period ended June 30, 2011, respectively, when compared to the same periods in 2010.  ENT product sales in the Americas increased 6.9 percent and 7.8 percent in the quarter and six month period ended June 30, 2011, respectively, as a result of an increase in our user and customer base and new product introductions.  International ENT product sales increased 20.3 percent and 23.8 percent, respectively, for the quarter and six month periods ended June 30, 2011 when compared to the same period in 2010 primarily as a result of increased volumes and average selling prices in both our distributor and direct markets in all geographies, most notably the Asia Pacific region.

Other product sales decreased $0.8 million or 26.6 percent, and $1.3 million, or 21.5 percent, during the quarter and six month period ended June 30, 2011, respectively, compared with the same periods of 2010 and are less than three percent of total product sales.

In total, International product sales increased $4.0 million or 17.5 percent, and $8.0 million, or 18.1 percent, during the quarter and six month period ended June 30, 2011 compared with the same periods of 2010. Changes in foreign currency rates increased the U.S. dollar reported value of International’s local currency product sales by $2.9 million and $3.6 million for the quarter and six month period ended June 30, 2011 compared to the same periods in 2010.  In our direct markets, product sales for the quarter and six month periods ended June 30, 2011 increased $3.0 million and $5.7 million, respectively, compared to the same periods in 2010,  while sales to distributors for the quarter and six month periods ended June 30, 2011 increased $1.0 million and $2.3 million compared to the same periods in 2010.  In the quarter and six month periods ended June 30, 2011, direct markets represented approximately 69.2 percent and 70.9 percent of International product sales, respectively, compared to approximately 68.1 percent and 70.7 percent in the same periods in 2010.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues increased by 5.7 percent and 8.8 percent during the quarter and six month period ended June 30, 2011, respectively, compared with the same periods of 2010, as a result of increased royalties from parties who licensed certain of our patents for use in the urology and hysteroscopic gynecology fields.

Cost of Product Sales

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$21,615	24.9%	$23,506	28.3%	$42,289	24.8%	$45,414	27.0%
Controller amortization	2,278	2.6%	2,646	3.2%	4,463	2.6%	5,005	3.0%
Other	2,004	2.3%	2,206	2.6%	3,889	2.3%	4,518	2.7%
Total cost of product sales	$25,897	29.8%	$28,358	34.1%	$50,641	29.7%	$54,937	32.7%

Product margin as a percentage of product sales was 70.2 percent and 70.3 percent during the quarter and six month periods ended June 30, 2011, respectively, compared to 65.9 percent and 67.3 percent for the same periods in 2010.  Inventory obsolescence charges were $1.1 million and $2.6 million higher in the quarter and six month periods ended June 30, 2010, respectively.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$6,613	7.2%	$8,414	9.7%	$13,423	7.5%	$17,029	9.7%
Sales and marketing	27,274	29.9%	26,887	30.8%	55,372	30.9%	53,742	30.5%
General and administrative	10,426	11.4%	9,107	10.4%	19,614	10.9%	18,362	10.4%
Amortization of intangible assets	1,323	1.5%	1,302	1.5%	2,634	1.5%	2,617	1.4%
Exit costs	2,490	2.7%	—	0.0%	2,490	1.4%	—	0.0%
Investigation and restatement-related costs	2,257	2.5%	528	0.6%	3,461	1.9%	1,571	0.9%
Total operating expenses	$50,383	55.2%	$46,238	53.0%	$96,994	54.1%	$93,321	52.9%

Research and development expense decreased $1.8 million and $3.6 million during the quarter and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010.  Materials and services consumed by our research and development efforts were lower through the first half of 2011 due to project timing. In addition, a higher proportion of engineering and other personnel costs were estimated as being associated with manufacturing activities in the current periods, which increased the allocation of engineering costs to inventory and cost of product sales and accelerated amortization of $0.4 million for leasehold improvements affected by the relocation of our Sunnyvale, California facility.

Sales and marketing expense as a percentage of total revenue was relatively consistent between periods.  For the quarter and six month periods ended June 30, 2011, sales and marketing expense was 29.9 percent and 30.9 percent of total revenues, respectively, compared to 30.8 percent and 30.5 percent of total revenues for the same periods in 2010.

General and administrative expense increased $1.3 million and $1.3 million for the quarter and six month periods ended June 30, 2011, respectively, due to accelerated amortization of $0.4 million for leasehold improvements affected by the relocation of our Sunnyvale, California facility and a $0.9 million increase in legal fees associated with indemnification agreements for certain former executives of the Company.

Exit Costs associated with the relocation of our Sunnyvale, California facilities were $2.5 million during the quarter and six month periods ended June 30, 2011, respectively. $2.1 million of these costs are non-recurring compensation benefits offered to certain employees in our Sunnyvale, California facility.

Investigation and restatement expenses increased to $2.3 million, or 2.5 percent of total revenues, and $3.5 million, or 1.9 percent of total revenues, during the quarter and six month periods ended June 30, 2011, respectively, when compared to the same periods in 2010.  Legal fees increased $1.7 million and $2.9 million in the quarter and six month periods ending June 30, 2011, respectively.  Investigation and restatement expenses in the second quarter of 2010 are net of insurance recoveries for legal fees of $0.6 million.  We expect to continue to incur legal defense costs in connection with the DOJ and shareholder and derivative class action matters related to the Review and restatement which will be classified as investigation and restatement expense.

Other Income (Expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Foreign exchange gain (loss), net	$78	$(1,075)	$742	$(4,035)
Interest and other expense, net	(201)	(89)	(375)	(190)
Other income (expense), net	$(123)	$(1,164)	$367	$(4,225)

Other income (expense) was expense of $0.1 million and income of $0.4 million in the quarter and six month periods ended June 30, 2011, respectively, compared to expense of $1.2 million and $4.2 million in the same periods in 2010.  The change in other income (expense) was due primarily to fluctuations in the material foreign currencies in which we operate.  During the six months ended June 30, 2011, the U.S. dollar weakened against the euro, British pound, and Australian dollar.  The weakening of the U.S. dollar decreased the local currency amount of U.S. dollar payables of certain international subsidiaries, resulting in foreign exchange gains.  During the quarter and six month periods ended June 30, 2010, the U.S. dollar strengthened against the euro, British pound and Australian dollar, resulting in foreign exchange losses.

Income Tax Provision

Our effective tax rate for continuing operations for the three and six month periods ended June 30, 2011 was 28.0% and 27.5%, respectively, as compared to 27.4% and 27.0% in the corresponding periods in 2010.

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

As of June 30, 2011 we had $234.3 million in working capital, compared to $191.9 million at December 31, 2010 as our cash and cash equivalent holdings increased from $132.5 million at December 31, 2010 to $184.9 million at June 30, 2011.

Cash provided by operating activities for the six months ended June 30, 2011 was $44.0 million and differed from our net income of $25.1 million due to non-cash expenses of $20.6 million, offset by changes in operating assets and liabilities of ($1.7) million.  Cash provided by operating activities included cash provided by discontinued operations of $1.4 million and cash used for discontinued operations of $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

Cash provided by investing activities for the six months ended June 30, 2011 was $1.6 million and consisted primarily of $5.5 million cash received for the sale of the assets related to our discontinued operations on June 30, 2011 and $2.3 million cash received from collection of a loan receivable, offset by $6.2 million of cash used for purchases of property and equipment.  Cash used in investing activities for the six months ended June 30, 2010 was $7.0 million, and consisted primarily of purchases of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $5.9 million and $0.8 million, respectively, and consisted primarily of proceeds from the exercise of stock options.

In April 2011, we entered into a new lease agreement for facilities located in Austin, Texas with the intent to relocate the activities currently conducted at our Sunnyvale, California facility with those activities currently conducted in Austin, Texas.  During the second quarter of 2011, we incurred $3.5 million of incremental costs as a result of the relocation decision of which $2.5 million was exit costs and $1.0 million was accelerated amortization of leasehold improvements at the affected facilities that was recorded as additional operating expenses.  We expect to incur total exit costs of approximately $10.5 million in conjunction with the plan, including $5.0 million for severance costs and $5.5 million for contract termination and other costs.  Additionally, we expect to record an additional $1.0  million of accelerated amortization charges.  We anticipate completing the activities and recognizing the costs associated with the program during the remainder of 2011, with final employee-related costs being paid by the second quarter of 2012.

Critical Accounting Policies and Estimates

There have been no material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2010 Form 10-K.

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

The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas with the intent to relocate the activities currently conducted at its Sunnyvale, California facility with those activities currently conducted in Austin, Texas at the newly leased facilities.  The anticipated use commencement date is August 5, 2011 and the lease term is for 130 months.  Minimum rental payments for this operating lease are as follows (in thousands):

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

The table below presents principal amounts and related weighted average interest rates as of June 30, 2011 for our cash and cash equivalents.

Cash and cash equivalents	$184,900
Average interest rate earned on cash and cash equivalents	0.0%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at June 30, 2011 are denominated primarily in U.S. dollars; however, we also maintain significant balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the June 30, 2011 exchange rates for these currencies would have an impact on pre-tax income of approximately $1.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of June 30, 2011, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

This section identifies specific risks that should be considered carefully in evaluating our business. Any of these risks could adversely affect our business, results of operations or financial condition. Although we believe that these risks represent the material risks relevant to us, our business and our industry, new material risks may emerge that we are currently unable to predict. As a result, this description of the risks that affect our business and our industry is not exhaustive. The risks discussed below could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements as described above.

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

Many of our pending legal proceedings are ongoing, and we cannot predict their outcomes or when they may conclude. However, irrespective of the outcomes, we may incur substantial costs, including defense and indemnity costs, and these matters may divert the attention of our technical and management personnel, which could materially harm our business. We may continue to incur ongoing indemnity obligations with respect to certain former officers or employees of ours who are still subject to ongoing investigation and potential legal action against them. Moreover, if we do not prevail in any of the actions still pending against us, we could be required to pay substantial damages or settlement costs. Adverse outcomes or other developments during the course of litigation or other proceedings may harm our business, financial condition, results of operations or liquidity as well as investors’ perception of our business, any of which could harm our stock price.

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

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology and our acquired technologies. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, as well as the use of Coblation technology in specific surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies Opus, Atlantech and Applied Therapeutics, Inc. (ATI). Our earliest Coblation-related patents will begin to expire in 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2015.  A portion of license royalty revenue is associated with license grants from patents rights that extend beyond 2017.

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

We compete in a market characterized by rapidly changing technology. We may not be able to keep pace with technology or to develop viable new products. Our future financial performance will depend in part on our ability to develop and manufacture new products in a cost-effective manner, to introduce these products to the market on a timely basis, and to achieve market acceptance of these products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include capital constraints, research and development delays, and delays in acquiring regulatory approvals. Our new products and new product introductions may fail to achieve expected levels of market acceptance. Factors impacting the level of market acceptance include our ability to successfully implement new technologies, the timeliness of our product introductions, our product pricing strategies, our available financial and technological resources for product promotion and development, our ability to show clinical benefit from our products, and the availability of coverage and reimbursement for our products as discussed in the risk factor titled “ Changes in coverage and reimbursement for procedures using our products could affect use of our devices and our future revenue ” below.

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

Circumstances associated with the integration of our Sunnyvale, California and Austin, Texas operations could result in loss of valuable personnel and may adversely affect our operating results.

The relocation of substantial research and development, regulatory and quality engineering resources from Sunnyvale, California to Austin, Texas may result in the loss of valuable personnel.  A loss of key research and development personnel could adversely affect our ability to develop new technologies which could adversely affect future revenue growth.  Additionally, costs incurred to integrate the facility may exceed current estimates.

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

101

The following financial statements from the ArthroCare Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of cash flows, (iv) notes to condensed consolidated financial statements **

** Furnished not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: August 3, 2011	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: August 3, 2011	/s/ Todd Newton
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the ArthroCare Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of cash flows, (iv) notes to condensed consolidated financial statements **

** Furnished not filed herewith.