Form 10-Q
period 2011-09-30
ARTHROCARE CORP
filed 2011-11-02
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27422

ArthroCare Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3180312
(State of incorporation)	(I.R.S. Employer Identification No.)

7000 W William Cannon, Austin, Texas 78735

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

As of October 25, 2011, the number of outstanding shares of the Registrant’s Common Stock was 27,512,615.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended September 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

 (in thousands, except par value data)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$207,674	$132,536
Accounts receivable, net of allowances of $2,226 and $2,445 at September 30, 2011 and December 31, 2010, respectively	39,917	48,870
Inventories, net	35,593	34,087
Deferred tax assets	18,496	24,661
Prepaid expenses and other current assets	5,929	4,424
Assets held for sale	—	3,081
Total current assets	307,609	247,659

Property and equipment, net	36,120	41,582
Intangible assets, net	6,770	10,733
Goodwill	119,154	119,020
Deferred tax assets	16,019	16,019
Other assets	1,617	4,182
Total assets	$487,289	$439,195

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	15,223	13,819
Accrued liabilities	45,751	40,197
Deferred tax liabilities	149	149
Income tax payable	2,071	1,555
Total current liabilities	63,194	55,720

Deferred tax liabilities	213	213
Other non-current liabilities	14,174	13,766
Total liabilities	77,581	69,699

Commitments and contingencies (Notes 8 and 9)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at September 30, 2011 and December 31, 2010; Redemption value: $87,089	76,316	73,768

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 31,458 and 31,102 shares Outstanding: 27,479 and 27,112 shares at September 30, 2011 and December 31, 2010, respectively	27	27
Treasury stock: 3,978 shares at September 30, 2011 and 3,990 shares at December 31, 2010	(107,408)	(107,899)
Additional paid-in capital	398,270	386,395
Accumulated other comprehensive income	4,611	4,246
Retained earnings	37,892	12,959
Total stockholders’ equity	333,392	295,728
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$487,289	$439,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

 (in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Product sales	$79,432	$82,917	$249,864	$251,148
Royalties, fees and other	3,835	3,536	12,609	11,598
Total revenues	83,267	86,453	262,473	262,746

Cost of product sales	25,529	28,632	76,170	83,569
Gross profit	57,738	57,821	186,303	179,177
Operating expenses:
Research and development	8,037	9,244	21,460	26,537
Sales and marketing	25,752	26,156	81,124	79,898
General and administrative	9,479	9,723	26,372	26,048
Amortization of intangible assets	1,338	1,315	3,972	3,932
Exit costs	2,814	—	5,304	—
Investigation and restatement related costs	5,963	(99)	12,145	3,245
Total operating expenses	53,383	46,339	150,377	139,660

Income from operations	4,355	11,482	35,926	39,517

Foreign exchange gain (loss)	(902)	1,323	(160)	(2,711)
Interest and other expense, net	(126)	(96)	(501)	(287)
Other income (expense)	(1,028)	1,227	(661)	(2,998)

Income from continuing operations before income taxes	3,327	12,709	35,265	36,519

Income tax provision	898	3,536	9,677	9,984
Net income from continuing operations	2,429	9,173	25,588	26,535

Income (loss) from discontinued operations, net of taxes	—	85	1,911	(368)
Net income	2,429	9,258	27,499	26,167

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(857)	(820)	(2,546)	(2,434)
Net income available to common stockholders	$1,572	$8,438	$24,953	$23,733

Weighted average shares outstanding:
Basic	27,466	27,017	27,335	26,972
Diluted	27,855	27,323	27,755	27,299

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.05	$0.25	$0.70	$0.74
Diluted	$0.05	$0.25	$0.68	$0.73

Earnings per share applicable to common stockholders:
Basic	$0.05	$0.26	$0.75	$0.72
Diluted	$0.05	$0.25	$0.74	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$27,499	$26,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,804	18,740
Provision for doubtful accounts receivable, product returns, and inventory valuation	1,582	5,399
Non-cash stock compensation expense	5,023	5,761
Deferred taxes	6,165	9,824
Gain on sale of assets held for sale	(2,177)	—
Other	345	(1,553)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Change in operating assets	5,370	12,726
Change in operating liabilities	7,143	(13,428)
Net cash provided by operating activities	69,754	63,636

Cash flows from investing activities:
Purchases of property and equipment	(9,306)	(8,816)
Proceeds from sale of assets held for sale	5,500	—
Proceeds from repayment of loan	2,275	—
Other	14	124
Net cash used in investing activities	(1,517)	(8,692)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	6,669	1,100
Net cash provided by financing activities	6,669	1,100

Effect of exchange rate changes on cash and cash equivalents	232	(393)

Net increase in cash and cash equivalents	75,138	55,651
Cash and cash equivalents, beginning of period	132,536	57,386
Cash and cash equivalents, end of period	$207,674	$113,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2010 Annual Report on Form 10-K filed on February 14, 2011 (“2010 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2011 and December 31, 2010, the results of its operations for the three and nine month periods ended September 30, 2011 and 2010, and its cash flows for the nine month periods ended September 30, 2011 and 2010.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

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

Reclassification of prior period presentation

In the third quarter of 2011, the Company reclassified advances of legal fees paid pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company to investigation and restatement related costs that had previously been reported as general and administrative expenses.  The reclassifications had no effect on total operating expenses or income from operations.  The amounts advanced, net of insurance recoveries, and reclassified from general and administrative costs to investigation and restatement related cost for prior periods was $2.7 million for the six month period ending June 30, 2011, ($0.4) million for the three month period ending September 30, 2010 and $1.4 million for the nine month period ending September 30, 2010.  Net legal costs advanced under the indemnification agreements was $2.6 million for the quarter ended September 30, 2011.

Recent Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of comprehensive income which becomes effective for fiscal years and interim periods beginning after December 15, 2011.  Management does not believe the adoption of the new guidance will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued new guidance on testing goodwill for impairment which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.  The Company will adopt the new guidance beginning in the fourth quarter of 2011 when it performs its annual goodwill impairment test.  Management does not believe the adoption of the new guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 – DISCONTINUED OPERATIONS

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

On June 30, 2011 the Company sold the discontinued operations for $5.5 million in cash and recorded a gain on the sale of assets of approximately $2.2 million ($1.3 million after tax), which is included in income from discontinued operations in the accompanying condensed consolidated statement of operations for the nine month period ended September 30, 2011.

Revenues, gain on the sale of assets, income (loss) and income taxes related to discontinued operations for the three and nine month periods ended September 30, 2011  and 2010  were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$—	$1,429	$2,271	$4,532
Gain on sale of assets	—	—	2,177	—
Income (loss) from discontinued operations	—	119	3,084	(528)
Income tax provision (benefit)	—	34	1,173	(160)
Income (loss) from discontinued operations	—	85	1,911	(368)

NOTE 3 – COMPREHENSIVE INCOME

The following table presents comprehensive income (in thousands):

	Nine Months Ended
	September 30,
	2011	2010

Comprehensive income:
Net income	$27,499	$26,167
Foreign currency translation adjustments	365	2,293
Comprehensive income	$27,864	$28,460

NOTE 4 – COMPUTATION OF EARNINGS (LOSS) PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income from continuing operations allocated to common stockholders, net of $1,131, $2,298, $6,583 and $6,703 attributable to Series A Preferred Stock, respectively.	$1,298	$6,875	$19,005	$19,832
Income (loss) from discontinued operations, net of $0, $15, $335, and ($65)attributable to Series A Preferred Stock, respectively.	—	70	1,576	(303)
Net income allocated to common stockholders, net of $1,131, $2,313, $6,918, and $6,638 attributable to Series A Preferred Stock, respectively.	1,298	6,945	20,581	19,529

Basic:
Weighted-average common shares outstanding	27,466	27,017	27,335	26,972
Earnings from continuing operations per share allocated to common stockholders	0.05	0.25	0.70	0.74
Earnings (loss) from discontinued operations per share allocated to common stockholders	0.00	0.01	0.05	(0.02)
Earnings per share allocated to common stockholders	$0.05	$0.26	$0.75	$0.72

Diluted:
Weighted-average shares outstanding used in basic calculation	27,466	27,017	27,335	26,972
Dilutive effect of options	112	235	114	260
Dilutive effect of unvested restricted stock	277	71	306	67
Weighted-average common stock and common stock equivalents	27,855	27,323	27,755	27,299
Earnings from continuing operations per share allocated to common stockholders	0.05	0.25	0.68	0.73
Earnings (loss) from discontinued operations per share allocated to common stockholders	0.00	0.00	0.06	(0.01)
Earnings per share allocated to common stockholders	$0.05	$0.25	$0.74	$0.72

Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	1,325	2,105	1,026	2,067

NOTE 5 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	September 30,	December 31,
	2011	2010

Raw materials	$8,545	$9,387
Work-in-process	8,956	7,687
Finished goods	26,570	27,372
	44,071	44,446
Inventory valuation reserves	(8,478)	(10,359)
Inventories, net	$35,593	$34,087

NOTE 6 – LOAN RECEIVABLE

During 2008 and 2009, the Company loaned $2.5 million to a sterilization subcontractor with proceeds used to construct the subcontractor’s Costa Rican sterilization facility.  On April 7, 2011, the loan balance and accrued interest were repaid in full.

NOTE 7 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	September 30, 2011	December 31, 2010

Compensation	$15,500	$19,236
Insurance dispute reserve	10,023	9,830
Legal accrual	3,955	2,041
Exit costs	2,990	—
Other	13,283	9,090
	$45,751	$40,197

NOTE 8 – COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.9 million and $1.5 million for the quarters ended September 30, 2011 and 2010, respectively, and was $4.9 million and $4.7 million for the nine month periods ended September 30, 2011 and 2010, respectively.

The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas with the intent to relocate the activities then conducted at its Sunnyvale, California facility.  The commencement date on the lease was August 1, 2011 and is for a 130 month term.  The Company subsequently entered into an agreement to terminate its Sunnyvale, California facility lease obligations effective December 31, 2011.  The schedule below updates the Company’s future contractual minimal lease payments disclosed in the 2010 Form 10-K for the two events noted.

Minimum Rental
Payments
2011	$843
2012	3,201
2013	3,826
2014	3,821
2015	3,609
Thereafter	18,554
$33,854

Purchase Commitments

The Company is a party to a variety of agreements pursuant to which it may be obligated to purchase products from other parties.  Typically, these obligations arise in the context of contracts entered into by the Company in the normal course of business.  During the quarter and nine month period ended September 30, 2011, there were no material changes from the Company’s contractual obligations presented in its 2010 Form 10-K.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the nine month period ended September 30, 2011 the Company advanced $4.5 million and has recorded additional liabilities of $2.4 million under these indemnity agreements as of September 30, 2011.  As disclosed in Note 1, beginning in the quarter ended September 30, 2011, the Company classifies the amounts advanced pursuant to the indemnification agreements as investigation and restatement related costs in its Condensed Consolidated Statements of Operations.  The Company

expects to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

NOTE 9 – LITIGATION AND CONTINGENCIES

In addition to the matters specifically described below, the Company is involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on the Company’s business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

The Company records reserves for claims and lawsuits when they are probable and reasonably estimable. Except as otherwise specifically noted, the Company currently cannot determine the ultimate resolution of the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, the Company has not recognized in its condensed consolidated financial statements the potential liability that may result from these matters. Further, for such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made and an estimate of the reasonably possible loss cannot be made at this time. If one or more of these matters is determined against the Company, it could have a material adverse effect on the Company’s earnings, liquidity and financial condition.

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

On June 27, 2011, the SEC filed a settled civil action in United States District Court in Austin, Texas against John Raffle and David Applegate, two former officers of the Company, as well as Kathy Raffle (the ex-wife of John Raffle) as a relief defendant.   The settled action concerned accounting matters related to the Company’s restatement of financial results as announced by the Company on July 21, 2008 and completed on November 18, 2009.  Messrs. Raffle and Applegate agreed to the settlement without admitting or denying the SEC’s allegations.  Under the settlement, Messrs. Raffle and Applegate consented to a judgment permanently enjoining each from violating Securities Act Section 17(a) and from aiding and abetting violations of Exchange Act Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B), and Rules 10b-5,12b-20, 13a-1, and 13a-13 thereunder.  In addition, Mr. Raffle consented to a judgment permanently enjoining him from violating Exchange Act Section 13(b)(5) and Rules 13b2-1 and 13b2-2 thereunder.  The SEC’s investigation is ongoing and could result in charges against other former officers or employees.

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

On October 28, 2008, and thereafter, the two putative securities class actions and the shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas. On December 10, 2008, Lead Plaintiffs and Lead Plaintiffs’ counsel were appointed in the putative consolidated securities class action. The Lead Plaintiff filed an Amended Consolidated Class Action Complaint on December 18, 2009, seeking unspecified monetary damages and interest. ArthroCare filed a Motion to Dismiss the Amended Consolidated Class Action Complaint on February 16, 2010. On July 20, 2010, the federal court issued a ruling granting in part and denying in part ArthroCare’s Motion to Dismiss, permitting certain claims related to statements after December 11, 2007 to continue.  On August 30, 2011, the federal court granted Lead Plaintiff’s motion for class certification and entered an order certifying a class of all persons and entities who purchased common stock in ArthroCare between December 11, 2007 and February 18, 2009.

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

Proposed Settlement of Shareholder Derivative Actions

On October 18, 2010, the Company, its directors’ and officers’ insurance carriers, and the plaintiffs in the Federal Court and State Court derivative actions agreed in principal to a settlement. Under the terms of the proposed settlement, the director and officer insurers will collectively pay $8.0 million to the Company, on behalf of the individuals named as defendants in the Federal Court and State Court derivative actions, to settle the State and Federal Derivative actions. The lawyers for the plaintiffs will be entitled to seek an award of legal fees and costs from the Federal Court in an amount not to exceed $2.25 million. The agreement also provides that the directors’ and officers’ insurers will pay the Company an additional $2.0 million for a broad mutual release by the Company and the insurers of any further rights or obligations under the directors’ and officers’ liability insurance policies. The settlement calls for certain mutually acceptable governance changes and is subject to approval of the former officers and directors who are parties to the derivative actions, an agreement by those former officers and directors to release the Company’s directors’ and officers’ liability insurance carriers of any further rights or obligations under the applicable directors’ and officers’ liability insurance policies, the execution of a full and final settlement agreement, and the approval of the settlement of the derivative actions by the U.S. District Court, Western District of Texas. On March 22, 2011, the Federal Court informed the parties that it would de-consolidate the derivative actions (Weil, Barron and King described above) from the consolidated securities action in light of the settlement in principal.  On October 13, 2011 the Federal Court granted preliminary approval of the settlement.  The Order granting preliminary approval also ordered ArthroCare to provide notice of the proposed settlement to affected shareholders and provided such shareholders until November 28, 2011 to contest the approval of any of all of the terms and conditions of the proposed settlement.  The Federal Court set a Settlement Hearing to consider whether to grant final approval to the proposed settlement on December 8, 2011.     Upon final approval of this settlement agreement, we will incur any further litigation cost, settlement cost, fines, injunctions, orders or damages allegedly resulting from or based on the restatement or related events, including the ongoing DOJ investigation, the consolidated securities Class Action case and any ongoing indemnification obligations without the benefit of further insurance coverage.

NOTE 10 —EXIT COSTS

The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas with the intent to relocate the activities then conducted at its Sunnyvale, California facility.  The Company expects to incur $10.5 million of exit costs including $5.5 million of employee related costs and approximately $5.0 million of contract termination and other costs in conjunction with this relocation and is reporting these costs as incurred in exit costs in its Condensed Consolidated Statements of Operations.

The following summarizes exit costs during the nine months ended September 30, 2011 (in thousands):

(Dollars in thousands)

	Nine Months Ended September 30, 2011
	Accrued Exit Cost Balance at January 1, 2011	Cost Incurred	Payments	Accrued Exit Cost Balance at September 30, 2011

Employee-related	$—	$3,336	$433	$2,903
Contract termination and other	—	1,968	1,881	87
	$—	$5,304	$2,314	$2,990

The Company incurred employee-related exit costs of $1.2 million and contract termination costs of $1.6 million of the quarter ended September 30, 2011.

In the quarter and nine month periods ended September 30, 2011, the Company reported costs of product sales of $0.4 million and $0.5 million, research and development costs of $1.0 and $1.4 million; sales and marketing costs of $0.6 and $0.8 million; and, general and administrative costs of $0.7 and 1.2 million, respectively, related to the relocation of its Sunnyvale, California activities to Austin, Texas but that did not meet the definition of exit costs.  These incremental expenses include accelerated amortization of leasehold improvements related to facilities that will cease to be used upon completion of the relocation; personnel recruiting and training expense; and, duplicative rent and employee cost.

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

Product sales by operating segment and product area for the periods shown were as follows (in thousands):

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$33,251	$18,850	$52,101	65.6%	$40,029	$16,944	$56,973	68.7%
ENT	20,046	4,851	24,897	31.3%	19,379	3,636	23,015	27.8%
Other	658	1,776	2,434	3.1%	1,016	1,913	2,929	3.5%
Total product sales	$53,955	$25,477	$79,432	100.0%	$60,424	$22,493	$82,917	100.0%

% Net product sales	67.9%	32.1%	100.0%		72.9%	27.1%	100.0%

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$106,980	$58,987	$165,967	66.4%	$122,121	$50,012	$172,133	68.5%
ENT	62,732	13,903	76,635	30.7%	58,990	10,945	69,935	27.9%
Other	2,203	5,059	7,262	2.9%	3,115	5,965	9,080	3.6%
Total product sales	$171,915	$77,949	$249,864	100.0%	$184,226	$66,922	$251,148	100.0%

% Net product sales	68.8%	31.2%	100.0%		73.4%	26.6%	100.0%

Revenues attributed to geographic areas as shown below are based on the country where the Company’s customer is domiciled (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

United States	$50,579	$56,889	$161,427	$175,241
Non-United States (1)	28,853	26,028	88,437	75,907
Total product sales	$79,432	$82,917	$249,864	$251,148

 (1) No additional locations are individually significant.

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	September 30, 2011	December 31, 2010

United States	$22,436	$27,285
Costa Rica	9,779	12,750
Other	5,522	5,729
Total long-lived assets	$37,737	$45,764

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

Product Sales

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our direct sales employees, independent sales agents and independent distributors.  We anticipate that disposable device sales and implants will remain the key component of our product sales for the foreseeable future.  We also contract manufacture disposable surgical devices and implants based on our technologies for other medical device companies.  In the quarter and nine month periods ended September 30, 2011, product sales from contract manufacturing was $4.7 million and $15.4 million, respectively, compared to $10.3 million and $22.0 million, respectively, for the same periods in 2010.

Reported product sales were $79.4 million and $249.9 million for the quarter and nine month periods ended September 30, 2011, respectively, compared to $82.9 million and $251.1 million in the same periods in 2010.  In the first quarter of 2010 we recognized $6.6 million of product sales that were previously deferred pending the resolution of certain contract issues.  Excluding the effect of the deferred revenue recognized in the first quarter of 2011, product sales increased by 2.2 percent for the nine month period ending September 30, 2011compared to the same period in 2010.  We also generate revenue from royalties and fees from licensing our technology to other companies and earn other revenues from shipping and handling cost billed to customers.

Gross Product Margin

Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, and certain stock based compensation costs associated with manufacturing and operations personnel.  Cost of product sales also includes the amortization of controller units that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and the cost of controller units are capitalized and amortized into cost of product sales over the estimated useful life of the controller unit. Most of our products are manufactured at our Costa Rica facility which has experienced stable operations. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.

Gross product margin as a percentage of product sales for the quarter and nine month periods ended September 30, 2011 was 67.9 percent and 69.5 percent, respectively, compared to 65.5 percent and 66.7 percent for the same periods in 2010.  The comparability of gross product margin between periods will be impacted by several items, including the mix between proprietary and contract manufactured products sales; the stability of our average sales price on proprietary products; changes in the estimated percentage of research and engineering activities associated with the manufacturing process and allocated to manufacturing overhead; and, changes in our product emphasis that may result in obsolescence charges being included in cost of product sales in a particular period.

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin for the quarter and nine month periods ended September 30, 2011 was 5.2 percent and 13.7 percent, respectively, compared to 13.3 percent and 15.0 percent, respectively for the same periods in 2010.

Under the short-term incentive plan for 2011 approved by our Board of Directors, Adjusted Operating Margin is a key metric for purposes of evaluating management’s performance.  Adjusted Operating Margin is Operating Margin adjusted for investigation and restatement related costs.  Investigation and restatement related costs were 7.2 percent and 4.6 percent of total revenue for the quarter and the nine month periods ended September 30, 2011, respectively, and Adjusted Operating Margin was 12.4 percent and 18.3 percent for these same periods. Adjusted Operating Margin is a non-GAAP measure of profitability and it should not be considered as a substitute for a measure prepared in accordance with GAAP.

In April 2011, we entered into a new lease agreement for facilities located in Austin, Texas with the intent to relocate the activities conducted at our Sunnyvale, California facility to Austin, Texas.  We currently estimate that we will incur exit costs of $10.5 million in connection with this relocation program.  We incurred $2.8 million and $5.3 million of exit cost in the quarter and nine month period ended September 30, 2011, respectively.  Once completed, we estimate the program will reduce annual operating expenses by approximately $5 million.

In the quarter and nine month periods ended September 30, 2011, we reported costs of product sales of $0.4 million and $0.5 million, research and development costs of $1.0 and $1.4 million; sales and marketing costs of $0.6 and $0.8 million; and, general and administrative costs of $0.7 and 1.2 million, respectively, related to the relocation of our Sunnyvale, California activities to Austin, Texas but that did not meet the definition of exit costs.  These incremental expenses include accelerated amortization of leasehold improvements related to facilities that will cease to be used upon completion of the relocation; personnel recruiting and training expense; and, duplicative rent and employee cost.

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

Results of Operations

Results of operations for the three and nine month periods ended September 30, 2011 and 2010 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$79,432	95.4%	$82,917	95.9%	$249,864	95.2%	$251,148	95.6%
Royalties, fees and other	3,835	4.6%	3,536	4.1%	12,609	4.8%	11,598	4.4%
Total revenues	83,267	100.0%	86,453	100.0%	262,473	100.0%	262,746	100.0%

Cost of product sales	25,529	30.7%	28,632	33.1%	76,170	29.0%	83,569	31.8%

Gross profit	57,738	69.3%	57,821	66.9%	186,303	71.0%	179,177	68.2%

Operating expenses:
Research and development	8,037	9.7%	9,244	10.7%	21,460	8.2%	26,537	10.1%
Sales and marketing	25,752	30.9%	26,156	30.3%	81,124	30.9%	79,898	30.4%
General and administrative	9,479	11.4%	9,723	11.2%	26,372	10.0%	26,048	9.9%
Amortization of intangible assets	1,338	1.6%	1,315	1.5%	3,972	1.5%	3,932	1.5%
Exit costs	2,814	3.4%	—	0.0%	5,304	2.0%	—	0.0%
Investigation and restatement related costs	5,963	7.2%	(99)	-0.2%	12,145	4.6%	3,245	1.2%
Total operating expenses	53,383	64.1%	46,339	53.6%	150,377	57.3%	139,660	53.2%

Income from operations	4,355	5.2%	11,482	13.3%	35,926	13.7%	39,517	15.0%

Other income (expense)	(1,028)		1,227		(661)		(2,998)

Income from continuing operations before income taxes	3,327		12,709		35,265		36,519

Income tax provision	898		3,536		9,677		9,984

Net income from continuing opertions	2,429		9,173		25,588		26,535

Income (loss) from discontinued operations, net of taxes	—		85		1,911		(368)

Net Income	2,429		9,258		27,499		25,070

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(857)		(820)		(2,546)		(2,434)

Net income available to common stockholders	$1,572		$8,438		$24,953		$23,733

Weighted-average shares outstanding:
Basic	27,466		27,017		27,335		26,972
Diluted	27,855		27,323		27,755		27,299

Earnings per share from continuing operations applicable to common stockolders:
Basic	$0.05		$0.25		$0.70		$0.74
Diluted	$0.05		$0.25		$0.68		$0.73

Earnings per share applicable to common stockolders:
Basic	$0.05		$0.26		$0.75		$0.72
Diluted	$0.05		$0.25		$0.74		$0.72

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$33,251	$18,850	$52,101	65.6%	$40,029	$16,944	$56,973	68.7%
ENT	20,046	4,851	24,897	31.3%	19,379	3,636	23,015	27.8%
Other	658	1,776	2,434	3.1%	1,016	1,913	2,929	3.5%
Total product sales	$53,955	$25,477	$79,432	100.0%	$60,424	$22,493	$82,917	100.0%

% Net product sales	67.9%	32.1%	100.0%		72.9%	27.1%	100.0%

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$106,980	$58,987	$165,967	66.4%	$122,121	$50,012	$172,133	68.5%
ENT	62,732	13,903	76,635	30.7%	58,990	10,945	69,935	27.9%
Other	2,203	5,059	7,262	2.9%	3,115	5,965	9,080	3.6%
Total product sales	$171,915	$77,949	$249,864	100.0%	$184,226	$66,922	$251,148	100.0%

% Net product sales	68.8%	31.2%	100.0%		73.4%	26.6%	100.0%

Sports Medicine product sales decreased $4.9 million, or 8.5 percent, for the quarter ended September 30, 2011 compared to the same quarter in 2010.  Contract manufactured product sales pursuant to an existing supply and distribution arrangement with Smith & Nephew declined by $5.6 million.

Proprietary Sports Medicine product sales increased $0.8 million, or 1.6 percent, in the third quarter of 2011.   Americas proprietary product sales declined $1.1 million, or 3.8 percent. In the third quarter, we initiated certain changes in our Americas Sports Medicine distribution organization that reduced our sales to U.S. stocking distributors in the quarter by approximately $1.0 million.  In addition, Americas arthroscopic procedure volumes appeared to be weaker in the third quarter of 2011 and our number of active customers declined approximately 1 percent compared to the third quarter of 2010.  International Sports Medicine product sales increased by $1.9 million compared to the same period in 2010, primarily as a result of the translation effect of a weaker U.S. dollar.

Sports Medicine product sales for the nine-month period ended September 3, 2011 decreased $6.2 million, or 3.6 percent, compared to the nine-months ended September 30, 2010. Contract manufactured product sales pursuant to an existing supply and distribution arrangement with Smith & Nephew declined by $6.6 million in 2011.  In the Americas, comparability for the nine month period was also impacted by the recognition of $6.6 million in the first quarter of 2010 of Americas proprietary product sales that had previously been deferred pending the resolution of certain contract issues in dispute.  Excluding the effects of the 2010 deferred revenue, proprietary Sports Medicine product sales in the Americas decreased by $1.9 million for the first nine months of 2011when compared to the same period in 2010, primarily due to lower sales to stocking distributors.  International Sports Medicine product sales increased $9.0 million for the nine-month period ended September 30, 2011 versus the same period in 2010 as a result of a combination of the translation effect of a weaker U.S. dollar, higher sales volumes, and higher average selling price when compared to the same period in 2010.

ENT product sales increased $1.9 million, or 8.2 percent, and $6.7 million, or 9.6 percent, for the quarter and nine month period ended September 30, 2011, respectively, when compared to the same periods in 2010.  ENT product sales in the Americas increased 3.4 percent and 6.3 percent in the quarter and nine month period ended September 30,

2011.  The rate of product sales increase in the third quarter in the Americas was slowed by raw material supply disruptions in the month of September for our Rapid Rhino product line.  Overall, the increase in Americas ENT product sales in the third quarter and nine-months was the result of an increase in our user and customer base and new product introductions.  International ENT product sales increased 33.4 percent and 27.0 percent, respectively, for the quarter and nine month periods ended September 30, 2011 when compared to the same period in 2010 primarily due to higher sales volumes, most notably in the Asia Pacific region, and the translation effect of a weaker U.S. dollar.

Other product sales decreased $0.5 million and $1.8 million during the quarter and nine month period ended September 30, 2011, respectively, when compared with the same periods in 2010 and are approximately 3 percent of total product sales.

In total, International product sales increased $3.0 million, or 13.3 percent, and $11.0 million, or 16.5 percent, during the quarter and nine month period ended September 30, 2011 compared with the same periods of 2010. Changes in foreign currency rates increased the U.S. dollar reported value of International’s local currency product sales by $2.1 million and $5.7 million for the quarter and nine month period ended September 30, 2011 compared to the same periods in 2010.  In our direct markets, product sales for the quarter and nine month periods ended September 30, 2011 increased $1.7 million and $7.5 million, respectively, compared to the same periods in 2010,  while sales to distributors for the quarter and nine month periods ended September 30, 2011 increased $1.2 million and $3.5 million compared to the same periods in 2010.  In the quarter and nine month periods ended September 30, 2011, direct markets represented approximately 70.8 percent of International product sales, respectively, compared to 72.3 percent and 71.2 percent for the same periods in 2010.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues increased by 8.5 percent and 8.7 percent during the quarter and nine month period ended September 30, 2011, respectively, compared with the same periods of 2010, primarily as a result of increased royalties from parties who licensed certain of our patents for use in the urology and hysteroscopic gynecology fields.

Cost of Product Sales

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$21,313	26.7%	$23,754	28.6%	$63,602	25.5%	$69,169	27.5%
Controller amortization	2,318	2.9%	3,074	3.7%	6,781	2.7%	8,079	3.2%
Other	1,898	2.5%	1,804	2.2%	5,787	2.3%	6,321	2.6%
Total cost of product sales	$25,529	32.1%	$28,632	34.5%	$76,170	30.5%	$83,569	33.3%

Gross product margin as a percentage of product sales was 67.9 percent and 69.5 percent during the quarter and nine month periods ended September 30, 2011, respectively, compared to 65.5 percent and 66.7 percent for the same periods in 2010.  The increase in gross product margin for both the quarter and nine month periods ended September 30, 2011 was due to lower inventory obsolescence charges of $1.1 million and $3.6 million, lower controller amortization charges of $0.8 million and $1.3 million and a lower portion of contract manufactured product sales for the quarter and nine month period ended September 30, 2011, respectively, when compared to the same periods in 2010.  We also incurred costs of $0.4 million and $0.5 million during the quarter and nine month period ending September 30, 2011, respectively, related to accelerated depreciation and other costs resulting from the relocation of our Sunnyvale, California activities that do not qualify to be classified as exit costs.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$8,037	9.7%	$9,244	10.7%	$21,460	8.2%	$26,537	10.1%
Sales and marketing	25,752	30.9%	26,156	30.3%	81,124	30.9%	79,898	30.4%
General and administrative	9,479	11.4%	9,723	11.2%	26,372	10.0%	26,048	9.9%
Amortization of intangible assets	1,338	1.6%	1,315	1.5%	3,972	1.5%	3,932	1.5%
Exit costs	2,814	3.4%	—	0.0%	5,304	2.0%	—	0.0%
Investigation and restatement related costs	5,963	7.2%	(99)	-0.2%	12,145	4.6%	3,245	1.2%
Total operating expenses	$53,383	64.2%	$46,339	53.6%	$150,377	57.2%	$139,660	53.2%

Research and development expense decreased $1.2 million and $5.1 million during the quarter and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010.  Materials and services consumed by our research and development efforts were lower in 2011 due to project timing. In addition, a higher proportion of engineering and other personnel costs were estimated as being associated with manufacturing activities in the current periods, which increased the allocation of engineering costs to inventory and cost of goods.  The decrease in research and development costs were offset by an increase of $1.0 million and $1.4 million for the quarter and nine month periods ended September 30, 2011, respectively, related to accelerated depreciation and other costs resulting from the relocation of our Sunnyvale, California activities that do not qualify to be classified as exit costs.

Sales and marketing expense as a percentage of total revenue was relatively consistent between periods.  Sales and marketing expense was 30.9 percent of total revenues for the quarter and nine month periods ended September 30, 2011, compared to 30.3 percent and 30.4 percent of total revenues for the same periods in 2010.  Sales and marketing expenses were higher in 2011 due to accelerated depreciation and other costs resulting from the relocation of our Sunnyvale, California activities that do not qualify to be classified as exit costs of $0.6 million and $0.8 million for the quarter and nine month periods ending September 30, 2011, respectively.

General and administrative expense decreased $0.2 million and increased $0.3 million for the quarter and nine month periods ended September 30, 2011, respectively.  Included in general and administrative costs was accelerated depreciation and other cost resulting from the relocation of our Sunnyvale, California activities of $0.7 million and $1.2 million for the quarter and nine period ending September 30, 2011, respectively.  Excluding the effects of these costs, general and administrative cost decreased $0.9 million for the quarter and nine month period ended September 30, 2011 when compared to the same periods in 2010 primarily as a result of a decrease in severance and bonus costs.

Exit costs associated with the closure and relocation of our Sunnyvale, California facilities were $2.8 million and $5.3 million during the quarter and nine month periods ended September 30, 2011, respectively.

Investigation and restatement expenses were $6.0 million and $12.1 million during the quarter and nine month periods ended September 30, 2011, respectively.  In the third quarter of 2011, we reclassified advances of legal fees paid pursuant to indemnification agreements with certain former executives and employees to investigation and restatement related costs that had previously been reported as general and administrative expenses, see Note 1 “Basis of Presentation” in the Condensed Consolidated Statement of Operations for more information.  Investigation and restatement expenses are net of insurance recoveries for legal fees of $0.9 million and $1.3 million for the quarter and nine month period ending September 30, 2010, respectively.  Indemnification costs of our former officers increased $3.0 million and $3.9 million and legal defense cost related to our open contingent matters increased $3.1 million and $5.0 million for the quarter and nine month periods ended September 30, 2011, respectively, when compared to the same periods in 2010.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest and other expense, net	$(126)	$(96)	$(501)	$(287)
Foreign exchange gain (loss), net	(902)	1,323	(160)	(2,711)
Other income (expense)	$(1,028)	$1,227	$(661)	$(2,998)

Other income (expense) was an expense of $1.0 million and $0.7 million for the quarter and nine month periods ended September 30, 2011, respectively, compared to income of $1.2 million and expense of $3.0 million in the same periods in 2010.  The reduction in interest and other expense, net, is due to higher cash balances in the third quarter of 2011 which resulted in lower bank fees and related charges.  The change in foreign exchange gain (loss) in the period was due primarily to fluctuations in the material foreign currencies in which we operate.  During the quarter ending September 30, 2011 the U.S. dollar strengthened against the euro, British pound, and Australian dollar which increased the local currency amount of U.S. dollar payables of certain international subsidiaries, resulting in the reporting of foreign exchange losses.  During the quarter ended September 30, 2010, the U.S. dollar weakened against the euro, British pound and Australian dollar, resulting in foreign exchange gains being reported by certain international subsidiaries.

Income Tax Provision

Our effective tax rate for continuing operations for the three and nine month periods ended September 30, 2011 was 27.0 percent and 27.4 percent, respectively, as compared to 27.8 percent and 27.3 percent for the same periods in 2010.

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

As of September 30, 2011 we had $244.4 million in working capital, compared to $191.9 million at December 31, 2010 as our cash and cash equivalent holdings increased to $207.7 million at September 30, 2011 from $132.5 million at December 31, 2010.

Cash provided by operating activities for the nine months ended September 30, 2011 was $69.8 million and differed from our net income of $27.5 million due to non-cash expenses of $29.7 million and changes in operating assets and liabilities of $12.5 million.  Cash provided by operating activities included cash provided by discontinued operations of $0.7 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Cash used by investing activities for the nine months ended September 30, 2011 was $1.5 million and consisted primarily of $9.3 million in purchases of property and equipment offset by $5.5 million cash received for the sale of the assets related to our discontinued operations and $2.3 million cash received from collection of a loan receivable.  Cash used in investing activities for the nine months ended September 30, 2010 was $8.7 million, and consisted primarily of purchases of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $6.7 million and $1.1 million, respectively, and consisted primarily of proceeds from the exercise of stock options.

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

We entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas with the intent to relocate the activities then conducted at our Sunnyvale, California facility.  The commencement date on the lease was August 1, 2011 and is for a 130 month term.  We subsequently entered into an agreement to terminate our Sunnyvale, California facility lease obligations effective December 31, 2011.  The schedule below updates our future contractual minimal lease payments disclosed in the 2010 Form 10-K for the two events noted.

Minimum Rental Payments
2011	$843
2012	3,201
2013	3,826
2014	3,821
2015	3,609
Thereafter	18,554
$33,854

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

The table below presents principal amounts and related weighted average interest rates as of September 30, 2011 for our cash and cash equivalents.

Cash and cash equivalents (in thousands)	$207,674
Average interest rate earned on cash and cash equivalents	less than 0.1%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at September 30, 2011 are denominated primarily in U.S. dollars; however, we also maintain balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the September 30, 2011 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of September 30, 2011, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Many of our pending legal proceedings are ongoing, and we cannot predict their outcomes or when they may conclude. However, irrespective of the outcomes, we may incur substantial costs, including defense and indemnity costs, and these matters may divert the attention of our technical and management personnel, which could materially harm our business. We may continue to incur ongoing indemnity obligations with respect to certain former officers or employees of ours who are still subject to ongoing investigation and potential legal action against them. Moreover, if we do not prevail in any of the actions still pending against us, we could be required to pay substantial damages, penalties or settlement costs. Adverse outcomes or other developments during the course of litigation or other proceedings may harm our business, financial condition, results of operations or liquidity as well as investors’ perception of our business, any of which could harm our stock price.

Our failure to comply with extensive government regulations could subject us to penalties and materially adversely affect our business, results of operations and financial condition.

Our medical device products and operations are subject to extensive regulation by the Food and Drug Administration (the “FDA) and various other federal, state and foreign governmental authorities. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things: design, development and manufacturing; testing, labeling and storage; clinical trials; product safety; marketing, sales and distribution; pre-market clearance and approval; record keeping procedures; advertising and promotions; recalls and field corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and product import and export.

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

In addition to uncertainties surrounding coverage policies, both federal and state government agencies conduct civil and criminal enforcement efforts against health care companies, as well as their executives and managers. These efforts generally relate to a wide variety of matters, including referral and billing practices, and implicate a variety of state and federal laws, including state insurance fraud provisions, common law fraud theories, as well as both state and federal fraud-and-abuse, anti-kickback, false claims statutes, and the Foreign Corrupt Practices Act and similar international anti-bribery laws and regulations. Although we no longer directly bill any payor, some of our prior activities could become the subject of additional governmental investigations or inquiries. In addition, even though we no longer directly bill any payor, we are still subject to health care fraud and abuse laws and regulations, and enforcement thereof by both the federal government and the states in which we conduct our business.

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

Recent trends in FDA’s review of 510(k) submissions suggest that FDA is often requiring manufacturers to provide new, more expansive or different information regarding a particular device than what the manufacturer anticipated. This has resulted in increasing uncertainty and delay in the premarket notification review process. In January 2011, the FDA announced twenty-five specific action items it intends to take with respect to the 510(k) process to add greater transparency and certainty to the review process. These reforms, when fully implemented, could impose additional regulatory requirements upon us which could delay or limit our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain current clearances.

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

The demand and pricing for our products is highly dependent on the policies of third-party payors such as Medicare, Medicaid, private insurance, and managed care organizations that reimburse our customers when they use our products. Failure by physicians, hospitals and other users of our products to obtain sufficient coverage and reimbursement from healthcare payors for procedures in which our products are used, or adverse changes in environmental and private third-party payors’ policies toward coverage and reimbursement for such procedures would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: November 2, 2011	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: November 2, 2011	/s/ Todd Newton
Todd Newton
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document