Form 10-K
period 2011-12-31
ARTHROCARE CORP
filed 2012-02-16
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 0-27422

ARTHROCARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3180312
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer Identification number)

7000 West William Cannon, Austin, TX 78735

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $918,631,477 (based upon the closing sales price of such stock as reported by NASDAQ on such date). Shares of Common Stock held by each officer, director and holder of 5 percent or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 3, 2012, the number of outstanding shares of the Registrant’s Common Stock was 27,589,882.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act of 1934, as amended, in connection with our annual meeting of stockholders, scheduled to be held May 16, 2012, that we expect to file with the commission no later than 120 days after December 31, 2011, are incorporated by reference into Part III of this Annual Report.

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

This Annual Report on Form 10-K contains forward-looking statements. In “Part I—Item 1A—Risk Factors,” we discuss some of the risk factors that could cause our actual results to differ materially from those provided in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation® technology. We seek to capitalize on market opportunities across several medical specialties, improve many existing soft-tissue surgical procedures and enable new minimally invasive procedures. Our innovative technologies improve the lives of individuals as diverse as world class athletes suffering from torn rotator cuffs to senior citizens suffering from herniated discs and children suffering from tonsillitis. We incorporated in California in 1993 and reincorporated in Delaware in 1995.

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

•                  augmenting our current business with complementary and compatible acquisitions that allow us to capitalize on emerging and existing business opportunities and strengthen our distribution capability; and

•                  establishing strategic partnerships to further commercialize our technologies and products.

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

Many of our key products are based on our patented Coblation technology, which uses bipolar radiofrequency energy to generate a precisely focused plasma field to remove and shape soft tissues such as cartilage and tendons. This use of bipolar energy is the primary factor that distinguishes our Coblation technology from traditional monopolar and bipolar radiofrequency surgical tools. Monopolar devices drive electrical energy into the treatment site and requires electrical energy to travel through the patient’s body and exit via a grounding pad usually placed underneath the patient. Conversely, traditional bipolar devices include both an active electrode and a return at the tip of the device so a separate grounding pad is not required. To effect treatment by a bipolar device, electrical energy is applied at the surgical site, where it is concentrated at the targeted tissue and exits via the return electrode. These traditional monopolar and bipolar electrosurgical or laser surgery tools use the heat from the electrical current to burn away targeted tissue, often causing thermal damage to tissue surrounding the targeted surgical area.

Our bipolar Coblation devices also include both an active and return electrode at the tip but, in contrast to other bipolar devices, apply electrical energy in a conductive medium at the surgical site. The electrical energy along with electrically conductive fluid, which is found in normal saline solutions, form a highly ionized vapor layer, or plasma field, around the active electrode of the Coblation device. This plasma field enables our Coblation-based products to operate at lower operating temperatures than traditional devices, minimizing tissue necrosis and damage when compared to traditional bipolar or monopolar instruments.

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

We have applied Coblation technology to soft-tissue surgery throughout the body, primarily in the areas of arthroscopic sports medicine, ENT, spine and wound debridement  applications. We also may explore the use of Coblation technology in other applications.

Sports Medicine

Our Sports Medicine product area focuses on the development, production and marketing of advanced energy-based systems and innovative fixation technologies used in the treatment of soft tissue injuries, mostly in shoulders, knees and hips. Each year, we estimate that more than 840,000 people in the U.S. are treated from instabilities, impingement, and/or tendon tears of the shoulder and over 1.9 million more people are treated for cartilage, meniscus, ligament and/or tendon injuries in the knee. Additionally, hip arthroscopy, which involves another 70,000 procedures in the U.S. annually, is widely regarded as one of the fastest growing sub-segments of sports medicine.  ArthroCare’s Sports Medicine business is currently our largest product area and accounted for 67.5 percent, 68.5 percent and 67.9 percent of our total product sales during 2011, 2010 and 2009, respectively.  We also contract manufacture disposable surgical devices and implants based on our technologies for other companies.  Contract manufacturing represented 10.3 percent, 11.0 percent and 5.9 percent of our Sports Medicine sales in 2011, 2010, and 2009.

We have experienced significant growth in Sports Medicine that we believe has been driven by several factors, including:

•                  a greater emphasis on physical fitness across all demographics and an aging population accustomed to an active lifestyle, which results in an increasing incidence of acute and degenerative joint and soft tissue injuries;

•                  increased patient demand for less invasive surgical procedures allowing for faster recovery and return to activity;

•                  an increase in the proportion of surgical procedures performed arthroscopically; and

•                  an increase in the number of physicians trained in arthroscopic surgical techniques.

Sports activities often affect joints that are susceptible to damage from blows, falls or sudden changes in direction, as well as from natural degeneration associated with repeated use and aging. Arthroscopic surgeries are most commonly performed on the knees and shoulders but are also used in the treatment of injuries affecting other joints, such as elbows, wrists, ankles and hips. Prior to the widespread availability of arthroscopic surgery, joint injuries were treated through surgery involving large incisions, and through cutting or dislocating muscles to reach targeted tissues. These open procedures often required a hospital stay and prolonged rehabilitation and recovery. In contrast, arthroscopic surgery is performed through several small incisions, or portals, resulting in lower overall costs, reduced surgical trauma, pain and scarring, and fewer complications. Arthroscopic surgery generally is performed on an outpatient basis with no overnight stay. We believe that the products that we develop, manufacture, market and sell through our Sports Medicine business advance arthroscopic surgery.  Our technologies allow surgeons to precisely remove targeted soft-tissue while minimizing collateral tissue damage; facilitate efficient, effective repair of specific anatomical structures; and help restore function and patient activity.

Our Sports Medicine Products

The ArthroCare Sports Medicine product portfolio includes two proprietary platforms—Coblation and Soft-Tissue Fixation.  The products in each franchise can be used separately or together in a wide array of clinical applications in the field of Sports Medicine.

Coblation.  ArthroCare’s market-leading Coblation platform has been a principal product line in Sports Medicine and was first introduced for sports medicine applications in 1996. This line features a series of specialized disposable, energy-based surgical wands, called ArthroWands®, designed for single patient use to treat a number of orthopedic conditions, including injuries of the shoulder, knee, hip, foot, ankle, elbow, and wrist. ArthroWands are used with a controller, a software-based generator that provides energy in a precise manner to ablate, resect and sculpt soft tissue and to seal bleeding vessels arthroscopically.  ArthroCare’s Coblation portfolio includes the Ambient® family of ArthroWands, the only wands on the market today that allow surgeons to interoperatively monitor the temperature of the circulating fluid in the joint.  In December of 2011, the Ambient family of ArthroWands represented 28.2 percent of our worldwide ArthroWand shipments.

Soft-Tissue Fixation.  The acquisitions of Atlantech and Opus Medical, in 2002 and 2004, respectively, provided the foundation for ArthroCare’s Soft-Tissue Fixation products.  Today the Soft-Tissue Fixation product portfolio includes a broad line of specialized implants and instruments, including knotless and traditional anchors for rotator cuff and labrum repairs in the shoulder, screws for ligament reconstruction in the knee, a variety of arthroscopic suture passers, and a full offering of associated reusable hand-held instruments, procedural kits, and accessories.  ArthroCare’s Soft Tissue Fixation technologies are designed to enable surgeons to more efficiently and effectively complete repairs arthroscopically that previously may have only been possible using open surgical techniques.

ENT

Overview

In ENT, we focus on the development, production and marketing of surgical products used in the treatment of conditions typically performed by ENT healthcare professionals.  Our ENT product area accounted for 29.6 percent, 27.8 percent, and 27.8 percent of our total product sales during 2011, 2010 and 2009, respectively. One of the most common ENT procedures which utilize our products is the removal of tonsils and adenoids, and we estimate that there are more than 690, 000 tonsillectomies performed in the U.S. each year. Other commonly performed ENT procedures include endoscopic sinus surgery, turbinate reduction and procedures to treat sleep disorders. These procedures are performed by ENT surgeons in hospitals and ambulatory surgery centers. Historically, monopolar electrocautery devices, or bovies, were the standard surgical tool used for the removal, or ablation, of soft tissue and cauterization during ENT procedures.  Coblation continues to gain widespread market acceptance, particularly for tonsil and adenoid procedures.

Our ENT Products

The ENT Wands Product Line.  ENT has developed a variety of products for use by ENT surgeons for general head, neck and oral surgical procedures, including sinus surgery, the treatment of snoring, reduction of nasal turbinates, and adenoid and tonsil removal. ENT markets three categories of disposable devices, or wands, to address the ENT Market—suction wands, channeling wands and excision wands, each of which use Coblation technology and provide significant benefits over bovies and similar devices. During a tonsillectomy, suction wands simultaneously ablate and remove tissue providing the surgeon enhanced visibility and shorter anesthesia time. Channeling wands provide controlled ablation and thermal coagulation during turbinate reduction procedures to relieve nasal obstructions and stiffen the soft palate for the treatment of snoring. Excision wands provide precise dissection of soft tissue with minimal damage to surrounding tissue.

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

Other

Overview

We develop, produce and market surgical products used in the treatment of spine related and other conditions.  Other product sales accounted for 2.9 percent, 3.7 percent and 4.3 percent of our product sales during 2011, 2010 and 2009, respectively.

Our Other Products

SpineWand® Product Line.  The SpineWand devices use Coblation-based technology to treat soft tissue (intervertebral disc and vertebrae) conditions in the spine. Disc decompression, a common soft tissue minimally-invasive treatment for herniated discs, involves the removal of disc material either through a narrow tube, or cannula, or through a small surgical incision. Our Plasma Disc Decompression, or PDD, SpineWands are used for the treatment of contained herniated discs. The PDD SpineWands remove portions of these herniated discs to relieve pressure on major spinal nerves in either large or small disc spaces, and allow the removal of soft tissue in the spine through a much smaller incision. The Cavity SpineWand® is used to reduce the size of malignant lesions within the vertebrae in patients suffering from spinal compression fractures resulting from benign or malignant tumors.

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

Our Distribution Network

Distribution in the Americas

We sell our Sports Medicine products in the Americas through a network of employee sales representatives, independent sales agents and independent distributors. We sell our ENT products in the U.S. exclusively through employee sales representatives.  As of December 31, 2011, for these two core business areas our Americas sales organization approximated 250 persons, including sales management.  We also sell our other products in the Americas through independent sales agents and distributors.  Sales in the Americas accounted for 69.0 percent, 72.0 percent and 72.9 percent of our total product sales during 2011, 2010 and 2009, respectively.  We continually evaluate the balance between direct sales representatives, independent agents and distributors in an effort to maximize our ability to cover and increase our customer base improve the efficiency of our product sales efforts.  For the year ended December 31, 2011, approximately 52 percent of Americas product sales in dollars were from employee sales representatives and the remainder was from independent sales agents or distributors.

Distribution in International

Markets outside of the Americas accounted for 31.0 percent, 28.0 percent and 27.1 percent of our total product sales during 2011, 2010 and 2009, respectively.  In certain international markets, such as several countries in Western Europe, Australia and Singapore, we have subsidiaries that sell our products direct to end users of our products.  In other strategic growth markets, including India, China and Russia we sell our products to independent distributors who sell our products in the country to end users or other sub-distributors.  We may expand the number of markets where we sell our products direct to end users in the future.

For the year ending December 31, 2011, approximately 71 percent of international sales were derived from direct markets where we manage the relationship with our end customers and the remainder of our international sales are to independent distributors.

Geographic Information

Product sales and long-lived assets attributable to significant geographic areas are presented in Note 18, “Segment Information” in the notes to the consolidated financial statements.

Research and Development

We conduct our research and development activities in the U.S. on two campuses in Irvine, California and Austin, Texas.  Research and development expenses as reported includes experimental research, new product development, process engineering, regulatory affairs and clinical studies and were in aggregate 8.2 percent, 10.1 percent and 10.9 percent of our total net revenues during 2011, 2010 and 2009, respectively. Our efforts are focused on:

•                  modifying and enhancing the performance of our existing technologies and products, including our processes to manufacture these products;

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

We may continue to explore and develop the plasma physics underlying our Coblation technology and evaluate the use of our technology in new fields of treatment. We are engaged with a number of doctors, scientists and research institutions to further understand the technology and expand its applications base and technical capability.

To facilitate our research and development efforts, we routinely receive feedback from the physicians who use our products and consult with product area specific Scientific Advisory Boards, which are comprised of respected and experienced physicians and surgeons who advise us on our products, current and prospective, and other areas relating to our medical devices. These medical professionals are valued contributors and advisors to our research and development process and their feedback allows us to achieve significant strides in our product development.

Manufacturing and Supply

Our products are primarily manufactured at our facility located in San Jose, Costa Rica. We believe our existing operations will provide adequate capacity for our manufacturing needs at least through 2012.

We have established manufacturing process and quality assurance systems in conformance with the International Organization for Standardization’s ISO 13485:2003 standard, the U.S. Food and Drug Administration’s, or FDA, Quality System Regulation, 21 CFR Part 820 and we are certified under the Canadian Medical Devices Conformity Assessment System. Our facilities are in conformance with domestic and international regulatory requirements that apply to medical device manufacturers and subject to audits by FDA Technischer Überwachungs-Verein, or TUV, a Notified Body per the Medical Device Directive for the European Union, and other regulatory agencies representing countries in which our products are registered to be sold.

Our products are manufactured from several components, most of which are supplied to us from third parties. Most of the components we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternative sources of supply and the establishment of additional or replacement suppliers may not be accomplished quickly. In some cases, we rely upon a single supplier for a component. In such cases, a disruption from our single supply source could materially affect and disrupt our ability to manufacture and distribute certain of our products, as we experienced in the latter half of 2011 with our Rapid Rhino products.  Approximately $148 million of our revenues in 2011 were from products where we have only a single supplier providing a component.

DHL Solutions, Inc. is a significant provider of logistic services, including warehousing of finished goods and a variety of transportation services. We primarily use FedEx for the shipment of finished products to customers and field returns in North America. Shipment of finished products outside of North America and the transportation of raw materials and other production related shipments are handled by a variety of third party common carriers based on a competitive sourcing process. The providers of these services change from time to time and there are alternate sources of these services should any single provider prove unable to supply contracted services. The complex nature of the underlying support technologies utilized to exchange critical product information with these third party transportation providers, such as “Electronic Data Interchange”, has, at times, caused disruptions in our ability to deliver products to customers on a timely basis. Failure of these supporting systems could impair our business for the duration of the failure.

Patents and Proprietary Rights

We own over 170 issued U.S. patents and over 195 issued international patents. In addition, we have over 130 U.S. and international pending patent applications. We believe our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures. In addition, our issued patents are directed at many of the core features of our acquired technologies from Opus, Atlantech and ATI. Our earliest Coblation-related patents expired in January of 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2015.  A portion of license royalty revenue is associated with license grants from patents rights that extend beyond 2017.

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

Unless an exemption applies, generally, before we can introduce a new medical device or a new use for a medical device into the U.S. market, we must obtain FDA clearance of a premarket notification 510(k) or obtain premarket approval, or PMA. If we can establish that our device is “substantially equivalent” to a pre-amendment or previously cleared device for which the FDA has not called for premarket approvals, we may seek clearance from the FDA to market the device by submitting a 510(k). The 510(k) requires the support of appropriate data, including, in some cases, clinical data establishing the claim of substantial equivalence to the satisfaction of the FDA. Where a product is not deemed as substantially equivalent to a pre-amendment or previously cleared device, a more rigorous premarket approval process, or a PMA process, is required. This PMA process requires us to independently demonstrate that the new medical device is safe and effective by collecting data regarding design, materials, bench and animal testing, and human clinical data for the medical device. Only if the FDA determines there is reasonable assurance that the medical device is safe and effective, will the FDA authorize the device’s commercial release. The premarket approval process is much more detailed, time-consuming and expensive than the 510(k) process.

We have received 510(k) clearance to the extent we believe it is required for applicable products for a variety of indications.

We strive to ensure that our products not requiring clearance meet our manufacturing and quality guidelines and standards to the same extent as if clearance were required.

Our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA.  Each U.S. device-manufacturing establishment must be registered with the FDA.  Domestic manufacturing establishments are subject to biannual inspections by the FDA, and must comply with the FDA’s quality system regulations.  Further, we must report adverse events involving our devices to the FDA under regulations issued by the FDA.  Failure to maintain compliance with the regulatory requirements of the FDA may result in administrative or judicial actions, such as fines, warning letters, holds on clinical studies, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions, or civil or criminal penalties.

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

The federal False Claims Act imposes civil liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the False Claims Act may result in treble damages, civil monetary penalties for each false claim submitted and exclusion from the Medicare and Medicaid programs. In addition, we could be subject to criminal penalties under a variety of federal statutes to the extent that we knowingly violate legal requirements under federal health programs or otherwise present false or fraudulent claims or documentation to the government. The False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government against a health care provider for violations of the False Claims Act. A qui tam suit may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed. Even if disclosed, the original source of the information leading to the public disclosure may still pursue such a suit. Although a corporate insider is often the plaintiff in such actions, an increasing number of outsiders are pursuing such suits.

In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering what it paid as a result of allegedly false claims. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff’s counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). Qui tam complaints are filed under seal and generally remain under seal during the pendency of an investigation of the allegations. During that time, certain documents filed by the private plaintiff may not be accessible or certain documents and/or information may only be provided subject to an order of the presiding court that disallows publicly disclosing the existence of or any details relating to the proceeding until the case is unsealed.

In return for bringing the suit on the government’s behalf, the statute provides that the private plaintiff is to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. The number of qui tam suits brought against health care providers has increased dramatically. In addition, at least twenty-seven states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a health care provider from the state (e.g., Medicaid funds provided by the state).

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

International

International sales of our products are subject to strict regulatory requirements. The regulatory review process varies from country to country. The member countries of the European Union, or EU, have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain the CE mark for their products. We have authorization to apply the CE mark to substantially all of our products. Additionally, we have obtained regulatory clearance to market our key products throughout other countries.    In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.  Other international laws such as the U.K. Anti-Bribery Act provide further restrictions on interactions with physicians and other potential customers.

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

Impact of Business Outside of the U.S.

Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, sometimes with longer payment terms on receivables than are typical in the U.S. Currency exchange rate fluctuations can affect net sales from, and profitability of, our operations outside the U.S. See “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and Note 18, “Segment Information” in the notes to the consolidated financial statements.

Product Liability Risk and Insurance Coverage

The development, manufacture and sale of medical products entail significant risk of product liability claims. Historically our product liability insurance coverage limits have been adequate to protect us from significant liabilities being imposed on us in connection with product liability claims.  However we cannot be assured that our current product liability insurance coverage limits will continue to be adequate and, we may require increased product liability coverage as products are successfully commercialized in additional applications. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and our ability to attract and retain customers for our products.  We also have directors and officers, comprehensive general liability, cargo, business property and interruption, worker compensation, employed lawyers, employment practices, crime, and special contingency insurance coverages.

Employees

We have approximately 1,600 employees.  In North America, we have approximately 400 employees, of which 15 were engaged in supply and logistics activities, 140 in research and development, process engineering, clinical affairs, regulatory affairs and quality assurance activities, 165 in sales, customer service and marketing activities, and 80 in administration, finance and corporate support functions. In Europe and Asia Pacific, we have approximately 200 employees responsible for our international markets. In Costa Rica, we have approximately 1,000 employees engaged in manufacturing and plant management. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

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

As of December 31, 2011, we have settled or reached pending settlement on all known proceedings against the Company arising from the restatement or the Review with the exception of the DOJ investigation.  See Note10, “Litigation and Contingencies,” in the notes to the consolidated financial statements.  We have incurred substantial costs and expenses related to the Review and resulting investigations, proceedings, and indemnity obligations to former officers and  to certain other employees and former employees. These matters may continue to divert our management’s time and attention periodically and cause us to continue to incur substantial costs and expenses  which will be funded without the benefit of further insurance coverage. The DOJ investigation could also lead to fines, injunctions or orders with respect to future activities. We could incur substantial additional costs to defend and resolve the investigation or proceedings arising out of or related to the investigation. In addition, we could be exposed to enforcement or other actions upon completion of the DOJ investigation. At this point, we are unable to predict the duration, scope or result of the investigation or whether any other federal or state agencies will commence any further investigation or legal action. Any such investigations may result in us being subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

We are subject to substantial government regulation that could have a material adverse effect on our business.  Our failure to comply with extensive and evolving government regulations and laws could result in enforcement actions and subject us to civil or criminal penalties and materially adversely affect our business, results of operations and financial condition.

Our medical device products and operations are subject to extensive regulation by numerous governmental authorities both in the U.S. and abroad.  See “Business—Government Regulation” for further details on such regulation. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things: design, development and manufacturing; testing, labeling and storage; clinical trials; product safety; marketing, sales and distribution; pre-market clearance and approval; record keeping procedures; advertising and promotions; recalls and field corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and product import and export.

During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. We are subject to numerous federal and state regulations. As part of our internal compliance program, we review our sales and marketing materials, contracts and programs with counsel, and require employees and marketing representatives to participate in regular training. We also have adopted and train our personnel on the Code of Ethics on Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association or AdvaMed, a leading trade association representing medical device manufacturers. Most recently, we amended our Code of Business Conduct and Ethics (the “Code of Ethics”) in August 2009. Originally adopted in 2004 to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, the Code of Ethics was amended to qualify as well as a “code of conduct” under the current Federal Sentencing Guidelines and the U.S. Department of Health and Human Services Office of Inspector General’s Compliance Program Guidance for Pharmaceutical Manufacturers (68 FR 23731 (May 5, 2003)) applicable to medical device companies. The Code of Ethics applies to all of our directors, officers, employees and agents. It also serves as an essential element of our Corporate Compliance Program, as announced in August 2009. However, we can give no assurances that our compliance program will ensure that the Company is in compliance with existing or future applicable laws and regulations. If our compliance program fails to meet its objectives, or if we otherwise fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Both federal and state government agencies conduct civil and criminal enforcement efforts against health care companies, as well as their executives and managers. These efforts generally relate to a wide variety of matters, including referral and billing practices, and implicate a variety of state and federal laws, including state insurance fraud provisions, common law fraud theories, as well as both state and federal fraud-and-abuse, anti-kickback, false claims statutes, and the Foreign Corrupt Practices Act and similar international anti-bribery laws and regulations with which we must comply. Although we no longer directly bill any payor, some of our prior activities could become the subject of additional governmental investigations or inquiries. In addition, even though we no longer directly bill any payor, we are still subject to health care fraud and abuse laws and regulations, and enforcement thereof by both the federal government and the states in which we conduct our business.

In addition, amendments to the False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Numerous states have adopted similar state whistleblower and false claims provisions. The federal False Claims Act provides incentives for private plaintiffs to initiate lawsuits that lead to the government recovering money of which it was defrauded by providing that a private plaintiff may receive up to 30% of the proceeds from a successful litigation. If we, as a defendant in a qui tam lawsuit, are found to have violated the False Claims Act, we could be subject to treble damages, civil monetary penalties for each false claim submitted and exclusion from the Medicare and Medicaid programs. In addition, we could be subject to criminal penalties under a variety of federal statutes to the extent that we knowingly violate legal requirements under federal health programs or otherwise present false or fraudulent claims or documentation to the government.

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

The FDA, DOJ and other governmental authorities have broad enforcement powers, and if our operations are found to be in violation of any of the laws described above or any other governmental regulatory requirements or if a governmental authority interprets the legality of one of our practices differently than we do,  it could result in governmental agencies or a court taking action  which would adversely affect our business through any of the following: issuing public warning letters to us; imposing fines and penalties on us; obtaining an injunction preventing us from manufacturing or selling our products; bringing civil or criminal charges against us; delaying the introduction of our products into the market; delaying pending requests for clearance or approval of new uses or modifications to our existing products; recalling, detaining or seizing our products; or withdrawing or denying approvals or clearances for our products

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, business, financial condition, results of operations and future growth prospects.

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology and our acquired technologies. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, as well as the use of Coblation technology in specific surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies Opus, Atlantech and Applied Therapeutics, Inc. (ATI). Our earliest Coblation-related patent expired in January of 2012.  The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2015.  A portion of license royalty revenue is associated with license grants from patents rights that extend beyond 2017.  However, a licensee has asserted, and others  may also assert, that their license obligations expire  at an earlier date which may lead us to incur significant legal and dispute resolution costs to defend our right to royalties under our existing licenses.

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

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our employees and technical consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information, developed or made known to the individual during the course of the individual’s relationship with us, is to be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot assure investors that employees and consultants will not breach such agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

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

We cannot assure you that we will not become subject to patent infringement claims or other litigation, including interference proceedings declared by the U.S. Patent and Trademark Office, (USPTO) or similar proceedings in foreign jurisdictions to determine the priority of inventions. The defense and prosecution of intellectual property lawsuits, USPTO reexamination and interference proceedings and related legal and administrative proceedings, generally are costly and time-consuming. If other parties violate our proprietary rights, further litigation may be necessary to enforce our patents, to protect trade secrets or know-how we own or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or reexamination or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel.

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

We may not be able to successfully introduce to the market new products in a timely manner, which could cause us to lose business to competitors.

We compete in a market characterized by rapidly changing technology. We may not be able to keep pace with technology or to develop viable new products. Our future financial performance will depend in part on our ability to develop and manufacture new products in a cost-effective manner, to introduce these products to the market on a timely basis, and to achieve market acceptance of these products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include capital constraints, research and development delays, and delays in acquiring regulatory approvals. Our new products and new product introductions may fail to achieve expected levels of market acceptance. Factors impacting the level of market acceptance include our ability to successfully implement new technologies, the timeliness of our product introductions, our product pricing strategies, our available financial and technological resources for product promotion and development, our ability to show clinical benefit from our products, and the availability of coverage and reimbursement for our products as discussed in the risk factor titled “Changes in coverage and reimbursement for procedures using our products could affect use of our devices and our future revenue ” below.

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

Our primary competitors across all of our operating units consist of Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson, Olympus (through their Gyrus subsidiary), and Arthrex, Inc. These competitors tend to be large, well-financed companies with diverse product lines who may have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant price discounts as a competitive tactic. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the U.S. have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products instead of our competitors’ products to the extent the purchase would cause them to lose discounts on our competitors’ products. In addition, we are aware of several small companies that may directly or indirectly compete with our products.

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

In the absence of a credit facility as a possible source of liquidity, our ability to meet our working capital needs and to fund capital expenditures will depend on our ability to generate cash from operations and effectively manage our cash balances. This is subject to general economic, financial, competitive and other factors that may be beyond our control. We are unable to predict the outcome of the ongoing DOJ investigation with which we are cooperating and this matter could have a material adverse effect on our liquidity and cash flows. See Note10, “Litigation and Contingencies,” in the notes to the consolidated financial statements for further discussion on this matter and other legal proceedings. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and, excluding the uncertainty related to the ongoing investigation and for our indemnity obligations to certain former officers; however, we cannot assure you that our business will generate sufficient cash flow from operations in an amount sufficient to enable us to fund our other liquidity needs.

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

In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to an existing product, we must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or approval of a Premarket Approval (PMA) submission from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. However, as was the case in our submission for 510(k) clearance of Coblator IQ ENT Plasma Wands, the FDA has a high degree of latitude when evaluating submissions and may determine that a proposed device submitted for 510(k) clearance is not substantially equivalent, or NSE, to a predicate device.

Recent trends in FDA’s review of 510(k) submissions suggest that FDA is often requiring manufacturers to provide new, more expansive or different information regarding a particular device than what the manufacturer anticipated. This has resulted in increasing uncertainty and delay in the premarket notification review process. In January 2011, the FDA announced twenty-five specific action items it intends to take with respect to the 510(k) process to add greater transparency and certainty to the review process. These reforms, if and when fully implemented, could impose additional regulatory requirements upon us which could delay or limit our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain current clearances.

An FDA NSE determination means that the device is automatically reclassified into Class III and we cannot market the device unless it is either approved through the PMA process or reclassified into Class I or Class II based on a new 501(k) submission with supporting data. A new submission may require clinical data. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. There is no assurance that we will be able to obtain FDA clearance or approval for any of our new products on a timely basis, or at all. Failure to obtain FDA clearance or approval for our new products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or PMA. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA approval in the first instance, but the FDA may review any manufacturer’s decision and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. FDA guidance documents, including a draft guidance issued on July 27, 2011 that has yet to become final, define when to submit premarket notifications for new or modified devices. These guidance documents also define modifications for which a new 510(k) is not required. We have modified some of our marketed devices, and have determined that in certain instances new 510(k) clearances or PMA approvals are not required. No assurance can be made that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet customer’ demand. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Further, under the FDA medical device reporting regulations  we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Any adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

In the U.S., third-party payors continue to implement initiatives that restrict the use of certain technologies to those that meet certain clinical evidentiary requirements. We are aware of several third-party payors in the U.S., including governmental payors such as Medicare and Medicaid and private health insurance companies, who consider Coblation technology used in certain procedures to treat certain clinical conditions to be experimental or investigational. These payors have developed policies that deny coverage and therefore make no reimbursement for such procedures using our devices. Procedures using our devices that are not covered by some payors include such procedures as plasma disc decompression, or Coblation nucleoplasty, as well as Coblation or radiofrequency volumetric tissue reduction for (1) removing soft tissue during arthroscopic surgery, (2) hypertrophied nasal turbinates for the treatment of chronic nasal obstruction or obstructive sleep apnea and (3) soft palate and tongue for the treatment of obstructive sleep apnea. However, some payors in the U.S. provide coverage and reimbursement for Coblation tonsillectomy for certain clinical indications. In addition, some payors are moving toward a managed care system and control their health care costs by limiting authorizations for surgical procedures, including elective procedures using our devices. Failure to obtain favorable payor policies could have a material adverse effect on our business and operations.

In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgical centers and physicians for procedures using our products. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. For 2011, the Medicare and Medicaid Extenders Act of 2010 which was signed into law on December 15, 2010, froze the 2010 update through 2011. Because the Centers for Medicare & Medicaid Services, or CMS, was required to make its other changes to the Medicare Physician Fee Schedule (including adjustments made to certain codes identified to be misvalued) budget neutral, CMS made a downward adjustment to what is known as the “conversion factor,” which translates values into dollar amounts. Whereas the conversion factor for the end of 2010 was $36.8729, it is $33.9764 for 2011. On December 23, 2011, President Obama signed into law the Temporary Payroll Tax Cut Continuation Act of 2011, which replaced the Medicare physician payment cut scheduled to take place on January 1, 2012, with a zero percent update for two months, thereby allowing for continuation of current physician payment levels until February 29, 2012.  Without Congressional intervention, CMS projects a rate reduction of 27.4 percent for 2012.  At this time, it is uncertain how the change would affect our business. If Congress fails to intervene to prevent the negative update factor prior to February 29, 2012, or in future years, the resulting decrease in payment may adversely affect our revenues and results of operations.

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

In addition, the PPACA expands coverage to more individuals, but the mandatory purchase of insurance has been strenuously opposed by a number of state governors, resulting in lawsuits challenging the constitutionality of certain provisions of PPACA, and many of these challenges are still pending final adjudication in several jurisdictions, including in the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety.

Other legislative changes have also been proposed and adopted since the PPACA was enacted.  Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress.  The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs.  This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline. In addition, we may need to revise our research and development plans if a program or programs no longer are commercially viable. Such changes could cause our stock price to decline or experience periods of volatility.

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

Some of the components within our products are purchased from single vendors. If the supply of materials from a single source supplier were interrupted, replacement or alternative sources might not be readily obtainable. An inability to continue to source materials or components from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for our products. A new or supplemental filing with applicable regulatory authorities may require us to obtain clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure investors that we would be able to obtain the necessary regulatory approval for a new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.

In addition, we primarily use a subcontractor located in Costa Rica to sterilize our disposable devices. We have the ability to use alternative sterilization service providers for most of our products. If our Costa Rica sterilization service were to be disrupted for any reason, we would be required to use alternative sources with potentially longer processing and logistics cycles, which could lead to a disruption in our ability to supply products for a period of time.

We are dependent on warehouses in the U.S. and Belgium owned and operated by Deutsche Post DHL, Inc. Our ability to supply products to our customers in a timely manner and at acceptable commercial terms could be disrupted by factors such as fire, earthquake or any other natural disaster, work stoppages, disputes or difficulties between Deutsche Post DHL, Inc. and its employees, malfunctions in Deutsche Post DHL, Inc.’s information systems or disruptions in Deutsche Post DHL, Inc.’s shipping channels.

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

We derived 31.0 percent, 28.0 percent and 27.1 percent of our total product sales for the year ended December 31, 2011, 2010 and 2009, respectively, from customers located outside of the Americas. We expect international revenue to remain a significant percentage of total revenue and we believe that we must continue to expand our international sales activities to be successful. Historically, a majority of our international revenues and costs have been denominated in foreign currencies and we expect future international revenues and costs will be denominated in foreign currencies. Our international sales growth will be limited if we are unable to establish appropriate foreign operations, expand international sales channel management and support organizations, hire additional personnel, develop relationships with international sales representatives, and establish relationships with additional distributors. In that case, our business, operating results and financial condition could be materially adversely affected. Even if we are able to successfully expand international operations, we cannot be certain that we will be able to maintain or increase international market demand for our products.

Disruptions or other adverse developments at our Costa Rica facility could materially adversely affect our business.

Our high-volume disposable devices and controllers are manufactured at our Company owned facility in an industrial park in San Jose, Costa Rica.  We do not maintain redundant manufacturing facilities of sufficient scale to meet our current business needs in the event of a major disruption to our Costa Rica facility.  If our Costa Rica facility is not able to produce sufficient quantities of our controllers and products with adequate quality, or if our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to: changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God (including but not limited to potential disruptive effects from an active volcano near the facility or earthquakes, hurricanes and other natural disasters); and other issues associated with significant operations that are remote from our headquarters and operations centers. Additionally, continued growth in product sales could outpace the ability of our Costa Rican operation to supply ordered products on a timely basis or cause us to take actions within our supply and manufacturing operations which increase costs, complexity and timing. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. Additionally, we cannot assure you that alternative manufacturing facilities would offer the same cost structure as our Costa Rica facility.

Our accounting policies and methods require management to make judgments and estimates about matters that are inherently uncertain, which may result in our actual results differing significantly from those generated by our judgments and estimates.

We are required to exercise judgment in the application of our accounting policies and methods to comply with generally accepted accounting principles in the U.S. (GAAP) and to reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. See Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for a description of our significant accounting policies.

The accounting policies we have identified as critical to the presentation of our financial condition and results of operations are described in “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”. We believe these policies are critical because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain at the end of a period and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Due to the complexity of these critical accounting policies, our accounting methods relating to these policies involve substantial use of estimates. Estimates are inherently imperfect predictors of actual results because they are based on assumptions, including assumptions about future events. Our estimates may not include assumptions that reflect very positive or very negative market conditions and, accordingly, our actual results could differ significantly from those generated by our estimates. As a result, the estimates that we use to prepare our financial statements, as well as our estimates of our future results of operations, may be significantly inaccurate.

Unidentified or other control deficiencies relating to our internal control over financial reporting could result in errors in our reported results and could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

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

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets may be adversely affected by unforeseen and uncontrollable events. In the highly competitive medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. We test our goodwill for impairment in the fourth quarter of each year, but we also test goodwill and other intangible assets for impairment at any time when there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets have a carrying value that is greater than their fair value could result in substantial non-cash impairment charges, which could significantly impact our reported operating results.

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

As previously reported, on September 1, 2009, an affiliate of One Equity Partners, or OEP a private equity firm, acquired our Series A Preferred Stock. See “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2009 Form 10-K for a description of this transaction. As a result of this transaction, OEP became the largest beneficial owner of our stock. At this time, assuming conversion of the Series A Preferred Stock to our Common Stock, including make-whole amounts as defined in the Certificate of Designation for the Series A Preferred Stock but excluding outstanding options and warrants held by other parties, OEP would represent an ownership interest of approximately 17.4 percent of our voting stock. In connection with this transaction, we expanded the Board of Directors to eight members and granted OEP the right to nominate two directors. Effective September 1, 2009, Messrs. Gregory Belinfanti and Christian Ahrens, both partners of OEP, were appointed to our Board of Directors.

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

The loss of the services of one or more key employees or consultants could have a material adverse effect on us. Our success also depends on our ability to attract and retain additional highly qualified management and technical personnel. We face intense competition for qualified personnel, any of whom often receive competing employment offers. We cannot assure you that we will continue to be able to attract and retain such personnel. Loss of key personnel could materially impact our ability to meet our financial and operational objectives and could have a material adverse effect on our business and our results of operations.

Factors may make the market price of our stock highly volatile.

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

As a result of fluctuations in our operating results or other factors, the market price of our Common Stock could fluctuate substantially in the future. Investors may be unable to resell our Common Stock at or above their purchase price. This volatility may subject our stock price to material fluctuations due to the factors discussed in this “Risk Factors” section, and other factors including market reaction to acquisitions and trends in sales, marketing, and research and development; rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of Common Stock by existing stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease a facility in Austin, Texas, which serves as our corporate headquarters. The Austin, Texas facility is used for general and administrative purposes as well as for research and development activities. Our lease for this building will expire May 2022. We lease a facility in Irvine, California, which is used for product and prototype development. This lease expires in March 2016.  Internationally, we lease a facility in Stockholm, Sweden, which serves as our coordination center for international sales and marketing activities, which expires in 2014. We have access to a facility in Opglabbeek, Belgium that is used for our European repair center. In Costa Rica, we own a building located in a tax-advantaged business park. This facility serves as our principal manufacturing location for disposable devices and implants.

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

We records reserves for claims and lawsuits when the likelihood of a loss is probable and reasonably estimable. Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of or the amount of monetary damages sought as relief in the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized any potential liability that may result from these matters in our consolidated financial statements..  The resolution of these matters could have a material adverse effect on our earnings, liquidity and financial condition.

We continue to gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of legal counsel.

DOJ Investigation

The Department of Justice (“DOJ”) is investigating certain of our activities including past sales, accounting, and billing procedures primarily in relation to the operation of our Spine product sales. The DOJ is also reviewing our relationship with our DiscoCare subsidiary. We are cooperating with this investigation. At this stage of the investigation, we cannot predict the ultimate outcome and are unable to estimate any potential liability we may incur.

SEC Investigation

The Fort Worth Regional Office of the Securities and Exchange Commission’s (the “SEC”) Division of Enforcement conducted a formal investigation into accounting matters related to the restatement of financial results as announced by us on July 21, 2008 and completed on November 18, 2009, when we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in which we provided a detailed description of these matters with respect to the Review and the restatement. We entered into a settlement with the SEC that fully resolves the SEC investigation against us. Under the settlement, we consented to the entry by the SEC of an administrative order (the “Order”), on February 9, 2011, directing us to cease and desist from committing or causing violations of the reporting, books and records and internal control provisions of the federal securities laws in Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and under Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act. We consented to the entry of the Order without admitting or denying the Order’s assertions of factual findings. No monetary penalty or fine was imposed on us, and none of our current officers or employees were charged.

Private Securities Class Action

In 2008, two putative securities class actions were filed in Federal court against us and certain of our former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding our internal controls, business, and financial results. On October 28, 2008, and thereafter, the two putative securities class actions and the federal  shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

Proposed Settlement of Private Securities Actions

We have reached an agreement to settle the private securities class action suits consolidated into the action titled In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.   The settlement is subject to Court approval.

The settlement would settle all claims arising from the purchase or sale of ArthroCare securities of a class of all purchasers of ArthroCare common stock and call options, and sellers of put options on ArthroCare common stock between December 11, 2007 and February 18, 2009, inclusive (the Class), except those members of the Class who opt out, for a payment of $74 million to a settlement fund to be created for the settlement.  Counsel for the plaintiff will apply for an award of attorneys’ fees and reimbursement of expenses from the settlement fund.   On February 10, 2012, the Court entered an order of preliminary approval of the settlement, ordered that Notice be sent to all class members, and set a fairness hearing for final approval of the settlement on May 25, 2012.”

Shareholder Derivative Actions

In 2008 and 2009 three derivative actions were filed in Federal court against us and our then-current directors alleging breach of fiduciary duty based on our alleged improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. These federal derivative actions were consolidated with the two securities class actions described above and designated In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

In 2008 and 2009 three derivative actions were filed in Texas State District Court against us, and our then current directors and certain of our current and former officers.  In these actions, certain of our shareholders alleged derivative claims on behalf of us that our directors and officers breached their fiduciary duties to shareholders by allowing improper financial reporting, failing to maintain adequate financial controls over revenue recognition, disseminating false financial statements, abuse of control, gross mismanagement, waste of corporate assets, and engaging in insider trading. On March 18, 2009, these three state shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-08-3484 (consolidated), Travis County District Court.

Settlement of Federal and State Derivative Actions

On December 8, 2011, the U.S. District Court for the Western District of Texas granted final approval to the settlement of the Federal Court and State Court derivative actions that were pending against ArthroCare’s directors and officers.  Under the terms of the settlement, our director and officer insurers collectively paid us $8.0 million, on behalf of the individuals named as defendants in the Federal Court and State Court derivative actions, to settle the State and Federal Derivative actions. The lawyers for the plaintiffs were awarded legal fees and costs from the Federal Court in an amount of $2.25 million. Under a related settlement, the directors’ and officers’ insurers paid the us an additional $2.0 million for a broad mutual release by us and the insurers of any further rights or obligations under the directors’ and officers’ liability insurance policies. The settlement also contained certain mutually acceptable governance changes and the release by the individual officers and directors and former officers and directors who were parties to the derivative actions, of our directors’ and officers’ liability insurance carriers from any further rights or obligations under the applicable directors’ and officers’ liability insurance policies. On December 15, 2011, a dismissal with prejudice of the State derivative action was entered pursuant to the Settlement.

False Claims Act Investigation

On February 8, 2012, we received a Civil Investigative Demand from the DOJ, requesting information related to our marketing of our radio-frequency ablation devices, which could implicate the False Claims Act, 31 U.S.C. § 3729. We are cooperating fully with the investigation, although we can give no assurances regarding the duration of the investigation or whether proceedings will be instituted against us. We intend to represent the Company’s interests vigorously in this matter. At this stage of the investigation, however, we cannot predict the ultimate outcome of the investigation or any potential liability we may incur.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 19, 2010, Nasdaq accepted our application for listing on the Nasdaq Global Select Market and our shares began trading on the Nasdaq Global Select Market on January 22, 2010, under the symbol “ARTC”.  From January 16, 2009 until January 22, 2010 our securities were traded on an electronic quotation service maintained by Pink OTC Markets, Inc., or Pink Sheets, under the symbol “ARTC.PK”. Prior to January 16, 2009 our common stock was publicly traded on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol “ARTC.” The following table sets forth, for the periods indicated, the quarterly high and low closing sales prices of our Common stock.

	Year Ending December 31, 2011
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

High	$35.27	$35.33	$34.77	$31.84
Low	27.82	32.31	27.98	25.56

	Year Ending December 31, 2010
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

High	$30.92	$32.18	$29.94	$31.77
Low	23.30	26.31	25.21	26.79

As of February 3, 2012, there were 27,589,882 shares of our common stock outstanding, and the closing price of our common stock was $32.24 per share.

As of December 31, 2011, there was 1 holder of 75,000 outstanding shares of preferred stock and 191 holders of record of 27,562,088 shares of outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock or preferred stock in the foreseeable future.

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

No conversion of Series A Preferred Stock will be permitted to the extent that any holder of Series A Preferred Stock would individually hold in excess of 19.99 percent of the Company’s voting power after the proposed conversion, or to the extent that the holders of Series A Preferred Stock would hold in excess of 17.8 percent of the Company’s voting power in the aggregate, in each case solely attributable to their holdings of Series A Preferred Stock and any Common Stock received upon conversion thereof (such limitations collectively, the “Conversion Cap”). Shares of Series A Preferred Stock not convertible as a result of the Conversion Cap shall remain outstanding and shall become convertible to the extent the Conversion Cap no longer applies.

We describe our equity compensation plans in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 16, 2012, which is hereby incorporated herein by reference.

PERFORMANCE GRAPH

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of ArthroCare under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison of total stockholder return for holders of our common stock for the five years ended December 31, 2011 compared with the Nasdaq Stock Exchange, U.S. Index and the Nasdaq Health Services Index. This graph is presented pursuant to SEC rules. The information below is based on $100 invested on December 31, 2006, including reinvestment of dividends with fiscal years ending December 31. The stock prices of medical device companies like ours are subject to a number of factors, such as those discussed in “Part I—Item 1A—Risk Factors,” above.

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11

ArthroCare Corporation	100.00	120.37	11.95	59.37	77.81	79.36
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Health Services	100.00	108.32	79.23	89.61	92.33	77.63

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data (in thousands, except per share data) should be read in conjunction with “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 have been derived from audited consolidated financial statements included elsewhere in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2011	2010	2009	2008	2007

Statements of Operations Data:
Product sales (1)	$338,319	$338,757	$308,493	$295,118	$261,632
Royalties, fees and other	16,566	16,622	15,624	12,165	11,099
Total revenues	354,885	355,379	324,117	307,283	272,731
Gross profit	251,571	244,628	233,177	214,638	188,234
Operating expenses (2)	267,038	190,358	233,124	238,509	192,957
Net income (loss) from continuing operations	(2,813)	37,518	(5,296)	(24,582)	455
Net income (loss)	(902)	37,084	(5,777)	(35,025)	491
Net income (loss) applicable to common stockholders (3)	(4,318)	33,820	(33,822)	(35,025)	491
Net earnings (loss) per share from continuing operations applicable to common stockholders
Basic	$(0.23)	$1.04	$(1.24)	$(0.92)	$0.02
Diluted	$(0.23)	$1.03	$(1.24)	$(0.92)	$0.02
Net earnings (loss) per share applicable to common stockholders
Basic	$(0.16)	$1.03	$(1.26)	$(1.32)	$0.02
Diluted	$(0.16)	$1.02	$(1.26)	$(1.32)	$0.02

	December 31,
	2011	2010	2009	2008	2007

Balance Sheet Data:
Cash, cash equivalents, restricted cash equivalents and investments	$219,605	$132,536	$57,386	$37,980	$43,176
Working capital (4)	222,742	191,939	106,267	43,406	121,991
Total assets	533,001	439,195	391,128	389,485	397,947
Long-term liabilities	18,951	13,979	5,147	10,058	66,919
Series A 3% Redeemable Convertible Preferred Stock	77,184	73,768	70,504	—	—
Total stockholders’ equity	306,738	295,728	250,395	246,491	281,053

(1) Product sales in 2010 include $6.6 million of previously deferred product sales and $2.1 million increased contract manufacturing sales when compared to 2011.

(2) Operating expenses include $80.8 million, $5.9 million, $34.9 million, and $17.0 million of investigation and restatement cost for the years ending December 31, 2011, 2010, 2009 and 2008 respectively.  2011 Investigation and restatement cost include a $74 million accrual related to the proposed settlement of the private securities class actions.  2011 Operating expenses also include exit costs of $8.3 million related to the relocation of our Sunnyvale, California office to Austin, Texas as well as $3.8 million of costs related to this event that did not qualify to be classified as exit costs.

(3) The 2009 net loss applicable to common stock holders included a charge of $28.0 million related to the accretion of the beneficial conversion feature, preferred stock discount and accrued dividends on the Series A Preferred Stock compared to $3.4 million and $3.3 million in 2011 and 2010, respectively.

(4)  Working capital in 2011 is net of $74 million accrued liability related to the proposed settlement of the private securities class actions.  See Item 3 “Legal Proceedings” for more detail.

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

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business consists of one operating and reportable segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures.  The product development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company.  We organize and manage our sales and marketing functions according to both the surgical procedure that typically employ our products and geography.  Most of the Company’s products are used in Sports Medicine or ENT procedures.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales Growth

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our employed sales representatives, independent sales agents and distributors.  Reported product sales in 2010 included the recognition of $6.6 million of product sales that had been previously deferred pending the outcome of certain contract matters.  Excluding the effects of the deferred revenue recognized in 2010, product sales growth in 2011, 2010, and 2009 was 1.8 percent, 7.7 percent and 4.5 percent, respectively.  We anticipate that disposable surgical device sales and implant sales will remain key components of our product sales for the foreseeable future.

We contract manufacture disposable surgical devices and implants based on our technologies for other medical devices companies which is included in product sales.  Product sales from contract manufacturing for the years ended December 31, 2011, 2010 and 2009 product sales were $23.5 million, $25.6 million and $12.4 million, respectively.

We also generate revenue from royalties and fees from licensing of our products and technology to other companies and earn other revenues from shipping and handling costs billed to customers.

Gross Product Margin

Gross product margin as a percentage of product sales in 2011, 2010, and 2009 was 69.5 percent, 67.3 percent and 70.5 percent, respectively. Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel and costs of product shipped to our customers.  Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life.  Our manufactured products are produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.

The comparability of gross product margin between periods will be impacted by several items, including the mix between proprietary and contract manufactured product sales; the stability of our average sales price on proprietary products; changes in the estimated percentage of engineering activities related to manufacturing process design or improvement; and, changes in our product emphasis which could result in excess and obsolescence charges being included in the cost of product sales in a particular period.

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin for 2011, 2010 and 2009 was negative 4.4 percent, 15.3 percent and 0.0 percent, respectively.

Under the short-term incentive plan for 2011 approved by our Board of Directors, Adjusted Operating Margin is a key metric for purposes of evaluating management’s performance.  Adjusted Operating Margin is Operating Margin adjusted for investigation and restatement related costs.  Investigation and restatement related costs were 22.8 percent, 1.7 percent and 10.8 percent of total revenue for 2011, 2010 and 2009 respectively, and Adjusted Operating Margin was 18.4 percent, 16.9 percent and 10.8 percent for these same periods. Adjusted Operating Margin is a non-GAAP measure of profitability and it should not be considered as a substitute for operating margin, or other measures prepared in accordance with GAAP.  In the fourth quarter of 2011 we accrued as part of investigation and restatement-related costs $74 million as a result of a proposed settlement of the private securities class actions, as noted in Item 3 Legal Proceedings.

In April 2011, we entered into a new lease agreement for facilities located in Austin, Texas with the intent to relocate the activities conducted at our Sunnyvale, California facility to Austin, Texas.  We incurred $8.3 million in exit costs in 2011.  We estimated in April of 2011 that the program will reduce annual operating expenses by approximately $5 million beginning in 2012.  In 2011, we reported in aggregate $3.8 million of costs related to the relocation of our Sunnyvale, California activities to Austin, Texas that did not meet the definition of exit costs.  This included costs of product sales of $0.4 million, research and development costs of $1.4 million; sales and marketing costs of $0.5 million; and, general and administrative costs of $1.5 million.  These expenses include accelerated amortization of leasehold improvements related to facilities that will cease to be used upon completion of the relocation; personnel recruiting and training expense; and, duplicative rent and employee cost, offset by forfeited stock compensation.

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

Results of Operations

Overview of our Results of Operations

Results of operations for the three years ended December 31, 2011, 2010 and 2009 (in thousands, except percentages and per-share data) were as follows:

	Year Ended December 31,
	2011		2010		2009
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
Revenues:
Product sales	$338,319	95.3%	$338,757	95.3%	$308,493	95.2%
Royalties, fees and other	16,566	4.7%	16,622	4.7%	15,624	4.8%
Total revenues	354,885	100.0%	355,379	100.0%	324,117	100.0%

Cost of product sales	103,314	29.1%	110,751	31.2%	90,940	28.1%

Gross profit	251,571	70.9%	244,628	68.8%	233,177	71.9%

Operating expenses:
Research and development	28,932	8.2%	35,846	10.1%	35,203	10.9%
Sales and marketing	108,621	30.6%	107,852	30.3%	114,539	35.3%
General and administrative	35,069	9.9%	35,534	10.0%	43,198	13.3%
Amortization of intangible assets	5,291	1.5%	5,237	1.5%	5,309	1.6%
Exit costs	8,300	2.3%	—	0.0%	—	0.0%
Investigation and restatement- related costs	80,825	22.8%	5,889	1.7%	34,875	10.8%
Total operating expenses	267,038	75.2%	190,358	53.6%	233,124	71.9%

Income (loss) from operations	(15,467)	-4.4%	54,270	15.3%	53	0.0%

Interest and other expense, net	(1,331)		(3,864)		(2,212)

Income (loss) from continuing operations before income taxes	(16,798)		50,406		(2,159)

Income tax provision (benefit)	(13,985)		12,888		3,137
Net income (loss) from continuing operations	(2,813)		37,518		(5,296)

Income (loss) from discontinued operations, net of taxes	1,911		(434)		(481)

Net income (loss)	(902)		37,084		(5,777)

Accrued dividend, beneficial conversion feature and accretion charges on Series A Series A 3% Convertible Preferred Stock	(3,416)		(3,264)		(28,045)

Net income (loss) applicable to common stockholders	$(4,318)		$33,820		$(33,822)

Weighted-average shares outstanding:
Basic	27,382		27,006		26,803
Diluted	27,382		27,348		26,803
Earnings (loss) per share from continuing operations applicable to common stockholders:
Basic	$(0.23)		$1.04		$(1.24)
Diluted	$(0.23)		$1.03		$(1.24)
Earnings (loss) per share applicable to common stockholders:
Basic	$(0.16)		$1.03		$(1.26)
Diluted	$(0.16)		$1.02		$(1.26)

2011 Comparison with 2010

Product Sales

Product sales by product areas and geographic markets for the years ended December 31, 2011 and 2010 are as follows (in thousands, except percentages):

	Year Ended December 31, 2011				Year Ended December 31, 2010
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Product Sales	% Net Product Sales

Sports Medicine	$149,010	$79,337	$228,347	67.5%	$160,859	$71,120	$231,979	68.5%
ENT	81,810	18,429	100,239	29.6%	79,019	15,270	94,289	27.8%
Other	2,785	6,948	9,733	2.9%	4,122	8,367	12,489	3.7%
Total Product Sales	$233,605	$104,714	$338,319	100.0%	$244,000	$94,757	$338,757	100.0%

% Net Product Sales	69.0%	31.0%	100.0%		72.0%	28.0%	100.0%

Worldwide Sports Medicine product sales decreased $3.6 million, or 1.6 percent, in 2011 compared to 2010.  Americas Sports Medicine product sales decreased $5.2 million or 3.4 percent, net of the $6.6 million of product sales recognized in the first quarter of 2010 that had been previously deferred pending the outcome of certain contract matters.  Contract manufactured product sales, which is reported as part of the Americas, decreased by $2.1 million in 2011. Excluding the effects of the 2010 deferred revenue proprietary Sports Medicine product sales in the Americas decreased by $3.1 million in 2011 when compared to 2010, as sales to stocking distributors were $3.4 million lower in 2011 than in 2010.  In 2011, we initiated changes in our Americas Sports Medicine sales organization which included converting certain of our stocking distributors to sales agents.  As a result of this initiative, product sales in the affected territories were lower as stocking distributors sold off their inventories on hand.  International Sports Medicine product sales increased $8.2 million, or 11.6 percent in 2011 versus 2010 as a result of a combination of the translation effect of a weaker U.S. dollar, higher sales volumes and higher average selling prices.

Worldwide ENT product sales increased $6.0 million, or 6.3 percent in 2011 when compared to 2010.  ENT product sales in the Americas increased 3.5 percent for the 2011 year after increasing at a rate of 7.8 percent in the first six-months of 2011.  The decline in the rate of product sales growth in the second half of 2011 was due to raw material supply issues that persisted during the third and fourth quarters of 2011 that disrupted our Rapid Rhino product sales.  At the end of 2011, we had unfilled customer orders for our Rapid Rhino products amounting to approximately $1.5 million.  International ENT product sales increased 20.7 percent in 2011 when compared to 2010 primarily due to higher sales volumes, most notably in the Asia Pacific region, and the translation effect of a weaker U.S. dollar.

Other product sales, primarily spine products, decreased $2.8 million in 2011 when compared with the same periods in 2010 and are approximately 3 percent of total product sales.

Across all product areas, International product sales increased $10.0 million, or 10.5 percent, in 2011 compared to 2010. Changes in foreign currency rates increased the U.S. dollar reported value of International’s local currency product sales by $5.7 million.  In our direct markets, product sales increased $6.9 million in 2011, while sales to distributors increased $3.8 million.  In 2011, direct markets represented approximately 71 percent of International product sales, respectively, compared to 72 percent in 2010.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology along with shipping and handling costs billed to customers. Such revenues remained consistent in 2011 compared to 2010.

Cost of Product Sales

Cost of product sales for the years ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Year Ended December 31,
	2011		2010
	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$86,843	25.6%	$91,931	27.1%
Controller amortization	8,830	2.6%	10,019	3.0%
Other	7,641	2.3%	8,801	2.6%
Total Cost of Product Sales	$103,314	30.5%	$110,751	32.7%

Gross product margin as a percentage of product sales was 69.5 percent in 2011 compared to 67.3 percent in 2010.  Product cost was lower in 2011 as inventory obsolescence charges were $5.3 million lower in 2011 when compared to 2010.  We also incurred costs of $0.4 million related to accelerated depreciation and other costs resulting from the relocation of our Sunnyvale, California activities that did not qualify to be classified as exit costs.

Operating Expenses

Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2011		2010
	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$28,932	8.2%	$35,846	10.1%
Sales and marketing	108,621	30.6%	107,852	30.3%
General and administrative	35,069	9.9%	35,534	10.0%
Amortization of intangible assets	5,291	1.5%	5,237	1.5%
Exit costs	8,300	2.3%	—	0.0%
Investigation and restatement- related costs	80,825	22.8%	5,889	1.7%
Total operating expenses	$267,038	75.2%	$190,358	53.6%

Research and development expense decreased $6.9 million during 2011 compared to 2010.  Research and development expense decreased $6.6 million as a result of a higher proportion of engineering and other personnel costs that were estimated as being associated with manufacturing activities in the current periods, which increased the allocation of engineering costs to inventory and cost of product sales.  We do not expect this trend to continue in 2012.  Research and development expense was $2.2 million lower as a result of a reduction in personnel expenses primarily due to the campus consolidation and the forfeiture of certain stock awards.  The decrease in research and development costs in 2011 was partially offset by $1.4 million of accelerated depreciation and other costs resulting from the relocation of our Sunnyvale, California activities that did not qualify to be classified as exit costs.

Sales and marketing expense as a percentage of total revenue was relatively consistent between periods.

General and administrative expense decreased $0.5 million in 2011 when compared to 2010.  General and administrative costs in 2010 included approximately $1.8 million in higher severance and bonus costs while in 2011 general and administrative costs included approximately $1.5 million related to accelerated depreciation and other cost resulting from the relocation of our Sunnyvale, California activities that did not qualify to be classified as exit costs.

Exit costs were associated with the relocation of our Sunnyvale, California facilities to Austin, Texas which started in April, 2011. All activities associated with the Sunnyvale campus closure and relocation were completed as of year-end.

Investigation and restatement expenses increased to $80.8 million in 2011 which includes $74 million for the proposed settlement of the private securities class actions against us.  Indemnification costs of our former officers increased $3.2 million and legal defense cost related to the various contingent matters increased $5.4 million in 2011 when compared to 2010.  Investigation and restatement expenses were offset by $7.8 million in proceeds from the settlement of the derivative actions net of court awarded plaintiff attorneys fees.

Interest and Other Expense, Net

Interest and other expense for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2011	2010

Other income, net	$14	$216
Interest expense and bank fees	(622)	(769)
Foreign exchange loss, net	(723)	(3,311)
Total other expense	$(1,331)	$(3,864)

Other expense decreased $2.5 million in 2011 when compared to 2010 as a result of a reduction in foreign exchange loss in 2011.  The change in foreign exchange loss in the period was due primarily to fluctuations in the material foreign currencies in which we operate.  During 2011 the U.S. dollar weakened against the euro, British pound, and Australian dollar which increased the local currency amount of U.S. dollar payables of certain international subsidiaries, resulting in the reporting of foreign exchange losses.

Discontinued Operations

In the fourth quarter of 2010, we determined that our non-Coblation spine products (our Parallax and Contour product lines) met the criteria under generally accepted accounting principles to be reported as discontinued operations. We completed the sale on June 30, 2011 for cash proceeds of $5.5 million and recorded a pre-tax gain of $2.2 million, or $1.3 million after tax.

Income Tax Provision (Benefit)

Our effective tax rate in 2011 was 83.3 percent compared to 25.6 percent in 2010.  In 2011, we incurred a pre-tax loss in the US of $44 million due to the settlement of the private securities class action which was partially offset by pre-tax income of $27 million in jurisdictions outside the U.S. where the corporate tax rates are lower than in the U.S., such as Costa Rica where we currently have a tax holiday.

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

Operating Expenses

Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2010		2009
	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$35,846	10.1%	$35,203	10.9%
Sales and marketing	107,852	30.3%	114,539	35.3%
General and administrative	35,534	10.0%	43,198	13.3%
Amortization of intangible assets	5,237	1.5%	5,309	1.6%
Investigation and restatement- related costs	5,889	1.7%	34,875	10.8%
Total operating expenses	$190,358	53.6%	$233,124	71.9%

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

General and administrative expense decreased $7.7 million, to 10.0 percent of total revenues in 2010 compared to 13.3 percent of total revenues in 2009.  The decrease in expenses was primarily a result of a decrease in legal fees related to certain patent matters that were settled in December 2009, partially offset by an increase in accounting and compliance personnel.

Investigation and restatement expense was $5.9 million in 2010 compared to $34.9 million in 2009.  The decrease is a result of completing the Review and restatement in November of 2009.  We expect to continue to incur legal defense costs in connection with the DOJ, SEC and shareholder and derivative class action matters arising from the Review and restatement and the defense costs will continue to be classified as investigation and restatement-related expense in future periods as incurred.

Interest and Other Expense, Net

Interest and other expense for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2010	2009

Other income, net	$216	$312
Interest expense and bank fees	(769)	(3,757)
Foreign exchange gain (loss), net	(3,311)	1,233
Interest and other expense, net	$(3,864)	$(2,212)

Interest expense decreased $3.0 million in 2010 from $3.8 million in 2009, primarily as a result of repaying outstanding borrowings under our credit agreement in September 2009.  We expect that we will report foreign currency gains or losses each period due primarily to changes in the value of the euro, British pound and Australian dollar versus the U.S. dollar.

Discontinued Operations

In the fourth quarter of 2010, we determined that our non-Coblation spine products met the criteria under generally accepted accounting principles to be reported as discontinued operations. Our non-Coblation spine products consist of our Parallax and Contour product lines.  As a result of this determination, reported product sales for the years ended December 31, 2010, 2009, and 2008 have been reduced by $5.9 million, $7.5 million, and $10.5 million, respectively and the impact from these discontinued product lines on our current and previously reported net income (loss) in all periods is separately reported as “Loss from discontinued operations, net of taxes” in our Consolidated Statements of Operations.  Net assets of $3.1 million identifiable with these discontinued product lines is reported in our December 31, 2010 Consolidated Balance Sheet as “Assets held for sale”.

Income Tax Provision (Benefit)

Our effective tax rate in 2010 and 2009 was 25.6 percent and negative 145.3 percent, respectively. Lower foreign tax rates reduced income tax expense in 2010 by $6.6 million when compared to the U.S. corporate tax rate, and R&D credits reduced income tax expense by $1.3 million.  In January 2009, the U.S. Treasury issued temporary cost-sharing regulations and as a result, we decided to adjust our intercompany payments for all open tax years. As a result of these adjustments to our intercompany payments, we utilized approximately $1.9 million of our reserves for uncertain tax positions and recorded additional income tax expense of approximately $3.6 million in 2009. Adjusted for the effect of this change in regulations, our effective tax rate for 2009 was 21.5 percent.

Accrued Dividends, Beneficial Conversion Feature and Accretion Charges on Series A 3% Preferred Stock

Accrued dividends, beneficial conversion feature and accretion charges on Series A 3% Convertible Preferred Stock decreased to $3.3 million in 2010 compared to $28.0 million in 2009.  We accrued $3.3 million of dividends and accretion charges for the full year in 2010 compared to $1.0 million in 2009 for the period from September 1, 2009 (the date of issuance) to the end of the year.  In 2009 we also recognized a beneficial conversion feature of $27.0 million on the sale of the Series A Preferred Stock.

Liquidity and Capital Resources

Historically, our liquidity needs have been to finance the costs of operations, to acquire complementary businesses or assets and to make repurchases of our common stock. Our operating cash flow has historically been affected by the overall profitability of the sales of our products, our ability to invoice and collect from customers in a timely manner, and our ability to efficiently implement our acquisition strategy and manage costs.  We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term requirements and, excluding the uncertainty related to the ongoing DOJ investigation to which we are a party, our long-term normal operating liquidity requirements.

Cash Flows and Working Capital for the Year Ended December 31, 2011 compared to the year ended December 31, 2010

As of December 31, 2011 we had $222.7 million in working capital, compared to $191.9 million at December 31, 2010.  Our cash and cash equivalent holdings increased to $219.6 million at December 31, 2011 from $132.5 million at December 31, 2010, respectively and our U.S. cash and cash equivalent holdings at December 31, 2011 were $207.8 million.  Our working capital is net of accrued liability of $74 million related to the proposed settlement of the private securities class actions as discussed in Item 3 Legal Proceedings.  We anticipate funding the settlement from our cash balances in the first quarter of 2012.

Cash provided by operating activities for 2011 was $84.6 million and differed from our net loss of $0.9 million due to $13.4 million of non-cash expenses, primarily depreciation and amortization and stock-based compensation expense, offset by deferred taxes, and the fact that the proposed settlement of the private securities class action, while accrued at the end of 2011, has not been paid.  Cash provided by operating activities included cash provided by discontinued operations of $1.3 million, and is not expected to have a material impact on our future cash flows.

Cash used in investing activities for 2011 was $5.7 million.  Purchases of property and equipment was  approximately $13.5 million offset by $5.5 million  received for the sale of the assets related to our discontinued operations and $2.3 million received from collection of a loan receivable.  Cash used in investing activities for 2010 was $12.2 million, consisting primarily of purchases of property and equipment.

Cash provided by financing activities for 2011 and 2010 was $7.9 million and $3.6 million, respectively, and consisted primarily of proceeds from the exercise of stock options.

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

Contractual Obligations and Commercial Commitments

The following table aggregates all material contractual obligations and commercial commitments that affected our financial condition and liquidity as of December 31, 2011 (in thousands):

	Payments Due by Period
	(in thousands)
	Total (1)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$36,272	$4,456	$8,900	$7,569	$15,347
Educational grants (2)	100	50	50	—	—
Total	$36,372	$4,506	$8,950	$7,569	$15,347

(1)           The Company has entered into indemnification agreements with several former executives and employees, and will continue to incur legal costs associated with the ongoing litigation and investigations discussed in Note 10 “Litigation and Contingencies” in the notes to the consolidated financial statements.  While we expect to advance payments pursuant to these agreements in future periods; we are unable to estimate the amount or timing of these payments.

(2)           Represents contributions to foundations that promote and support education and research initiatives.

The Company has not included liabilities for uncertain tax positions in the above table of contractual obligations and commercial commitments because the Company is unable to estimate the anticipated timing of payment.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., or GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Revenue Recognition

Our principal sources of revenue are from sales of our products through our direct sales professionals, independent sales agents and independent distributors. We recognize these revenues when there is persuasive evidence of an arrangement providing for the sale of a product, delivery of the product has occurred, the sale price of the product is fixed or determinable and collectability is reasonably assured. Revenues include shipping and handling costs billed to customers. Shipping and handling costs incurred are presented as a part of cost of product sales.

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

Sales to distributors occur either as stocking and replenishment orders or as drop shipments to end customers. In the majority of cases involving sales to distributors, our requirements for revenue recognition are met when we deliver product to a particular distributor. In the case of certain distributors, prior to March 2010, we had agreed to pricing reductions based on the distributors’ ultimate reselling price and in those cases we recognized revenue on a “sell-through” basis only after the distributor had sold our products to an end user. In order to determine the amount of sell-through revenue that should be recognized during a given reporting period, we relied on reports from the distributors that provided us with information about sales to end customers during the reporting period as well as the amount and types of our products in the distributor’s inventory at the end of a reporting period. Our management was required to exercise a significant level of judgment to determine the accuracy and reliability of the reported information. We used a first-in-first-out accounting method to account for products sold by these distributors where we applied the sell-through method.

Our customers generally have the right to return or exchange products purchased from us for up to 60 days from the date of product shipment. At each period end, we determine the extent to which our revenues need to be reduced to account for returns and exchanges and we record a reserve against revenue recognized during that period for product returns and exchanges that our management estimates are likely to occur after the end of that period. We base these estimates on our historical experience with our customers and on direct customer feedback prior to 2010. We had an agreement with one customer that provided for an extended right of exchange. Our management concluded that the duration of the exchange agreement with this customer was inconsistent with our revenue recognition criteria and as a result revenue related to product sales to this customer was deferred until the related right of exchange period expired during the first quarter of 2010.  This customer no longer has this extended right of return.

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

Although the terms of our agreements with many of our customers provide that risk of loss passes to the customer upon shipment, we have historically accepted the risk of loss until product delivery. Accordingly, we only recognize revenues on a product sale if, in management’s judgment, it has been delivered during the relevant reporting period. The application of this policy requires our management to make estimates as to the timing of deliveries. We base these estimates on our historical experience with product shipments to particular markets that we serve. We periodically compare these estimates to actual results based on delivery confirmations to determine whether a change of estimate is required.

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

Long-lived Assets

Our goodwill balance is not amortized to expense; instead it is tested for impairment at least annually on October 31. In the fourth quarter of 2011, we adopted the FASB’s new guidance on performing the annual goodwill impairment test.  If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) determine our reporting units; (2) determine qualitatively whether it is more likely than not that a reporting unit’s carrying amount is greater than its fair, if the answer is “no” further work is not required if the answer is yes, (3) allocate goodwill to our various reporting units to which the acquired goodwill relates; (4) determine the carrying value, or book value, of our reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (5) estimate the fair value of each reporting unit using a discounted cash flow model; (6) reconcile the fair value of our reporting units in total to our market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (7) compare the fair value of each reporting unit to its carrying value; and (8) if the estimated fair value of the reporting unit is greater than the carrying value then there is no impairment; if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, qualitative indicators of changes to a reporting unit’s fair value, and determination of the reporting unit’s fair value.  Changes in judgment on these assumptions and estimates could result in further goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based on the information available to management.

On October 31, 2011, we performed our required annual goodwill impairment test.  We determined that we have one reporting unit and thus all of our operations, assets, and liabilities were allocated to the one reporting unit.  Our closing stock price on October 31, 2011, was $30.15 and we had approximately 27.5 million shares of common stock outstanding representing an imputed market capitalization of $829 million.  Our book value on October 31, 2011 was $335 million, thus the fair value of our reporting unit exceeds the carrying amount of the reporting unit and no further testing was required.

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

We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. While we may have concluded in the past that undistributed earnings will be permanently reinvested, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the U.S.

Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within our annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future which could result in additional tax liability, interest charges and possibly penalties. An income tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position.  This can be a subjective and judgmental determination.  The liability for uncertain tax positions, including related interest and penalties, is recorded as other non-current liabilities. Interest on unpaid taxes and penalties when incurred are classified as a component of income tax expense.

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

In September 2011, the FASB issued new guidance on testing goodwill for impairment which we adopted in the fourth quarter of 2011 in conjunction with the performance of our annual goodwill impairment test.  The adoption had no impact on the consolidated financial statements.

In June 2011, the FASB issued new requirements for the presentation of comprehensive income which becomes effective for fiscal years and interim periods beginning after December 15, 2011.  Management does not believe the adoption of the new guidance will have an impact on our consolidated financial statements.

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

The table below presents principal amounts and related weighted average interest rates as of December 31, 2011 for our cash and cash equivalents (in thousands, except percentages):

Cash and cash equivalents	$219,605
Average interest rate earned on cash and cash equivalents	Less than 1%

Foreign Currency Risk

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in our results of operations and financial condition.

Our cash and cash equivalents at December 31, 2011 are denominated primarily in U.S. dollars; however, we also maintain balances in various other currencies in support of local subsidiary operations.  The most important of these are Euros, British pounds, Swedish kroner, Swiss francs, Australian dollars, and Costa Rican colones.  A 10 percent change in the December 31, 2011 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.6 million.

We have not used derivative financial instruments to hedge foreign currency exchange risk and do not anticipate doing so in the future.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArthroCare Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas

February 16, 2012

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$219,605	$132,536
Accounts receivable, net of allowances of $2,251 and $2,445 at 2011 and 2010, respectively	51,350	48,870
Inventories, net	35,761	34,087
Deferred tax assets	40,622	24,661
Prepaid expenses and other current assets	5,532	4,424
Assets held for sale	—	3,081
Total current assets	352,870	247,659

Property and equipment, net	35,769	41,582
Intangible assets, net	5,457	10,733
Goodwill	119,159	119,020
Deferred tax assets	18,159	16,019
Other assets	1,587	4,182
Total assets	$533,001	$439,195

LIABILITIES, REEDEMABLE CONVERTIBLE PREFERRED AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,258	$13,819
Accrued liabilities	112,586	40,197
Deferred tax liabilities	—	149
Deferred revenue	742	—
Income tax payable	1,542	1,555
Total current liabilities	130,128	55,720

Deferred tax liabilities	29	213
Other non-current liabilities	18,922	13,766
Total liabilities	149,079	69,699

Commitments and contingencies (Notes 9 and 10)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at December 31, 2011 and 2010, respectively. Redemption value: $87,089	77,184	73,768

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value, $0.001: Authorized: 75,000 shares; Issued: 31,523 and 30,905; Outstanding: 27,562 and 27,112 shares at December 31, 2011 and 2010, respectively	28	27
Treasury stock: 3,968 and 3,990 shares at December 31, 2011 and 2010, respectively	(107,126)	(107,899)
Additional paid-in capital	400,580	386,395
Accumulated other comprehensive income	4,615	4,246
Retained earnings	8,641	12,959
Total stockholders’ equity	306,738	295,728
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$533,001	$439,195

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	Years Ended December 31,
	2011	2010	2009

Revenues:
Product sales	$338,319	$338,757	$308,493
Royalties, fees and other	16,566	16,622	15,624
Total revenues	354,885	355,379	324,117

Cost of product sales	103,314	110,751	90,940

Gross profit	251,571	244,628	233,177

Operating expenses:
Research and development	28,932	35,846	35,203
Sales and marketing	108,621	107,852	114,539
General and administrative	35,069	35,534	43,198
Amortization of intangible assets	5,291	5,237	5,309
Exit costs	8,300	—	—
Investigation and restatement-related costs	80,825	5,889	34,875
Total operating expenses	267,038	190,358	233,124

Income (loss) from operations	(15,467)	54,270	53

Other income, net	14	216	312
Interest expense and bank fees	(622)	(769)	(3,757)
Foreign exchange gain (loss), net	(723)	(3,311)	1,233
Total other expense	(1,331)	(3,864)	(2,212)

Income (loss) from continuing operations before income taxes	(16,798)	50,406	(2,159)

Income tax provision (benefit)	(13,985)	12,888	3,137

Net income (loss) from continuing operations	(2,813)	37,518	(5,296)

Income (loss) from discontinued operations, net of taxes	1,911	(434)	(481)

Net income (loss)	(902)	37,084	(5,777)

Accrued dividend, beneficial conversion feature and accretion charges on Series A 3% Convertible Preferred Stock	(3,416)	(3,264)	(28,045)

Net income (loss) applicable to common stockholders	$(4,318)	$33,820	$(33,822)

Weighted-average shares outstanding:
Basic	27,382	27,006	26,803
Diluted	27,382	27,348	26,803
Earnings (loss) per share from continuing operations applicable to common stockholders:
Basic	$(0.23)	$1.04	$(1.24)
Diluted	$(0.23)	$1.03	$(1.24)
Earnings (loss) per share applicable to common stockholders:
Basic	$(0.16)	$1.03	$(1.26)
Diluted	$(0.16)	$1.02	$(1.26)

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)

Balance, December 31, 2008	26,755	$27	$(110,945)	$372,651	$126	$(15,368)	$246,491
Issuance of common stock through:					—
Exercise of options and restricted stock	50	—	—	359	—	—	359
Shares issued for Opus Medical	—	—	—	—	—	—	—
Contribution to employee benefit plan	81	—	2,221	—	—	(1,329)	892
Stock compensation	—	—	—	6,557	—	—	6,557
Income tax effect of exercise of stock options	—	—	—	1,412	—	—	1,412
Accrued dividends and accretion charges on Series A 3%
Convertible Preferred Stock	—	—	—	(1,058)	—	—	(1,058)
Currency translation adjustment	—	—	—	—	1,519	—	1,519	$1,519
Net loss	—	—	—	—	—	(5,777)	(5,777)	(5,777)
Balance, December 31, 2009	26,886	27	(108,724)	379,921	1,645	(22,474)	250,395	$(4,258)

Issuance of common stock through:
Exercise of options and restricted stock	190	—	—	1,868	—	—	1,868
Employee stock purchase plan	5	—	—	128	—	—	128
Contribution to employee benefit plan	31	—	825	80	—	—	905
Stock compensation	—	—	—	8,001	—	—	8,001
Income tax effect of exercise of stock options	—	—	—	(1,990)	—	—	(1,990)
Accrued dividends and accretion charges on Series A 3%
Redeemable Convertible Preferred Stock	—	—	—	(1,613)	—	(1,651)	(3,264)
Currency translation adjustment	—	—	—	—	2,601	—	2,601	2,601
Net Income	—	—	—	—	—	37,084	37,084	37,084
Balance, December 31, 2010	27,112	27	(107,899)	386,395	4,246	12,959	295,728	$39,685

Issuance of common stock through:
Exercise of options and restricted stock	412	1	—	7,422	—	—	7,423
Employee stock purchase plan	9	—	—	264	—	—	264
Contribution to employee benefit plan	29	—	773	140	—	—	913
Stock compensation	—	—	—	6,226	—	—	6,226
Income tax effect of exercise of stock options	—	—	—	133	—	—	133
Accrued dividends and accretion charges on Series A 3%
Redeemable Convertible Preferred Stock	—	—	—	—	—	(3,416)	(3,416)
Currency translation adjustment	—	—	—	—	369	—	369	369
Net loss	—	—	—	—	—	(902)	(902)	(902)
Stock compensation	27,562	$28	$(107,126)	$400,580	$4,615	$8,641	$306,738	$(533)

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$(902)	$37,084	$(5,777)
Adjustments to reconcile net income (loss) to net cash provided by by operating activities:
Depreciation and amortization	24,600	24,130	23,904
Provision for doubtful accounts receivable and product returns	208	(336)	3,147
Provision for inventory and warranty reserves	2,718	8,149	2,778
Non-cash stock compensation expense	6,226	8,001	6,557
Deferred taxes	(18,289)	2,885	1,339
Income tax benefit relating to employee stock options	(134)	(1,608)	(1,099)
Unrealized foreign exchange (gain) loss	(482)	4,594	(1,939)
Gain on assets held for sale	(2,177)	—	—
Other	745	1,027	1,224
Changes in operating assets and liabilities
Accounts receivable	(2,793)	(2,057)	(2,800)
Inventories	(3,485)	5,990	6,936
Prepaid expenses and other current assets	(24)	2,615	3,136
Accounts payable	1,409	(698)	(3,375)
Accrued and other liabilities	76,115	(2,001)	(17,391)
Deferred revenue	742	(4,508)	1,298
Income taxes payable	120	(631)	1,530
Net cash provided by operating activities	84,597	82,636	19,468

Cash flows from investing activities:
Purchases of property and equipment	(13,481)	(12,231)	(16,140)
Payments for business combinations, including earnouts, and purchases of intangible assets	—	(149)	(439)
Proceeds from sale of assets held for sale	5,500	—	—
Proceeds (disbursement) of loan receivable	2,275	168	(180)
Net change in restricted cash equivalents and investments	—	—	4,362
Other	17	38	33
Net cash used in investing activities	(5,689)	(12,174)	(12,364)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance cost	—	—	69,446
Repayments on revolving credit agreement	—	—	(55,000)
Proceeds from issuance of common stock, net of issuance costs	264	128	—
Proceeds from exercise of options to purchase common stock	7,422	1,868	359
Income tax benefit relating to employee stock options	134	1,608	1,099
Net cash provided by financing activities	7,820	3,604	15,904

Effect of exchange rate changes on cash and cash equivalents	341	1,084	872

Net increase in cash and cash equivalents	87,069	75,150	23,880
Cash and cash equivalents, beginning of the period	132,536	57,386	33,506
Cash and cash equivalents, end of the period	$219,605	$132,536	$57,386

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—FORMATION AND BUSINESS OF THE COMPANY

ArthroCare Corporation (“ArthroCare” or the “Company”) is a medical device company incorporated on April 29, 1993, that develops, manufactures and markets surgical products, many of which are based on the Company’s minimally invasive patented Coblation® technology. The Company’s products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. The Company’s business consists of two core product areas: Sports Medicine and ENT. The Company’s products are marketed and sold in two geographic distribution channels: Americas (North and South America) and International (all other geographies).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories and Inventory Allowances.  The Company’s inventories are stated at standard cost, which include material, labor and overhead costs and approximates actual cost determined on a first-in, first-out basis. The Company adjusts the value of its inventory to the extent management determines that the cost cannot be recovered due to obsolescence or other factors. In order to make these determinations, management uses estimates of future demand and sales prices for each product to determine appropriate inventory reserves and to make corresponding reductions in the carrying value of inventory to reflect the lower of cost or market value. In the event of a sudden significant decrease in demand for the Company’s products, or a higher incidence of inventory obsolescence, the Company could be required to increase its inventory reserve, which would increase cost of product sales and decrease gross profit.

Property and Equipment.  Property and equipment is stated at cost and is depreciated on a straight-line basis over the asset’s estimated useful life. The Company places the majority of its manufactured controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized to cost of product sales over a four-year period. Leasehold improvements are amortized over the shorter of ten years or the lease term. Furniture, fixtures, machinery and equipment are amortized over a five year period, while computer equipment and software are amortized over three to five years. Buildings are depreciated over a thirty year life. Maintenance and repair costs are charged to operations as incurred. Upon retirement or sale, the cost of disposed assets and their accumulated depreciation are removed from the balance sheet and any gain or loss is recognized in current operations. The Company tests its property, plant and equipment for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment.

Revenue Recognition.  The Company’s principal sources of revenue are from sales of its products through direct sales professionals, independent sales agents and independent distributors. These revenues are recognized when there is persuasive evidence of an arrangement providing for the sale of a product, delivery of the product has occurred, the sale price of the product is fixed or determinable and collectability is reasonably assured. Revenues include shipping and handling costs billed to customers. Shipping and handling costs are presented as a part of cost of product sales, when related to revenue producing activities.

For product sales made by direct sales professionals or independent agents, the Company’s criteria for revenue recognition is generally complete when the product is delivered to end customers, such as surgical centers and hospitals.

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

Sales to distributors occur either as stocking and replenishment orders or as drop shipments to end customers. In the majority of cases involving sales to distributors, the requirements for revenue recognition are met when the product is delivered to a particular distributor. Prior to March of 2010, the Company agreed to pricing concessions for certain distributors based on the distributors’ ultimate reselling price and in these cases revenue was recognized on a “sell-through” basis only after the distributor sold the products to an end user. In order to determine the amount of sell-through revenue that should be recognized during a given reporting period, the Company relied on reports from the distributors that provided information about sales to end customers during the reporting period as well as the amount and types of products in the distributor’s inventory at the end of a reporting period. The Company’s management was required to make estimates and exercise a significant level of judgment to determine the accuracy and reliability of the reported information. A first-in-first-out accounting method was used to account for products sold by these distributors where the sell-through method had been applied.

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

Revenue recognition is also impacted by management’s estimate of customers’ ability to pay pursuant to the terms of customer agreements. If after the Company has recognized revenue, collectability of an account receivable becomes doubtful, an allowance for doubtful accounts will be established with respect to the previously recognized revenue that remains uncollected. When management forms a judgment that a particular customer has not established a sufficient credit history but decides to deliver products to the customer, revenue recognition will be deferred. Once the customer establishes a reliable payment history the Company generally returns to normal revenue recognition based on the Company’s criteria. The creditworthiness of customers is periodically reviewed considering such factors as historical collection experience, a customer’s current credit standing, the age of accounts receivable balances, and general economic conditions that may affect a customer’s ability to pay.

Although the terms of the agreements with many of the Company’s customers provide that title and risk of loss passes to the customer upon shipment, the Company has historically accepted the risk of loss until product delivery. Accordingly, revenue is recognized on a product sale if in management’s judgment it has been delivered during the relevant reporting period. The application of this policy requires management to make estimates as to the timing of deliveries. These estimates are based on historical experience with product shipments to particular markets that are served. These estimates are periodically compared to actual results based on delivery confirmations to determine whether a change of estimate is required.

The Company generally recognizes license fees and other revenues over the term of the associated agreement. Royalties represent the largest component of non-product sales revenue and are recognized as earned, based on management’s estimates using current and historical trends adjusted for market factors, and are classified as royalties, fees and other revenues in the accompanying consolidated statements of operations.

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

Discontinued Operation.  In the fourth quarter of 2010, management determined that the Company’s non-Coblation spine products met the criteria under generally accepted accounting principles to be reported as discontinued operations. The Company’s non-Coblation spine products consist of its Parallax and Contour product lines.  As a result of this determination, the reported impact from these discontinued product lines on current and previously reported net income (loss) in all periods is separately reported as “Income (loss) from discontinued operations, net of taxes” in the Consolidated Statements of Operations.  Assets identifiable with these discontinued product lines is reported in the Consolidated Balance Sheet as “Assets held for sale”.

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

Goodwill.  The Company’s goodwill balance is not amortized to expense; instead it is tested for impairment at least annually. The Company performs its annual goodwill impairment analysis in the fourth quarter.  In the fourth quarter of 2011 the Company adopted the FASB’s new guidance on performing the annual goodwill impairment test.  The Company performs its annual goodwill impairment test on October 31.  If events or indicators of impairment occur between annual impairment analyses, the Company performs an impairment analysis of goodwill at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, the Company: (1) verifies its reporting units, (2) assesses qualitatively whether it is more likely than not that the carrying value of the reporting unit exceeds the fair value of the reporting unit, if the answer is “no” further work is not required, if the answer is yes, then (3) allocate goodwill to its various reporting units to which the acquired goodwill relates; (4) determines the carrying value, or book value, of its reporting units, as some of the assets and liabilities related to each reporting unit are held by a corporate function; (5) estimates the fair value of each reporting unit using a discounted cash flow model; (6) reconciles the fair value of its reporting units in total to the Company’s market capitalization adjusted for a subjectively estimated control premium and other identifiable factors; (7) compares the fair value of each reporting unit to its carrying value; and (8) if the estimated fair value of a reporting unit is greater than the carrying value, no impairment is needed.  If the carrying value is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business to calculate the implied fair value of the reporting unit’s goodwill and recognize an impairment charge if the implied fair value of the reporting unit’s goodwill is less than the carrying value.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of the Company’s reporting units, identification and allocation of the assets and liabilities to each of its reporting units and determination of fair value. If required, estimating the fair value of a reporting unit for the purposes of the annual or periodic impairment analyses, the Company makes estimates and significant judgments about the future cash flows of that reporting unit. The cash flow forecasts are based on assumptions that represent the highest and best use for the Company’s reporting units. Changes in judgment on these assumptions and estimates could result in further goodwill impairment charges. The Company believes that the assumptions and estimates utilized are appropriate based on the information available to management.

On October 31, 2011, we performed our required annual goodwill impairment test.  We determined that we have one reporting unit and thus all of our operations, assets, and liabilities were allocated to the one reporting unit.  Our closing stock price on October 31, 2011, was $30.15 and we had approximately 27.5 million shares of stock outstanding representing a market capitalization of $829 million.  Our book value on October 31, 2011 was $335 million, thus it is more likely than not that the fair value of our reporting unit exceeds the carrying amount of the reporting unit and no further testing was required.

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

Series A 3% Redeemable Convertible Preferred Stock.  The Company’s Series A Preferred Stock is classified as mezzanine equity and is shown net of issuance costs. The difference in carrying value and redemption value resulting from offering costs and return of capital to the investor is accreted over the redemption period using the effective interest method. As the preferred stock is convertible at the option of the holder, the Company elected to immediately amortize the entire amount of the beneficial conversion feature as a dividend on the date of issuance. As the Company had an accumulated deficit, the election to immediately amortize the beneficial conversion feature had no impact on the accompanying consolidated balance sheets. Additional dividends are accrued at the stated rate each period so that the mezzanine equity carrying value will equal its redemption value at the date the equity is redeemable and are recorded on the declaration date at fair market value. Dividends on the preferred stock shares, including declared dividends, accrued cumulative dividends, deemed dividends on the accretion of issuance costs and amortization of the beneficial conversion feature, reduce the net income available to common stockholders and are presented as a separate amount on the accompanying consolidated statements of operations.

Earnings Per Share.  The Company calculates earnings per share (“EPS”) using the two class method for all periods ending after September 1, 2009, the date of issuance of the Series A Preferred Stock. Under the two-class method, distributed and undistributed earnings are allocated to common stockholders based on their participation rights in those earnings.

Treasury Stock.  Treasury stock is accounted for under the cost method and is included as a component of stockholders’ equity. When treasury stock is sold, the treasury stock balance is relieved using the weighted average cost.

Research and Development.  Research and development costs are charged to operations as incurred.

Advertising Expense.  Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $0.6 million, $1.1 million and $1.5 million in 2011, 2010 and 2009, respectively.

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

Legal and Other Contingencies.  The outcomes of legal proceedings and claims brought against the Company and other loss contingencies are subject to significant uncertainty. The Company accrues a charge against income when management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. In determining the appropriate accounting for loss contingencies, the Company will consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as management’s ability to reasonably estimate the amount of loss. Current information available to the Company is regularly evaluated to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment.

Foreign Currency Translation.  Assets and liabilities of foreign subsidiaries that operate primarily in a currency other than the U.S. dollar are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rate in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly as a separate component of stockholders’ equity and represent essentially all of the balance under the caption “accumulated other comprehensive income.”

For the Company’s foreign subsidiaries that operate primarily in the U.S. dollar, all foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and non-monetary assets and related elements of expense are remeasured using historical rates of exchange. Income and expense elements are remeasured into U.S. dollars using average exchange rates in effect during the period. Remeasurement gains and losses are recorded each period in the statement of operations.

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

No individual customer represented more than 10 percent of product sales during the years ended December 31, 2011, 2010 and 2009 or the accounts receivable balance as of December 31, 2011 and 2010.

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

Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within the Company’s annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future which could result in additional tax liability, interest charges and possibly penalties.  An income tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities, based on the technical merits of the position. The liability for unrecognized tax benefits, including related interest and penalties, is recorded as other non-current liabilities. Interest and penalties are classified as a component of income tax expense.

Investigation and Restatement Related Costs.  Investigation and restatement related costs are expenses incurred as a result of the SEC and DOJ investigations described in Note 10 “Litigation and Contingencies” and costs associated with the review and restatement of previously reported financial statements contained in the 2008 Form 10-K filed on November 18, 2009. These costs include legal expenses, including indemnification costs and forensic accountant fees and incremental external audit costs.

Reclassification of prior period presentation.

In 2011, the Company reclassified advances of legal fees paid pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company to investigation and restatement related costs that had previously been reported as general and administrative expenses.  The reclassifications had no effect on total operating expenses or income from operations.  The amounts advanced, net of insurance recoveries, and reclassified from general and administrative costs to investigation and restatement related cost for prior periods was $3.0 million and $3.2 million for the years ended December 31, 2010 and 2009.  Indemnification costs for 2011 were $6.3 million.

Recent Accounting Pronouncements.

In September 2011, the FASB issued new guidance on testing goodwill for impairment.  The Company adopted the new guidance in the fourth quarter of 2011 in conjunction with the performance of its annual goodwill impairment test.  The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.  .

In June 2011, the FASB issued new requirements for the presentation of comprehensive income which becomes effective for fiscal years and interim periods beginning after December 15, 2011.  Management does not believe the adoption of the new guidance will have an impact on the Company’s consolidated financial statements.

NOTE 3 — DISCONTINUED OPERATIONS

In the fourth quarter of 2010, the Company determined that its non-Coblation spine products met the criteria under GAAP to be reported as discontinued operations. The Company’s non-Coblation spine products consisted of its Parallax and Contour product lines.  As a result of this determination, the impact from these product lines on the Company’s reported net income in all periods is separately reported as “Income (loss) from discontinued operations” in our consolidated statements of operations.  Assets identifiable with these discontinued operations were reported as “Assets held for sale” in our December 31, 2010 condensed consolidated balance sheet.

On June 30, 2011 the Company sold the discontinued operations for $5.5 million in cash and recorded a gain on the sale of assets of approximately $2.2 million ($1.3 million after tax), which is included in income from discontinued operations in the accompanying consolidated statements of operations for 2011.

The following table presents the assets held for sale by major class (in thousands):

	December 31,	December 31,
	2011	2010
Inventory	$—	$1,719
Equipment, net of accumulated depreciation of $349	—	63
Intangible assets, net of accumulated amortization of $6,800	—	1,299
Assets held for sale	$—	$3,081

Revenues, gain on the sale of assets, income (loss) and income taxes related to discontinued operations for the year ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue	$2,271	$5,851	$7,491
Gain on sale of assets	2,177	—	—
Income (loss) from discontinued operations before income taxes	3,084	(616)	(739)
Income tax provision (benefit)	1,173	(182)	(258)
Income (loss) from discontinued operations	1,911	(434)	(481)

NOTE 4—COMPUTATION OF EARNINGS (LOSS) PER SHARE

The Company’s Series A Preferred Stock has participation rights in dividends issued to common stockholders.  As a result, the Company calculates earnings per share using the two class method.  The following is a reconciliation of net income (loss) applicable to common stockholders and the number of shares used in the calculation of basic and diluted earnings (loss) per share applicable to common stockholders (in thousands, except per-share data):

	Year Ended December 31,
	2011	2010	2009

Income (loss) from continuing operations allocated to common stockholders (net of $6,061 attributable to Series A Preferred Stock for 2010)	$(6,229)	$28,193	$(33,341)
Income (loss) from discontinued operations (net of $77 attributable to Series A Preferred Stock for 2010)	1,911	(357)	(481)
Net income (loss) allocated to common stockholders (net of $5,984 of undistributed earnings to Series A Preferred Stock for 2010)	(4,318)	27,836	(33,822)

Basic:
Weighted-average common shares outstanding	27,382	27,006	26,803
Earnings (loss) from continuing operations per share allocated to common stockholders	$(0.23)	$1.04	$(1.24)
Earnings (loss) from discontinued operations per share allocated to common stockholders	0.07	(0.01)	(0.02)
Earnings (loss) per share allocated to common stockholders	$(0.16)	$1.03	$(1.26)

Diluted:
Weighted-average shares outstanding used in
basic calculation	27,382	27,006	26,803
Dilutive effect of options	—	266	—
Dilutive effect of unvested restricted stock	—	76	—
Weighted-average common stock and common stock equivalents	27,382	27,348	26,803
Earnings (loss) from continuing operations per share allocated to common stockholders	$(0.23)	$1.03	$(1.24)
Earnings (loss) from discontinued operations per share allocated to common stockholders	0.07	(0.01)	(0.02)
Earnings (loss) per share allocated to common stockholders	$(0.16)	$1.02	$(1.26)

Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	2,531	1,977	3,221

NOTE 5—INVENTORY

The following summarizes the Company’s inventories (in thousands):

	December 31,
	2011	2010

Raw materials	$9,206	$9,387
Work-in-process	10,300	7,687
Finished goods	25,042	27,372
	44,548	44,446
Inventory valuation reserves	(8,787)	(10,359)
Inventories, net	$35,761	$34,087

NOTE 6—PROPERTY AND EQUIPMENT

The following summarizes the Company’s property and equipment (in thousands):

	December 31,
	2011	2010
Controller placements	$42,672	$40,438
Computer equipment and software	27,456	28,938
Machinery and equipment	21,142	20,271
Furniture, fixtures and leasehold improvements	5,296	12,074
Building and improvements	7,213	7,178
Land	745	745
Construction in process	595	208
	105,119	109,852
Less: accumulated depreciation	(69,350)	(68,270)
Total property and equipment, net	$35,769	$41,582

Depreciation expense related to the Company’s property and equipment was $19.3 million, $18.1 million and $17.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2011	2010
Goodwill as of January 1, 2011 and 2010 net of accumulated impairment losses of $18,945	$119,020	$119,076
Purchase accounting adjustments	—	83
Translation adjustments	139	(139)
Goodwill as of December 31, 2011 and 2010 net of accumulated impairment losses of $18,945	$119,159	$119,020

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

			Weighted-
	December 31,		Average
	2011	2010	Useful Life
Intellectual property rights	$21,399	$21,399	8.0 years
Patents	9,766	9,766	8.0 years
Distribution/customer relationships	5,817	5,797	6.5 years
Trade name/trademarks	4,199	4,228	7.9 years
Licensing, employment and non-competition agreements	391	426	3.0 years
	41,572	41,616	7.7 years
Less: accumulated amortization	(36,115)	(30,883)
Total intangible assets, net	$5,457	$10,733

Estimated future amortization expense is as follows (in thousands):

2012	$4,743
2013	642
2014	30
2015	6
2016	6
Thereafter	30
$5,457

NOTE 8—ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	December 31,
	2011	2010

Compensation	$16,751	$19,236
Proposed settlement of private securities class actions	74,000	—
Insurance dispute reserve	9,627	9,830
Other	12,208	11,131
	$112,586	$40,197

NOTE 9—COMMITMENTS

The Company leases certain facilities and equipment under operating leases. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for 2011, 2010 and 2009 was $6.9 million, $6.4 million and $6.1 million, respectively.

The Company provides contributions to foundations that promote and support education and research initiatives.

In the ordinary course of business, the Company enters into agreements to purchase materials in the future that are enforceable, legally binding and specify terms with fixed or minimum quantities to be purchased and the approximate timing of payments.

The Company advances legal fees as required pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company.  During the year ended December 31, 2011, the Company advanced $6.4 million and has recorded additional liabilities for $1.3 million at December 31, 2011 under these indemnity agreements.  We expect to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

At December 31, 2011, total future minimum commitments were as follows (in thousands):

	Minimum Lease Payments	Educational Grants	Total
2012	$4,456	$50	$4,506
2013	4,653	50	4,703
2014	4,247	—	4,247
2015	3,889	—	3,889
2016	3,680	—	3,680
Thereafter	15,347	—	15,347
	$36,272	$100	$36,372

Warranties

The Company guarantees its disposable medical devices for materials, function and workmanship for a single usage. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The Company periodically evaluates and adjusts the warranty reserve to the extent actual warranty expense varies from the original estimates.

NOTE 10—LITIGATION AND CONTINGENCIES

In addition to the matters specifically described below, the Company is involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on the Company’s business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

The Company records reserves for claims and lawsuits when the likelihood of a loss is probable and reasonably estimable. Except as otherwise specifically noted, the Company currently cannot determine the ultimate resolution of or the amount of monetary damages sought as relief in the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, the Company has not recognized any potential liability that may result from these matters in its consolidated financial statements.   The resolution of these matters could have a material adverse effect on the Company’s earnings, liquidity and financial condition.

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

Private Securities Class Action

In 2008, two putative securities class actions were filed in Federal court against the Company and certain of its former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding the Company’s internal controls, business, and financial results. On October 28, 2008, and thereafter, the two putative securities class actions and the federal shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

Proposed Settlement of Private Securities Actions

The Company reached an agreement to settle the private securities class action suits consolidated into the action titled In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.   The settlement is subject to Court approval.

The settlement would settle all claims arising from the purchase or sale of ArthroCare securities of a class of all purchasers of ArthroCare common stock and call options, and sellers of put options on ArthroCare common stock between December 11, 2007 and February 18, 2009, inclusive (the Class), except those members of the Class who opt out, for a payment of $74 million to a settlement fund to be created for the settlement.  Counsel for the plaintiff will apply for an award of attorneys’ fees and reimbursement of expenses from the settlement fund.   On February 10, 2012, the Court entered an order of preliminary approval of the settlement, ordered that Notice be sent to all class members, and set a fairness hearing for final approval of the settlement on May 25, 2012.”

Shareholder Derivative Actions

In 2008 and 2009 three derivative actions were filed in Federal court against the Company and its then-current directors alleging breach of fiduciary duty based on the Company’s alleged improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. These federal derivative actions were consolidated with the two securities class actions described above and designated In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

In 2008 and 2009 three derivative actions were filed in Texas State District Court against the Company, and its then current directors and certain of its current and former officers.  In these actions, certain of the Company’s shareholders alleged derivative claims on behalf of the Company that its directors and officers breached their fiduciary duties to shareholders by allowing improper financial reporting, failing to maintain adequate financial controls over revenue recognition, disseminating false financial statements, abuse of control, gross mismanagement, waste of corporate assets, and engaging in insider trading. On March 18, 2009, these three state shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-08-3484 (consolidated), Travis County District Court.

Settlement of Federal and State Derivative Actions

On December 8, 2011, the U.S. District Court for the Western District of Texas granted final approval to the settlement of the Federal Court and State Court derivative actions that were pending against ArthroCare’s directors and officers.  Under the terms of the settlement, our director and officer insurers collectively paid us $8.0 million, on behalf of the individuals named as defendants in the Federal Court and State Court derivative actions, to settle the State and Federal Derivative actions. The lawyers for the plaintiffs were awarded legal fees and costs from the Federal Court in an amount of $2.25 million. Under a related settlement, the directors’ and officers’ insurers paid the Company an additional $2.0 million for a broad mutual release by us and the insurers of any further rights or obligations under the directors’ and officers’ liability insurance policies. The settlement also contained certain mutually acceptable governance changes and the release by the individual officers and directors and former officers and directors who were parties to the derivative actions,  of our directors’ and officers’ liability insurance carriers from any further rights or obligations under the applicable directors’ and officers’ liability insurance policies. On December 15, 2011, a dismissal with prejudice of the State derivative action was entered pursuant to the Settlement.  Net proceeds from this settlement reduced 2011 investigation and restatement expenses.

NOTE 11—SERIES A 3.00% REEDEMABLE CONVERTIBLE PREFERRED STOCK

On September 1, 2009, the Company issued and sold 75,000 shares of the Company’s Series A 3 Percent Redeemable Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), for an aggregate purchase price of $75.0 million (the “Equity Financing”) pursuant to the Securities Purchase Agreement dated August 14, 2009, by and between the Company and OEP AC Holdings, LLC (“OEP”).

Cumulative dividends on the Series A Preferred Stock are payable-in-kind on a quarterly basis at the rate per annum of 3 percent of the liquidation preference of $1,000 per share (the “Liquidation Preference”) until October 1, 2014, (the “Dividend Duration Period”). As of December 31, 2011, 2010 and 2009, dividends of $5.5 million, $3.1 million and $0.8 million were accrued, respectively.

The holders of the Series A Preferred Stock may convert their shares at any time, in whole or in part, at a rate of 66.667 shares of the Company’s Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary anti-dilution adjustments (the “Conversion Rate”), representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received shall be increased for a make-whole adjustment equal to the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by the Conversion Rate (the “Make-Whole Adjustment”).  As of December 31, 2011, none of the shares of Series A Preferred Stock have been converted into Common Stock.

The Company may, at any time, cause an automatic conversion of all outstanding shares of Series A Preferred Stock upon no less than 10 days prior notice if the closing sales price of the Common Stock equals or exceeds $35.00 per share (subject to adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for the prior 20 consecutive trading days, the Company is current on its reporting requirements with the SEC, the Company has an effective resale registration statement and related prospectus that permits the Common Stock issued upon such automatic conversion to be immediately resold thereunder, and the current DOJ investigations of the Company by the U.S. Attorney’s offices in Florida and North Carolina have been terminated, settled or adjudicated.

No conversion of Series A Preferred Stock will be permitted to the extent that any holder of Series A Preferred Stock would individually hold in excess of 19.99 percent of the Company’s voting power after the proposed conversion, or to the extent that the holders of Series A Preferred Stock would hold in excess of 17.8 percent of the Company’s voting power in the aggregate, in each case solely attributable to their holdings of Series A Preferred Stock and any Common Stock received upon conversion thereof (such limitations collectively, the “Conversion Cap”). Shares of Series A Preferred Stock not convertible as a result of the Conversion Cap shall remain outstanding and shall become convertible to the extent the Conversion Cap no longer applies.

At any time after September 1, 2014, or in connection with a change in control of the Company, holders of the Series A Preferred Stock may require the Company to redeem any or all outstanding shares of Series A Preferred Stock at the Liquidation Preference amount plus any applicable Make-Whole Adjustment. The Series A Preferred Stock has a maximum redemption value of $87.1 million.

The Series A Preferred Stock will rank subordinate and junior in right of payments to all indebtedness of the Company. Holders of the Series A Preferred Stock will vote with the Common Stock on an as-converted basis, including any applicable Make-Whole Adjustment. However, no holder of the Series A Preferred Stock shall be permitted to vote more than an equivalent of 19.99 percent of the Company’s outstanding voting securities solely attributable to its ownership of the Series A Preferred Stock and any Common Stock received upon conversion thereof. Holders of a majority of the Series A Preferred Stock then outstanding, voting as a separate class, must approve any amendment to the Company’s articles of incorporation or bylaws that would adversely affect the rights of the holders of the Series A Preferred Stock.

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

Gross proceeds from the sale of the Series A Preferred Stock were reduced by direct issuance cost of $5.6 million, including the amount used to pay the expenses of the investor, and will be accreted over a five year period using the effective interest rate method. Total accretion charges for the periods ended December 31, 2011, 2010 and 2009 were $1.0 million, $1.0 million and $0.3 million and were recorded as a dividend.

Pursuant to the Registration Rights Agreement between us and the holders of our Series A Preferred Stock, the Company was required to file a registration statement on Form S-1 prior to September 1, 2010, to register the resale of the Common Stock underlying the Series A Preferred Stock.  The Company filed a registration statement on Form S-1 on May 13, 2010, a notice of effectiveness on August 8, 2010, and a Post Effective Amendment on December 6, 2010, to convert the registration statement on Form S-1 to a registration statement on Form S-3.  Accordingly, as of December 31, 2011, the Company was in compliance with its registration statement obligations contained in the Registration Rights Agreement.

NOTE 12 — STOCKHOLDERS EQUITY

Treasury Stock

In 2011, 2010 and 2009, the Company issued 28,565 shares from treasury valued at $0.9 million, 30,500 shares valued at $0.9 million, 81,524 shares valued at $0.9 million, respectively, in order to fulfill the Company’s obligations to match employees’ 401(k) contributions with shares of Company stock.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, or ESPP.  Under the ESPP plan, regular full-time employees (subject to certain exceptions) may contribute up to 10 percent of base compensation to the semi-annual purchase of shares of the Company’s common stock at 95 percent of the fair market value at certain plan-defined dates.  The Company reserved a total of 450,000 shares of common stock for issuance under the ESPP and as of December 31, 2011, 43,182 shares remained available for future purchases under the ESPP.

Stock Option Plans

In August 1999, the Company adopted the Non-statutory Option Plan (“1999 Plan”) which expired in 2009.  Awards that were granted prior to the expiration of the 1999 Plan will continue to operate in accordance with the terms of the 1999 Plan.

In May 2003, the Company adopted the 2003 Incentive Stock Plan (“2003 Plan”) under which the Board of Directors is authorized to grant incentive and non-statutory stock option awards and restricted stock awards to employees and consultants. The 2003 Plan has been amended with approval of the Company’s stockholders to increase the number of shares available for issuance to a total of 5,900,000 shares.  As of December 31, 2011, the Company had 3,051,968 shares available for future grant under the 2003 Plan.

Options granted under the 1999 Plan and the 2003 Plan generally become exercisable over a 48-month period and restricted stock awards generally become exercisable over a three to five year period. Effective February 2005, all options and awards granted under each of the Company’s plans have a legal life of seven years, prior to that, options granted had a legal life of ten years from the grant date.  The Company has historically issued new shares upon exercises of stock options and vesting of restricted stock.

The 1999 Plan and the 2003 Plan authorize the Company to issue Stock Appreciation Rights (“SARs”) to directors, employees and consultants of the Company. SARs granted under the plans have an expiration term of seven years and generally become exercisable over a 48-month period.

Activity for all stock based compensation plans for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Stock Options Outstanding		Restricted Stock Awards Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value

Balance as of December 31, 2008	2,837,685	$28.90	299,392	$44.10
Granted	1,153,462	$23.50	177,619	$23.50
Exercised/vested	(22,234)	$20.38	(52,677)	$39.88
Canceled/forfeited	(1,110,135)	$28.04	(62,301)	$44.43

Balance as of December 31, 2009	2,858,778	$27.12	362,033	$34.55
Granted	102,100	$27.38	79,708	$28.24
Exercised/vested	(115,254)	$17.96	(87,670)	$32.35
Canceled/forfeited	(245,192)	$30.30	(27,596)	$44.78

Balance as of December 31, 2010	2,600,432	$27.24	326,475	$32.74
Granted	264,232	$32.96	219,031	$33.35
Exercised/released	(423,597)	$22.44	(62,578)	$32.38
Canceled/forfeited	(309,848)	$34.27	(82,435)	$34.03
Balance as of December 31, 2011	2,131,219	$27.89	400,493	$32.86

Net cash proceeds from the exercise of stock options were $7.4 million, $1.9 million, and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The total intrinsic value for exercised options was $4.0 million, $1.2 million and $0.1 million for 2011, 2010 and 2009.

As of December 31, 2011, there was $7.6 million of unrecognized compensation expense related to unvested stock option awards granted under the Company’s stock plans. That unrecognized cost is expected to be recognized over a weighted average period of 2.3 years.  At December 31, 2011, the aggregate intrinsic value associated with exercisable options and options expected to vest was $12.9 million with a weighted average remaining contractual term of 3.5 years.

During the year ended December 31, 2011, the Company issued 219,031 shares of restricted common stock, which were valued at $5.8 million when reduced by estimated forfeitures. These awards vest over a period of three to five years. At December 31, 2011 there were 16,006 exercisable restricted stock shares with a weighted average exercise price of $29.50 and the aggregate intrinsic value associated with these options was $0.5 million. At December 31, 2011, there was total unrecognized compensation expense of $8.9 million, net of estimated forfeitures, related to unvested restricted stock awards and units. That unrecognized cost is expected to be recognized over a weighted average period of 2.7 years. At December 31, 2011, the aggregate intrinsic value associated with the vested restricted stock awards and awards expected to vest was $11.2 million with a weighted average remaining contractual term of 1.5 years.

Stock option awards outstanding and currently exercisable by exercise price for all plans at December 31, 2011 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price

$9.84 - $22.46	278,138	1.10	$14.57	278,138	$14.57
$22.60 - $22.77	967	2.19	$22.74	967	$22.74
$23.50 - $23.50	857,784	4.86	$23.50	538,218	$23.50
$24.38 - $31.49	268,757	3.36	$27.23	194,634	$27.02
$31.50 - $35.71	302,184	4.53	$33.80	126,902	$34.28
$36.08 - $42.67	270,307	2.01	$39.50	270,139	$39.50
$43.51 - $52.80	152,082	2.08	$45.61	148,950	$45.66
$54.15 - $54.15	1,000	2.73	$54.15	1,000	$54.15

Total	2,131,219	3.57	$27.89	1,558,948	$28.13

Valuation and Expense Information

The following table summarizes the reporting of total stock based compensation expense resulting from employee stock options, including stock appreciation rights, and restricted stock awards for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009

Cost of product sales	$1,524	$1,401	$1,079
Research and development	850	849	671
Sales and marketing	1,828	2,282	2,403
General and administrative	2,024	3,469	2,404
Stock based compensation expense before income taxes	6,226	8,001	6,557
Income tax benefit	1,690	2,360	2,227
Total stock-based compensation expense, net of income taxes	$4,536	$5,641	$4,330

The weighted average fair value of each option granted to employees during the years ended December 31, 2011, 2010 and 2009 were estimated at $15.70, $12.76 and $10.73, respectively. The fair value of each stock option was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Expected term (in years)	4.3	4.4	4.2
Expected volatility	58%	56%	56%
Risk-free interest rate	1.7%	1.7%	1.9%
Expected dividends	—	—	—

Stock-based compensation expense recognized has been reduced for estimated forfeitures at a rate of 5.9 percent based on the Company’s historical experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NOTE 13—LOAN RECEIVABLE

The Company loaned $2.5 million to a sterilization subcontractor with proceeds used to construct the subcontractor’s Costa Rican sterilization facility. The loan, which was recorded in other assets in the accompanying consolidated balance sheet, bears interest at a fixed rate of 7.0 percent and calls for repayment during the period of 2010 through 2015. The loan was secured by all of the subcontractor’s assets in Costa Rica.  On April 7, 2011, the loan balance and accrued interest were repaid in full.  The balance of the loan receivable, including accrued interest, at December 31, 2010 was $2.5 million.

NOTE 14—EXIT COSTS

The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas with the intent to relocate the activities currently conducted at its Sunnyvale, California facility.  The Company incurred $8.3 million of exit costs including $4.6 million of employee related costs and $3.7 million of contract termination and other costs in conjunction with this relocation and is reporting these costs as incurred in “exit costs” in its condensed consolidated statements of operations.  The Company has completed the relocation of its Sunnyvale, California activities and the final employee related cost are expected to be paid by the second quarter of 2012.

The following summarizes the accrued and paid exit costs during the year ended December 31, 2011 (in thousands):

	(Dollars in thousands)
	Year Ended December 31, 2011
	Accrued			Accrued
	Exit Cost			Exit Cost
	Balance at			Balance at
	January 1, 2011	Cost Incurred	Payments	December 31, 2011
Employee-related	$—	$4,559	$3,142	$1,417
Contract termination and other	—	3,741	1,370	2,371
	$—	$8,300	$4,512	$3,788

In 2011, the Company reported in aggregate $3.8 million of costs related to the relocation of our Sunnyvale, California activities to Austin, Texas that did not meet the definition of exit costs.  This included costs of product sales of $0.4 million, research and development costs of $1.4 million; sales and marketing costs of $0.5 million; and, general and administrative costs of $1.5 million.  These expenses include accelerated amortization of leasehold improvements related to facilities that ceased to be used upon completion of the relocation; personnel recruiting and training expense; and, duplicative rent and employee cost, offset by forfeited stock compensation.

NOTE 15—INCOME TAXES

The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Domestic	$(43,518)	$29,433	$(2,949)
Foreign	26,720	20,973	790

Total	$(16,798)	$50,406	$(2,159)

The amounts identified above exclude income (loss) from discontinued operations before income taxes of $3.1 million, ($0.6 million) and ($0.7 million) for 2011, 2010 and 2009, respectively.

The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009

Current:
Federal	$2,938	$7,801	$845
State	848	1,221	205
Foreign	518	981	748
Total current	4,304	10,003	1,798
Deferred:
Federal	(15,516)	3,088	2,033
State	(2,167)	(8)	(485)
Foreign	(606)	(195)	(209)
Total deferred	(18,289)	2,885	1,339
Total income tax provision (benefit)	$(13,985)	$12,888	$3,137

The amounts in the table above exclude the income tax provision (benefit) from discontinued operations.  These amounts are $1.2 million, ($0.2 million), and ($0.3 million) for 2011, 2010 and 2009, respectively.

The income tax provision (benefit) differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Tax at federal statutory rate	$(5,879)	$17,642	$(756)
State income taxes	(1,304)	890	(70)
Differences in foreign tax rates	(7,759)	(6,555)	289
Research and development credits	(1,608)	(1,276)	(940)
Stock-based compensation	442	693	330
Nondeductible expenses	288	324	391
Accruals for intercompany payments	1,889	1,814	3,867
Other	(54)	(644)	26
Total income tax provision (benefit)	$(13,985)	$12,888	$3,137

The Company’s tax expense for the periods 2009 through 2011 was significantly reduced due to a tax holiday for its Costa Rica manufacturing operations. Under its holiday, the Company will not be subject to Costa Rican income tax until January 2016. At that time, the Company will become subject to the normal Costa Rican corporate taxes, which are currently 30 percent.  Without the Costa Rican tax holiday, the increase in income tax expense and the reduction to earnings per share would have been $3.0 million / $0.11 for 2011 and $2.7 million / $0.10 for both 2010 and 2009.

In 2009, the Company adjusted its accrued inter-company payments for all open years as a result of the issuance of new U.S. cost sharing regulations.  As a result of the realization of changes to the payment amounts, approximately $1.9 million of the income tax reserve was reversed in 2009.  The impact of this change resulted in approximately $3.5 million of the additional income tax expense during first quarter of 2009, which is reflected in the above statutory rate analysis.

	December 31,
	2011	2010

Federal loss carryover	$8,945	$10,284
Federal research and development credit carryover	6,361	7,711
State research and development credit carryover	9,701	8,972
Foreign loss carryover	777	—

The Company’s federal net operating loss carryforwards will expire during the period 2020 through 2024 if not utilized.  The foreign losses are not subject to expiration.  The Company’s federal research and development credit carryforwards will expire during the period 2020 through 2031. The state research and development credits are not subject to expiration.

Under U.S. tax law, certain changes in the Company’s ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits that could be utilized to offset future tax liabilities. At December 31, 2011, all of the Company’s federal net operating loss carryforwards of approximately $8.9 million are subject to an annual utilization limit of approximately $0.9 million pursuant to IRC Section 382.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010

Deferred tax assets:
Net operating loss carryovers	$3,348	$3,600
R&D and other tax credits, net of reserves	12,667	12,943
Allowances and reserves	35,150	8,794
Deferred revenue	4,500	14,130
Alternative Minimum Tax credit	948	822
Stock-based compensation	6,607	6,022
Other	820	454

Gross deferred tax assets	64,040	46,765
Valuation allowance	—	—
Subtotal	64,040	46,765

Deferred tax liabilities:
Property and Equipment	(4,023)	(3,107)
Non-goodwill intangibles	(1,265)	(3,191)
Other	—	(149)

Gross deferred tax liabilities	(5,288)	(6,447)

Net deferred tax assets	$58,752	$40,318

Income tax benefits resulting from employee stock compensation of $0.1 million, $1.2 million, and $1.4 million, were credited to additional paid-in capital for the years ended December 31, 2011, 2010 and 2009, respectively.  Additionally, in 2010, the Company made an adjustment to reduce additional paid-in capital by $3.2 million to reflect the impact of amending and filing of prior year returns for 2006 through 2009.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were approximately $50 million as of December 31, 2011. The tax impact resulting from a distribution of these earnings would be approximately $19 million.

The Company’s change in uncertain tax benefit reserves during 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009

Balance at January 1	$16,478	$7,078	$8,490
Additions for tax positions of current period	2,232	2,252	652
Additions for tax positions of prior years		7,384	—
Decreases for tax positions of prior years	(109)	(236)	(2,064)

Balance at December 31	$18,601	$16,478	$7,078

As of December 31, 2011, the Company has accrued approximately $18.6 million related to uncertain tax positions. Should the tax positions prove successful, the Company’s tax expense would be reduced by $17.4 million (net of federal benefit). $13.5 million of the uncertain tax position reserves is included in noncurrent liabilities, and the remaining $3.9 million has reduced the research and development carryovers that are included in the deferred tax assets.  The Company has recorded $0.2 million of interest and penalties for its uncertain tax positions in 2011.

In 2010, the Company amended or filed its U.S. income tax returns for its 2006, 2007, 2008 and 2009 tax years.  The Company’s tax filings were based on its historical intercompany cost sharing and transfer pricing policies whereas the tax liability accrued in prior years was based on certain possible modifications to these policies.  The excess income tax payable over the amount reported in the Company’s income tax returns of approximately $7.4 million has been recorded as an addition for tax positions of prior years during 2010 as reflected in the above table.

In 2010, the Company was notified by the IRS of its intention to examine the 2006 federal income tax return and this examination was extended to include the 2007, 2008 and 2009 federal tax returns. No adjustments have yet been proposed.

The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2011 as a result of its net operating loss and credit carryover positions, and by the Texas State Comptroller for the years 2006 through 2011. As the Company has operations in most other U.S. states, other state tax authorities may conduct audits related to prior year activities; however, the years open to assessment vary with each state. The Company also files income tax returns for non-U.S. jurisdictions; the most significant of which are the UK, Sweden, Germany and Australia. The years open to adjustment for the UK and Germany are 2006 through 2011. The years open to adjustment for Sweden and Australia are 2008 through 2011.

NOTE 16—EMPLOYEE BENEFIT PLAN

The Company maintains a Retirement Savings and Investment Plan (“401(k) Plan”), which covers all U.S.-based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions in stock on behalf of the participants in the 401(k) Plan. The Company matched up to $2,500 in Company stock annually in 2011, 2010 and 2009. The Company matched approximately $0.9 million of employee contributions to the 401(k) Plan in each of the years ended December 31, 2011, 2010 and 2009.

NOTE 17—FAIR VALUE MEASUREMENTS

The Company had no assets or liabilities that were measured at fair value on a non-recurring basis. The estimated fair value of the Company’s loan receivable approximate the carrying value presented in its consolidated balance sheet based on discounting the expected future cash flows using current market rates as of December 31, 2010.

NOTE 18 - SEGMENT INFORMATION

Our business consists of one operating and reporting segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures.  The development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company.  We organize and manage our sales and marketing functions according to both the surgical procedure that typical employs our products and geography.  Most of the Company’s products are used in Sports Medicine or ENT procedures.

Product sales by product area for the periods shown were as follows (in thousands):

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Americas	International	Total Product Sales	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$149,010	$79,337	$228,347	$160,859	$71,120	$231,979	$147,169	$62,533	$209,702
ENT	81,810	18,429	100,239	79,019	15,270	94,289	72,375	13,299	85,674
Other	2,785	6,948	9,733	4,122	8,367	12,489	5,231	7,886	13,117
Total Product Sales	$233,605	$104,714	$338,319	$244,000	$94,757	$338,757	$224,775	$83,718	$308,493

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

United States	$221,988	$226,383	$212,766
Non-United States (1)	116,331	112,374	95,727
Total product sales	$338,319	$338,757	$308,493

(1)    No additional locations are individually significant.

Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	December 31,
	2011	2010

United States	$117,527	$126,587
Other	44,445	48,930
Total long-lived assets	$161,972	$175,517

NOTE 19 — QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables present certain unaudited condensed consolidated quarterly financial information for each quarter in the years ended December 31, 2011 and 2010.  In the Company’s opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented (in thousands, except per share data).

In the 3rd quarter of 2011, the Company reclassified advances of legal fees paid pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company to investigation and restatement related costs that had previously been reported as general and administrative expenses.  The reclassifications had no effect on total operating expenses or income from operations.  Indemnification costs advanced, net of insurance recoveries, and reclassified from general and administrative costs to investigation and restatement related cost for the first two quarters of 2011 were $1.0 million and $1.7 million, respectively, and for the four quarters in 2010 were $1.3 million, $0.4 million, ($0.4) million, and $1.7, respectively.  Indemnification costs for the last two quarters of 2011 were $2.6 million and $1.0 million, respectively.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues:
Product sales	$83,507	$86,925	$79,432	$88,455
Royalties, fees and other	4,425	4,349	3,835	3,957
Total revenues	87,932	91,274	83,267	92,412

Cost of product sales	24,744	25,897	25,529	27,144
Gross profit	63,188	65,377	57,738	65,268

Operating expenses:
Research and development	6,810	6,613	8,037	7,472
Sales and marketing	28,098	27,274	25,752	27,497
General and administrative	8,180	8,713	9,479	8,697
Amortization of intangible assets	1,311	1,323	1,338	1,319
Exit costs	—	2,490	2,814	2,996
Investigation and restatement- related costs	2,212	3,970	5,963	68,680
Total operating expenses	46,611	50,383	53,383	116,661

Income (loss) from operations	16,577	14,994	4,355	(51,393)
Interest and other income (expense), net	490	(123)	(1,028)	(670)
Income (loss) from continuing operations before before income taxes	17,067	14,871	3,327	(52,063)

Income tax provision (benefit)	4,608	4,171	898	(23,662)

Net income (loss) from continuing operations	12,459	10,700	2,429	(28,401)

Income from discontinued operations, net of taxes	311	1,600	—	—

Net income (loss)	12,770	12,300	2,429	(28,401)

Accrued dividend, beneficial conversion feature and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(840)	(849)	(857)	(870)

Net income (loss) attributable to common stockholders	$11,930	$11,451	$1,572	$(29,271)

Weighted-average shares outstanding:
Basic	27,168	27,338	27,466	27,525
Diluted	27,586	27,789	27,855	27,525

Earnings (loss) per share from continuing operations applicable to common stockholders:
Basic	$0.36	$0.30	$0.05	$(1.06)
Diluted	$0.36	$0.29	$0.05	$(1.06)

Earnings (loss) per share applicable to common stockholders:
Basic	$0.35	$0.35	$0.05	$(1.06)
Diluted	$0.35	$0.34	$0.05	$(1.06)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues:
Product sales	$85,165	$83,066	$82,917	$87,609
Royalties, fees and other	3,949	4,113	3,536	5,024
Total revenues	89,114	87,179	86,453	92,633

Cost of product sales	26,579	28,358	28,632	27,182
Gross profit	62,535	58,821	57,821	65,451

Operating expenses:
Research and development	8,879	8,414	9,244	9,309
Sales and marketing	26,855	26,887	26,156	27,954
General and administrative	7,649	8,676	9,723	9,485
Amortization of intangible assets	1,315	1,302	1,315	1,305
Investigation and restatement- related costs	2,385	959	(99)	2,644
Total operating expenses	47,083	46,238	46,339	50,697

Income from operations	15,452	12,583	11,482	14,754
Interest and other income (expense), net	(3,061)	(1,164)	1,227	(866)
Income from continuing operations before income taxes	12,391	11,419	12,709	13,888

Income tax provision	3,314	3,134	3,536	2,904
Net income from continuing operations	9,077	8,285	9,173	10,984

Income (loss) from discontinued operations, net of taxes	(250)	(203)	85	(66)

Net income	8,827	8,082	9,258	10,918

Accrued dividend, beneficial conversion feature and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(802)	(812)	(820)	(830)
Net income attributable to common stockholders	$8,025	$7,270	$8,438	$10,088

Weighted-average shares outstanding:
Basic	26,922	26,976	27,017	27,059
Diluted	27,221	27,352	27,323	27,446

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.25	$0.23	$0.25	$0.31
Diluted	$0.25	$0.22	$0.25	$0.30

Earnings per share applicable to common stockholders:
Basic	$0.25	$0.22	$0.26	$0.31
Diluted	$0.24	$0.22	$0.25	$0.30

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

Information below is in thousands:

	Year Ended December 31,
	2011	2010	2009

Cash paid for interest	$—	$—	$2,312
Cash paid for income taxes	4,369	1,802	—
Non cash Series A Preferred Stock beneficial conversion feature and accretion charges	3,416	3,264	28,045

Note 21-Related Party Transaction

A member of the Company’s senior management has a family relationship with a member of the board of directors of Wright Medical Group, Inc. (“Wright”).  The Company recognized product sales to Wright of approximately $2.2 million, $0, and $0 during the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, the Company’s receivable balance due from Wright was approximately $2.2 million and $0, respectively.

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

Pursuant to this evaluation, our CEO and CFO concluded that, as of December 31, 2011, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

During the most recent fiscal year, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control—Integrated Framework.”  As a result of that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Report on Form 10-K for the year ended December 31, 2011, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011which report is set forth in Part II, Item 8 of this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 16, 2012 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act of 1934 in connection with our annual meeting of stockholders scheduled to be held May 16, 2012 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 16, 2012 and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2011 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (1)	2,242,122	27.40	3,051,968
Equity compensation plans not approved by security holders (2)	332,775	31.04	—
Total	2,574,897	27.89	3,051,968

(1) Includes 43,182 shares remaining available for future issuance under the Company’s Employee Stock Purchase Plan.

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

All additional information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 16, 2012 and is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our annual meeting of stockholders scheduled to be held May 16, 2012 and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1).  Documents filed as part of this annual report.

•                  Consolidated Balance Sheets at December 31, 2011 and 2010

•                  Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

•                  Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

10.8	*	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Company’s Statement on Form S-8 filed on August 8, 2000).
10.9	*	Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 23, 2010.

10.10	*

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

10.17	†

Settlement and License Agreement between the Company, ArthroCare Corporation Cayman Islands, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.18	†

Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2005).

10.19		Lease Agreement between Lantana Office Properties I, L.P. and the Company (Incorporated herein by reference to Exhibit 10.57 to the Company’s Quarterly Report on 10-Q filed on June 30, 2006).
10.20	†

Settlement and License Agreement between the Company, ArthroCare Corporation Cayman Islands and MarcTec, LLC effective January 3, 2007 (Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed February 27, 2007).

10.21	*

Form of “Amended VP Continuity Agreement” between ArthroCare Corporation and it’s Vice Presidents (Incorporated herein by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed on April 5, 2007).

10.22	*

Form of “Amended Senior VP Continuity Agreement” between ArthroCare Corporation and it’s Senior Vice Presidents (Incorporated herein by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed on April 5, 2007).

10.23

Amendment dated September 20, 2007 to Supply and Distribution Agreement between the Company ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on November 18, 2009).

10.24	†

Stock Purchase Agreement, dated as of December 31, 2007, by and between ArthroCare Corporation and DiscoCare, Inc. (Incorporated herein by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed on February 29, 2008).

10.25		2008 Executive Officer Bonus Plan (Incorporated herein by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on February 28, 2008).
10.26	†

Pricing and Delivery Amendment dated June 16, 2008 to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on November 18, 2009)

10.27	†

Amendment dated June 16, 2008 for Development and Supply of S&N Branded Probes and Controllers to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on November 18, 2009)

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

10.30	*

Employment Agreement between ArthroCare Corporation and David Fitzgerald, effective March 30, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2009).

10.31	*

Employment Agreement between ArthroCare Corporation and Todd Newton, effective April 2, 2009 (Incorporated herein by reference to Exhibit 10.75 to the Company’s Current Report on Form 8-K filed on April 3, 2009).

10.32	*	Restatement Bonus Plan adopted March 30, 2009 (Incorporated herein by reference to Exhibit 10.76 to the Company’s Current Report on Form 8-K filed on April 3, 2009).
10.33	*

Indemnification Agreement dated April 2, 2009 between ArthroCare Corporation and Todd Newton (Incorporated herein by reference to Exhibit 10.77 to the Company’s Current Report on Form 8-K filed on April 3, 2009).

10.34	†

Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC. (Incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on 10-K filed on November 18, 2009).

10.35	†

Disclosure Letter to Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC. (Incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on 10-K filed on November 18, 2009).

10.36

Registration Rights Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC. (Incorporated herein by reference to Exhibit 10.52 to the Company’s Annual Report on 10-K filed on November 18, 2009).

10.37

Letter Agreement dated September 1, 2009 between ArthroCare Corporation and OEP AC Holdings, LLC with regard to director seats for OEP representatives. (Incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on 10-K filed on November 18, 2009).

10.38

Third Amendment to Credit Agreement and Forbearance Agreement with respect to Credit Agreement between the Company, Bank of America, N.A., Wells Fargo Bank National Association, and certain other lenders dated January 13, 2006. (Incorporated herein by reference to Exhibit 10.54 to the Company’s Annual Report on 10-K filed on November 18, 2009).

10.39	*	2009 Executive Officer Bonus Plan dated December 9, 2009 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 14, 2009).
10.40	*	2010 Executive Officer Bonus Plan dated January 7, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on January 11, 2010).
10.41

Correction to Certificate of Designations of Series A 3.00% Convertible Preferred Stock (Incorporated herein by reference to Exhibit 99.2 to the Company’s current report on 8-K filed on August 2, 2010.)

10.42	*	2011 Executive Officer Bonus Plan dated March 23, 2011 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on March 24, 2011).
10.43

Office building lease for 7000 West at Lantana, Buildings 1 & 2 located at 7000 West William Cannon Drive, Austin, Texas (Incorporated herein by reference to Exhibit 10.43 to the Company’s Quarterly Report on form 10-Q filed on May 5, 2011).

10.44	*	2012 ArthroCare long Term Incentive Plan effective January 6, 2012, (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed on January 20, 2012).
10.45	*

2012 Grant Agreement for Performance Shares for Senior Executives under the ArthroCare Corporation Long Term Incentive Program and ArthroCare Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed on January 20, 2012).

10.46	*

Second Amendment to Employment Agreement between ArthroCare Corporation and Todd Newton, entered into January 20, 2012 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2012).

21.1	**	Subsidiaries of the Company.
23.1	**	Consent of PricewaterhouseCoopers, an Independent Registered Public Accounting Firm
31.1	**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	**	Forward-Looking Statements.
101		Interactive Data Files

†                                          Confidential treatment has been granted as to portions of this exhibit.

*                                         Management contract or compensatory plan or arrangement.

**                                  Filed herewith.

Financial Statement Schedule

The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2011, 2010 and 2009.  All other schedules called for by Form 10-K are omitted because they are not applicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

Schedule II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additional Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$2,173	$(37)	$(268)	$1,868
Product returns	272	245	(134)	383
Inventory reserves	10,359	1,556	(3,128)	8,787
Warranty reserves	529	1,162	(1,048)	643

Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$3,637	$(508)	$(956)	$2,173
Product returns	432	172	(332)	272
Inventory reserves	6,380	6,894	(2,915)	10,359
Warranty reserves	477	1,255	(1,203)	529

Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$2,973	$924	$(260)	$3,637
Product returns	1,028	2,223	(2,819)	432
Inventory reserves	7,769	888	(2,277)	6,380
Warranty reserves	429	1,890	(1,842)	477

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION a Delaware Corporation

	By:	/s/ DAVID FITZGERALD
David Fitzgerald
President and Chief Executive Officer

Date: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this Report below:

Signature	Title	Date

/s/ DAVID FITZGERALD	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2012
David Fitzgerald

/s/ TODD NEWTON	Senior Vice President Finance, Chief Financial Officer and Chief Operating Officer(Principal Financial and Accounting Officer)	February 16, 2012
Todd Newton

/s/ JAMES G. FOSTER	Director	February 16, 2012
James G. Foster

/s/ PETER L. WILSON	Director	February 16, 2012
Peter L. Wilson

/s/ TORD B. LENDAU	Director	February 16, 2012
Tord B. Lendau

/s/ BARBARA D. BOYAN	Director	February 16, 2012
Barbara D. Boyan

/s/ TERRENCE E. GEREMSKI	Director	February 16, 2012
Terrence E. Geremski

/s/ GREGORY A. BELINFANTI	Director	February 16, 2012
Gregory A. Belinfanti

/s/ CHRISTIAN P. AHRENS	Director	February 16, 2012
Christian P. Ahrens

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers, an Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Forward-Looking Statements.
101	Interactive Data Files

*                                         Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.