Form 10-Q
period 2012-03-31
ARTHROCARE CORP
filed 2012-05-02
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-27422

ArthroCare Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3180312
(State of incorporation)	(I.R.S. Employer Identification No.)

7000 W. William Cannon, Building One, Austin, Texas 78735

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2012, the number of outstanding shares of the Registrant’s Common Stock was 27,658,172.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended March 31, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

 (in thousands, except par value data)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$161,977	$219,605
Accounts receivable, net of allowances of $2,125 and $2,251 at March 31, 2012 and December 31, 2011, respectively	49,167	51,350
Inventories, net	37,372	35,761
Deferred tax assets	35,882	40,622
Prepaid expenses and other current assets	6,266	5,532
Total current assets	290,664	352,870

Property and equipment, net	34,706	35,769
Intangible assets, net	4,150	5,457
Goodwill	119,426	119,159
Deferred tax assets	18,172	18,159
Other assets	1,667	1,587
Total assets	$468,785	$533,001

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,940	$15,258
Accrued liabilities	33,979	112,586
Deferred revenue	854	742
Income tax payable	—	1,542
Total current liabilities	48,773	130,128

Deferred tax liabilities	31	29
Other non-current liabilities	19,651	18,922
Total liabilities	68,455	149,079

Commitments and contingencies (Notes 6 and 7)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares;
Issued and outstanding: 75 shares at March 31, 2012 and December 31, 2011; Redemption value: $87,089	78,063	77,184

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 31,615 and 31,523 shares
Outstanding: 27,647 and 27,562 shares at March 31, 2012 and December 31, 2011, respectively	28	28
Treasury stock: 3,961 shares at March 31, 2012 and 4,005 shares at December 31, 2011	(106,945)	(107,126)
Additional paid-in capital	403,458	400,580
Accumulated other comprehensive income	5,006	4,615
Retained earnings	20,720	8,641
Total stockholders’ equity	322,267	306,738
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$468,785	$533,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

 (in thousands, except per-share data)

	Three Months Ended March 31,
	2012	2011

Revenues:
Product sales	$88,375	$83,507
Royalties, fees and other	4,497	4,425
Total revenues	92,872	87,932

Cost of product sales	26,651	24,744

Gross profit	66,221	63,188
Operating expenses:
Research and development	7,594	6,810
Sales and marketing	30,200	28,098
General and administrative	8,488	8,180
Amortization of intangible assets	1,321	1,311
Exit costs	160	—
Investigation and restatement-related costs	1,093	2,212
Total operating expenses	48,856	46,611

Income from operations	17,365	16,577

Non-operating gains, net	386	490

Income from continuing operations before income taxes	17,751	17,067

Income tax provision	4,793	4,608

Net income from continuing operations	12,958	12,459

Income from discontinued operations, net of taxes	—	311

Net income	12,958	12,770

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(879)	(840)

Net income available to common stockholders	12,079	11,930

Other comprehensive income
Foreign currency translation adjustments	392	899

Total comprehensive income	$13,350	$13,669

Weighted average shares outstanding:
Basic	27,614	27,168
Diluted	27,987	27,586

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.36	$0.35
Diluted	$0.36	$0.35

Earnings per share applicable to common stockholders:
Basic	$0.36	$0.36
Diluted	$0.36	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$12,958	$12,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,318	5,499
Provisions for doubtful accounts receivable, product returns, and inventory valuation	1,609	251
Non-cash stock compensation expense	1,974	1,729
Deferred taxes	4,729	2,283
Other	1,017	(1,065)
Changes in operating assets and liabilities:
Changes in operating assets	(1,954)	602
Changes in operating liabilities	(81,133)	(6,836)
Net cash provided by (used in) operating activities	(55,482)	15,233

Cash flows from investing activities:
Purchases of property and equipment	(3,011)	(2,989)
Other	—	46
Net cash used in investing activities	(3,011)	(2,943)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	906	1,632
Net cash provided by financing activities	906	1,632

Effect of exchange rate changes on cash and cash equivalents	(41)	1,071

Net increase (decrease) in cash and cash equivalents	(57,628)	14,993
Cash and cash equivalents, beginning of period	219,605	132,536
Cash and cash equivalents, end of period	$161,977	$147,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2011 Annual Report on Form 10-K filed on February 16, 2012 (“2011 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2012 and December 31, 2011, and the results of its operations and cash flows for the three month periods ended March 31, 2012 and 2011.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

Significant Accounting Policies

The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the grant date fair value of all share-based payment awards made to employees, including employee stock options and restricted stock awards. The determination of fair value involves a number of significant estimates. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options that have service or performance conditions and the Company uses the Monte Carlo pricing model to estimate the fair value of options or awards that have market based conditions.  The inputs to both pricing models require a number of assumptions such as volatility, risk free interest rate and expected term.  As stock-based compensation expense is based on the number of options or awards expected to vest, the Company must make estimates regarding whether or not the performance and service conditions will be achieved.  These estimates are made at the time of grant and revised, if necessary, in subsequent periods which might result in a significant change in stock-based compensation expense in future periods.

There have been no other significant changes or updates to the Company’s significant accounting policies disclosed in its 2011 Form 10-K.

Recent Accounting Pronouncements

In the first quarter of 2012, the Company adopted the new requirements for the presentation of comprehensive income issued by the FASB in June 2011.

Reclassification of prior period presentation

In the third quarter of 2011, the Company reclassified advances of legal fees paid pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company to investigation and restatement related costs that had previously been reported as general and administrative expenses.  The reclassifications had no effect on total operating expenses or income from operations.  The amounts advanced, net of insurance recoveries, and reclassified from general and administrative expenses to investigation and restatement related costs for the three month period ending March 31, 2011 was $1.0 million.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 — DISCONTINUED OPERATIONS

In the fourth quarter of 2010, the Company determined that its non-Coblation spine products met the criteria under GAAP to be reported as discontinued operations and on June 30, 2011 completed the sale of its discontinued operations.  The Company’s non-Coblation spine products consisted of its Parallax and Contour product lines.  Revenues, income and income taxes related to discontinued operations for the three month period ended March 31, 2011 was as follows (in thousands):

Three Months Ended March 31,
2011
Revenue	$1,131
Income from discontinued operations before income taxes	501
Income tax provision	190
Income from discontinued operations, net of income taxes	311

NOTE 3 — COMPUTATION OF EARNINGS PER SHARE

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended
	March 31,
	2012	2011

Income from continuing operations allocated to common stockholders (net of $2,098 and $2,046 attributable to Series A Preferred Stock for the quarters ended March 31, 2012 and 2011, respectively)	$9,981	$9,573
Income from discontinued operations (net of $0 and $55 attributable to Series A Preferred Stock for the quarters ended March 31, 2012 and 2011, respectively)	—	256
Net income allocated to common stockholders (net of $2,098 and $2,101 of undistributed earnings to Series A Preferred Stock for the quarters ended March 31, 2012 and 2011, respectively)	$9,981	$9,829

Basic:
Weighted-average common shares outstanding	27,614	27,168
Earnings from continuing operations per share allocated to common stockholders	$0.36	$0.35
Earnings from discontinued operations per share allocated to common stockholders	—	0.01
Earnings per share allocated to common stockholders	$0.36	$0.36

Diluted:
Weighted-average shares outstanding used in basic calculation	27,614	27,168
Dilutive effect of options	120	109
Dilutive effect of unvested restricted stock	253	309
Weighted-average common stock and common stock equivalents	27,987	27,586
Earnings from continuing operations per share allocated to common stockholders	$0.36	$0.35
Earnings from discontinued operations per share allocated to common stockholders	—	0.01
Earnings per share allocated to common stockholders	$0.36	$0.36

Stock awards excluded from calculation as their effect would be anti-dilutive	1,061	1,029
Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 — INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	March 31,	December 31,
	2012	2011

Raw materials	$8,689	$9,146
Work-in-process	12,529	10,293
Finished goods	20,824	20,852
	42,042	40,291
Inventory valuation reserves	(4,670)	(4,530)
Inventories, net	$37,372	$35,761

NOTE 5 — ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	March 31, 2012	December 31, 2011

Compensation	$11,986	$16,751
Insurance dispute reserve	9,663	9,627
Proposed settlement of private securities class actions	—	74,000
Other	12,330	12,208
	$33,979	$112,586

NOTE 6 — COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $2.0 million and $1.5 million for the quarters ended March 31, 2012 and 2011, respectively.  There were no material changes from the Company’s lease obligations presented in its 2011 Form 10-K.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the quarter ended March 31, 2012 the Company advanced $1.5 million and as of March 31, 2012 has accrued $0.4 million under these indemnity agreements.  The Company expects to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

NOTE 7 — LITIGATION AND CONTINGENCIES

In addition to the matters specifically described below, the Company is involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on the Company’s business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The settlement would settle all claims arising from the purchase or sale of ArthroCare securities of a class of all purchasers of ArthroCare common stock and call options, and sellers of put options on ArthroCare common stock between December 11, 2007 and February 18, 2009, inclusive (the Class), except those members of the Class who opt out, for a payment of $74 million to a settlement fund to be created for the settlement.  Counsel for the plaintiff will apply for an award of attorneys’ fees and reimbursement of expenses from the settlement fund.  On February 10, 2012, the Court entered an order of preliminary approval of the settlement and ordered that Notice be sent to all class members.  Pursuant to the preliminary approval order, the Company paid the $74 million in settlement funds into the applicable settlement escrow account on February 23, 2012.  A fairness hearing for final approval of the settlement is scheduled for May 25, 2012.

False Claims Act Investigation

The Company received a Civil Investigative Demand from the DOJ, requesting information related to the marketing of its radio-frequency ablation devices, which could implicate the False Claims Act, 31 U.S.C. § 3729. The Company is cooperating fully with the investigation, although no assurances can be given regarding the duration of the investigation or whether proceedings will be instituted against the Company. Management intends to represent the Company’s interests vigorously in this matter. At this stage of the investigation, however, management cannot predict the ultimate outcome of the investigation or any potential liability the Company may incur.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 — LONG TERM INCENTIVE PROGRAM AWARDS

On January 6, 2012, the Company’s Board of Directors (the “Board”) approved a Long Term Incentive Program (the “LTIP”), which provides for shares of the Company’s Common Stock (the “Performance Shares”) to certain senior executives of the Company, under the Company’s Amended and Restated 2003 Incentive Stock Plan.

The Board also approved the participants, goals and award levels for the first performance period under the LTIP.  Under the 2012-2014 Performance Period, in aggregate the participants may earn up to a maximum of 600,000 shares of Common Stock pursuant to Performance Shares.  The final number of shares to be earned under the LTIP will be determined based upon the Company’s actual achievement compared to revenue, operating income and free cash flow goals, during the performance period, provided that the Company’s stock price is equal to or greater than $35 on December 31, 2014.  The number of earned shares, if any, will be determined on the date that the Company files its Form 10-K for the year ended December 31, 2014 (the “Determination Date”) and 50 percent of the earned Performance Shares vests on the thirtieth day following the Determination Date and 25 percent of the earned shares vests on each of the next two anniversaries of the Determination Date.

The fair value of each Performance Share was estimated to be $17.07 on the grant date using the Monte Carlo pricing model with the following assumptions:

Grant date price	$31.30
Performance term (in years)	2.98
Expected volatility	33.46%
Risk-free interest rate	0.40%
Expected dividends	—

No expense was recorded for the period ended March 31, 2012 related to the LTIP awards. LTIP awards are excluded from earning per share calculations (see Note 3 — Earnings Per Share) until all performance and market conditions are satisfied.

NOTE 9 —EXIT COSTS

The Company completed the consolidation of its Sunnyvale, California activities to Austin, Texas in the fourth quarter of 2011.  Exit costs in the current period primarily relates to the ongoing lease of office space that is no longer being utilized as a result of the consolidation.

The following table summarizes the accrued and paid exit costs during the quarter ended March 31, 2012 (in thousands):

	Three Months Ended March 31, 2012
	Accrued			Accrued
	Exit Cost			Exit Cost
	Balance at			Balance at
	January 1, 2012	Cost Incurred	Payments	March 31, 2012
Employee-related	$1,417	$29	$1,397	$49
Contract termination and other	2,371	131	225	2,277
	$3,788	$160	$1,622	$2,326

NOTE 10 — SEGMENT INFORMATION

Our business consists of one operating and reportable segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures.  The development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company.  We organize and manage our sales and marketing functions according to both the surgical procedure that typically employs our products and geography.  Most of the Company’s products are used in Sports Medicine or ENT procedures.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product sales by product area for the periods shown were as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$39,028	$20,282	$59,310	$37,381	$19,328	$56,709
ENT	21,776	5,394	27,170	20,037	4,267	24,304
Other	590	1,305	1,895	685	1,809	2,494
Total product sales	$61,394	$26,981	$88,375	$58,103	$25,404	$83,507

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Product sales attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

United States	$58,807	$55,285
Non-United States (1)	29,568	28,222
Total product sales	$88,375	$83,507

(1) No additional countries have product sales greater then 10%. of total product sales

Long-lived assets, net by geography at the balance sheet dates shown were as follows (in thousands):

	March 31, 2012	December 31, 2011

United States	$115,575	$117,527
Other	44,374	44,445
Total long-lived assets	$159,949	$161,972

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

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business consists of one operating and reportable segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures.  The product development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company.  We organize and manage our sales and marketing functions according to both the surgical procedure that typically employs our products and geography.  Most of the Company’s products are used in Sports Medicine or ENT procedures.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our employed sales representatives, independent sales agents and distributors.  Product sales increased 5.8 percent in the first quarter of 2012 compared to the same period in 2011.  We anticipate that disposable surgical device sales and implant sales will remain key components of our product sales for the foreseeable future.

We contract manufacture disposable surgical devices and implants based on our technologies for other medical device companies which is included in product sales.  Product sales from contract manufacturing for the first quarter of 2012 and 2011 were $4.8 million and $5.4 million, respectively, a decrease of 11.1 percent.

We also generate revenue from royalties and fees from licensing of our technology to other companies and earn other revenues from shipping and handling costs billed to customers.

Gross Product Margin

Gross product margin as a percentage of product sales for the first quarter of 2012 was 69.8 percent compared to 70.4 percent for the same period in 2011.  Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel and costs of product shipped to our customers.  Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life.  Our manufactured products are mostly produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.

The comparability of gross product margin between periods will be impacted by several items, including the mix between proprietary and contract manufactured product sales; the stability of the average sales price we realize on proprietary products; changes in the estimated percentage of engineering activities related to manufacturing process design or improvement; and changes in our product emphasis which could result in excess and obsolescence charges being included in the cost of product sales in a particular period.

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin for the first quarter of 2012 was 18.7 percent compared to 18.9 percent for the same period in 2011.

Under the short-term incentive plan for 2012 approved by our Board of Directors, Adjusted Operating Margin is a key metric for purposes of evaluating management’s performance.  Adjusted Operating Margin is Operating Margin adjusted for investigation and restatement related costs.  Investigation and restatement related costs were 1.2 percent and 2.5 percent of total revenue for the first quarters of 2012 and 2011, respectively, and Adjusted Operating Margin was 19.9 percent and 21.4 percent for these same periods. Adjusted Operating Margin is a non-GAAP measure of profitability and it should not be considered as a substitute for measures prepared in accordance with GAAP.

We completed the relocation of our Sunnyvale, California operations to Austin, Texas in December of 2011.  Exit cost in the current period relates to the lease of office space that is no longer being utilized as a result of the consolidation.

Net Earnings

Net earnings will be affected by the same trends that impact our revenues, gross product margin and operating margin. In addition, net earnings will also be affected by non-operating other income and expenses, such as foreign currency gains and losses, and by income taxes.  We expect that we will report foreign currency gains or losses each period due primarily to changes in the value of the euro, British pound and Australian dollar versus the U.S. dollar.

Our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we have a tax holiday that extends through December 2015.  In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets, which amounted to $54.1 million as of March 31, 2012.

Results of Operations

Results of operations for the three months ended March 31, 2012 and 2011 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended
	March 31,
	2012		2011
	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$88,375	95.2%	$83,507	95.0%
Royalties, fees and other	4,497	4.8%	4,425	5.0%
Total revenues	92,872	100.0%	87,932	100.0%

Cost of product sales	26,651	28.7%	24,744	28.1%

Gross profit	66,221	71.3%	63,188	71.9%

Operating expenses:
Research and development	7,594	8.2%	6,810	7.7%
Sales and marketing	30,200	32.5%	28,098	32.0%
General and administrative	8,488	9.1%	8,180	9.3%
Amortization of intangible assets	1,321	1.4%	1,311	1.5%
Exit costs	160	0.2%	—	0.0%
Investigation and restatement-related costs	1,093	1.2%	2,212	2.5%
Total operating expenses	48,856	52.6%	46,611	53.0%

Income from operations	17,365	18.7%	16,577	18.9%

Non-operating gains, net	386		490

Income from continuing operations before income taxes	17,751		17,067

Income tax provision	4,793		4,608

Net income from continuing operations	12,958		12,459

Income (loss) from discontinued operations, net of taxes	—		311

Net Income	12,958		12,770

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(879)		(840)

Net income available to common stockholders	12,079		11,930

Other comprehensive income
Foreign currency translation adjustments	392		899

Total comprehensive income	$13,350		$13,669

Weighted-average shares outstanding:
Basic	27,614		27,168
Diluted	27,987		27,586

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.36		$0.35
Diluted	$0.36		$0.35

Earnings per share applicable to common stockholders:
Basic	$0.36		$0.36
Diluted	$0.36		$0.36

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Three Months Ended
	March 31, 2012				March 31, 2011
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports medicine	$39,028	$20,282	$59,310	67.2%	$37,381	$19,328	$56,709	67.9%
ENT	21,776	5,394	27,170	30.7%	20,037	4,267	24,304	29.1%
Other	590	1,305	1,895	2.1%	685	1,809	2,494	3.0%
Total product sales	$61,394	$26,981	$88,375	100.0%	$58,103	$25,404	$83,507	100.0%

	69.5%	30.5%	100.0%		69.6%	30.4%	100.0%

Worldwide Sports Medicine sales increased 4.6 percent, or $2.6 million, for the first quarter of 2012 compared to the same period in 2011.  Americas Sports Medicine product sales increased $1.6 million which consisted of an increase in proprietary Sports Medicine product sales of $2.2 million, or 6.9 percent, and a decrease in contract manufacturing product sales of $0.6 million, or 11.1 percent.  The increase in Americas Sports Medicine proprietary product sales was due to stocking distributor changes initiated during 2011, increased sales in the labrum repair segment due to new product introductions in late 2011, and higher revenue per customer, which reflects an increase in underlying procedure volumes in the quarter.  International Sports Medicine product sales increased $1.0 million, or 4.9 percent, in the first quarter of 2012 compared to the same period in 2011 due to higher product sales in Asia Pacific markets.  Product sales in the European markets were mostly flat as a net increase in direct market sales was offset by decreases in distributor market sales.

Worldwide ENT product sales increased 11.8 percent, or $2.8 million, for the first quarter of 2012 compared to the same period in 2011.  Americas ENT product sales increased $1.7 million, or 8.7 percent, primarily as a result of fulfilling Rapid Rhino backorders during the quarter and a higher average selling price for our Coblation product line.  International ENT product sales increased $1.1 million, or 26.4 percent, as a result of higher product sales in both European and Asia Pacific markets.

Other product sales decreased 24.0 percent or $0.6 million and represented 2.1 percent and 3.0 percent of total product sales for the first quarter of 2012 and 2011, respectively.

Across all product areas, International product sales increased 6.2 percent, or $1.6 million, in the first quarter of 2012 compared to the same period in 2011. Changes in foreign currency rates decreased the U.S. dollar reported value of International’s local currency product sales by $0.3 million.  In our direct markets, product sales increased $1.3 million in the first quarter of 2012, while sales to distributors increased $0.3 million when compared to the same period in 2011.  Direct market sales represented approximately 74 percent of International product sales for the first quarter of 2012 and 2011.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues increased 1.6 percent in the first quarter of 2012 compared to 2011 and represented 4.8 percent of total revenue in the first quarter of 2012 versus 5.0 percent in the first quarter of 2011.

Cost of Product Sales

	Three Months Ended
	March 31,
	2012		2011
	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$22,317	25.3%	$20,674	24.8%
Controller amortization	2,208	2.5%	2,185	2.5%
Other	2,126	2.4%	1,885	2.3%
Total cost of product sales	$26,651	30.2%	$24,744	29.6%

Gross product margin as a percentage of product sales was 69.8 percent during the quarter ended March 31, 2012 compared to 70.4 percent for the same period in 2011.  The decrease in gross product margin was primarily related to an increase in the excess inventory reserve in the current quarter.

Operating Expenses

	Three Months Ended
	March 31,
	2012		2011
	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$7,594	8.2%	$6,810	7.7%
Sales and marketing	30,200	32.5%	28,098	32.0%
General and administrative	8,488	9.1%	8,180	9.3%
Amortization of intangible assets	1,321	1.4%	1,311	1.5%
Exit costs	160	0.2%	—	0.0%
Investigation and restatement-related costs	1,093	1.2%	2,212	2.5%
Total operating expenses	$48,856	52.6%	$46,611	53.0%

Research and development expense increased $0.8 million in the first quarter of 2012 when compared to the same period in 2011.  The increase is due to a higher proportion of engineering personnel involved in research and development activities when compared to the first quarter of 2011 as well as increased activity related to Sports Medicine fixation product development projects.

Sales and marketing expense increased $2.1 million and was 32.5 percent of total revenues for the first quarter of 2012, compared to 32.0 percent of total revenues for the same period in 2011.  The increase was primarily a result of expanding our sales infrastructure in International direct markets, such as the Netherlands where we began direct operations in the first quarter of 2012.

General and administrative expenses increased $0.3 million in the first quarter of 2012 when compared to the same period in 2011.  The increase in general and administrative expenses is a result of higher stock compensation expense and costs to expand our International management structure, particularly in the Asia Pacific region.

Investigation and restatement expenses decreased $1.1 million to 1.2 percent of total revenues during the quarter ended March 31, 2012.  The decrease in investigation and restatement expenses is a result of lower defense costs as certain legal matters that were outstanding during the first quarter of 2011 have since been settled.  However, we expect to continue to incur legal defense costs in connection with the matters described in Note 7 of our condensed consolidated financial statements.  We also expect to continue to advance additional legal defense costs to former officers under the indemnification agreements with these former officers.

Non-Operating Gains, Net

	Three Months Ended
	March 31,
	2012	2011

Foreign exchange gain (loss), net	$344	$664
Interest and other income (expense), net	42	(174)
Non-operating gains, net	$386	$490

Non-operating gains, net, decreased by $0.1 million in the quarter ended March 31, 2012 compared to the same quarter in 2011 as lower foreign exchange gains in the current quarter were partially offset by a gain on sales of non-core fixed assets of $0.2 million

Income Tax Provision (Benefit)

Our effective tax rate for the quarters ended March 31, 2012 and 2011 approximated 27 percent.

Liquidity and Capital Resources

Historically, our liquidity needs have been to finance the costs of operations, to acquire complementary businesses or assets and to make repurchases of our common stock.  Our operating cash flow has historically been affected by the overall profitability of the sales of our products, our ability to invoice and collect from customers in a timely manner, and our ability to efficiently implement our acquisition strategy and manage costs.  We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term requirements and, excluding the uncertainty related to the ongoing DOJ investigation to which we are a party, long-term normal operating liquidity requirements.

As of March 31, 2012 we had $241.9 million in working capital compared to $222.7 million at December 31, 2011.  Our cash and cash equivalent balance was $162.0 million at March 31, 2012 and $219.6 million at December 31, 2012.  In the first quarter of 2012, we paid $74 million as required under the proposed settlement of the private securities class actions, discussed in Note 7 of the consolidated condensed financial statements.  Adjusted for this payment, our cash and cash equivalents increased $16.4 million in the first quarter of 2012.

Cash used by operating activities for the first quarter of 2012 was $55.5 million and differed from net income primarily as a result of funding the proposed private securities class action which we accrued in the fourth quarter of 2011, depreciation and amortization expense, and stock based compensation expense.  Adjusting for the funding of the $74 million settlement of the private securities class actions, cash provided by operating activities in the first quarter of 2012 was $18.5 million.

Cash used in investing activities was $3.0 million and $2.9 million for the quarter ended March 31, 2012 and 2011 and was primarily related to the purchase of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $0.9 million and $1.6 million, and consisted primarily of proceeds from exercise of stock options and purchases under the employee stock purchase plan.

Critical Accounting Policies and Estimates

We account for stock-based compensation by measuring and recognizing as compensation expense the grant date fair value of all share-based payment awards made to employees, including employee stock options and restricted stock awards. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options that have service or performance conditions and we use the Monte Carlo pricing model to estimate the fair value of options or awards that have market based conditions.  The inputs to both pricing models require a number of assumptions such as volatility, risk free interest rate, and expected term.  As stock-based compensation expense is based on the number of options or awards expected to vest, we must make estimates regarding whether or not the performance and service conditions will be achieved.  These estimates are made at the time of grant and revised, if necessary, in subsequent periods which might result in a significant change in stock-based compensation expense in future periods.

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2011 Form 10-K.

Recent Accounting Pronouncements

In the first quarter of 2012, we adopted the new requirements for the presentation of comprehensive income issued by the FASB in June 2011.

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements.  Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.  There were no material changes from our contractual obligations presented in our 2011 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, primarily risks from changing foreign currency exchange rates that may impact, adversely or otherwise, our financial condition, results of operations, or cash flows. Although payments under certain operating leases for our facilities are tied to market indices, we are not exposed to material interest rate risk associated with operating leases.  We have not historically used derivative financial instruments to manage these market risks.

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

Our weighted average interest rate earned on our cash and cash equivalents for the period ended March 31, 2012 was less than 1%.

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the U.S. dollar exchange rates for these currencies fluctuate, we will experience variations in our earnings and financial condition.

Our cash and cash equivalents at March 31, 2012 are denominated primarily in U.S. dollars; however, we also maintain balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the March 31, 2012 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of March 31, 2012, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The information provided herein includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on beliefs and assumptions by management and on information currently available to management. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any of them publicly in light of new information or future events. Additional factors that could cause actual results to differ materially from those contained in any forward-looking statement include, without limitation: the resolution of litigation pending against the Company; the impact upon the Company’s operations of legal compliance matters which may require improvement and remediation; the ability of the Company to control expenses relating to legal or compliance matters; the Company’s ability to remain current in its periodic reporting requirements under the Exchange Act and to file required reports with the Securities and Exchange Commission on a timely basis; the results of the investigation being conducted by the United States Department of Justice; the impact on the Company of additional civil and criminal investigations by state and federal agencies and civil suits by private third parties involving the Company’s financial reporting and its previously announced restatement and its insurance billing and healthcare fraud-and-abuse compliance practices; the results of the civil investigation by the Department of Justice related to the Civil Investigative Demand we received arising under the False Claims Act; the possibility that the Department of Justice could institute civil proceedings against us, based on the results of the investigation related to the Civil Investigative Demand; the risk that we could be subject to qui tam suits involving the False Claims Act; the possibility that the Department of Justice could institute a criminal enforcement action against us based on the results of the civil investigation related to the Civil Investigative Demand;  the resolution of any litigation related to the civil investigation; the ability of the Company to attract and retain qualified senior management and to prepare and implement appropriate succession planning for its Chief Executive Officer; general business, economic and political conditions; competitive developments in the medical devices market; changes in applicable legislative or regulatory requirements; the Company’s ability to effectively and successfully implement its business strategies, and manage the risks in its business; and the reactions of the marketplace to the foregoing.

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

ITEM 1A.  RISK FACTORS

There are no material changes from risk factors as previously disclosed in our 2011 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE AND SAFETY DISCLOSURES

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: May 2, 2012	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: May 2, 2012	/s/ Todd Newton
Todd Newton
Senior Vice President, Chief Financial Officer and Chief
Operating Officer

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