Form 10-Q
period 2012-06-30
ARTHROCARE CORP
filed 2012-08-01
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, the number of outstanding shares of the Registrant’s Common Stock was 27,733,380.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended June 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

 (in thousands, except par value data)

	June 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$181,246	$219,605
Accounts receivable, net of allowances of $2,149 and $2,251 at June 30, 2012 and December 31, 2011, respectively	45,718	51,350
Inventories, net	42,849	35,761
Deferred tax assets	31,332	40,622
Prepaid expenses and other current assets	6,283	5,532
Total current assets	307,428	352,870

Property and equipment, net	32,873	35,769
Intangible assets, net	4,007	5,457
Goodwill	119,398	119,159
Deferred tax assets	18,156	18,159
Other assets	1,634	1,587
Total assets	$483,496	$533,001

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,077	$15,258
Accrued liabilities	34,691	112,586
Deferred revenue	489	742
Deferred tax liabilities	74	—
Income tax payable	—	1,542
Total current liabilities	49,331	130,128

Deferred tax liabilities	286	29
Other non-current liabilities	19,110	18,922
Total liabilities	68,727	149,079

Commitments and contingencies (Notes 8 and 9)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at June 30, 2012 and December 31, 2011; Redemption value: $87,089	78,951	77,184

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 31,678 and 31,523 shares Outstanding: 27,720 and 27,562 shares at June 30, 2012 and December 31, 2011, respectively	28	28
Treasury stock: 3,955 and 3,968 shares at June 30, 2012 and December 31, 2011, respectively	(106,781)	(107,126)
Additional paid-in capital	406,246	400,580
Accumulated other comprehensive income	4,229	4,615
Retained earnings	32,096	8,641
Total stockholders’ equity	335,818	306,738
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$483,496	$533,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

 (in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Product sales	$87,471	$86,925	$175,846	$170,432
Royalties, fees and other	4,235	4,349	8,732	8,774
Total revenues	91,706	91,274	184,578	179,206

Cost of product sales	27,355	25,897	54,006	50,641

Gross profit	64,351	65,377	130,572	128,565
Operating expenses:
Research and development	7,899	6,613	15,493	13,423
Sales and marketing	28,842	27,274	59,042	55,372
General and administrative	8,154	8,713	16,642	16,893
Amortization of intangible assets	1,316	1,323	2,637	2,634
Exit costs	(938)	2,490	(778)	2,490
Investigation and restatement related costs	1,131	3,970	2,224	6,182
Total operating expenses	46,404	50,383	95,260	96,994

Income from operations	17,947	14,994	35,312	31,571

Non-operating gains (losses)	(1,147)	(123)	(761)	367

Income from continuing operations before income taxes	16,800	14,871	34,551	31,938

Income tax provision	4,536	4,171	9,329	8,779

Net income from continuing operations	12,264	10,700	25,222	23,159

Income from discontinued operations	—	1,600	—	1,911

Net income	12,264	12,300	25,222	25,070

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(887)	(849)	(1,766)	(1,689)

Net income available to common stockholders	11,377	11,451	23,456	23,381

Other comprehensive income
Foreign currency adjustments	(778)	135	(386)	1,034

Total comprehensive income	$11,486	$12,435	$24,836	$26,104

Weighted average shares outstanding:
Basic	27,639	27,338	27,648	27,267
Diluted	27,934	27,789	28,003	27,702

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.34	$0.30	$0.70	$0.65
Diluted	$0.34	$0.29	$0.69	$0.64
Earnings per share applicable to common stockholders:
Basic	$0.34	$0.35	$0.70	$0.71
Diluted	$0.34	$0.34	$0.69	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$25,222	$25,070
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,646	12,100
Provision for doubtful accounts, product returns, and inventory valuation	2,896	1,986
Non-cash stock compensation expense	4,054	3,077
Deferred taxes	9,297	6,606
Gain on sale of assets held for sale	—	(2,177)
Other	486	(941)
Changes in operating assets and liabilities:
Changes in operating assets	(4,128)	286
Changes in operating liabilities	(81,412)	(1,979)
Net cash (used in) provided by operating activities	(32,939)	44,028

Cash flows from investing activities:
Purchases of property and equipment	(5,289)	(6,216)
Proceeds from sale of assets held for sale	—	5,500
Payments for business combinations	(1,297)	—
Proceeds from repayment of loan	—	2,275
Other	—	6
Net cash (used in) provided by investing activities	(6,586)	1,565

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	1,606	5,863
Net cash provided by financing activities	1,606	5,863

Effect of exchange rate changes on cash and cash equivalents	(440)	908

Net (decrease) increase in cash and cash equivalents	(38,359)	52,364
Cash and cash equivalents, beginning of period	219,605	132,536
Cash and cash equivalents, end of period	$181,246	$184,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2011 Annual Report on Form 10-K filed on February 16, 2012 (“2011 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2012 and December 31, 2011, and the results of its operations for the three month and six month periods ended June 30, 2012 and 2011 and its cash flows for the six month periods ended June 30, 2012 and 2011.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

Reclassification of prior period presentation

In the third quarter of 2011, the Company reclassified advances of legal fees paid pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company to investigation and restatement related costs that had previously been reported as general and administrative expenses.  The reclassifications had no effect on total operating expenses or income from operations.  The amounts advanced, net of insurance recoveries, and reclassified from general and administrative expenses to investigation and restatement related costs for the three and six month periods ended June 30, 2011 were $1.7 million and $2.7 million, respectively.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 — DISCONTINUED OPERATIONS

In the fourth quarter of 2010, the Company determined that its non-Coblation ® spine products met the criteria under GAAP to be reported as discontinued operations.  On June 30, 2011 the Company completed the sale of its non-Coblation ® spine products which consisted of its Parallax and Contour product lines.  Revenues, gain on the sale of assets, income and income taxes related to discontinued operations for the three and six month periods ended June 30, 2011 was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011

Revenue	$1,140	$2,271
Gain on sale of assets	2,177	2,177
Income from discontinued operations	2,583	3,084
Income tax provision	983	1,173
Income from discontinued operations	1,600	1,911

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Income from continuing operations allocated to common stockholders (net of $1,975 and $1,726 attributable to Series A Preferred Stock for the three months ended June 30, 2012 and 2011, respectively, and $4,071 and $3,769 for the six months ended June 30, 2012 and 2011, respectively.)	$9,402	$8,125	$19,385	$17,701
Income from discontinued operations allocated to common stockholders (net of $280 and $336 attributable to Series A Preferred Stock for the three and six months periods ended June 30, 2011, respectively.)	—	1,320	—	1,575
Net income allocated to common stockholders (net of $1,975 and $2,006 attributable to Series A Preferred Stock for the three months ended June 30, 2012 and 2011, respectively, and $4,071 and $4,105 for the six months ended June 30, 2012 and 2011, respectively.)	9,402	9,445	19,385	19,276

Basic:
Weighted-average common shares outstanding	27,639	27,338	27,648	27,267
Earnings from continuing operations per share allocated to common stockholders	$0.34	$0.30	$0.70	$0.65
Earnings from discontinued operations per share allocated to common stockholders	—	0.05	—	0.06
Earnings per share allocated to common stockholders	$0.34	$0.35	$0.70	$0.71

Diluted:
Weighted-average shares outstanding used in basic calculation	27,639	27,338	27,648	27,267
Dilutive effect of options	182	119	210	114
Dilutive effect of unvested restricted stock	113	332	145	321
Weighted-average common stock and common stock equivalents	27,934	27,789	28,003	27,702
Earnings from continuing operations per share allocated to common stockholders	$0.34	$0.29	$0.69	$0.64
Earnings from discontinued operations per share allocated to common stockholders	—	0.05	—	0.06
Earnings per share allocated to common stockholders	$0.34	$0.34	$0.69	$0.70

Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	1,356	723	1,154	876

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 — INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	June 30,	December 31,
	2012	2011

Raw materials	$9,551	$9,146
Work-in-process	13,841	10,293
Finished goods	23,799	20,852
	47,191	40,291
Inventory valuation reserves	(4,342)	(4,530)
Inventories, net	$42,849	$35,761

NOTE 5 — ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	June 30, 2012	December 31, 2011

Compensation	$12,699	$16,751
Insurance dispute reserve	9,688	9,627
Proposed settlement of private securities class actions	—	74,000
Other	12,304	12,208
	$34,691	$112,586

NOTE 6 — COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.7 million and $1.6 million for the quarters ended June 30, 2012 and 2011, respectively, $3.7 million and $3.1 million for six month periods ended June 30, 2012 and 2011, respectively.  There were no material changes from the Company’s lease obligations presented in its 2011 Form 10-K.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the six months ended June 30, 2012 the Company advanced $1.9 million and as of June 30, 2012 has accrued $0.5 million under these indemnity agreements.  The Company expects to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

DOJ Investigation

The Department of Justice (the “DOJ”) is investigating certain of the Company’s activities including past sales, accounting, and billing procedures primarily in relation to the operation of the Company’s Spine product sales. The DOJ is also reviewing the Company’s relationship with its DiscoCare subsidiary. The Company is cooperating with this investigation. In connection with such cooperation, and pursuant to a request from the DOJ, the Company has entered into a statute of limitations tolling agreement with the DOJ effective until February 1, 2013. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

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

Settlement of Private Securities Actions

The Company reached an agreement to settle the private securities class action suits consolidated into the action designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

The settlement resolves all claims arising from the purchase or sale of ArthroCare securities of a class of all purchasers of ArthroCare common stock and call options, and sellers of put options on ArthroCare common stock between December 11, 2007 and February 18, 2009, inclusive (the Class), except those members of the Class who opt out, for a payment of $74 million to a settlement fund.  Counsel for the plaintiff applied for and received an award of attorneys’ fees and reimbursement of expenses from the settlement fund.  On February 10, 2012, the Court entered an order of preliminary approval of the settlement and ordered that Notice be sent to all class members.  Pursuant to the preliminary approval order, the Company paid the $74 million in settlement funds into the applicable settlement escrow account on February 23, 2012.  The settlement was approved by the United States District Court for the Western District of Texas and entered as a final judgment on June 4, 2012.

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

No expense was recorded for the three and six month periods ended June 30, 2012 related to the LTIP awards.

NOTE 9 —EXIT COSTS

The Company completed the consolidation of its Sunnyvale, California activities to Austin, Texas in the fourth quarter of 2011.  In the second quarter of 2012, the Company entered into a sublease for its former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million.

The following table summarizes the accrued and paid exit costs during the six month period ended June 30, 2012 (in thousands):

	Six Months Ended June 30, 2012
	Accrued			Accrued
	Exit Cost			Exit Cost
	Balance at			Balance at
	January 1, 2012	Cost Incurred	Payments	June 30, 2012
Employee-related	$1,417	$32	$1,449	$—
Contract termination and other	2,371	(810)	552	1,009
	$3,788	$(778)	$2,001	$1,009

NOTE 10 — INCOME TAXES

As disclosed in Note 15 of the 2011 Form 10-K, the Company was notified in 2010  by the Internal Revenue Service (“IRS”) of its intention to examine the 2006 federal income tax return.  This examination was subsequently extended to include the 2007 — 2010 federal tax returns.  In June 2012, the Company was informed that the IRS intends to complete their examination procedures during 2012.  As of December 31, 2011 and June 30, 2012, the Company had accrued approximately $18.6 million for uncertain tax positions.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 11 — BUSINESS COMBINATION

On June 20, 2012, the Company acquired an orthopedic sales and marketing entity in Finland for $1.3 million.  The acquisition did not materially affect the Company’s financial position at June 30, 2012 and is not expected to materially affect the results of its operations for the year ending December 31, 2012.

NOTE 12 — SEGMENT INFORMATION

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

Product sales by product area for the periods shown were as follows (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$38,051	$19,661	$57,712	$36,348	$20,808	$57,156
ENT	21,532	5,390	26,922	22,650	4,785	27,435
Other	411	2,426	2,837	859	1,475	2,334
Total product sales	$59,994	$27,477	$87,471	$59,857	$27,068	$86,925

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$77,081	$39,943	$117,024	$73,729	$40,136	$113,865
ENT	43,308	10,783	54,091	42,687	9,052	51,739
Other	1,000	3,731	4,731	1,545	3,283	4,828
Total product sales	$121,389	$54,457	$175,846	$117,961	$52,471	$170,432

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Product sales attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

United States	$57,194	$56,525	$116,001	$110,848
Non-United States (1)	30,277	30,400	59,845	59,584
Total product sales	$87,471	$86,925	$175,846	$170,432

(1) No additional locations have product sales greater than 10% of total product sales.

Long-lived assets, net by geography at the balance sheet dates shown were as follows (in thousands):

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	June 30, 2012	December 31, 2011

United States	$113,297	$117,527
Non-United States	44,615	44,445
Total long-lived assets	$157,912	$161,972

(1) No additional locations have long-lived assets greater than 10% of total long-lived assets.

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

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation ® technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business consists of one operating and reportable segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures.  The product development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company.  We organize and manage our sales and marketing functions according to both the surgical procedure that typically employs our products and geography.  Most of the Company’s products are used in Sports Medicine or ENT procedures.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our employed sales representatives, independent sales agents and distributors.  Product sales increased 0.6 percent and 3.2 percent for the three and six month periods ended June 30, 2012, respectively, when compared to the same periods in 2011.  We anticipate that disposable surgical device sales and implant sales will remain key components of our product sales for the foreseeable future.  In the second quarter, the U.S. dollar strengthened against the euro, British pound and Australian dollar reducing the U.S dollar value of product sales by $1.8 million and $2.1 million.  In constant currency, product sales increased 2.7 and 4.4 percent for the three and six month periods ended June 30, 2012 when compared to the same periods in 2011.  Management believes percentage sales growth in constant currency is an important metric for evaluating our operations because the impact of changing foreign currency exchange rates may not provide an accurate baseline for analyzing trends in our business.  To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend of sales. Percentage sales growth in constant currency is calculated by translating current year sales at prior year average foreign currency exchange rates. Constant currency is a non-GAAP measure and it should not be considered as a substitute for measures prepared in accordance with GAAP.

We contract manufacture disposable surgical devices and implants based on our technologies for other medical device companies which is included in product sales.  Product sales from contract manufacturing for the three and six month periods ended June 30, 2012 were $6.5 million and $11.3 million, respectively, compared to $5.4 million and $10.7 million during the same periods in 2011.

We also generate revenue from royalties and fees from licensing of our technology to other companies and earn other revenues from shipping and handling costs billed to customers.

Gross Product Margin

Gross product margin as a percentage of product sales for the three and six month periods ended June 30, 2012 was 68.7 percent and 69.3 percent, respectively, compared to 70.2 percent and 70.3 percent for the same periods in 2011.  Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel and costs of product shipped to our customers.  Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life.  Our manufactured products are mostly produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.  Most of our product manufacturing costs are incurred in U.S. dollars.

The comparability of gross product margin between periods will be impacted by several items, including the mix between proprietary and contract manufactured product sales; the stability of the average sales price we realize on proprietary products; changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars; changes in the estimated percentage of engineering activities related to manufacturing process design or improvement; and changes in our product emphasis which could result in excess and obsolescence charges being included in the cost of product sales in a particular period.

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin for the three and six month periods ended June 30, 2012 was 19.6 percent and 19.1 percent compared to 16.4 percent and 17.6 percent for the same periods in 2011.

Under the short-term incentive plan for 2012 approved by our Board of Directors, Adjusted Operating Margin is a key metric for purposes of evaluating management’s performance.  Adjusted Operating Margin is Operating Margin adjusted for investigation and restatement related costs.  Investigation and restatement related costs were 1.2 percent of total revenue for the three and six month periods ended June 30, 2012, respectively, compared to 4.3 percent and 3.4 percent of total revenue for the same periods in 2011.  Adjusted Operating Margin was 20.8 percent and 20.3 percent for the three month and six month periods ended June 30, 2012, respectively, compared to 20.8 percent and 21.1 percent for the same periods in 2011. Adjusted Operating Margin is a non-GAAP measure of profitability and it should not be considered as a substitute for measures prepared in accordance with GAAP.

We completed the relocation of our Sunnyvale, California operations to Austin, Texas in December of 2011.  In the second quarter of 2012, the Company entered into a sublease for its former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million.  We expect exit costs in future periods to be insignificant.

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

Our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we have a tax holiday that extends through December 2015.  In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets, which amounted to $49.5 million as of June 30, 2012.

Results of Operations

Results of operations for the three and six month periods ended June 30, 2012 and 2011 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
Revenues:
Product sales	$87,471	95.4%	$86,925	95.2%	$175,846	95.3%	$170,432	95.1%
Royalties, fees and other	4,235	4.6%	4,349	4.8%	8,732	4.7%	8,774	4.9%
Total revenues	91,706	100.0%	91,274	100.0%	184,578	100.0%	179,206	100.0%

Cost of product sales	27,355	29.8%	25,897	28.4%	54,006	29.3%	50,641	28.3%

Gross profit	64,351	70.2%	65,377	71.6%	130,572	70.7%	128,565	71.7%
Operating expenses:
Research and development	7,899	8.6%	6,613	7.2%	15,493	8.4%	13,423	7.5%
Sales and marketing	28,842	31.5%	27,274	29.9%	59,042	32.0%	55,372	30.9%
General and administrative	8,154	8.9%	8,713	9.5%	16,642	9.0%	16,893	9.4%
Amortization of intangible assets	1,316	1.5%	1,323	1.4%	2,637	1.4%	2,634	1.4%
Exit costs	(938)	-1.0%	2,490	2.7%	(778)	-0.4%	2,490	1.4%
Investigation and restatement- related costs	1,131	1.2%	3,970	4.3%	2,224	1.2%	6,182	3.4%
Total operating expenses	46,404	50.6%	50,383	55.2%	95,260	51.6%	96,994	54.1%

Income from operations	17,947	19.6%	14,994	16.4%	35,312	19.1%	31,571	17.6%

Non-operating gains (losses)	(1,147)		(123)		(761)		367

Income from continuing operations before income taxes	16,800		14,871		34,551		31,938

Income tax provision	4,536		4,171		9,329		8,779

Net income from continuing operations	12,264		10,700		25,222		23,159

Income from discontinued operations	—		1,600		—		1,911

Net Income	12,264		12,300		25,222		25,070

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(887)		(849)		(1,766)		(1,689)

Net income available to common stockholders	11,377		11,451		23,456		23,381

Other comprehensive income
Foreign currency adjustments	(778)		135		(386)		1,034

Total comprehensive income	$11,486		$12,435		$24,836		$26,104

Weighted-average shares outstanding:
Basic	27,639		27,338		27,648		27,267
Diluted	27,934		27,789		28,003		27,702

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.34		$0.30		$0.70		$0.65
Diluted	$0.34		$0.29		$0.69		$0.64

Earnings per share applicable to common stockholders:
Basic	$0.34		$0.35		$0.70		$0.71
Diluted	$0.34		$0.34		$0.69		$0.70

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Three Months Ended
	June 30, 2012				June 30, 2011
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
Sports Medicine	$38,051	$19,661	$57,712	66.0%	$36,348	$20,808	$57,156	65.7%
ENT	21,532	5,390	26,922	30.8%	22,650	4,785	27,435	31.6%
Other	411	2,426	2,837	3.2%	859	1,475	2,334	2.7%
Total product sales	$59,994	$27,477	$87,471	100.0%	$59,857	$27,068	$86,925	100.0%

% Net product sales	68.6%	31.4%	100.0%		68.9%	31.1%	100.0%

	Six Months Ended				Six Months Ended
	June 30, 2012				June 30, 2011
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales
Sports Medicine	$77,081	$39,943	$117,024	66.5%	$73,729	$40,136	$113,865	66.8%
ENT	43,308	10,783	54,091	30.8%	42,687	9,052	51,739	30.4%
Other	1,000	3,731	4,731	2.7%	1,545	3,283	4,828	2.8%
Total product sales	$121,389	$54,457	$175,846	100.0%	$117,961	$52,471	$170,432	100.0%

% Net product sales	69.0%	31.0%	100.0%		69.2%	30.8%	100.0%

Worldwide Sports Medicine sales increased $0.6 million, or 1.0 percent, and $3.2 million, or 2.8 percent, for the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011.  In constant currency, Sports Medicine product sales increased 3.4 percent and 4.2 percent for the three and six month periods ended June 30, 2012, respectively when compared to the same periods in 2011.  Americas Sports Medicine product sales increased $1.7 million and $3.4 million for the three and six month periods ended June 30, 2012, respectively, when compared to the same periods in 2011.  For the three months ended June 30, 2012, proprietary Sports Medicine product sales increased $0.6 million, or 1.8 percent, and contract manufacturing product sales increased $1.1 million, or 20.8 percent.  For the six month period ended June 30, 2012, proprietary Sports Medicine product sales increased $2.8 million, or 4.2 percent, and contract manufacturing revenues increased $0.6 million or 5.5 percent.  The increase in Americas proprietary Sports Medicine sales in both periods was due to distribution changes initiated in 2011, new product introductions for labrum repair procedures in late 2011, and higher revenue per customer, which we believe indicates an increase in underlying procedures.  International Sports Medicine product sales decreased $1.1 million, or 5.5 percent for the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of the U.S. dollar strengthening against the euro, British pound and Australian dollar and the discontinuation of certain products previously sold in International markets that do not fit our current Sports Medicine strategy.  International Sports Medicine product sales decreased $0.2 million, or 0.5 percent, for the six months ended June 30, 2012, when compared to the same period in 2011, primarily as a result of the U.S dollar strengthening against the euro, British pound and Australian dollar, offset by higher sales volumes primarily in the Asia Pacific markets.

Worldwide ENT product sales decreased $0.5 million, or 1.9 percent, and increased $2.4 million, or 4.5 percent, for the three and six month periods ended June 30, 2012, respectively, compared to the same period in 2011.  In constant currency, ENT product sales remained flat and increased 5.1 percent for the three and six month periods ended June 30, 2012, respectively.  For the three months ended June 30, 2012, Americas ENT product sales decreased $1.1 million, or 4.9 percent, primarily as a result of a decrease in product volume sold partially offset by an increase in average selling prices.  For the six months ended June 30, 2012, Americas ENT product sales increased $0.6 million, or 1.5 percent, as a result of fulfilling Rapid Rhino backorders, higher average selling prices of our Coblation ® products offset by a decrease in Coblation ® sales volume.  International ENT product sales increased $0.6 million, or 12.6 percent, during the three month period ended June 30, 2012 compared to the same period in 2011 primarily as a result of higher sales volumes primarily in the Asia Pacific markets, offset by the U.S. dollar strengthening against the euro, British pound and Australian dollar. International ENT product sales increased $1.7 million, or 19.1 percent, during the six month period ended June 30, 2012 compared to the same period in 2011, primarily as a result higher sales volumes primarily in the Asia Pacific and European markets partially offset by the U.S. dollar strengthening against the euro, British pound and Australian dollar.

Other product sales increased $0.5 million and decreased $0.1 million for the three and six month periods ended June 30, 2012, when compared to the same periods in 2011 and represent approximately 3 percent of total product sales.

Across all product areas, International product sales increased $0.4 million, or 1.5 percent, and $2.0 million, or 3.8 percent, for the three and six month periods ended June 30, 2012, respectively, compared to the same period in 2011. Changes in foreign currency rates decreased the U.S. dollar reported value of International’s local currency product sales by $1.8 million and $2.1 million for these same periods, respectively.  Direct market sales represented approximately 69.6 percent and 72.7 percent of International product sales for the three and six month periods ended June 30, 2012 compared to 70.2 percent and 71.9 percent for the same periods in 2011.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues was 4.6 percent and 4.7 percent of total revenues for the three and six month periods ended June 30, 2012, compared to 4.8 percent and 4.9 percent for the same periods in 2011.

Cost of Product Sales

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$23,195	26.5%	$21,615	24.9%	$45,511	25.9%	$42,289	24.8%
Controller amortization	2,199	2.5%	2,278	2.6%	4,408	2.5%	4,463	2.6%
Other	1,961	2.2%	2,004	2.2%	4,087	2.3%	3,889	2.3%
Total cost of product sales	$27,355	31.2%	$25,897	29.8%	$54,006	30.7%	$50,641	29.7%

Gross product margin as a percentage of product sales was 68.7 percent and 69.3 percent for the three and six month periods ended June 30, 2012 compared to 70.2 percent and 70.3 percent for the same periods in 2011.  The decrease in gross product margin in the second quarter of 2012 is due to lower reported product sales due to the weakening of the euro, British pound and Australian dollar against the U.S. dollar.  Gross product margin was also lower due to the increasing proportion of Ambient® product sales to overall Sports Medicine Coblation® product sales.  Ambient® products have a lower yield and a higher production cost compared to non-Ambient products.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$7,899	8.6%	$6,613	7.2%	$15,493	8.4%	$13,423	7.5%
Sales and marketing	28,842	31.5%	27,274	29.9%	59,042	32.0%	55,372	30.9%
General and administrative	8,154	8.9%	8,713	9.5%	16,642	9.0%	16,893	9.4%
Amortization of intangible assets	1,316	1.5%	1,323	1.4%	2,637	1.4%	2,634	1.4%
Exit costs	(938)	-1.0%	2,490	2.7%	(778)	-0.4%	2,490	1.4%
Investigation and restatement-related costs	1,131	1.2%	3,970	4.3%	2,224	1.2%	6,182	3.4%
Total operating expenses	$46,404	50.6%	$50,383	55.2%	$95,260	51.6%	$96,994	54.1%

Research and development expense increased $1.3 million and $2.1 million for the three and six month periods ended June 30, 2012, respectively, when compared to the same period in 2011.  The increase is due to higher Sports Medicine fixation product development cost and a higher proportion of engineering personnel involved in research and development activities when compared to 2011.

Sales and marketing expense increased $1.6 million and $3.7 million and was 31.5 percent and 32.0 percent of total revenues for the three and six month period ended June 30, 2012, compared to 29.9 percent and 30.9 percent of total revenues for the same periods in 2011.  The increase was primarily a result of expanding our sales infrastructure in International direct markets, such as the Netherlands and Belgium where we began direct operations in the second quarter of 2012.

General and administrative expenses decreased $0.6 million and $0.3 million for the three and six month period ended June 30, 2012 when compared to the same periods in 2011.

Investigation and restatement expenses decreased $2.8 million and $4.0 million to 1.2 percent of total revenues for the three and six month periods ended June 30, 2012, respectively.  The decrease in investigation and restatement expenses is a result of lower defense costs as certain legal matters that were outstanding in 2011 have since been settled.  However, we expect to continue to incur legal defense costs in connection with the matters described in Note 7 of our condensed consolidated financial statements.  We also expect to continue to advance additional legal defense costs to former officers under the indemnification agreements with these former officers.

Other Non-Operating Income (Expense), Net

Non-operating losses increased by $1.0 million and $1.1 million in the three and six month periods ended June 30, 2012 compared to the same periods in 2011 due primarily to foreign currency losses reported by foreign subsidiaries on U.S. dollar intercompany balances as the U.S dollar strengthened against the euro, British pound and Australian dollar.

Income Tax Provision (Benefit)

Our effective tax rate for the three and six month periods ended June 30, 2012 was 27.0 percent compared to 28.0 percent and 27.5 percent for the same periods in 2011.

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

As of June 30, 2012 we had $258.1 million in working capital compared to $222.7 million at December 31, 2011.  Our cash and cash equivalent balance was $181.2 million at June 30, 2012 and $219.6 million at December 31, 2011.  In the first quarter of 2012, we paid $74 million to settle the private securities class actions as discussed in Note 7 of our consolidated condensed financial statements.  Adjusted for this payment, our cash and cash equivalents balance increased $35.6 million for the first half of 2012.

Cash used by operating activities for the six months ended June 30, 2012 was $33.0 million and differed from net income primarily as a result of settling the private securities class action, which we accrued in the fourth quarter of 2011, depreciation and amortization expense, and stock based compensation expense.  Adjusting for the funding of the $74 million settlement of the private securities class actions, cash provided by operating activities in the first half of 2012 would have been $41.0 million.

Cash used in investing activities for the six months ended June 30, 2012 was $6.6 million and consisted of $5.3 million in property and equipment purchases and $1.3 million paid to acquire an orthopedic sales and marketing entity in Finland.  Cash provided by investing activities was $1.6 million for the six month period ended June 30, 2011 and was primarily related to the sales of our non-coblation spine assets for $5.5 million, proceeds from the repayment of a loan for $2.3 million offset by $6.2 million purchases of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $1.6 million and $5.9 million, respectively, and consisted primarily of proceeds from exercises of stock options and purchases under the employee stock purchase plan.

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

Our weighted average interest rate earned on our cash and cash equivalents for the period ended June 30, 2012 was less than 1 percent.

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the U.S. dollar exchange rates for these currencies fluctuate, we will experience variations in our earnings and financial condition.

Our cash and cash equivalents at June 30, 2012 are denominated primarily in U.S. dollars; however, we also maintain balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the June 30, 2012 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of June 30, 2012, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting have occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There were no material changes from the 2011 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On July 30, 2012, the Company amended its license agreement, dated June 28, 2000, with Stryker Corporation (“Stryker”). The amendment resolves differing interpretations regarding the license agreement that we and Stryker had in the past and, as amended, provides that Stryker (i) must continue to pay us royalties until June 1, 2015 and (ii) must pay past and future royalties for certain additional products on which Stryker previously had not paid royalties.

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: August 1, 2012	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: August 1, 2012	/s/ Todd Newton
Todd Newton
Senior Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document