Form 10-Q
period 2012-09-30
ARTHROCARE CORP
filed 2012-10-31
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012, the number of outstanding shares of the Registrant’s Common Stock was 27,880,643.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended September 30, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	September 30, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$203,163	$219,605
Accounts receivable, net of allowances of $2,002 and $2,251 at September 30, 2012 and December 31, 2011, respectively	41,196	51,350
Inventories, net	49,591	35,761
Deferred tax assets	28,321	40,622
Prepaid expenses and other current assets	5,136	5,532
Total current assets	327,407	352,870

Property and equipment, net	30,946	35,769
Intangible assets, net	2,685	5,457
Goodwill	119,924	119,159
Deferred tax assets	18,178	18,159
Other assets	2,064	1,587
Total assets	$501,204	$533,001

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,665	$15,258
Accrued liabilities	38,203	112,586
Deferred revenue	451	742
Deferred tax liabilities	76	—
Income tax payable	—	1,542
Total current liabilities	52,395	130,128

Deferred tax liabilities	296	29
Other non-current liabilities	18,976	18,922
Total liabilities	71,667	149,079

Commitments and contingencies (Notes 6 and 7)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at September 30, 2012 and December 31, 2011; Redemption value: $87,089	79,850	77,184

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 31,801 and 31,523 shares Outstanding: 27,851 and 27,562 shares at September 30, 2012 and December 31, 2011, respectively	28	28
Treasury stock: 3,950 and 3,968 shares at September 30, 2012 and December 31, 2011, respectively	(106,645)	(107,126)
Additional paid-in capital	409,942	400,580
Accumulated other comprehensive income	5,180	4,615
Retained earnings	41,182	8,641
Total stockholders’ equity	349,687	306,738
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$501,204	$533,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Product sales	$82,602	$79,432	$258,448	$249,864
Royalties, fees and other	4,338	3,835	13,070	12,609
Total revenues	86,940	83,267	271,518	262,473

Cost of product sales	26,204	25,529	80,210	76,170

Gross profit	60,736	57,738	191,308	186,303
Operating expenses:
Research and development	8,184	8,037	23,677	21,460
Sales and marketing	27,175	25,752	86,217	81,124
General and administrative	8,191	9,479	24,833	26,372
Amortization of intangible assets	1,363	1,338	4,000	3,972
Exit costs	—	2,814	(778)	5,304
Investigation and restatement related costs	2,139	5,963	4,363	12,145
Total operating expenses	47,052	53,383	142,312	150,377

Income from operations	13,684	4,355	48,996	35,926

Non-operating gains (losses)	183	(1,028)	(578)	(661)

Income from continuing operations before income taxes	13,867	3,327	48,418	35,265

Income tax provision	3,882	898	13,211	9,677

Net income from continuing operations	9,985	2,429	35,207	25,588

Income from discontinued operations, net of taxes	—	—	—	1,911

Net income	9,985	2,429	35,207	27,499

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(900)	(857)	(2,666)	(2,546)

Net income available to common stockholders	9,085	1,572	32,541	24,953

Other comprehensive income
Foreign currency adjustments	951	751	565	365

Total comprehensive income	$10,936	$3,180	$35,772	$27,864
Weighted average shares outstanding:
Basic	27,714	27,466	27,698	27,335
Diluted	28,087	27,855	28,096	27,755

Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.27	$0.05	$0.97	$0.70
Diluted	$0.27	$0.05	$0.96	$0.68

Earnings per share applicable to common stockholders:
Basic	$0.27	$0.05	$0.97	$0.75
Diluted	$0.27	$0.05	$0.96	$0.74

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$35,207	$27,499
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,793	18,804
Provision for doubtful accounts receivable, product returns, and inventory valuation	2,032	1,582
Non-cash stock compensation expense	6,585	5,023
Deferred taxes	12,347	6,165
Gain on sale of assets held for sale	—	(2,177)
Other	2,280	345
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Change in operating assets	(5,576)	5,370
Change in operating liabilities	(79,226)	7,143
Net cash (used in) provided by operating activities	(10,558)	69,754

Cash flows from investing activities:
Purchases of property and equipment	(7,189)	(9,306)
Payments for business combinations	(1,252)	—
Proceeds from sale of assets held for sale	—	5,500
Proceeds from repayment of loan	—	2,275
Other	—	14
Net cash used in investing activities	(8,441)	(1,517)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	2,777	6,669
Net cash provided by financing activities	2,777	6,669

Effect of exchange rate changes on cash and cash equivalents	(220)	232

Net (decrease) increase in cash and cash equivalents	(16,442)	75,138
Cash and cash equivalents, beginning of period	219,605	132,536
Cash and cash equivalents, end of period	$203,163	$207,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2011 Annual Report on Form 10-K filed on February 16, 2012 (“2011 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2012 and December 31, 2011, and the results of its operations for the three month and nine month periods ended September 30, 2012 and 2011 and its cash flows for the nine month periods ended September 30, 2012 and 2011.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

NOTE 2 — DISCONTINUED OPERATIONS

In the fourth quarter of 2010, the Company determined that its non-Coblation ® spine products met the criteria under GAAP to be reported as discontinued operations.  On June 30, 2011 the Company completed the sale of its non-Coblation spine products which consisted of its Parallax and Contour product lines.  Revenues, gain on the sale of assets, income and income taxes related to discontinued operations for the nine month period ended September 30, 2011 was as follows (in thousands):

Nine Months Ended September 30,
2011

Revenue	$2,271
Gain on sale of assets	2,177
Income from discontinued operations	3,084
Income tax provision	1,173
Income from discontinued operations	1,911

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Income from continuing operations allocated to common stockholders, net of $2,467, $1,131, $8,279 and $6,583 attributable to Series A Preferred Stock, respectively.	$7,518	$1,298	$26,928	$19,005
Income from discontinued operations, net of $0, $0, $0, and $335 attributable to Series A Preferred Stock, respectively.	—	—	—	1,576
Net income allocated to common stockholders, net of $2,467, $1,131, $8,279, and $6,918 attributable to Series A Preferred Stock, respectively.	7,518	1,298	26,928	20,581

Basic:
Weighted-average common shares outstanding	27,714	27,466	27,698	27,335
Earnings from continuing operations per share allocated to common stockholders	0.27	0.05	0.97	0.70
Earnings from discontinued operations per share allocated to common stockholders	—	—	—	0.05
Earnings per share allocated to common stockholders	$0.27	$0.05	$0.97	$0.75

Diluted:
Weighted-average shares outstanding used in basic calculation	27,714	27,466	27,698	27,335
Dilutive effect of options	248	112	221	114
Dilutive effect of unvested restricted stock	125	277	177	306
Weighted-average common stock and common stock equivalents	28,087	27,855	28,096	27,755
Earnings from continuing operations per share allocated to common stockholders	0.27	0.05	0.96	0.68
Earnings from discontinued operations per share allocated to common stockholders	—	—	—	0.06
Earnings per share allocated to common stockholders	$0.27	$0.05	$0.96	$0.74

Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	937	1,325	880	1,026

Awards approved under the Company’s Long Term Incentive Program (see Note 8) are excluded from diluted shares until both the market conditions and performance conditions have been met.

NOTE 4 — INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	September 30,	December 31,
	2012	2011

Raw materials	$10,730	$9,146
Work-in-process	14,899	10,293
Finished goods	28,940	20,852
	54,569	40,291
Inventory valuation reserves	(4,978)	(4,530)
Inventories, net	$49,591	$35,761

NOTE 5 — ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	September 30, 2012	December 31, 2011

Compensation	$16,287	$16,751
Insurance dispute reserve	9,706	9,627
Proposed settlement of private securities class actions	—	74,000
Other	12,210	12,208
	$38,203	$112,586

NOTE 6 — COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.6 million and $1.9 million for the quarters ended September 30, 2012 and 2011, respectively, and was $5.3 million and $4.9 million for nine month periods ended September 30, 2012 and 2011, respectively.  There were no material changes from the Company’s lease obligations presented in its 2011 Form 10-K.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the nine months ended September 30, 2012 the Company advanced $2.3 million and as of September 30, 2012 has accrued $1.3 million under these indemnity agreements.  The Company expects to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

No expense was recorded for the three and nine month periods ended September 30, 2012 related to the LTIP awards.

NOTE 9 —EXIT COSTS

The Company completed the consolidation of its Sunnyvale, California activities to Austin, Texas in the fourth quarter of 2011.  In the second quarter of 2012, the Company entered into a sublease for its former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million.

The following table summarizes the accrued and paid exit costs during the nine month period ended September 30, 2012 (in thousands):

(Dollars in thousands)

	Nine Months Ended September 30, 2012
	Accrued			Accrued
	Exit Cost			Exit Cost
	Balance at			Balance at
	January 1, 2012	Cost Incurred	Payments	September 30, 2012
Employee-related	$1,417	$32	$1,449	$—
Contract termination and other	2,371	(810)	589	972
	$3,788	$(778)	$2,038	$972

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 — INCOME TAXES

As disclosed in Note 15 of the 2011 Form 10-K, the Company was notified in 2010 by the Internal Revenue Service (“IRS”) of its intention to examine the 2006 federal income tax return. This examination was subsequently extended to include the 2007 — 2010 federal tax returns. During the third quarter of 2012, the Company received Notices of Proposed Adjustments from the IRS primarily related to transfer pricing.  The Company is currently preparing its response to the IRS and plans to vigorously defend its position.

NOTE 11 — BUSINESS COMBINATION

On June 20, 2012, the Company acquired an orthopedic sales and marketing entity in Finland for $1.3 million.  The acquisition did not materially affect the Company’s financial position at September 30, 2012 and is not expected to materially affect the results of its operations for the year ending December 31, 2012.

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

Product sales by product area for the periods shown were as follows (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$36,787	$18,414	$55,201	$33,251	$18,850	$52,101
ENT	19,677	5,846	25,523	20,046	4,851	24,897
Other	322	1,556	1,878	658	1,776	2,434
Total product sales	$56,786	$25,816	$82,602	$53,955	$25,477	$79,432

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$113,868	$58,357	$172,225	$106,980	$58,987	$165,967
ENT	62,985	16,629	79,614	62,732	13,903	76,635
Other	1,322	5,287	6,609	2,203	5,059	7,262
Total product sales	$178,175	$80,273	$258,448	$171,915	$77,949	$249,864

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Product sales attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

United States	$53,936	$50,579	$169,937	$161,427
Non-United States (1)	28,666	28,853	88,511	88,437
Total product sales	$82,602	$79,432	$258,448	$249,864

(1) No additional locations are individually significant.

Long-lived assets, net by geography at the balance sheet dates shown were as follows (in thousands):

	September 30, 2012	December 31, 2011

United States	$110,823	$117,527
Other	44,797	44,445
Total long-lived assets	$155,620	$161,972

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully  “Forward-Looking Statements,” in Part II of this quarterly report on Form 10-Q, which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in Part II — Item 1A — “Risk Factors” of this report on Form 10-Q and in Part I — Item 1A — “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2011.  In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business consists of one operating and reportable segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures.  The product development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company.  We organize and manage our sales and marketing functions according to geography and the surgical procedure that typically employs our products.  Most of the Company’s products are used in Sports Medicine or ENT procedures.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our employed sales representatives, independent sales agents and distributors.  Product sales increased 4.0 percent and 3.4 percent for the three and nine month periods ended September 30, 2012, respectively, when compared to the same periods in 2011.  We anticipate that disposable surgical device sales and implant sales will remain key components of our product sales for the foreseeable future.  The strengthening U.S. dollar against the euro, British pound and Australian dollar reduced the U.S dollar value of product sales by $1.4 million and $3.5 million for the three and nine month periods ended September 30, 2012. In constant currency, product sales increased 5.8 and 4.9 percent for the three and nine month periods ended September 30, 2012 when compared to the same periods in 2011.  Management believes percentage sales growth in constant currency is an important metric for evaluating our operations because the impact of changing foreign currency exchange rates may not provide an accurate baseline for analyzing trends in our business. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates.  Percentage sales growth in constant currency is calculated by translating current year sales at prior year average foreign currency exchange rates.  Constant currency is a non-GAAP measure and should not be considered as a substitute for measures prepared in accordance with GAAP.

We contract manufacture disposable surgical devices and implants based on our technologies for other medical device companies.  Product sales from contract manufacturing for the three and nine month periods ended September 30, 2012 were $6.6 million and $18.0 million, respectively, compared to $4.7 million and $15.4 million during the same periods in 2011.

We also generate revenue from royalties, fees and other revenues from licensing of our technology to other companies and earn other revenues from shipping and handling costs billed to customers.

Gross Product Margin

Gross product margin as a percentage of product sales for the three and nine month periods ended September 30, 2012 was 68.3 percent and 69.0 percent, respectively, compared to 67.9 percent and 69.5 percent for the same periods in 2011.  Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel and costs of product shipped to our customers.  Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life.  Our manufactured products are mostly produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.  Most of our product manufacturing costs are incurred in U.S. dollars.

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

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin for the three and nine month periods ended September 30, 2012 was 15.7 percent and 18.0 percent compared to 5.2 percent and 13.7 percent for the same periods in 2011.

Under the short-term incentive plan for 2012 approved by our Board of Directors, Adjusted Operating Margin is a key metric for purposes of evaluating management’s performance.  Adjusted Operating Margin is Operating Margin adjusted for investigation and restatement related costs.  Investigation and restatement related costs were 2.5 percent and 1.6 percent of total revenue for the three and nine month periods ended September 30, 2012, respectively, compared to 7.2 percent and 4.6 percent of total revenue for the same periods in 2011.  Adjusted Operating Margin was 18.2 percent and 19.6 percent for the three month and nine month periods ended September 30, 2012, respectively, compared to 12.4 percent and 18.3 percent for the same periods in 2011. Adjusted Operating Margin is a non-GAAP measure of profitability and it should not be considered as a substitute for measures prepared in accordance with GAAP.

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

Our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we have a tax holiday that extends through December 2015.  In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets, which amounted to $46.5 million as of September 30, 2012.

Results of Operations

Results of operations for the three and nine month periods ended September 30, 2012 and 2011 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$82,602	95.0%	$79,432	95.4%	$258,448	95.2%	$249,864	95.2%
Royalties, fees and other	4,338	5.0%	3,835	4.6%	13,070	4.8%	12,609	4.8%
Total revenues	86,940	100.0%	83,267	100.0%	271,518	100.0%	262,473	100.0%

Cost of product sales	26,204	30.1%	25,529	30.7%	80,210	29.5%	76,170	29.0%

Gross profit	60,736	69.9%	57,738	69.3%	191,308	70.5%	186,303	71.0%

Operating expenses:
Research and development	8,184	9.4%	8,037	9.6%	23,677	8.7%	21,460	8.2%
Sales and marketing	27,175	31.2%	25,752	30.9%	86,217	31.8%	81,124	30.9%
General and administrative	8,191	9.4%	9,479	11.4%	24,833	9.1%	26,372	10.0%
Amortization of intangible assets	1,363	1.6%	1,338	1.6%	4,000	1.5%	3,972	1.5%
Exit costs	—	0.0%	2,814	3.4%	(778)	-0.3%	5,304	2.0%
Investigation and restatement related costs	2,139	2.5%	5,963	7.2%	4,363	1.6%	12,145	4.6%
Total operating expenses	47,052	54.1%	53,383	64.1%	142,312	52.4%	150,377	57.2%

Income from operations	13,684	15.7%	4,355	5.2%	48,996	18.0%	35,926	13.7%

Non-operating gains (losses)	183		(1,028)		(578)		(661)

Income from continuing operations before income taxes	13,867		3,327		48,418		35,265

Income tax provision	3,882		898		13,211		9,677

Net income from continuing opertions	9,985		2,429		35,207		25,588

Income from discontinued operations, net of taxes	—		—		—		1,911

Net Income	9,985		2,429		35,207		27,499

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(900)		(857)		(2,666)		(2,546)

Net income available to common stockholders	9,085		1,572		32,541		24,953

Other comprehensive income
Foreign currency adjustments	951		751		565		365

Total comprehensive income	$10,936		$3,180		$35,772		$27,864

Weighted-average shares outstanding:
Basic	27,714		27,466		27,698		27,335
Diluted	28,087		27,855		28,096		27,755

Earnings per share from continuing operations applicable to common stockolders:
Basic	$0.27		$0.05		$0.97		$0.70
Diluted	$0.27		$0.05		$0.96		$0.68

Earnings per share applicable to common stockolders:
Basic	$0.27		$0.05		$0.97		$0.75
Diluted	$0.27		$0.05		$0.96		$0.74

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended				Three Months Ended
	September 30, 2012				September 30, 2011
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$36,787	$18,414	$55,201	66.8%	$33,251	$18,850	$52,101	65.6%
ENT	19,677	5,846	25,523	30.9%	20,046	4,851	24,897	31.3%
Other	322	1,556	1,878	2.3%	658	1,776	2,434	3.1%
Total product sales	$56,786	$25,816	$82,602	100.0%	$53,955	$25,477	$79,432	100.0%

% Net product sales	68.7%	31.3%	100.0%		67.9%	32.1%	100.0%

	Nine Months Ended				Nine Months Ended
	September 30, 2012				September 30, 2011
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$113,868	$58,357	$172,225	66.6%	$106,980	$58,987	$165,967	66.4%
ENT	62,985	16,629	79,614	30.8%	62,732	13,903	76,635	30.7%
Other	1,322	5,287	6,609	2.6%	2,203	5,059	7,262	2.9%
Total product sales	$178,175	$80,273	$258,448	100.0%	$171,915	$77,949	$249,864	100.0%

% Net product sales	68.9%	31.1%	100.0%		68.8%	31.2%	100.0%

Worldwide Sports Medicine sales increased $3.1 million, or 5.9 percent, and $6.3 million, or 3.8 percent, for the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011.  In constant currency, Sports Medicine product sales increased 8.1 percent and 5.4 percent for the three and nine month periods ended September 30, 2012, respectively, when compared to the same periods in 2011.

Americas Sports Medicine product sales increased $3.5 million and $6.9 million for the three and nine month periods ended September 30, 2012, respectively, when compared to the same periods in 2011.  For the quarter ended September 30, 2012, contract manufacturing product sales under our supply agreement with Smith and Nephew increased $2.0 million, or 42.2 percent, and proprietary Sports Medicine product sales increased $1.4 million, or 5.5 percent.  The increase in Americas proprietary Sports Medicine sales in the quarter was due to unit volume increases due to recent Coblation and fixation new product introductions as well as increased sales of knee wands resulting from our knee initiative.  For the nine month period ended September 30, 2012, contract manufacturing revenues increased $2.6 million or 16.6 percent and proprietary Sports Medicine product sales increased $4.3 million, or 4.7 percent.  The increase in Americas proprietary Sports Medicine sales was due to distribution changes initiated in 2011, new product introductions, increased sales of knee wands resulting from our knee initiative, and higher revenue per customer, which we believe indicates an increase in underlying procedures.

International Sports Medicine product sales decreased $0.4 million and $0.6 million for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011.  For the quarter ended September 30, 2012, the decrease was the result of the translation effect of a stronger U.S. dollar against the euro, British pound and Australian dollar, partially offset by higher sales volumes primarily in direct markets.  For the nine months ended September 30, 2012 the decrease was the result of the translation effect of a stronger U.S. dollar against the euro, British pound and Australian dollar, partially offset by higher sales volumes in our direct markets and Asian Pacific distributor markets.

Worldwide ENT product sales increased $0.6 million, or 2.5 percent, and $3.0 million, or 3.9 percent, for the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011.  In constant currency, ENT product sales increased 3.2 percent and 4.5 percent for the three and nine month periods ended September 30, 2012, respectively.

Americas ENT sales decreased $0.4 million, or 1.8 percent, for the three months ended September 30, 2012 compared to the same period in 2011, as decreases in Coblation sales volumes were partially offset by higher average selling prices and higher sales volumes of our Rapid Rhino products.  For the nine months ended September 30, 2012, Americas ENT product sales increased $0.3 million, or 0.4 percent, primarily as a result of fulfilling Rapid Rhino® backorders during the first quarter in 2012 and a higher average selling price for our Coblation product line, offset by a decrease in Coblation sales volume.

International ENT product sales increased $1.0 million, or 20.5 percent, for the quarter ended September 30, 2012 compared to the same period in 2011 as a result of higher product sales in direct and distributor markets, with the exception of southern European and Middle Eastern distributor markets. Product sales reported in the quarter ended September 30, 2012 were also affected by the U.S. dollar strengthening against the euro, British pound and Australian dollar.  For the nine months ended September 30, 2012, International ENT product sales increased $2.7 million, or 19.6 percent as a result of increased sales offset by the U.S dollar strengthening against the euro, British pound and Australian dollar.

Worldwide Other product sales decreased $0.6 million and $0.7 million for the three and nine month periods ended September 30, 2012, when compared to the same periods in 2011 and represent approximately 2.6 percent of total product sales.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues was 5.0 percent and 4.8 percent of total revenues for the three and nine month periods ended September 30, 2012, compared to 4.6 percent and 4.8 percent for the same periods in 2011.  In the third quarter of 2012, we received a one-time fee for amending the license agreement with Stryker Corporation and past royalties for certain additional products.

Cost of Product Sales

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales	Dollars	% Net Product Sales

Product cost	$22,666	27.4%	$21,313	26.7%	$68,177	26.4%	$63,602	25.5%
Controller amortization	2,008	2.4%	2,318	2.9%	6,416	2.5%	6,781	2.7%
Other	1,530	1.9%	1,898	2.5%	5,617	2.1%	5,787	2.3%
Total cost of product sales	$26,204	31.7%	$25,529	32.1%	$80,210	31.0%	$76,170	30.5%

Gross product margin as a percentage of product sales was 68.3 percent and 69.0 percent for the three and nine month periods ended September 30, 2012 compared to 67.9 percent and 69.5 percent for the same periods in 2011.  The increase in gross product margin for the three months ended September 30, 2012 is due to a decrease in controller amortization and other costs in the current period, offset by lower reported product sales due to the weakening of the euro, British pound and Australian dollar against the U.S. dollar.  The decrease in gross product margin for the nine months ended September 30, 2012 is due to lower reported product sales due to the weakening of the euro, British pound and Australian dollar against the U.S. dollar as well as the increasing proportion of Ambient® product sales to overall Sports Medicine Coblation product sales which have a lower yield and a higher production cost compared to non-Ambient products.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$8,184	9.4%	$8,037	9.6%	$23,677	8.7%	$21,460	8.2%
Sales and marketing	27,175	31.2%	25,752	30.9%	86,217	31.8%	81,124	30.9%
General and administrative	8,191	9.4%	9,479	11.4%	24,833	9.1%	26,372	10.0%
Amortization of intangible assets	1,363	1.6%	1,338	1.6%	4,000	1.5%	3,972	1.5%
Exit costs	—	0.0%	2,814	3.4%	(778)	-0.3%	5,304	2.0%
Investigation and restatement related costs	2,139	2.5%	5,963	7.2%	4,363	1.6%	12,145	4.6%
Total operating expenses	$47,052	54.1%	$53,383	64.1%	$142,312	52.4%	$150,377	57.2%

Research and development expense increased $0.1 million and $2.2 million for the three and nine month periods ended September 30, 2012, respectively, when compared to the same periods in 2011.  The year to date increase is due to higher Sports Medicine product development cost and a higher proportion of engineering personnel involved in research and development activities when compared to 2011.

Sales and marketing expense increased to 31.2 percent and 31.8 percent of total revenues for the three and nine month period ended September 30, 2012, compared to 30.9 percent of total revenues for the same periods in 2011.  The increase was primarily a result of expanding our sales infrastructure in our international direct markets, such as the Netherlands and Belgium where we began direct operations in the second quarter of 2012.

General and administrative expenses decreased $1.3 million and $1.5 million for the three and nine month period ended September 30, 2012 when compared to the same periods in 2011.  For the three and nine month periods ended September 30, 2011, we incurred additional general and administrative cost of $0.7 million and $1.2 million, respectively, related to the relocation of our Sunnyvale, California offices to Austin, Texas, that did not meet the requirements to be classified as exit costs.

Investigation and restatement expenses decreased $3.8 million and $7.8 million to 2.5 percent and 1.6 percent of total revenues for the three and nine month periods ended September 30, 2012, respectively.  The decrease in investigation and restatement expenses is a result of lower defense costs as certain legal matters that were outstanding in 2011 have since been settled.  We expect to continue to incur additional legal costs related to our indemnification agreements with certain former officers and in connection with the matters described in Note 7 of our condensed consolidated financial statements.

Non-operating gains (losses)

Non-operating gains (losses) was a gain of $0.2 million and a loss of $0.6 million for the three and nine month periods ended September 30, 2012, respectively, compared to losses of $1.0 million and $0.7 million for the same periods in 2011.  The non-operating gains for the three months ended September 30, 2012 is primarily a result of foreign currency gains reported by foreign subsidiaries on U.S. dollar intercompany balances as the U.S. dollar weakened against the euro, British pound and Australian dollar subsequent to June 30, 2012.  Non-operating losses for the nine months ended September 30, 2012 is primarily a result of foreign currency losses reported by foreign subsidiaries on U.S. dollar intercompany balances as the U.S. dollar has overall strengthened against the euro, British pound and Australian dollar since January 1, 2012.

Income Tax Provision

Our effective tax rate for the three and nine month periods ended September 30, 2012 was 28.0 and 27.3 percent, respectively, compared to 27.0 percent and 27.4 percent for the same periods in 2011.

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

As of September 30, 2012 we had $275.0 million in working capital compared to $222.7 million at December 31, 2011.  Our cash and cash equivalent balance was $203.2 million at September 30, 2012 and $219.6 million at December 31, 2011.  In the first quarter of 2012, we paid $74 million to settle the private securities class actions as discussed in Note 7 of our consolidated condensed financial statements.

Cash used in operating activities for the nine months ended September 30, 2012 was $10.6 million and differed from net income primarily as a result of settling the private securities class action, which we accrued in the fourth quarter of 2011, depreciation and amortization expense, and stock based compensation expense.  Adjusting for the funding of the $74 million settlement of the private securities class actions, cash provided by operating activities in the first three quarters of 2012 would have been $63.4 million.

Cash used in investing activities for the nine months ended September 30, 2012 was $8.4 million and consisted of $7.2 million in property and equipment purchases and $1.3 million paid to acquire an orthopedic sales and marketing entity in Finland.  Cash used by investing activities was $1.5 million for the nine month period ended September 30, 2011 and was primarily related to the sales of our non-Coblation spine assets for $5.5 million, and proceeds from the repayment of a loan for $2.3 million, offset by $9.3 million purchases of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $2.8 million and $6.7 million, respectively, and consisted primarily of proceeds from exercises of stock options and purchases under the employee stock purchase plan.

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

Our weighted average interest rate earned on our cash and cash equivalents for the period ended September 30, 2012 was less than 1 percent.

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the U.S. dollar exchange rates for these currencies fluctuate, we will experience variations in our earnings and financial condition.

Our cash and cash equivalents at September 30, 2012 are denominated primarily in U.S. dollars; however, we also maintain balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the September 30, 2012 exchange rates for these currencies would have an impact on pre-tax income of approximately $1.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of September 30, 2012, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1†	Amendment to June 28, 2000 License Agreement and Settlement Agreement with Stryker Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

†      Confidential treatment has been requested as to portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: October 31, 2012	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: October 31, 2012	/s/ Todd Newton
Todd Newton
Senior Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

10.1†	Amendment to June 28, 2000 License Agreement and Settlement Agreement with Stryker Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

†              Confidential treatment has been requested as to portions of this agreement.