Form 10-K
period 2012-12-31
ARTHROCARE CORP
filed 2013-02-14
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

Commission File Number: 0-27422

ARTHROCARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of Incorporation or organization	94-3180312 (I.R.S. Employer Identification No.)
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $811,641,600 (based upon the closing sales price of such stock as reported by NASDAQ on such date).

         As of February 1, 2013, the number of outstanding shares of the Registrant's Common Stock was 28,044,142.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act of 1934, as amended, in connection with our annual meeting of stockholders, scheduled to be held May 22, 2013 are incorporated by reference into Part III of this Annual Report.

ARTHROCARE CORPORATION
FORM 10-K ANNUAL REPORT

ADDITIONAL INFORMATION

        "ArthroCare," "we," "us," "our," and "Company" refer to ArthroCare® Corporation, unless the context otherwise requires.

        In this Annual Report on Form 10-K, references to and statements regarding North America refer to the United States, or U.S., Canada and Mexico, references to U.S. dollars, USD or $ are to United States Dollars, and references to the euro or € are to the legal currency of the European Union, or EU.

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

  •
  augmenting our current business with complementary and compatible acquisitions that allow us to capitalize on emerging and existing business opportunities and strengthen our distribution capability; and

  •
  establishing strategic partnerships to develop new products or further commercialize our technologies and products.

Business Overview

        Our business consists of two core product areas: Sports Medicine and Ear Nose and Throat, or ENT. We also manufacture and sell products based on our technology designed for other procedures. Our Sports Medicine, ENT and Other products are marketed and sold through two principal geographic distribution channels: Americas (North and South America) and International (all other geographies).

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

        We have applied Coblation technology to soft-tissue surgery throughout the body and commercialize products today, primarily in the areas of arthroscopic sports medicine, ENT, spine and wound debridement applications. We also license our Coblation technology to other companies in a variety of fields of use and may explore the use of Coblation technology in other applications.

Sports Medicine

        Our Sports Medicine product area focuses on the development, production and marketing of advanced energy-based systems and innovative fixation technologies used in the treatment of soft tissue injuries, mostly in shoulders, knees and hips. According to the Truven Health MarketScan® Database, more than 1.7 million surgical procedures are performed each year to address instabilities, impingement, and/or tendon tears of the shoulder while an additional 2.4 million arthroscopic procedures are performed to address cartilage, meniscus, ligament and/or tendon injuries in the knee. Additionally, hip arthroscopy, which now accounts for over 80,000 procedures in the U.S. annually, is widely regarded as one of the fastest growing sub-segments of sports medicine. Sports Medicine is currently our largest product area and product sales accounted for 64.0 percent, 64.3 percent and 65.3 percent of our total revenue in 2012, 2011 and 2010, respectively. Included in Sports Medicine product sales are disposable surgical devices and implants based on our technologies that we contract manufacture for other companies. Contract manufacturing represented 10.1 percent, 10.3 percent and 11.0 percent of our Sports Medicine sales in 2012, 2011, and 2010.

        We attribute our success in Sports Medicine to several factors, including:

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

        Sports activities often affect joints that are susceptible to damage from blows, falls or sudden changes in direction, as well as from natural degeneration associated with repeated use and aging. Arthroscopic surgeries are most commonly performed on the knees and shoulders but are also used in the treatment of injuries affecting other joints, such as elbows, wrists, ankles and hips. Prior to the widespread availability of arthroscopic surgery, joint injuries were treated through surgery involving large incisions, and through cutting or dislocating muscles to reach targeted tissues. These open procedures often required a hospital stay and prolonged rehabilitation and recovery. In contrast, arthroscopic surgery is performed through several small incisions, or portals, resulting in lower overall costs, reduced surgical trauma, pain and scarring, and fewer complications. Arthroscopic surgery is often times performed on an outpatient basis with no overnight stay. We believe that the products that we develop, manufacture, market and sell through our Sports Medicine business advance arthroscopic surgery. Our technologies allow surgeons to precisely remove targeted soft-tissue while minimizing collateral tissue damage; facilitate efficient, effective repair of specific anatomical structures; and help restore function and patient activity.

  Our Sports Medicine Products

        The ArthroCare Sports Medicine product portfolio includes two proprietary platforms—Coblation and Soft-Tissue Fixation. The products in each platform can be used separately or together in a wide array of clinical applications in the field of Sports Medicine.

        Coblation.    ArthroCare's market-leading Coblation platform has been a principal product line in Sports Medicine and was first introduced for sports medicine applications in 1996. This line features a series of specialized disposable, energy-based surgical wands, called ArthroWands®, designed for single patient use to treat a number of orthopedic conditions, including injuries of the shoulder, knee, hip, foot, ankle, elbow, and wrist. ArthroWands are used with a controller, a software-based generator that provides energy in a precise manner to ablate, resect and sculpt soft tissue and to seal bleeding vessels arthroscopically. ArthroCare's Coblation portfolio includes the Ambient® family of ArthroWands, the only wands on the market today that allow surgeons to interoperatively monitor the temperature of the circulating fluid in the joint.

        Soft-Tissue Fixation.    The acquisitions of Atlantech and Opus Medical, in 2002 and 2004, respectively, provided the foundation for ArthroCare's Soft-Tissue Fixation products. Today the Soft-Tissue Fixation product portfolio includes a broad line of specialized implants and instruments, including knotless and traditional anchors for rotator cuff and labrum repairs in the shoulder, screws for ligament reconstruction in the knee, a variety of arthroscopic suture passers, and a full offering of associated reusable hand-held instruments, procedural kits, and accessories. ArthroCare's Soft Tissue Fixation technologies are designed to enable surgeons to more efficiently and effectively complete repairs arthroscopically that previously may have only been possible using open surgical techniques. On December 31, 2012, we entered into a contract to acquire Eleven Blade Solutions Inc. that will add an all-suture soft anchor technology to our soft-tissue fixation portfolio that can be used in a variety of Sports Medicine procedures.

ENT

  Overview

        In ENT, we focus on the development, production and marketing of surgical products used in the treatment of conditions typically performed by ENT surgeons. Our ENT product sales accounted for 28.7 percent, 28.2 percent, and 26.5 percent of our total revenue during 2012, 2011 and 2010, respectively. One of the most common ENT procedures which utilize our products is the removal of tonsils and adenoids, and according to the Truven Health MarketScan® Database there are more than 700,000 tonsillectomies performed in the U.S. each year. Other commonly performed ENT procedures include endoscopic sinus surgery, turbinate reduction and procedures to treat sleep disorders. These procedures are performed by ENT surgeons in hospitals and ambulatory surgery centers. Historically, monopolar electrocautery devices, or bovies, were the standard surgical tool used for the removal, or ablation, of soft tissue and cauterization during ENT procedures. We have developed a variety of products for use by ENT surgeons for general head, neck and oral surgical procedures, including sinus surgery, the treatment of snoring, reduction of nasal turbinates, and tonsil and adenoid removal. Today, we estimate that approximately 30 percent of all US tonsil and adenoid procedures are performed using our products.

  Our ENT Products

        Coblation.    We market three categories of disposable devices, or wands, to address the ENT market—suction wands, channeling wands and excision wands, each of which use Coblation technology and provide significant benefits over bovies and similar devices. During a tonsillectomy, suction wands simultaneously ablate and remove tissue providing the surgeon enhanced visibility and shorter anesthesia time. Channeling wands provide controlled ablation and thermal coagulation during turbinate reduction procedures to relieve nasal obstructions and stiffen the soft palate for the treatment of snoring. Excision wands provide precise dissection of soft tissue with minimal damage to surrounding tissue.

        Nasal Dressings.    In 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc., or ATI, a maker of sinus surgery treatment products, that are complementary to our ENT devices. ATI's carboxymethyl-cellulose based packing and tamponade products are used in situations of significant nosebleed, or epistaxis, treatments which are treated in an emergency room setting or surgicenter. Our Rapid Rhino® product line includes the dissolvable Stammberger Sinus Dressing and Sinu Knit, which are used after endoscopic sinus surgery to control minor bleeding, facilitate epithelial healing and preserve the spatial integrity of the sinus area. Our Rapid Rhino product line also includes epistaxis balloon tamponade products, which are used primarily in the hospital emergency room environment to control severe nosebleeds.

Other

        We develop, produce and market surgical products used in other procedures. Other product sales accounted for 2.5 percent, 2.7 percent and 3.5 percent of our total revenue during 2012, 2011 and 2010, respectively.

        SpineWand® Product Line.    The SpineWand devices use Coblation technology to treat soft tissue (intervertebral disc and vertebrae) conditions in the spine. Disc decompression, a common soft tissue minimally-invasive treatment for herniated discs, involves the removal of disc material either through a narrow tube, or cannula, or through a small surgical incision. Our Plasma Disc Decompression, or PDD, SpineWands are used for the treatment of contained herniated discs. The PDD SpineWands remove portions of these herniated discs to relieve pressure on major spinal nerves in either large or small disc spaces, and allow the removal of soft tissue in the spine through a much smaller incision.

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

Our Customers and Competition

        Our primary customers across all of our product areas are surgeons and other specialized medical professionals who utilize our products to treat their patients. Our primary competitors include Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson, Olympus (through their subsidiary Gyrus) and Arthrex, Inc. These competitors tend to be large, well-financed companies with diverse product lines.

        In the Sports Medicine market, we also compete directly with competitors to whom we have licensed our technology.

        For additional discussion of the risks and considerations concerning our competition, see "Part I—Item 1A—Risk Factors."

Our Distribution Network

  Distribution in the Americas

        We sell our Sports Medicine products in North America through a network of employee sales representatives and independent sales agents. We sell our ENT products in the U.S. exclusively through employee sales representatives. As of December 31, 2012, for these two core business areas our Americas sales organization approximated 260 people, including sales management. In South America, we sell our products through independent distributors. Sales in the Americas accounted for 68.4 percent, 69.0 percent and 72.0 percent of our consolidated product sales during 2012, 2011 and 2010, respectively. We continually evaluate the regional and territorial performance in order to maximize our ability to cover and increase our customer base and improve the efficiency of our product sales efforts. For the year ended December 31, 2012, approximately 54 percent of Americas product sales in dollars were from employee sales representatives and the remainder was from independent sales agents or distributors.

  Distribution in International

        International sales accounted for 31.6 percent, 31.0 percent and 28.0 percent of our consolidated product sales during 2012, 2011 and 2010, respectively. In several countries in Western Europe and in Australia and Singapore, we have subsidiaries that sell our products direct to end users of our products. In other markets, we sell our products to independent distributors who import and sell our products in the country to end users or other sub-distributors who retain the risk of inventory obsolescence and collection from their customers. We may expand the number of markets where we sell our products direct to end users in the future.

        For the year ended December 31, 2012, approximately 80.1 percent of international sales were derived from direct markets where we manage the relationship with our end customers and the remainder of our International sales are to independent distributors and agents.

Geographic Information

        Product sales and long-lived assets attributable to significant geographic areas are presented in Note 17, "Segment Information" in the notes to the consolidated financial statements.

Research and Development

        We conduct our research and development activities in the U.S. on two campuses in Irvine, California and Austin, Texas. Research and development expenses as reported includes experimental research, new product development, process enhancements, process engineering, quality engineering, regulatory affairs and clinical studies and were in aggregate 8.7 percent, 8.2 percent and 10.1 percent of our total revenues during 2012, 2011 and 2010, respectively. Our efforts are focused on:

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

        To facilitate our research and development efforts, we routinely receive feedback from physicians who use our products and consult with product area specific Scientific Advisory Boards, which are comprised of experienced physicians, surgeons and scientists who advise us on our products, current and prospective, and other areas relating to our medical devices. These medical professionals are valued contributors and advisors to our research and development process and their feedback allows us to achieve significant strides in our product development.

Manufacturing and Supply

        Our products are primarily manufactured at our facility located in San Jose, Costa Rica. We believe our existing operations will provide adequate capacity for our manufacturing needs at least through 2013.

        We have established manufacturing process and quality assurance systems in conformance with the International Organization for Standardization's ISO 13485:2003 standard, the U.S. Food and Drug Administration's, or FDA, Quality System Regulation, 21 CFR Part 820 and we are certified under the Canadian Medical Devices Conformity Assessment System. Our facilities are in conformance with domestic and international regulatory requirements that apply to medical device manufacturers and subject to audits by FDA, Technischer Überwachungs-Verein, or TUV, a Notified Body per the Medical Device Directive for the European Union, and other regulatory agencies representing countries in which our products are registered to be sold.

        Our products are manufactured from several components, most of which are supplied to us from third parties. Many of the components we use in the manufacture of our products are available from more than one qualified supplier. For some components, however, there are relatively few alternative sources of supply and the establishment of additional or replacement suppliers may not be accomplished quickly. In some cases, we rely upon a single supplier for a component. In such cases, a disruption from our single supply source could materially affect and disrupt our ability to manufacture and distribute certain of our products, as we experienced in the latter half of 2011 with our Rapid Rhino products.

Patents and Proprietary Rights

        We own 171 issued U.S. patents and 197 issued international patents. In addition, we have 110 U.S. and international pending patent applications. We believe our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures. In addition, our issued patents are directed at many of the core features of our acquired technologies from Opus, Atlantech, Parallax and ATI. Our earliest Coblation-related patents expired in January of 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2015. A portion of license royalty revenue is associated with license grants from patents rights that extend beyond 2017.

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

        Unless an exemption applies, generally, before we can introduce a new medical device or a new use for a medical device into the U.S. market, we must obtain FDA clearance of a premarket notification 510(k) or obtain premarket approval, or PMA. If we can establish that our device is "substantially equivalent" to a pre-amendment or previously cleared device for which the FDA has not called for premarket approvals, we may seek clearance from the FDA to market the device by submitting a 510(k). The 510(k) requires the support of appropriate data, including, in some cases, clinical data establishing the claim of substantial equivalence to the satisfaction of the FDA. Where a product is not deemed as substantially equivalent to a pre-amendment or previously cleared device, a more rigorous premarket approval process, or a PMA process, is required. This PMA process requires us to independently demonstrate that the new medical device is safe and effective by collecting data regarding design, materials, bench and animal testing, and human clinical data for the medical device. Only if the FDA determines there is reasonable assurance that the medical device is safe and effective, will the FDA authorize the device's commercial release. The premarket approval process is much more detailed, time-consuming and expensive than the 510(k) process.

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

        In a qui tam suit, the private plaintiff is responsible for initiating a lawsuit that may eventually lead to the government recovering what it paid as a result of allegedly false claims. After the private plaintiff has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and become the primary prosecutor. In the event the government declines to join the lawsuit, the private plaintiff may choose to pursue the case alone, in which case the private plaintiff's counsel will have primary control over the prosecution (although the government must be kept apprised of the progress of the lawsuit and will still receive at least 70% of any recovered amounts). Qui tam complaints are filed under seal and generally remain under seal during the pendency of an investigation of the allegations. During that time, certain documents filed by the private plaintiff may not be accessible or certain documents and/or information may only be provided subject to an order of the presiding court that disallows publicly disclosing the existence of or any details relating to the proceeding until the case is unsealed.

        In return for bringing the suit on the government's behalf, the statute provides that the private plaintiff is to receive up to 30% of the recovered amount from the litigation proceeds if the litigation is successful. The number of qui tam suits brought against health care providers has increased dramatically. In addition, many states have enacted laws modeled after the False Claims Act that allow those states to recover money which was fraudulently obtained by a health care provider from the state (e.g., Medicaid funds provided by the state).

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

  International

        International sales of our products are also subject to extensive regulation. The regulatory review process varies from country to country. The member countries of the European Union, or EU, have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain the CE mark for their products. We have authorization to apply the CE mark to substantially all of our products. Additionally, we have obtained regulatory clearance to market our key products throughout other countries. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country. Other international laws such as the U.K. Anti-Bribery Act provide further restrictions on interactions with physicians and other potential customers.

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

Impact of Business Outside of the U.S.

        Our operations in countries outside the U.S. are accompanied by certain financial and other risks. Relationships with customers and effective terms of sale vary by country, sometimes with longer payment terms on receivables than are typical in the U.S. Currency exchange rate fluctuations can affect the U.S. dollar value of net sales from, and profitability of, our operations outside the U.S. See "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk" and Note 17, "Segment Information" in the notes to the consolidated financial statements.

Product Liability Risk and Insurance Coverage

        The development, manufacture and sale of medical products entail significant risk of product liability claims. Historically our product liability insurance coverage limits have been adequate to protect us from significant liabilities being imposed on us in connection with product liability claims. However, we cannot be assured that our current product liability insurance coverage limits will continue to be adequate, and we may require increased product liability coverage as products are successfully commercialized in additional applications. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. A successful product liability claim or series of claims brought against us in excess of our insurance coverage could have a material adverse effect on our business, financial condition, results of operations and our ability to attract and retain customers for our products. We also have directors and officers, comprehensive general liability, cargo, business property and interruption, worker compensation, employed lawyers, employment practices, crime, and special contingency insurance coverage.

Employees

        We have approximately 1,700 employees. In North America, we have approximately 450 employees, of which 19 were engaged in supply and logistics activities, 153 in research and development, process engineering, clinical affairs, regulatory affairs and quality assurance activities, 199 in sales, customer service and marketing activities, and 80 in administration, finance and corporate support functions. In Europe and Asia Pacific, we had approximately 225 employees responsible for our international markets. In Costa Rica, we had approximately 1,025 employees engaged in manufacturing and plant management. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.

Where You Can Find Additional Information

        We maintain an internet website at www.arthrocare.com. On our website, we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

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

The restatement of our previous financial statements announced in 2008 and completed in 2009, the Audit Committee's review of certain accounting, financial reporting and insurance billing and healthcare compliance practices and the DOJ and other investigations, legal and administrative proceedings have increased our costs and could result in fines, injunctions, orders, and penalties which could materially adversely affect our business, financial condition, results of operations, and liquidity.

        As of December 31, 2012, we have settled or reached settlement on all known proceedings against the Company arising from the restatement or the Review with the exception of the ongoing investigation by the Department of Justice, or the DOJ investigation. See Note 10, "Litigation and Contingencies," in the notes to the consolidated financial statements. We have incurred substantial costs and expenses related to the Audit Committee's review of certain accounting, financial and reporting and insurance billing and healthcare compliance practices, and resulting investigations, proceedings, and indemnity obligations to former officers and to certain other employees and former employees. These matters may continue to divert our management's time and attention periodically and cause us to continue to incur substantial costs and expenses which will be funded without the benefit of further insurance coverage.

        The DOJ investigation could also lead to fines, injunctions or orders with respect to future activities. We could incur substantial additional costs to defend and resolve the investigation or proceedings arising out of or related to the investigation. Two of our former officers have been indicted by the DOJ and we could incur substantial additional costs advancing legal defense costs to these former officers as required by indemnity obligations with these former officers. In addition, we could be exposed to enforcement or other actions upon completion of the DOJ investigation. At this point, we are unable to predict the scope or result of the investigation or whether any other federal or state agencies will commence any further investigation or legal action. Any such investigations may result in us being subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity. We had entered into a statute of limitations tolling agreement with the DOJ effective until February 1, 2013. On January 30, 2013, we and the DOJ mutually agreed to extend the tolling of the statute of limitations to March 1, 2013.

We are subject to substantial government regulation that could have a material adverse effect on our business. Our failure to comply with extensive and evolving government regulations and laws could result in enforcement actions and subject us to civil or criminal penalties and materially adversely affect our business, results of operations and financial condition.

        Our medical device products and operations are subject to extensive regulation by numerous governmental authorities both in the U.S. and abroad. See "Business—Government Regulation" for further details on such regulation. Government regulations and foreign requirements specific to medical devices are wide ranging and govern, among other things: design, development and manufacturing; testing, labeling and storage; clinical trials; product safety; marketing, sales and distribution; pre-market clearance and approval; record keeping procedures; advertising and promotions; recalls and field corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; and product import and export.

        During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. We are subject to numerous federal and state regulations. As part of our internal compliance program, we review our sales and marketing materials, contracts and programs with counsel, and require employees and marketing representatives to participate in regular training. We also have adopted and train our personnel on the Code of Ethics on Interactions with Health Care Professionals promulgated by the Advanced Medical Technology Association or AdvaMed, a leading trade association representing medical device manufacturers. We believe our Code of Business Conduct and Ethics (the "Code of Ethics") qualifies as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and under the current Federal Sentencing Guidelines and the U.S. Department of Health and Human Services Office of Inspector General's Compliance Program Guidance for Pharmaceutical Manufacturers (68 FR 23731 (May 5, 2003)) applicable to medical device companies. The Code of Ethics applies to all of our directors, officers, employees and agents and serves as an essential element of our Corporate Compliance Program. However, we can give no assurances that our compliance program will ensure that the Company is in compliance with existing or future applicable laws and regulations. If our compliance program fails to meet its objectives, or if we otherwise fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We devote significant operational and managerial resources to comply with these laws and regulations. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our products and operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

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

        In addition, amendments to the False Claims Act have made it easier for private parties to bring "qui tam" whistleblower lawsuits against companies. Numerous states have adopted similar state whistleblower and false claims provisions. The federal False Claims Act provides incentives for private plaintiffs to initiate lawsuits that lead to the government recovering money of which it was defrauded by providing that a private plaintiff may receive up to 30% of the proceeds from a successful litigation. If we, as a defendant in a qui tam lawsuit, are found to have violated the False Claims Act, we could be subject to treble damages, civil monetary penalties for each false claim submitted and exclusion from the Medicare and Medicaid programs. In addition, we could be subject to criminal penalties under a variety of federal statutes to the extent that we knowingly violate legal requirements under federal health programs or otherwise present false or fraudulent claims or documentation to the government.

        The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act (PPACA) which was signed into law in March 2010, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. The PPACA legislation, among other things, imposes a new excise tax on medical device makers effective January 1, 2013 which will result in a reduction in our results of operations and our cash flows. Other elements of this legislation such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could significantly change the way healthcare is developed and delivered, and may materially impact many aspects of our business. We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations if any relating to health care fraud abuse laws and/or enforcement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

        The FDA, DOJ and other governmental authorities have broad enforcement powers, and if our operations are found to be in violation of any of the laws described above or any other governmental regulatory requirements, or if a governmental authority interprets the legality of one of our practices differently than we do, it could result in governmental agencies or a court taking action, which would adversely affect our business through any of the following: issuing public warning letters to us; imposing fines and penalties on us; obtaining an injunction preventing us from manufacturing or selling our products; bringing civil or criminal charges against us; delaying the introduction of our products into the market; delaying pending requests for clearance or approval of new uses or modifications to our existing products; recalling, detaining or seizing our products; or withdrawing or denying approvals or clearances for our products. For example, we and certain of our third-party suppliers are required to comply with the FDA's Quality System Regulation, ("QSR") which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We and our suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products in these jurisdictions. The FDA enforces the QSR through periodic and unannounced inspections of manufacturing facilities. If our facilities or those of our suppliers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the aforementioned actions.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, business, financial condition, results of operations and future growth prospects.

        Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology and our acquired technologies. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, as well as the use of Coblation technology in specific surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies (Opus, Atlantech and Applied Therapeutics, Inc.) Our earliest Coblation-related patent expired in January of 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2015. A portion of license royalty revenue is associated with license grants from patents rights that extend beyond 2017. However, one licensee asserted in early 2012 that their license obligations expired in January 2012. Subsequently, this dispute was resolved and the licensee will continue to pay royalties into 2015. However, other licensees may in the future similarly attempt to assert that their license obligations end at an earlier date than we believe which may lead us to incur significant legal and dispute resolution costs to defend our right to royalties under our existing licenses.

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

        We compete in a market characterized by rapidly changing technology. We may not be able to keep pace with technology or to develop viable new products. Our future financial performance will depend in part on our ability to develop and manufacture new products in a cost-effective manner, to introduce these products to the market on a timely basis, and to achieve market acceptance of these products. Factors which may result in delays of new product introductions or cancellation of our plans to manufacture and market new products include capital constraints, research and development delays, and delays in acquiring regulatory approvals. Our new products and new product introductions may fail to achieve expected levels of market acceptance. Factors impacting the level of market acceptance include our ability to successfully implement new technologies, the timeliness of our product introductions, our product pricing strategies, our available financial and technological resources for product promotion and development, our ability to show clinical benefit from our products, and the availability of coverage and reimbursement for our products as discussed in the risk factor titled "Changes in coverage and reimbursement for procedures using our products could affect use of our devices and our future revenue" below.

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

Until we resolve our contingencies, we may not have access to a cost effective credit facility and we will be required to fund our working capital needs and planned expenditures with cash on hand. Our ability to generate cash in the future depends on many factors including those factors described in this Annual Report.

        In the absence of a credit facility as a possible source of liquidity, our ability to meet our working capital needs and to fund capital expenditures will depend on our ability to generate cash from operations and effectively manage our cash balances. Our ability to continue to generate cash from operations is subject to general economic, financial, competitive and other factors that may be beyond our control. We are unable to predict the outcome of the ongoing DOJ investigation with which we are cooperating and this matter could have a material adverse effect on our liquidity and cash flows. See Note 10, "Litigation and Contingencies," in the notes to the consolidated financial statements for further discussion on this matter and other legal proceedings.

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

        The U.S. is the largest single market in which we sell our products. In the U.S., before we can market a new medical device, or a new use of, or claim for, or significant modification to an existing product, we must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, or approval of a Premarket Approval (PMA) submission from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. However, as was the case in our submission for 510(k) clearance of Coblator IQ ENT Plasma Wands, the FDA has a high degree of latitude when determining the amount of data it requires as part of determination and evaluation of submissions and may determine that a proposed device submitted for 510(k) clearance is not substantially equivalent, or NSE, to a predicate device.

        An FDA NSE determination means that the device is automatically reclassified into Class III and we cannot market the device unless it is either approved through the PMA process or reclassified into Class I or Class II based on a new 501(k) submission with supporting data. A new submission may require clinical data. In addition, under new changes instituted by the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, FDA may now change the classification of a medical device by administrative order, following a device classification panel meeting and public comment on the proposed reclassification. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. There is no assurance that we will be able to obtain FDA clearance or approval for any of our new products on a timely basis, or at all. Failure to obtain FDA clearance or approval for our new products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.

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

        The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. Any of these sanctions could impair our ability to produce our products in a cost-effective and timely manner in order to meet customer' demand. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

        In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgical centers and physicians for procedures using our products. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. Most recently, the American Taxpayer Relief Act (ATRA), signed into law in January 2013, froze the 2012 payment rates under the Medicare Physician Fee Schedule through 2013. If Congress fails to intervene to prevent the negative update factor in future years, the resulting decrease in payment may adversely affect our revenues and results of operations. In addition, ATRA, among other things, delays for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

        Market acceptance of our products in international markets would be dependent, in part, upon the availability of coverage and reimbursement within prevailing health care payment systems which vary significantly by country and may include both government sponsored health care and private insurance. We cannot assure investors that any reimbursement approvals will be obtained in a timely manner, if at all, or assess the impact on our business of any future changes, if any, that are made to coverage and reimbursement policies by government action in key international markets.

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

        We are dependent on warehouses in the U.S. and Belgium owned and operated by Deutsche Post DHL, Inc. Our ability to supply products to our customers in a timely manner and at acceptable commercial terms could be disrupted by factors such as fire, earthquake or any other natural disaster, work stoppages, disputes or difficulties between Deutsche Post DHL, Inc. and its employees, malfunctions in Deutsche Post DHL, Inc.'s information systems or disruptions in Deutsche Post DHL, Inc.'s shipping channels.

        Many of our business processes depend upon our information technology systems and the proper interaction with or interfacing with systems of third parties or with systems supplied by third parties. If those systems fail or are interrupted, or if our ability to connect to or interact with one or more networks is interrupted, our processes may not function properly or at all. In addition, our servers are vulnerable to computer viruses, unauthorized tampering and other disruptions. These occurrences could harm our ability to ship products, and our financial results would likely be adversely affected.

Our business is susceptible to risks associated with international operations.

        International operations are generally subject to a number of risks, including: protectionist laws, business practices, licenses, tariffs and other trade barriers that favor local competition; multiple, conflicting and changing governmental laws and regulations, such as tax laws regulating intercompany transactions; difficulties in managing foreign operations, including staffing, seasonality of operations, dependence on local vendors, and collecting accounts receivable; loss of proprietary information due to piracy, misappropriation or weaker laws regarding intellectual property protection; foreign currency uncertainties; and political and economic instability.

        To be able to market and sell our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue could be harmed.

        We derived 31.6 percent, 31.0 percent and 28.0 percent of our total product sales for the year ended December 31, 2012, 2011 and 2010, respectively, from customers located outside of the Americas and we expect international revenue to remain a significant percentage of total revenue. Historically, a majority of our international revenues and costs have been denominated in foreign currencies and we expect future international revenues and costs will be mostly denominated in foreign currencies.

Disruptions or other adverse developments at our Costa Rica facility could materially adversely affect our business.

        Our products are manufactured at our facility in an industrial park in San Jose, Costa Rica. We do not maintain redundant manufacturing facilities of sufficient scale to meet our current business needs in the event of a major disruption to our Costa Rica facility. If our Costa Rica facility is not able to produce sufficient quantities of our products with adequate quality, or if our Costa Rica operations are disrupted for any reason, then we may be forced to locate alternative manufacturing facilities, including facilities operated by third parties. Disruptions may include, but are not limited to: changes in the legal and regulatory environment in Costa Rica; slowdowns or work stoppages within the Costa Rican customs authorities; acts of God (including but not limited to potential disruptive effects from an active volcano near the facility or earthquakes, hurricanes and other natural disasters); and other issues associated with significant operations that are remote from our headquarters and operations centers. Additionally, continued growth in product sales could outpace the ability of our Costa Rican operation to supply ordered products on a timely basis or cause us to take actions within our supply and manufacturing operations which increase costs, complexity and timing. Locating alternative facilities would be time-consuming, would disrupt our production and cause shipment delays and could result in damage to our reputation and profitability. Additionally, we cannot assure you that alternative manufacturing facilities would offer the same cost structure as our Costa Rica facility.

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

        As previously reported, on September 1, 2009, an affiliate of One Equity Partners, or OEP, a private equity firm, acquired our Series A Preferred Stock. See "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in our 2009 Form 10-K for a description of this transaction. As a result of this transaction, OEP became the largest beneficial owner of our stock. At this time, assuming conversion of the Series A Preferred Stock to our Common Stock, including make-whole amounts as defined in the Certificate of Designation for the Series A Preferred Stock but excluding outstanding options and warrants held by other parties, OEP would represent an ownership interest of approximately 17.2 percent of our voting stock. In connection with this transaction, we expanded the Board of Directors to eight members and granted OEP the right to nominate two directors. Effective September 1, 2009, Messrs. Gregory Belinfanti and Christian Ahrens, both partners of OEP, were appointed to our Board of Directors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease facilities in Austin, Texas, which are used for general and administrative purposes, research and development activities, training, and may in the future be used for product or prototype manufacturing. Our leases in Austin, Texas generally will expire in 2022. We also have a lease for space in an Austin, Texas office building that was previously used as our corporate headquarters and has now been sub-leased. We lease a facility in Irvine, California, which is used for product and prototype development and this lease expires in March 2016. Internationally, we lease various facilities in support of local sales and marketing activities. We have access to a facility in Opglabbeek, Belgium that is used for controller servicing, returns processing, and product repackaging. In Costa Rica, we own a building located in a tax-advantaged business park which is used as our principal manufacturing location for our products.

        We believe these facilities, in addition to multiple less significant facilities leased in various countries around the world for sales and marketing purposes are adequate to conduct our current business.

ITEM 3.    LEGAL PROCEEDINGS

        In addition to the matters specifically described below, we are involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

        We record reserves for claims and lawsuits when the likelihood of a loss is probable and reasonably estimable. Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of or the amount of monetary damages sought as relief in the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized any potential liability that may result from these matters in our consolidated financial statements. The resolution of these matters could have a material adverse effect on our earnings, liquidity and financial condition.

        We continue to gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of legal counsel.

DOJ Investigation

        The Department of Justice ("DOJ") is investigating certain of our activities including past sales, accounting, and billing procedures primarily in relation to the operation of our Spine product sales. The DOJ is also reviewing our relationship with our DiscoCare subsidiary. We are cooperating with this investigation. In connection with such cooperation, and pursuant to a request from the DOJ, we entered into a statute of limitations tolling agreement with the DOJ effective until February 1, 2013. On January 30, 2013, also as part of its continuing cooperation, we entered into a second statute of limitations tolling agreement with DOJ effective until March 1, 2013. At this stage of the investigation, we cannot predict the ultimate outcome and are unable to estimate any potential liability we may incur.

False Claims Act Investigation

        We received a Civil Investigative Demand from the DOJ, requesting information related to the marketing of its radio-frequency ablation devices, which could implicate the False Claims Act, 31 U.S.C. § 3729. We are cooperating fully with the investigation, although no assurances can be given regarding the duration of the investigation or whether proceedings will be instituted against us. Management intends to represent our interests vigorously in this matter. At this stage of the investigation, however, management cannot predict the ultimate outcome of the investigation or any potential liability we may incur.

Shareholder Derivative Actions

        In 2008 and 2009 three derivative actions were filed in Federal court against us and our then-current directors alleging breach of fiduciary duty based on our alleged improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. These federal derivative actions were consolidated with the two securities class actions described below and designated In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

        In 2008 and 2009 three derivative actions were filed in Texas State District Court against us, our then current directors, and certain of our current and former officers. In these actions, certain of our shareholders alleged derivative claims on behalf of us that our directors and officers breached their fiduciary duties to shareholders by allowing improper financial reporting, failing to maintain adequate financial controls over revenue recognition, disseminating false financial statements, abuse of control, gross mismanagement, waste of corporate assets, and engaging in insider trading. On March 18, 2009, these three state shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-08-3484 (consolidated), Travis County District Court.

  Settlement of Federal and State Derivative Actions

        On December 8, 2011, the U.S. District Court for the Western District of Texas granted final approval to the settlement of the Federal Court and State Court derivative actions that were pending against ArthroCare's directors and officers. Under the terms of the settlement, our director and officer insurers collectively paid us $8.0 million on behalf of the individuals named as defendants in the Federal Court and State Court derivative actions to settle the State and Federal Derivative actions. The lawyers for the plaintiffs were awarded legal fees and costs from the Federal Court in an amount of $2.25 million. Under a related settlement, the directors' and officers' insurers paid us an additional $2.0 million for a broad mutual release by us and the insurers of any further rights or obligations under the directors' and officers' liability insurance policies. The settlement also contained certain mutually acceptable governance changes and the release by the individual officers and directors and former officers and directors who were parties to the derivative actions, of our directors' and officers' liability insurance carriers from any further rights or obligations under the applicable directors' and officers' liability insurance policies. On December 15, 2011, a dismissal with prejudice of the State derivative action was entered pursuant to the Settlement.

Private Securities Class Action

        In 2008, two putative securities class actions were filed in Federal court against us and certain of our former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding our internal controls, business, and financial results. On October 28, 2008 and thereafter, the two putative securities class actions and the federal shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

        We reached an agreement to settle the consolidated private securities class action suits which resolves all claims arising from the purchase or sale of ArthroCare securities of a class of all purchasers of ArthroCare common stock and call options, and sellers of put options on ArthroCare common stock between December 11, 2007 and February 18, 2009, inclusive (the Class), except those members of the Class who opt out, for a payment of $74 million to a settlement fund to be created for the settlement. Counsel for the plaintiff applied for and received an award of attorneys' fees and reimbursement of expenses from the settlement fund. On February 10, 2012, the Court entered an order of preliminary approval of the settlement and ordered that Notice be sent to all class members. Pursuant to the preliminary approval order, we paid the $74 million in settlement funds into the applicable settlement escrow account on February 23, 2012. The settlement was approved by the United States District Court for the Western District of Texas and entered as a final judgment on June 4, 2012.

ITEM 4.    MINE SAFTEY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table sets forth, for the periods indicated, the quarterly high and low sales prices of our Common stock as listed on the NASDAQ Composite Index.

	Year Ending December 31, 2012
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$32.63	$29.49	$32.81	$34.68
Low	23.54	24.13	27.21	29.33

	Year Ending December 31, 2011
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$35.27	$35.33	$34.77	$31.84
Low	27.82	32.31	27.98	25.56

        As of February 1, 2012, there were 173 holders of record of 28,044,142 shares of outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock or preferred stock in the foreseeable future.

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

        The Company may, at any time, cause an automatic conversion of all outstanding shares of Series A Preferred Stock upon no less than 10 days prior notice if all of the following events occur: closing sales price of the Common Stock equals or exceeds $35.00 per share (subject to adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for the prior 20 consecutive trading days; the Company is current on its reporting requirements with the SEC; the Company has an effective resale registration statement and related prospectus that permits the Common Stock issued upon such automatic conversion to be immediately resold thereunder; and the current investigation of the Company by the DOJ has been terminated, settled or finally adjudicated.

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

        We describe our equity compensation plans in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 22, 2013, which is hereby incorporated herein by reference.

PERFORMANCE GRAPH

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of ArthroCare under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

        The following graph shows a comparison of total stockholder return for holders of our common stock for the five years ended December 31, 2012 compared with the Nasdaq Stock Exchange, U.S. Index and the Nasdaq Health Services Index. This graph is presented pursuant to SEC rules. The information below is based on $100 invested on December 31, 2007, including reinvestment of dividends with fiscal years ending December 31. The stock prices of medical device companies like ours are subject to a number of factors, such as those discussed in "Part I—Item 1A—Risk Factors," above.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ArthroCare Corporation, the NASDAQ Composite Index, and the NASDAQ Health
Services Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
ArthroCare Corporation	100.00	9.93	49.32	64.64	65.93	71.99
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Health Services	100.00	75.94	86.81	88.01	72.95	83.15

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data (in thousands, except per share data) should be read in conjunction with "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statements of comprehensive income data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 have been derived from audited consolidated financial statements included elsewhere in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of Comprehensive Income:
Product sales(1)	$350,671	$338,319	$338,757	$308,493	$295,118
Royalties, fees and other	17,783	16,566	16,622	15,624	12,165
Total revenues	368,454	354,885	355,379	324,117	307,283
Gross profit	260,503	251,571	244,628	233,177	214,638
Operating expenses(2)	196,369	267,038	190,358	233,124	238,509
Net income (loss) from continuing operations	46,378	(2,813)	37,518	(5,296)	(24,582)
Net income (loss)	46,378	(902)	37,084	(5,777)	(35,025)
Net income (loss) applicable to common stockholders(3)	42,803	(4,318)	33,820	(33,822)	(35,025)
Net earnings (loss) per share from continuing operations applicable to common stockholders
Basic	$1.28	$(0.23)	$1.04	$(1.24)	$(0.92)
Diluted	$1.25	$(0.23)	$1.03	$(1.24)	$(0.92)
Net earnings (loss) per share applicable to common stockholders
Basic	$1.28	$(0.16)	$1.03	$(1.26)	$(1.32)
Diluted	$1.25	$(0.16)	$1.02	$(1.26)	$(1.32)

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents, restricted cash equivalents and investments	$218,787	$219,605	$132,536	$57,386	$37,980
Working capital(4)	287,730	222,742	191,939	106,267	43,406
Total assets	519,787	533,001	439,195	391,128	389,485
Long-term liabilities	20,554	18,951	13,979	5,147	10,058
Series A 3% Redeemable Convertible Preferred Stock	80,759	77,184	73,768	70,504	—
Total stockholders' equity	364,007	306,738	295,728	250,395	246,491

(1)
Product sales in 2010 include $6.6 million of previously deferred product sales and $2.1 million increased contract manufacturing sales when compared to 2011.

(2)
Operating expenses include $10.8 million, $80.8 million, $5.9 million, $34.9 million, and $17.0 million of investigation and restatement cost for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 respectively. 2011 Investigation and restatement cost include a $74 million accrual related to the settlement of the private securities class actions. 2011 Operating expenses also include exit costs of $8.3 million related to the relocation of our Sunnyvale, California office to Austin, Texas as well as $3.8 million of costs related to this event that did not qualify to be classified as exit costs.

(3)
The 2009 net loss applicable to common stock holders included a charge of $28.0 million related to the accretion of the beneficial conversion feature, preferred stock discount and accrued dividends on the Series A Preferred Stock compared to $3.6 million, $3.4 million and $3.3 million in 2012, 2011 and 2010, respectively.

(4)
Working capital in 2011 is net of $74 million accrued liability related to the settlement of the private securities class actions. See Note 10 in the consoidated financial statements

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

        We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business consists of one operating and reportable segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures. The product development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company. We organize and manage our sales and marketing functions according to geography and the surgical procedure that typically employs our products. Most of the Company's products are used in Sports Medicine or ENT procedures.

Key Financial Items, Trends and Uncertainties Affecting Our Business

        Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales Growth

        Our principal source of revenue has come from and is expected to continue to come from sales of disposable surgical devices and implants. Product sales are made through our employed sales representatives, independent sales agents and distributors. Reported product sales in 2010 included the recognition of $6.6 million of product sales that had been previously deferred pending the outcome of certain contract matters. Excluding the impact of the deferred revenue recognized in 2010, product sales growth for 2012, 2011 and 2010 was 3.7 percent, 1.8 percent and 7.7 percent, respectively.

        In 2012, 2011 and 2010, International sales comprised 31.6 percent, 31.0 percent and 28.0 percent of our consolidated product sales. Changes in the U.S. dollar exchange rate of foreign currencies in which we operate reduced the U.S dollar value of product sales by $3.8 million in 2012, increased product sales by $5.9 million in 2011 and increased product sales $0.2 million in 2010. In constant currency, product sales increased 4.8 percent, decreased 1.9 percent and increased 9.7 percent for the years ended 2012, 2011 and 2010. Management believes percentage sales growth in constant currency is an important metric for evaluating our operations because the impact of changing foreign currency exchange rates may not provide an accurate baseline for analyzing trends in our business. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates. Percentage sales growth in constant currency is calculated by translating current year sales at prior year average foreign currency exchange rates. Constant currency is a non-GAAP measure and should not be considered as a substitute for measures prepared in accordance with GAAP.

        We contract manufacture disposable surgical devices and implants based on our technologies for other medical devices companies which is included in product sales. Product sales from contract manufacturing for the years ended December 31, 2012, 2011 and 2010 were $23.8 million, $23.5 million and $25.6 million, respectively.

        We also generate revenue from royalties from licensing our products and technology to other companies, and earn other revenues from shipping and handling costs billed to customers.

Gross Product Margin

        Gross product margin as a percentage of product sales in 2012, 2011, and 2010 was 69.2 percent, 69.5 percent and 67.3 percent, respectively. Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel and costs of product shipped to our customers. Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life. Our manufactured products are mostly produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility. Most of our product manufacturing costs are incurred in U.S. dollars.

        The comparability of gross product margin between periods will be impacted by several items, including the mix between proprietary and contract manufactured product sales; the stability of the average sales price we realize on proprietary products; changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars; changes in the estimated percentage of engineering activities related to manufacturing process design or improvement; and changes in our product emphasis which could result in excess and obsolescence charges being included in the cost of product sales in a particular period. The Patient Protection and Affordable Care Act which was signed into law in March 2010 imposes a new excise tax on our U.S. product sales from January 1, 2013, which will lower our gross product margin beginning in 2013.

Operating Margin

        Operating margin is our income from operations as a percentage of total revenues. The key operating expenses incurred in connection with our ongoing business activities are research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets. We also incur investigation and restatement-related costs in connection with the DOJ investigation concerning us as discussed in Note 10 to our consolidated financial statements and indemnification costs associated with certain of our former officers. Operating margin for 2012, 2011 and 2010 was 17.4 percent, negative 4.4 percent and 15.3 percent, respectively.

        Under the short-term incentive plan for 2012 approved by our Board of Directors, Adjusted Operating Margin is a key metric for purposes of evaluating management's performance. Adjusted Operating Margin is Operating Margin adjusted for investigation and restatement related costs. Investigation and restatement related costs were 2.9 percent, 22.8 percent and 1.7 percent of total revenue for 2012, 2011 and 2010 respectively, and Adjusted Operating Margin was 20.3 percent, 18.4 percent and 16.9 percent for these same periods. Adjusted Operating Margin is a non-GAAP measure of profitability and it should not be considered as a substitute for measures prepared in accordance with GAAP.

        We completed the relocation of our Sunnyvale, California operations to Austin, Texas in December of 2011. In the second quarter of 2012, the Company entered into a sublease for its former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million. In 2011 we incurred $8.3 million in exit costs and we reported an additional $3.8 million of aggregate costs related to the relocation of our Sunnyvale, California activities to Austin, Texas that did not meet the definition of exit costs. This included costs of product sales of $0.4 million, research and development costs of $1.4 million; sales and marketing costs of $0.5 million; and, general and administrative costs of $1.5 million. These expenses include accelerated amortization of leasehold improvements related to facilities that ceased to be used upon completion of the relocation; personnel recruiting and training expense; and, duplicate rent and employee cost, offset by forfeited stock compensation.

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

        Our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we have a tax holiday that extends through December 2015. In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets, which amounted to $43.3 million as of December 31, 2012.

Results of Operations

Overview of our Results of Operations

        Results of operations for the three years ended December 31, 2012, 2011 and 2010 (in thousands, except percentages and per-share data) were as follows:

	Year Ended December 31,
	2012		2011		2010
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
Revenues:
Product sales	$350,671	95.2%	$338,319	95.3%	$338,757	95.3%
Royalties, fees and other	17,783	4.8%	16,566	4.7%	16,622	4.7%

Total revenues	368,454	100.0%	354,885	100.0%	355,379	100.0%
Cost of product sales	107,951	29.3%	103,314	29.1%	110,751	31.2%

Gross profit	260,503	70.7%	251,571	70.9%	244,628	68.8%

Operating expenses:
Research and development	32,146	8.7%	28,932	8.2%	35,846	10.1%
Sales and marketing	116,127	31.5%	108,621	30.6%	107,852	30.3%
General and administrative	33,212	9.0%	35,069	9.9%	35,534	10.0%
Amortization of intangible assets	4,857	1.3%	5,291	1.5%	5,237	1.5%
Exit costs	(778)	-0.2%	8,300	2.3%	—	0.0%
Investigation and restatement- related costs	10,805	2.9%	80,825	22.8%	5,889	1.7%

Total operating expenses	196,369	53.3%	267,038	75.2%	190,358	53.6%

Income (loss) from operations	64,134	17.4%	(15,467)	-4.4%	54,270	15.3%
Other income, net	678		14		216
Bank fees	(848)		(622)		(769)
Foreign exchange gain (loss), net	(257)		(723)		(3,311)

Total other expense	(427)		(1,331)		(3,864)

Income (loss) from continuing operations before income taxes	63,707		(16,798)		50,406
Income tax provision (benefit)	17,329		(13,985)		12,888

Net income (loss) from continuing operations	46,378		(2,813)		37,518
Loss from discontinued operations, net of taxes	—		1,911		(434)

Net income (loss)	46,378		(902)		37,084
Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(3,575)		(3,416)		(3,264)

Net income (loss) applicable to common stockholders	42,803		(4,318)		33,820

Other comprehensive income
Foreign currency adjustments	685		369		2,601

Total comprehensive income	$47,063		$(533)		$39,685

Weighted-average shares outstanding:
Basic	27,752		27,382		27,006
Diluted	28,454		27,382		27,348
Earnings (loss) per share from continuing operations applicable to common stockholders:
Basic	$1.28		$(0.23)		$1.04

Diluted	$1.25		$(0.23)		$1.03

Earnings (loss) per share applicable to common stockholders:
Basic	$1.28		$(0.16)		$1.03

Diluted	$1.25		$(0.16)		$1.02

2012 Comparison with 2011

Product Sales

        Product sales by each of our product groups and geographic markets for the years ended December 31, 2012 and 2011 are as follows (in thousands, except percentages):

	Year Ended December 31, 2012				Year Ended December 31, 2011
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Product Sales	% Net Product Sales
Sports Medicine	$155,164	$80,631	$235,795	67.3%	$149,010	$79,337	$228,347	67.5%
ENT	82,880	22,835	105,715	30.1%	81,810	18,429	100,239	29.6%
Other	1,831	7,330	9,161	2.6%	2,785	6,948	9,733	2.9%

Total Product Sales	$239,875	$110,796	$350,671	100.0%	$233,605	$104,714	$338,319	100.0%

% Net Product Sales	68.4%	31.6%	100.0%		69.0%	31.0%	100.0%

        Worldwide Sports Medicine sales increased $7.4 million, or 3.3 percent in 2012 compared to 2011. In constant currency, Sports Medicine product sales increased 4.5 percent in 2012 compared to 2011.

        Americas Sports Medicine product sales increased $6.2 million in 2012 compared to 2011. Americas Sports Medicine proprietary product sales increased $5.9 million or 4.6 percent in 2012 primarily as a result of recently launched new Coblation and fixation products and distribution changes made in late 2011 and early 2012 which converted former stocking distributor territories in the U.S. to sales agency territories. Contract manufactured product sales increased $0.3 million, or 1.4 percent, in 2012.

        International Sports Medicine product sales increased $1.3 million or 1.6 percent in 2012 compared to 2011. Product sales growth in Asia Pacific was partially offset by lower reported product sales in European markets due to the effect of a stronger U.S. dollar and lower southern European distributor sales. In constant currency, International Sports Medicine product sales increased $4.2 million, or 5.3 percent.

        Worldwide ENT product sales increased $5.5 million, or 5.5 percent, in 2012 compared to 2011. In constant currency, ENT product sales increased 6.0 percent in 2012 compared to 2011.

        Americas ENT sales increased $1.1 million, or 1.3 percent, in 2012 compared to 2011. ENT product sales in 2011 were lower as a result of product supply issues affecting the Rapid Rhino product line that resulted in backorders in late 2011. In 2012, Rapid Rhino backorders from late 2011 were filled and product sales of Rapid Rhino stabilized in the latter half of 2012. Partially offsetting the higher 2012 Rapid Rhino product sales was lower Coblation product sales, particularly of our tonsil and adenoid products.

        International ENT product sales increased $4.4 million, or 23.9 percent, in 2012 compared to 2011. The increase in International ENT product sales increase was primarily related to an increase in Asia Pacific product sales, most notably in Australia and China. In constant currency, International ENT product sales increased $4.9 million, or 26.7 percent.

        Worldwide Other product sales decreased $0.6 million in 2012, when compared to 2011 as lower Spine sales in the Americas was partially offset by higher Spine sales in International markets. In 2012, Other product sales were less than 3 percent of total product sales.

Royalties, Fees and Other Revenues

        Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology along with shipping and handling costs billed to customers and was 4.8 percent and 4.7 percent of total revenues for 2012 and 2011 respectively.

Cost of Product Sales

        Cost of product sales for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Year Ended December 31,
	2012		2011
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$92,490	26.4%	$86,843	25.6%
Controller amortization	8,425	2.4%	8,830	2.6%
Other	7,036	2.0%	7,641	2.3%

Total Cost of Product Sales	$107,951	30.8%	$103,314	30.5%

        Gross product margin as a percentage of product sales was 69.2 percent in 2012 compared to 69.5 percent in 2011. The decrease in gross product margin for 2012 was due to lower reported International product sales due to the weakening of the euro, British pound and Australian dollar against the U.S. dollar, partially offset by lower controller amortization and other costs.

Operating Expenses

        Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2012		2011
	Dollars	% Total Revenue	Dollars	% Total Revenue
Research and development	$32,146	8.7%	$28,932	8.2%
Sales and marketing	116,127	31.5%	108,621	30.6%
General and administrative	33,212	9.0%	35,069	9.9%
Amortization of intangible assets	4,857	1.3%	5,291	1.5%
Exit costs	(778)	-0.2%	8,300	2.3%
Investigation and restatement related costs	10,805	2.9%	80,825	22.8%

Total operating expenses	$196,369	53.3%	$267,038	75.2%

        Research and development expense increased $3.2 million during 2012 compared to 2011. The increase in research and development cost in 2012 is due to higher Sports Medicine product development cost and a higher proportion of engineering personnel involved in research and development activities when compared to 2011. In 2011, research and development expense includes $1.4 million of accelerated depreciation and other costs resulting from the relocation of our Sunnyvale, California offices to Austin, Texas that did not qualify could be classified as exit costs.

        Sales and marketing expense increased to 31.5 percent of total revenue in 2012 compared to 30.6 percent of total revenue in 2011. The increase was primarily a result of expanding our International sales infrastructure. In 2012, we began new direct market sales activities in the Netherlands, Belgium, and Finland and we also increased our sales and marketing activities in the Asia Pacific region.

        General and administrative expense decreased $1.9 million in 2012 when compared to 2011. General and administrative costs in 2011 included approximately $1.5 million related to accelerated depreciation and other costs resulting from the relocation of our Sunnyvale, California activities that did not qualify to be classified as exit costs.

        Exit costs were associated with the relocation of our Sunnyvale, California facilities to Austin, Texas which started in April, 2011. All activities associated with the Sunnyvale campus closure and relocation were completed as of 2011.

        Investigation and restatement expenses in 2011 included $74 million related to the settlement of the private securities class actions pending against us. In 2012, legal costs associated with the DOJ investigation concerning us as discussed in Note 10 to our consolidated financial statements and indemnification costs associated with certain of our former officers increased due to an increase in activities related to those matters. We expect to continue to incur additional legal costs related to our indemnification agreements with certain former officers and in connection with the matters described in Note 10 of our consolidated financial statements.

  Interest and Other Expense, Net

        Interest and other expense for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Interest and other income, net	$678	$14
Bank fees	(848)	(622)
Foreign exchange loss, net	(257)	(723)

Total other expense	$(427)	$(1,331)

        Other expense decreased $0.9 million in 2012 when compared to 2011 as a result of lower foreign exchange losses and higher other income related to gains on the sale of previously impaired assets.

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

Income Tax Provision (Benefit)

        Our effective tax rate in 2012 was 27.2 percent compared to 83.3 percent in 2011. In 2012, the tax rate differed from the federal rate of 35% due primarily to lower statutory tax rates in foreign jurisdictions. In 2011, we incurred a pre-tax loss in the US of $44 million due to the settlement of the private securities class action which was partially offset by pre-tax income of $27 million in jurisdictions outside the U.S. where the corporate tax rates are lower than in the U.S., such as Costa Rica where we currently have a tax holiday.

        The Company's result of operations reflect an income tax benefit from the federal research and development tax credit for the years ended December 31, 2011 and 2010. The results of operations for the year ended December 31, 2012 do not reflect an income tax benefit related to the tax credit as the credit expired on December 31, 2011. However, the tax credit was extended by the signing of the American Taxpayer Relief Act of 2012 ("Act") on January 2, 2013.

2011 Comparison with 2010

Product Sales

        Product sales consist principally of sales of disposable surgical devices and implants. Product sales by each of our product groups and geographic markets for the years ended December 31, 2011 and 2010 are as follows (in thousands, except percentages):

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

        Worldwide Sports Medicine product sales decreased $3.6 million, or 1.6 percent, in 2011 compared to 2010. Americas product sales decreased $5.2 million or 3.4 percent, net of the $6.6 million of product sales recognized in the first quarter of 2010 that had been previously deferred pending the outcome of certain contract matters. Contract manufactured product sales, which is reported as part of the Americas, decreased by $2.1 million in 2011. Proprietary Sports Medicine product sales in the Americas decreased by $3.1 million in 2011 when compared to 2010, as sales to stocking distributors were $3.4 million lower in 2011 than in 2010. In 2011, we initiated changes in our Americas Sports Medicine sales organization which included converting certain of our stocking distributors to sales agents. As a result of this initiative, product sales in the affected territories were lower as stocking distributors sold off their inventories on hand. International Sports Medicine product sales increased $8.2 million, or 11.6 percent in 2011 versus 2010 as a result of a combination of the translation effect of a weaker U.S. dollar, higher sales volumes and higher average selling prices.

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

        Across all product areas, International product sales increased $10.0 million, or 10.5 percent, in 2011 compared to 2010. Changes in foreign currency rates increased the U.S. dollar reported value of International's local currency product sales by $5.7 million. In our direct markets, product sales increased $6.9 million in 2011, while sales to distributors increased $3.8 million. In 2011, direct markets represented approximately 71 percent of International product sales, respectively, compared to 72 percent in 2010.

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

Operating Expenses

        Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2011		2010
	Dollars	% Total Revenue	Dollars	% Total Revenue
Research and development	$28,932	8.2%	$35,846	10.1%
Sales and marketing	108,621	30.6%	107,852	30.3%
General and administrative	35,069	9.9%	35,534	10.0%
Amortization of intangible assets	5,291	1.5%	5,237	1.5%
Exit costs	8,300	2.3%	—	0.0%
Investigation and restatement related costs	80,825	22.8%	5,889	1.7%

Total operating expenses	$267,038	75.2%	$190,358	53.6%

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

        Investigation and restatement expenses increased to $80.8 million in 2011 which includes $74 million for the proposed settlement of the private securities class actions against us. Indemnification costs of our former officers increased $3.2 million and legal defense cost related to the various contingent matters increased $5.4 million in 2011 when compared 2010. Investigation and restatement expenses were offset by $7.8 million in proceeds from the settlement of the derivative actions net of court awarded plaintiff attorneys fees.

Interest and Other Expense, Net

        Interest and other expense for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2011	2010
Interest and other income, net	$14	$216
Bank fees	(622)	(769)
Foreign exchange gain (loss), net	(723)	(3,311)

Total other income (expense)	$(1,331)	$(3,864)

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

Discontinued Operations

        In the fourth quarter of 2010, we determined that our non-Coblation spine products (our Parallax and Contour product lines) met the criteria under generally accepted accounting principles to be reported as discontinued operations. We completed the sale on June 30, 2011 for cash proceeds of $5.5 million and recorded a pre-tax gain of $2.2 million or $1.3 million after tax.

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

Liquidity and Capital Resources

        Our operating cash flow has historically been affected by the overall profitability of the sales of our products, our ability to collect from customers in a timely manner, and our ability to efficiently implement our acquisition strategy and manage costs. Until we resolve the DOJ investigation

(see Note 10 in our consolidated financial statements) we may not have cost effective access to credit facilities and will be required to fund our needs through cash flows from operations and cash on hand. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term or long-term normal operating liquidity requirements, excluding the uncertainty related to the ongoing DOJ investigation to which we are a party.

Cash Flows and Working Capital for the Year Ended December 31, 2012 compared to the year ended December 31, 2011

        As of December 31, 2012 we had $287.7 million in working capital compared to $222.7 million at December 31, 2011. Our cash and cash equivalents balance was $218.8 million at December 31, 2012 and $219.6 million at December 31, 2011, the majority of which are held in U.S bank accounts. In the first quarter of 2012, we paid $74 million to settle the private securities class actions as discussed in Note 10 of our consolidated financial statements.

        Cash provided by operating activities for the year ended December 31, 2012 was $6.3 million and differed from net income primarily as a result of settling the private securities class action in the first quarter of 2012, which we accrued in the fourth quarter of 2011, depreciation and amortization expense, stock based compensation expense, offset by increased inventories. Adjusting for the funding of the $74 million settlement of the private securities class actions, cash provided by operating activities for 2012 would have been $80.3 million compared to $84.6 million in 2011.

        Cash used by investing activities for the year ended December 31, 2012 was $11.8 million and consisted of $10.5 million in property and equipment purchases and $1.3 million paid to acquire an orthopedic sales and marketing entity in Finland. Cash used by investing activities was $5.7 million for the year ended December 31, 2011 and consisted of $13.5 million in purchases of property and equipment offset by the sales of our non-Coblation spine assets for $5.5 million, and proceeds from the repayment of a loan for $2.3 million.

        Cash provided by financing activities for the year ended December 31, 2012 and 2011 was $4.4 million and $7.8 million, respectively, and consisted primarily of proceeds from exercises of stock options and purchases under the employee stock purchase plan.

Cash Flows and Working Capital for the Year Ended December 31, 2011 compared to the year ended December 31, 2010

        As of December 31, 2011 we had $222.7 million in working capital, compared to $191.9 million at December 31, 2010. Our cash and cash equivalent holdings increased to $219.6 million at December 31, 2011 from $132.5 million at December 31, 2010, respectively and our U.S. cash and cash equivalent holdings at December 31, 2011 were $207.8 million. Our working capital is net of accrued liability of $74 million related to the proposed settlement of the private securities class actions as discussed in Note 10 of our consolidated financial statements.

        Cash provided by operating activities for 2011 was $84.6 million and differed from our net loss of $0.9 million due to $13.4 million of non-cash expenses, primarily depreciation and amortization and stock based compensation expense and the fact that the proposed settlement of the private securities class action, while accrued at the end of 2011, has not been paid. Cash provided by operating activities included cash provided by discontinued operations of $1.3 million, and is not expected to have a material impact on our future cash flows.

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

Contractual Obligations and Commercial Commitments

        On December 31, 2012, we entered into a stock purchase agreement to acquire Eleven Blade Solutions, Inc. (Eleven Blade). The closing of the transaction was conditioned upon Eleven Blade obtaining United States Food and Drug Administration clearance for certain suture-based anchor products, which was received in January 2013, and we subsequently paid $7 million in cash and closed the acquisition. In addition, the agreement provides that we will pay the sellers a one-time earn-out payment based on the net sales of Q-Fix® products during the three-year period following the full commercialization of these products in the United States. Finally the purchase agreement provides the sellers a right to receive royalties based on the net sales of Q-Fix® products for a term of 10 years.

        The following table aggregates all material contractual obligations and commercial commitments that affected our financial condition and liquidity as of December 31, 2012 (in thousands):

	Payments Due by Period (in thousands)
Contractual Obligations	Total(1)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$36,807	$6,015	$10,240	$7,409	$13,143
Sub-lease income	$2,433	$483	$1,174	$776
Other(2)	154	102	52	—	—

Total	$34,528	$5,634	$9,118	$6,633	$13,143

(1)
The Company has entered into indemnification agreements with several former executives and employees, under which it is advancing legal costs associated with the ongoing litigation and investigations discussed in Note 10 "Litigation and Contingencies" in the notes to the consolidated financial statements. While we expect to advance payments pursuant to these agreements in future periods; we are unable to estimate the amount or timing of these payments.

(2)
Represents contributions to foundations that promote and support education and research initiatives as well as minimum obligations to DHL for warehousing services in Belgium.

        The Company has not included liabilities for uncertain tax positions in the above table of contractual obligations and commercial commitments because the Company is unable to estimate the anticipated timing of payment.

Off-Balance Sheet Arrangements

        There are no off-balance sheet arrangements other than the operating leases noted above.

Critical Accounting Policies and Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S., or GAAP, requires our management to make judgments, assumptions and estimates that affect the amounts of revenue, expenses, income, assets and liabilities, reported in our consolidated financial statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2, "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements. We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about highly complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

  Revenue Recognition

        We recognize revenues from product sales when there is persuasive evidence of an arrangement providing for the sale of a product, delivery of the product has occurred, the sale price of the product is fixed or determinable and collectability is reasonably assured. Other revenues include shipping and handling costs billed to customers. Shipping and handling costs incurred are presented as a part of cost of product sales.

        For product sales made by our direct sales professionals or independent agents, our criteria for revenue recognition are usually complete when our product is delivered to end customers, such as surgical centers or hospitals. These sales occur either in fulfillment of a purchase order submitted by the customer or through trunk sales. For purchase orders, we ship product to and invoice the end customer directly. For trunk sales, product is hand-delivered at the end customer's premises from trunk stock maintained by the direct sales representative or independent agent and a bill-only order is received notifying us of the product's delivery at which time we invoice the end customer.

        Sales to distributors occur either as stocking and replenishment orders or as drop shipments to end customers. In the majority of cases involving sales to distributors, our requirements for revenue recognition are met when we deliver product to a particular distributor. In the case of certain distributors we had agreed to pricing reductions based on the distributors' ultimate reselling price and in those cases we recognized revenue on a "sell-through" basis only after the distributor had sold our products to an end user. In order to determine the amount of sell-through revenue that should be recognized during a given reporting period, we relied on reports from the distributors that provided us with information about sales to end customers during the reporting period as well as the amount and types of our products in the distributor's inventory at the end of a reporting period. Our management was required to exercise a significant level of judgment to determine the accuracy and reliability of the reported information. We used a first-in-first-out accounting method to account for products sold by these distributors where we applied the sell-through method. These distributors have subsequently been converted to sales agents and revenues are now recognized when products are delivered to the end customer.

        Our customers generally have the right to return or exchange products purchased from us for up to 60 days from the date of product shipment. At each period end, we determine the extent to which our revenues need to be reduced to account for returns and exchanges and we record a reserve against revenue recognized during that period for product returns and exchanges that our management estimates are likely to occur after the end of that period. We base these estimates on our historical experience with our customers. We had an agreement with one former customer that provided for an extended right of exchange. Our management concluded that the duration of the exchange agreement with this former customer was inconsistent with our revenue recognition criteria and as a result revenue related to product sales to this customer was deferred until the related right of exchange period expired during the first quarter of 2010.

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

        Royalties are recognized as earned, based on our estimates using current and historical trends reported to us by our licensees and adjusted for market factors, and are classified as royalties, fees and other revenues in the accompanying statements of comprehensive income.

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

  Long-lived Assets

        Our goodwill balance is not amortized to expense; instead it is tested for impairment at least annually on October 31. In the fourth quarter of 2011, we adopted the FASB's new guidance on performing the annual goodwill impairment test. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis of goodwill at that date.

        The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, qualitative indicators of changes to a reporting unit's fair value, and determination of the reporting unit's fair value. Changes in judgment on these assumptions and estimates could result in further goodwill impairment charges. We believe that the assumptions and estimates utilized are appropriate based on the information available to management.

        On October 31, 2012, we performed our required annual goodwill impairment test. We determined that we have one reporting unit and thus all of our operations, assets, and liabilities were allocated to the one reporting unit. Our closing stock price on October 31, 2012, was $30.08 and we had approximately 27.8 million shares of common stock outstanding representing an imputed market capitalization of $836 million. Our book value on October 31, 2012 was $350 million, thus the fair value of our reporting unit exceeds the carrying amount of the reporting unit and no further testing was required.

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

  Series A 3.00% Convertible Preferred Stock

        Our Series A Preferred Stock is classified as mezzanine equity and is shown on our balance sheet net of issuance costs. The difference between the carrying value of the Series A Preferred Stock and its redemption value is accreted over 5 years using the effective interest method. As the Series A Preferred Stock is convertible at the option of the holder, we immediately amortized the entire amount of the beneficial conversion feature, as determined on the date of issuance, as a dividend. Additional dividends are accrued at the stated rate each period so that the mezzanine equity carrying value will equal its redemption value on the fifth anniversary of the issuance when any remaining unconverted Series A Preferred Stock could be redeemable at the option of the holder. Dividends declared on the Series A Preferred Stock shares, the accretion of issuance costs and amortization of the beneficial conversion feature reduce the amount of net earnings that are available to common stockholders and are presented together as a separate amount on the consolidated statements of comprehensive income.

  Stock-Based Compensation

        We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, stock settled stock appreciation rights (SARs) and restricted stock awards. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and SARs that only have service or performance conditions. We use the Monte Carlo pricing model to estimate the fair value of options and restricted stock awards that have market based conditions. The inputs to both pricing models require a number of management estimates such as volatility, risk free interest rate and expected term. Management estimates the expected volatility of our stock and employee exercise behavior based on historical data as well as expectations of future developments over the term of the stock compensation award. The risk free interest rate is based on the U.S. traded treasury bond with a maturity rate closest to the expected life of the stock compensation award. As stock-based compensation expense is based on the number of stock compensation awards expected to vest, we must make estimates regarding whether or not the performance and service conditions will be achieved. These estimates are made at the time of grant and revised, if necessary, in subsequent periods which might result in a significant change in stock-based compensation expense in future periods.

Recently Issued Accounting Pronouncements

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our net worth or our business operations.

        During 2012, the Company adopted FASB ASU 2011-05 ("Comprehensive Income (Topic 220): Presentation of Comprehensive Income") which provided new requirements for the presentation of comprehensive income. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

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

        The table below presents principal amounts and related weighted average interest rates as of December 31, 2012 for our cash and cash equivalents (in thousands, except percentages):

Cash and cash equivalents	$218,787
Average interest rate earned on cash and cash equivalents	Less than 1%

Foreign Currency Risk

        A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in our results of operations and financial condition.

        Our cash and cash equivalents at December 31, 2012 are denominated primarily in U.S. dollars; however, we also maintain balances in various other currencies in support of local subsidiary operations. The most significant of these are Euros, British pounds, Swedish kroner, Swiss francs, Australian dollars, and Costa Rican colones. A 10 percent change in the December 31, 2012 exchange rates for these currencies would have an impact on pre-tax income of approximately $1.4 million.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArthroCare Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas
February 14, 2013

ARTHROCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$218,787	$219,605
Accounts receivable, net of allowances of $1,565 and $2,251 at 2012 and 2011, respectively	48,881	51,350
Inventories, net	48,417	35,761
Deferred tax assets	20,090	40,622
Prepaid expenses and other current assets	6,022	5,532

Total current assets	342,197	352,870
Property and equipment, net	30,461	35,769
Intangible assets, net	1,859	5,457
Goodwill	119,893	119,159
Deferred tax assets	23,206	18,159
Other assets	2,171	1,587

Total assets	$519,787	$533,001

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,189	$15,258
Accrued liabilities	41,674	112,586
Deferred tax liabilities	33	—
Deferred revenue	285	742
Income tax payable	286	1,542

Total current liabilities	54,467	130,128
Deferred tax liabilities	354	29
Other non-current liabilities	20,200	18,922

Total liabilities	75,021	149,079
Commitments and contingencies (Notes 9 and 10)
Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at December 31, 2012 and 2011, respectively. Redemption value: $87,089	80,759	77,184
Stockholders' equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value, $0.001: Authorized: 75,000 shares; Issued: 31,949 and 31,523; Outstanding: 27,977 and 27,562 shares at December 31, 2012 and 2011, respectively	28	28
Treasury stock: 3,942 and 3,968 shares at December 31, 2012 and 2011, respectively	(106,425)	(107,126)
Additional paid-in capital	413,660	400,580
Accumulated other comprehensive income	5,300	4,615
Retained earnings	51,444	8,641

Total stockholders' equity	364,007	306,738

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$519,787	$533,001

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per-share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Product sales	$350,671	$338,319	$338,757
Royalties, fees and other	17,783	16,566	16,622

Total revenues	368,454	354,885	355,379
Cost of product sales	107,951	103,314	110,751

Gross profit	260,503	251,571	244,628

Operating expenses:
Research and development	32,146	28,932	35,846
Sales and marketing	116,127	108,621	107,852
General and administrative	33,212	35,069	35,534
Amortization of intangible assets	4,857	5,291	5,237
Exit costs	(778)	8,300	—
Investigation and restatement-related costs	10,805	80,825	5,889

Total operating expenses	196,369	267,038	190,358

Income (loss) from operations	64,134	(15,467)	54,270
Other income, net	678	14	216
Bank fees	(848)	(622)	(769)
Foreign exchange loss, net	(257)	(723)	(3,311)

Total other expense	(427)	(1,331)	(3,864)

Income (loss) from continuing operations before income taxes	63,707	(16,798)	50,406
Income tax provision (benefit)	17,329	(13,985)	12,888

Net income (loss) from continuing operations	46,378	(2,813)	37,518
Income (loss) from discontinued operations, net of taxes	—	1,911	(434)

Net income (loss)	46,378	(902)	37,084

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(3,575)	(3,416)	(3,264)

Net income (loss) attributable to common stockholders	42,803	(4,318)	33,820

Other comprehensive income
Foreign currency adjustments	685	369	2,601

Total comprehensive income (loss)	$47,063	$(533)	$39,685

Weighted-average shares outstanding:
Basic	27,752	27,382	27,006
Diluted	28,407	27,382	27,348
Earnings (loss) per share from continuing operations attributable to common stockholders:
Basic	$1.28	$(0.23)	$1.04

Diluted	$1.25	$(0.23)	$1.03

Earnings (loss) per share attributable to common stockholders:
Basic	$1.28	$(0.16)	$1.03

Diluted	$1.25	$(0.16)	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance, December 31, 2009	26,886	$27	$(108,724)	$379,921	$1,645	$(22,474)	$250,395
Issuance of common stock through:					—
Exercise of options and restricted stock	190	—	—	1,868	—	—	1,868
Employee stock purchase plan	5	—	—	128	—	—	128
Contribution to employee benefit plan	31	—	825	80	—	—	905
Stock compensation	—	—	—	8,001	—	—	8,001
Income tax effect of exercise of stock options	—	—	—	(1,990)	—	—	(1,990)
Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	—	—	—	(1,613)	—	(1,651)	(3,264)
Currency translation adjustment	—	—	—	—	2,601	—	2,601
Net income	—	—	—	—	—	37,084	37,084

Balance, December 31, 2010	27,112	27	(107,899)	386,395	4,246	12,959	295,728
Issuance of common stock through:
Exercise of options and restricted stock	412	1	—	7,422	—	—	7,423
Employee stock purchase plan	9	—	—	264	—	—	264
Contribution to employee benefit plan	29	—	773	140	—	—	913
Stock compensation	—	—	—	6,226	—	—	6,226
Income tax effect of exercise of stock options	—	—	—	133	—	—	133
Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	—	—	—	—	—	(3,416)	(3,416)
Currency translation adjustment	—	—	—	—	369	—	369
Net loss	—	—	—	—	—	(902)	(902)

Balance, December 31, 2011	27,562	28	(107,126)	400,580	4,615	8,641	306,738
Issuance of common stock through:
Exercise of options and restricted stock	380	—	—	4,104	—	—	4,104
Employee stock purchase plan	9	—	—	272	—	—	272
Contribution to employee benefit plan	26	—	701	88	—	—	789
Stock compensation	—	—	—	8,616	—	—	8,616
Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	—	—	—	—	—	(3,575)	(3,575)
Currency translation adjustment	—	—	—	—	685	—	685
Net Income	—	—	—	—	—	46,378	46,378

Balance, December 31, 2012	27,977	$28	$(106,425)	$413,660	$5,300	$51,444	$364,007

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$46,378	$(902)	$37,084
Adjustments to reconcile net income (loss) to net cash provided by by operating activities:
Depreciation and amortization	20,424	24,600	24,130
Provision for doubtful accounts receivable and product returns	153	208	(336)
Provision for inventory and warranty reserves	2,507	2,718	8,149
Non-cash stock compensation expense	8,616	6,226	8,001
Deferred taxes	15,504	(18,289)	2,885
Income tax benefits relating to employee stock options	—	(134)	(1,608)
Unrealized foreign exchange (gain) loss	(2,999)	(482)	4,594
(Gain) Loss on assets sold/disposed	300	(2,177)	—
Other	789	745	1,027
Changes in operating assets and liabilities
Accounts receivable	2,720	(2,793)	(2,057)
Inventories	(13,313)	(3,485)	5,990
Prepaid expenses and other current assets	1,732	(24)	2,615
Accounts payable	(3,208)	1,409	(698)
Accrued and other liabilities	(71,550)	76,115	(2,001)
Deferred revenue	(457)	742	(4,508)
Income taxes payable	(1,310)	120	(631)

Net cash provided by operating activities	6,286	84,597	82,636

Cash flows from investing activities:
Purchases of property and equipment	(10,504)	(13,481)	(12,231)
Payments for business combinations, including earnouts, and purchases of intangible assets	(1,252)	—	(149)
Proceeds from sale of assets held for sale	—	5,500	—
Proceeds from loan receivable	—	2,275	168
Other	—	17	38

Net cash used in investing activities	(11,756)	(5,689)	(12,174)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	272	264	128
Proceeds from exercise of options to purchase common stock	4,104	7,422	1,868
Income tax benefit relating to employee stock options	—	134	1,608

Net cash provided by financing activities	4,376	7,820	3,604

Effect of exchange rate changes on cash and cash equivalents	276	341	1,084

Net increase (decrease) in cash and cash equivalents	(818)	87,069	75,150
Cash and cash equivalents, beginning of the period	219,605	132,536	57,386

Cash and cash equivalents, end of the period	$218,787	$219,605	$132,536

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—FORMATION AND BUSINESS OF THE COMPANY

        ArthroCare Corporation ("ArthroCare" or the "Company") is a medical device company incorporated on April 29, 1993, that develops, manufactures and markets surgical products, many of which are based on the Company's minimally invasive patented Coblation technology. The Company's products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. The Company's business consists of two core product areas: Sports Medicine and ENT. The Company's product areas are each structured to support the sale and marketing of our products in two geographic distribution channels: Americas (North and South America) and International (all other geographies).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation.    The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        For product sales made by direct sales professionals or independent agents, the Company's criteria for revenue recognition are generally complete when the product is delivered to end customers, such as surgical centers and hospitals. These sales occur either through a purchase order submitted by the customer or through trunk sales. For purchase orders, the Company ships product to and invoices the end customer directly. For trunk sales, product is hand-delivered at the end customer's premises from trunk stock maintained by the direct sales representative or independent agent and a bill-only order is received notifying the Company of the product's delivery at which time the end customer is invoiced.

        Sales to distributors occur either as stocking and replenishment orders or as drop shipments to end customers. In the majority of cases involving sales to distributors, the requirements for revenue recognition are met when the product is delivered to a particular distributor. In the case of certain distributors the Company agreed to pricing concessions based on the distributors' ultimate reselling price and in these cases revenue was recognized on a "sell-through" basis only after the distributor sold the products to an end user. In order to determine the amount of sell-through revenue that should be recognized during a given reporting period, the Company relied on reports from the distributors that provided information about sales to end customers during the reporting period as well as the amount and types of products in the distributor's inventory at the end of a reporting period. The Company's management was required to make estimates and exercise a significant level of judgment to determine the accuracy and reliability of the reported information. A first-in-first-out accounting method was used to account for products sold by these distributors where the sell-through method had been applied. These distributors were converted to sales agents and revenues are now recognized when products are delivered to the end customer.

        Customers generally have the right to return or exchange products purchased from the Company for up to 60 days from the date of product shipment. At each period end, the Company determines the extent to which its revenues need to be reduced to account for expected returns and exchanges and a reserve is recorded against revenue recognized. These estimates are based on historical experience with customers and on direct customer feedback. The Company had an agreement with one former customer that provided for an extended right of exchange. Management determined that for this former customer, it was not possible to reasonably estimate future return levels and as a result, revenue related to product sales to this customer was deferred until the related right of exchange period expired in the first quarter of 2010.

        Revenue recognition is also impacted by management's estimate of customers' ability to pay pursuant to the terms of customer agreements. If after the Company has recognized revenue,

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Royalties are recognized as earned, based on the Company's estimates using current and historical trends reported to us by its licensees and adjusted for market factors, and are classified as royalties, fees and other revenues in the accompanying statements of comprehensive income.

        Discontinued Operation.    In the fourth quarter of 2010, management determined that the Company's non-Coblation spine products met the criteria under generally accepted accounting principles to be reported as discontinued operations. The Company's non-Coblation spine products consist of its Parallax and Contour product lines. As a result of this determination, the reported impact from these discontinued product lines on current and previously reported net income (loss) in all periods is separately reported as "Loss from discontinued operations, net of taxes" in the consolidated statements of comprehensive income. Assets identifiable with these discontinued product lines are reported in the Consolidated Balance Sheet as "Assets held for sale".

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of the Company's reporting units, identification and allocation of the assets and liabilities to each of its reporting units and determination of fair value. If required, estimating the fair value of a reporting unit for the purposes of the annual or periodic impairment analyses, the Company makes estimates and significant judgments about the future cash flows of that reporting unit. The cash flow forecasts are based on assumptions that represent the highest and best use for the Company's reporting unit. Changes in judgment on these assumptions and estimates could result in further goodwill impairment charges. The Company believes that the assumptions and estimates utilized are appropriate based on the information available to management.

        On October 31, 2012, the Company performed its required annual goodwill impairment test. The Company determined that it has one reporting unit and thus all of its operations, assets, and liabilities were allocated to the one reporting unit. The closing stock price on October 31, 2012, was $30.08 and the Company had approximately 27.8 million shares of common stock outstanding representing an imputed market capitalization of $836 million. The book value of the Company on October 31, 2012 was $350 million, thus the fair value of the Company's reporting unit exceeds the carrying amount of the reporting unit and no further testing was required.

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

        Series A 3% Redeemable Convertible Preferred Stock.    The Company's Series A Preferred Stock is classified as mezzanine equity and is shown net of issuance costs. The difference in carrying value and redemption value resulting from offering costs and return of capital to the investor is accreted over the redemption period using the effective interest method. As the preferred stock is convertible at the option of the holder, the Company elected to immediately amortize the entire amount of the beneficial conversion feature as a dividend on the date of issuance. As the Company had an accumulated deficit, the election to immediately amortize the beneficial conversion feature had no impact on the accompanying consolidated balance sheets. Additional dividends are accrued at the stated rate each period so that the mezzanine equity carrying value will equal its redemption value at the date the equity is redeemable and are recorded on the declaration date at fair market value. Dividends on the preferred stock shares, including declared dividends, accrued cumulative dividends, deemed dividends on the accretion of issuance costs and amortization of the beneficial conversion feature, reduce the net income available to common stockholders and are presented as a separate amount on the accompanying consolidated statements of comprehensive income.

        Earnings Per Share.    The Company calculates earnings per share ("EPS") using the two class method for all periods ending after September 1, 2009, the date of issuance of the Series A Preferred Stock. Under the two-class method, distributed and undistributed earnings are allocated to common stockholders based on their participation rights in those earnings.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Treasury Stock.    Treasury stock is accounted for under the cost method and is included as a component of stockholders' equity. When treasury stock is sold, the treasury stock balance is relieved using the weighted average cost.

        Research and Development.    Research and development costs are charged to operations as incurred.

        Advertising Expense.    Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $0.9 million, $0.6 million and $1.1 million in 2012, 2011 and 2010, respectively.

        The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, stock settled stock appreciation rights (SARs) and restricted stock awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and SARs that only have service or performance conditions. The Company uses the Monte Carlo pricing model to estimate the fair value of options and restricted stock awards that have market based conditions. The inputs to both pricing models require a number of management estimates such as volatility, risk free interest rate and expected term. Management estimates the expected volatility the Company's stock and employee exercise behavior based on historical data as well as expectations of future developments over the term of the stock compensation award. The risk free interest rate is based on the U.S. traded treasury bond with a maturity rate closest to the expected life of the stock compensation award. As stock-based compensation expense is based on the number of stock compensation award expected to vest, the Company must make estimates regarding whether or not the performance and service conditions will be achieved. These estimates are made at the time of grant and revised, if necessary, in subsequent periods which might result in a significant change in stock-based compensation expense in future periods.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and represent essentially all of the balance under the caption "accumulated other comprehensive income."

        For the Company's foreign subsidiaries that operate primarily in the U.S. dollar, all foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and non-monetary assets and related elements of expense are remeasured using historical rates of exchange. Income and expense elements are remeasured into U.S. dollars using average exchange rates in effect during the period. Remeasurement gains and losses are recorded each period in the consolidated statements of comprehensive income.

        Concentration of Risks and Uncertainties.    A majority of the Company's cash and cash equivalents are maintained at financial institutions in the U.S. Deposits at these institutions may exceed federally insured limits on such deposits. The Company has not experienced any losses on deposits of cash and cash equivalents.

        Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses when needed. No individual customer represented more than 10 percent of product sales during the years ended December 31, 2012, 2011 and 2010 or the accounts receivable balance as of December 31, 2012 and 2011.

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

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

        New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our net worth or our business operations.

        During 2012, the Company adopted FASB ASU 2011-05 ("Comprehensive Income (Topic 220): Presentation of Comprehensive Income ") which provided new requirements for the presentation of comprehensive income. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

NOTE 3—DISCONTINUED OPERATIONS

        In the fourth quarter of 2010, the Company determined that its non-Coblation spine products met the criteria under GAAP to be reported as discontinued operations. The Company's non-Coblation spine products consisted of its Parallax and Contour product lines. As a result of this determination, the impact from these product lines on the Company's reported net income in all periods is separately reported as "Income (loss) from discontinued operations" in our consolidated statements of comprehensive income.

        On June 30, 2011 the Company sold the discontinued operations for $5.5 million in cash and recorded a gain on the sale of assets of approximately $2.2 million ($1.3 million after tax), which is included in income from discontinued operations in the accompanying consolidated statements of comprehensive income for 2011.

        Revenues, gain on the sale of assets, income (loss) and income taxes related to discontinued operations for the year ended December 31, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Revenue	$2,271	$5,851
Gain on sale of assets	2,177	—
Income (loss) from discontinued operations before income taxes	3,084	(616)
Income tax provision (benefit)	1,173	(182)
Income (loss) from discontinued operations	1,911	(434)

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

	Year Ended December 31,
	2012	2011	2010
Income (loss) from continuing operations allocated to common stockholders (net of $7,370 and $6,061 attributable to Series A Preferred Stock for 2012 and 2010)	$35,433	$(6,229)	$28,193
Income (loss) from discontinued operations (net of $77 attributable to Series A Preferred Stock for 2010)	—	1,911	(357)

Net income (loss) allocated to common stockholders (net of $7,370 and $5,984 of undistributed earnings to Series A Preferred Stock for 2012 and 2010)	$35,433	$(4,318)	$27,836
Basic:
Weighted-average common shares outstanding	27,752	27,382	27,006
Earnings (loss) from continuing operations per share allocated to common stockholders	$1.28	$(0.23)	$1.04

Earnings (loss) from discontinued operations per share allocated to common stockholders	—	0.07	(0.01)

Earnings (loss) per share allocated to common stockholders	$1.28	$(0.16)	$1.03

Diluted:
Weighted-average shares outstanding used in basic calculation	27,752	27,382	27,006
Dilutive effect of options	241	—	266
Dilutive effect of unvested restricted stock	414	—	76

Weighted-average common stock and common stock equivalents	28,407	27,382	27,348
Earnings (loss) from continuing operations per share allocated to common stockholders	$1.25	$(0.23)	$1.03

Loss from discontinued operations per share allocated to common stockholders	—	0.07	(0.01)

Earnings (loss) per share allocated to common stockholders	$1.25	$(0.16)	$1.02

Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	787	2,531	1,977

        Awards approved under the Company's Long Term Incentive Program (see Note 12) are excluded from diluted shares until both the market conditions and performance conditions have been met.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVENTORY

        The following summarizes the Company's inventories (in thousands):

	December 31,
	2012	2011
Raw materials	$10,760	$9,146
Work-in-process	11,984	10,293
Finished goods	30,338	20,852

	53,082	40,291
Inventory valuation reserves	(4,665)	(4,530)

Inventories, net	$48,417	$35,761

        In the current year the Company reclassified obsolete inventory from inventory reserves to raw materials, work-in-process and finished goods. The amount of obsolete inventory reclassified at December 31, 2011 resulted in a $4.3 million reduction to the inventory valuation reserve, a $0.1 million reduction to raw materials and $4.2 million reduction to finished goods.

NOTE 6—PROPERTY AND EQUIPMENT

        The following summarizes the Company's property and equipment (in thousands):

	December 31,
	2012	2011
Controller placements	$40,995	$42,672
Computer equipment and software	26,485	27,456
Machinery and equipment	20,867	21,142
Furniture, fixtures and leasehold improvements	5,531	5,296
Building and improvements	7,280	7,213
Land	745	745
Construction in process	1,169	595

	103,072	105,119
Less: accumulated depreciation	(72,611)	(69,350)

Total property and equipment, net	$30,461	$35,769

        Depreciation expense related to the Company's property and equipment was $15.6 million, $19.3 million and $18.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Accumulated depreciation for controllers was $21.2 million at December 31, 2012.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2012	2011
Goodwill as of January 1, 2012 and 2011 net of accumulated impairment losses of $18,945	$119,159	$119,020
Business combination	405	—
Translation adjustments	329	139

Goodwill as of December 31, 2012 and 2011 net of accumulated impairment losses of $18,945	$119,893	$119,159

Intangible assets with finite lives

        Intangible assets consist of the following (in thousands, except weighted average useful life):

	December 31,
			Weighted- Average Useful Life
	2012	2011
Intellectual property rights	$5,199	$21,399	8.0 years
Patents	1,266	9,766	8.2 years
Distribution/customer relationships	3,597	5,817	6.2 years
Trade name/trademarks	399	4,199	8.0 years
Non-competition agreements	313	391	4.4 years

	10,774	41,572	7.7 years
Less: accumulated amortization	(8,915)	(36,115)

Total intangible assets, net	$1,859	$5,457

        In the fourth quarter of 2012, the Company wrote off $31.8 million of fully amortized intangible assets.

        Estimated future amortization expense is as follows (in thousands):

2013	$798
2014	234
2015	205
2016	198
2017	176
Thereafter	248

$1,859

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ACCRUED LIABILITIES

        The following summarizes the Company's accrued liabilities (in thousands):

	December 31,
	2012	2011
Compensation	$17,031	$16,751
Proposed settlement of private securities class actions	—	74,000
Insurance dispute reserve	9,729	9,627
Idemnification expenses	2,799	1,378
Other	12,115	10,830

	$41,674	$112,586

NOTE 9—COMMITMENTS

        On December 31, 2012, the Company entered into a stock purchase agreement to acquire Eleven Blade Solutions, Inc. (Eleven Blade). The closing of the transaction was conditioned upon Eleven Blade obtaining United States Food and Drug Administration clearance for certain suture-based anchor products, which was received in January 2013, and the Company subsequently paid $7 million in cash and closed the acquisition. In addition, the agreement provides that the Company will pay the sellers a one-time earn-out payment based on the net sales of Q-Fix® products during the three-year period following the full commercialization of these products in the United States. Finally the purchase agreement provides the sellers a right to receive royalties based on the net sales of Q-Fix® products for a term of 10 years.

        The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for 2012, 2011 and 2010 was $6.0 million, $5.4 million and $4.8 million, respectively.

        The Company provides contributions to foundations that promote and support education and research initiatives.

        The Company advances legal fees as required pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company. The company expensed $7.7 million, $6.3 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, advanced under these indemnification agreements. We expect to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS (Continued)

        The Company leases certain facilities and equipment under operating leases. At December 31, 2012, total and net future minimum commitments were as follows (in thousands):

	Minimum Lease Payments	Other	Sub-lease Income	Net Minimum Commitments
2013	$6,015	$102	$483	$5,634
2014	5,707	52	577	5,182
2015	4,533	—	597	3,936
2016	4,098	—	618	3,480
2017	3,311	—	158	3,153
Thereafter	13,143	—	—	13,143

	$36,807	$154	$2,433	$34,528

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

NOTE 10—LITIGATION AND CONTINGENCIES

        In addition to the matters specifically described below, the Company is involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on its business. Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately.

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

DOJ Investigation

        The Department of Justice ("DOJ") is investigating certain of the Company's activities including past sales, accounting, and billing procedures primarily in relation to the operation of its Spine product sales. The DOJ is also reviewing the Companies relationship with its DiscoCare subsidiary. The Company is cooperating with this investigation. In connection with such cooperation, and pursuant to a

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LITIGATION AND CONTINGENCIES (Continued)

request from the DOJ, the Company entered into a statute of limitations tolling agreement with the DOJ effective until February 1, 2013. On January 30, 2013, also as part of its continuing cooperation, the Company entered into a second statute of limitations tolling agreement with DOJ effective until March 1, 2013. The outcome of this investigation could lead to fines, injunctions or orders against future activities being assessed against the Company. At this stage of the investigation, the Company cannot predict the ultimate outcome and are unable to estimate any potential liability it may incur.

False Claims Act Investigation

        The Company received a Civil Investigative Demand from the DOJ, requesting information related to the marketing of its radio-frequency ablation devices, which could implicate the False Claims Act, 31 U.S.C. § 3729. The Company is cooperating fully with the investigation, although no assurances can be given regarding the duration of the investigation or whether proceedings will be instituted against the Company. Management intends to represent the Company's interests vigorously in this matter. At this stage of the investigation, however, management cannot predict the ultimate outcome of the investigation or any potential liability the Company may incur.

Shareholder Derivative Actions

        In 2008 and 2009 three derivative actions were filed in Federal court against the Company and its then-current directors alleging breach of fiduciary duty based on alleged improper revenue recognition, improper reporting of such revenue in SEC filings and press releases, failure to maintain adequate internal controls, and failure to supervise management. These federal derivative actions were consolidated with the two securities class actions described below and designated In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

        In 2008 and 2009, three derivative actions were filed in Texas State District Court against the Company, its then current directors, and certain of its current and former officers. In these actions, certain of the Companies shareholders alleged derivative claims on behalf of the Company that its directors and officers breached their fiduciary duties to shareholders by allowing improper financial reporting, failing to maintain adequate financial controls over revenue recognition, disseminating false financial statements, abuse of control, gross mismanagement, waste of corporate assets, and engaging in insider trading. On March 18, 2009, these three state shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-08-3484 (consolidated), Travis County District Court.

  Settlement of Federal and State Derivative Actions

        On December 8, 2011, the U.S. District Court for the Western District of Texas granted final approval to the settlement of the Federal Court and State Court derivative actions that were pending against ArthroCare's directors and officers. Under the terms of the settlement, the Company's director and officer insurers collectively paid us $8.0 million on behalf of the individuals named as defendants in the Federal Court and State Court derivative actions to settle the State and Federal Derivative actions. The lawyers for the plaintiffs were awarded legal fees and costs from the Federal Court in an amount of $2.25 million. Under a related settlement, the directors' and officers' insurers paid the Company an additional $2.0 million for a broad mutual release by us and the insurers of any further rights or

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LITIGATION AND CONTINGENCIES (Continued)

obligations under the directors' and officers' liability insurance policies. The settlement also contained certain mutually acceptable governance changes and the release by the individual officers and directors and former officers and directors who were parties to the derivative actions, of our directors' and officers' liability insurance carriers from any further rights or obligations under the applicable directors' and officers' liability insurance policies. On December 15, 2011, a dismissal with prejudice of the State derivative action was entered pursuant to the Settlement.

Private Securities Class Action

        In 2008, two putative securities class actions were filed in Federal court against us and certain of our former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding our internal controls, business, and financial results. On October 28, 2008 and thereafter, the two putative securities class actions and the federal shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

        The Company reached an agreement to settle the private securities class action suits consolidated into the action titled In Re ArthroCare Corporation Securities Litigation, Case No. 1:08-cv-00574-SS (consolidated) in the U.S. District Court, Western District of Texas.

        The settlement resolves all claims arising from the purchase or sale of ArthroCare securities of a class of all purchasers of ArthroCare common stock and call options, and sellers of put options on ArthroCare common stock between December 11, 2007 and February 18, 2009, inclusive (the Class), except those members of the Class who opt out, for a payment of $74 million to a settlement fund to be created for the settlement. Counsel for the plaintiff applied for and received an award of attorneys' fees and reimbursement of expenses from the settlement fund. On February 10, 2012, the Court entered an order of preliminary approval of the settlement and ordered that Notice be sent to all class members. Pursuant to the preliminary approval order, the Company paid the $74 million in settlement funds into the applicable settlement escrow account on February 23, 2012. The settlement was approved by the United States District Court for the Western District of Texas and entered as a final judgment on June 4, 2012.

NOTE 11—SERIES A 3.00% REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

        Cumulative dividends on the Series A Preferred Stock are payable-in-kind on a quarterly basis at the rate per annum of 3 percent of the liquidation preference of $1,000 per share (the "Liquidation Preference") until October 1, 2014, (the "Dividend Duration Period"). As of December 31, 2012, 2011 and 2010, dividends of $7.9 million, $5.5 million and $3.1 million were accrued, respectively.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SERIES A 3.00% REDEEMABLE CONVERTIBLE PREFERRED STOCK (Continued)

        The holders of the Series A Preferred Stock may convert their shares at any time, in whole or in part, at a rate of 66.667 shares of the Company's Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary anti-dilution adjustments (the "Conversion Rate"), representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received shall be increased for a make-whole adjustment equal to the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by the Conversion Rate (the "Make-Whole Adjustment"). As of December 31, 2012, none of the shares of Series A Preferred Stock have been converted into Common Stock.

        The Company may, at any time, cause an automatic conversion of all outstanding shares of Series A Preferred Stock upon no less than 10 days prior notice if all of the following events occur: the closing sales price of the Common Stock equals or exceeds $35.00 per share (subject to adjustment in the event of a stock split, stock dividend, combination or other similar recapitalization) for the prior 20 consecutive trading days; the Company is current on its reporting requirements with the SEC; the Company has an effective resale registration statement and related prospectus that permits the Common Stock issued upon such automatic conversion to be immediately resold thereunder; and the current DOJ investigations of the Company initiated by the U.S. Attorney's offices in Florida and North Carolina have been terminated, settled or adjudicated.

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

        The Series A Preferred Stock can be converted into a maximum of 5,805,921 shares of the Company's common stock (the "Conversion Shares") representing a conversion price after the

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SERIES A 3.00% REDEEMABLE CONVERTIBLE PREFERRED STOCK (Continued)

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

        Gross proceeds from the sale of the Series A Preferred Stock were reduced by direct issuance cost of $5.6 million, including the amount used to pay the expenses of the investor, and will be accreted over a five year period using the effective interest rate method. Total accretion charges for the periods ended December 31, 2012, 2011 and 2010 were $1.1 million, $1.0 million and $1.0 million and were recorded as a dividend.

        Pursuant to the Registration Rights Agreement between us and the holders of our Series A Preferred Stock, the Company was required to file a registration statement on Form S-1 prior to September 1, 2010, to register the resale of the Common Stock underlying the Series A Preferred Stock. The Company filed a registration statement on Form S-1 on May 13, 2010, a notice of effectiveness on August 8, 2010, and a Post Effective Amendment on December 6, 2010, to convert the registration statement on Form S-1 to a registration statement on Form S-3. Accordingly, as of December 31, 2012, the Company was in compliance with its registration statement obligations contained in the Registration Rights Agreement.

NOTE 12—STOCKHOLDERS EQUITY

Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan, or ESPP. Under the ESPP, regular full-time U.S. employees (subject to certain exceptions) may contribute up to 10 percent of base compensation to the semi-annual purchase of shares of the Company's common stock at 95 percent of the fair market value at certain plan-defined dates. The Company reserved a total of 450,000 shares of common stock for issuance under the ESPP of which 33,730 shares remained available for future purchases as of December 31, 2012.

Stock Option Plans

        In August 1999, the Company adopted the Non-statutory Option Plan ("1999 Plan") which expired in 2009. Awards that were granted under the 1999 Plan will continue to operate in accordance with the terms of the 1999 Plan until the awards are either exercised or canceled.

        In May 2003, the Company adopted the 2003 Incentive Stock Plan ("2003 Plan") under which the Board of Directors is authorized to grant incentive and non-statutory stock option awards, stock settled stock appreciation rights (SARs) and restricted stock awards to employees, directors and consultants. The 2003 Plan has been subsequently amended and currently a total of 5,900,000 shares have been authorized for issuance. As of December 31, 2012, the Company had 1,556,323 shares remaining available for future grant under the 2003 Plan.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCKHOLDERS EQUITY (Continued)

        Options and SARs granted under the 1999 Plan and the 2003 Plan generally become exercisable over a 48-month period and restricted stock awards generally become exercisable over a three to five year period. Since 2005, all options, SARs and awards granted under each of the Company's plans have a contractual life of seven years, prior to that, options granted had a contractual life of ten years from the grant date. The Company has historically issued new shares upon exercises of stock options, SARs and vesting of restricted stock. Directors of the Company are eligible to receive deferred restricted stock awards ("DRSA") that vest over a five year period. Delivery of the DRSA occurs upon the director's retirement, resignation or other departure from membership of the Board of Directors.

        On January 6, 2012, the Company's Board of Directors (the "Board") approved a Long Term Incentive Program (the "LTIP"), which provides for shares of the Company's Common Stock (the "Performance Shares") to certain senior executives of the Company, under the Company's Amended and Restated 2003 Incentive Stock Plan.

        The Board also approved the participants, goals and award levels for the first performance period under the LTIP. Under the 2012-2014 Performance Period, in aggregate the participants may earn up to a maximum of 600,000 shares of Common Stock pursuant to Performance Shares. The final number of shares to be earned under the LTIP will be determined based upon the Company's actual achievement compared to revenue, operating income and free cash flow goals, during the performance period, provided that the Company's stock price is equal to or greater than $35 on December 31, 2014. The number of earned shares, if any, will be determined on the date that the Company files its Form 10-K for the year ended December 31, 2014 (the "Determination Date") and 50 percent of the earned Performance Shares vests on the thirtieth day following the Determination Date and 25 percent of the earned shares vests on each of the next two anniversaries of the Determination Date.

        The weighted average fair value of each stock option and SARs granted to employees during the years ended December 31, 2012, 2011 and 2010 was estimated at $12.71, $15.70 and $12.76, respectively. The weighted average fair value of restricted stock awards granted in December 31, 2012, 2011 and 2010 was $26.30, $33.35 and $28.24, respectively.

        The fair value of each stock option and SAR was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Expected term (in years)	4.4	4.3	4.4
Expected volatility	60%	58%	56%
Risk-free interest rate	0.7%	1.7%	1.7%
Expected dividends	—	—	—

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCKHOLDERS EQUITY (Continued)

        The fair value of each LTIP award granted on January 6, 2012 was estimated at $17.07 using the Monte Carlo pricing model with the following assumptions:

2012
Grant date stock price	$31.30
Expected term (in years)	3.0
Expected volatility	33.5%
Risk-free interest rate	0.4%
Expected dividends	—

        Activity for all stock based compensation plans for the year ended December 31, 2012 is as follows:

	Stock Options/SARs Outstanding		Restricted Stock Awards Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2011	2,131,219	$27.89	400,493	$32.86
Granted	262,734	$26.43	220,686	$26.30
Exercised/vested	(285,103)	$16.91	(127,145)	$37.52
Canceled/forfeited	(146,842)	$31.89	(22,382)	$27.89

Balance as of December 31, 2012	1,962,008	$28.99	471,652	$28.77

Exercisable/Deferred at December 31, 2012	1,465,524	$29.53	39,112	$30.41

        The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2012, is 3.5 and 2.9 years, respectively. The aggregate intrinsic value for stock options and SARs outstanding and exercisable at December 31, 2012, is $14.0 million and $10.4 million, respectively. The total intrinsic value of options and SARs exercised during the years ended December 31, 2012, 2011, and 2010, was $3.8 million, $4.0 million, and $1.2 million, respectively. As of December 31, 2012 there was $5.5 million of unrecognized compensation expense related options and SARs granted under the Company's stock plans. That unrecognized cost is expected to be recognized over a weighted average period of 3.5 years.

        As of December 31, 2012, there was $8.0 million of unrecognized compensation expense related to restricted stock awards granted under the Company's stock plans. That unrecognized cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010, was $3.6 million, $1.8 million, and $2.5 million, respectively.

        During the year ended December 31, 2012 we granted a maximum of 600,000 awards under the LTIP plan with a weighted average fair value of $17.07. During the year ended December 31, 2012 no expense was recorded related to the LTIP awards and intrinsic value is $0.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—STOCKHOLDERS EQUITY (Continued)

Valuation and Expense Information

        The following table summarizes the reporting of total stock based compensation expense resulting from employee stock options, including SARs, and restricted stock awards for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of product sales	$586	$1,524	$1,401
Research and development	1,490	850	849
Sales and marketing	3,057	1,828	2,282
General and administrative	3,483	2,024	3,469

Stock based compensation expense before income taxes	8,616	6,226	8,001
Income tax benefit	2,570	1,690	2,360

Total stock-based compensation expense, net of income taxes	$6,046	$4,536	$5,641

        Stock-based compensation expense recognized has been reduced for estimated forfeitures at a rate of 5.9 percent based on the Company's historical experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NOTE 13—EXIT COSTS

        The Company entered into a new lease agreement on April 4, 2011, for facilities located in Austin, Texas in order to relocate the activities conducted at its Sunnyvale, California facility. The Company incurred $8.3 million of exit costs including $4.6 million of employee related costs and $3.7 million of contract termination and other costs in conjunction with this relocation and has reported these costs as incurred in "exit costs" in its consolidated statements of comprehensive income. The Company completed the relocation of its Sunnyvale, California activities and the final employee related costs were paid by the second quarter of 2012.

        The following summarizes the accrued and paid exit costs during the years ended December 31, 2011 and 2012 (in thousands):

	(Dollars in thousands)
	Accrued Exit Cost Balance at January 1, 2011	Cost Incurred	Payments	Accrued Exit Cost Balance at December 31, 2011	Cost Incurred	Payments	Accrued Exit Cost Balance at December 31, 2012
Employee-related	$—	$4,559	$3,142	$1,417	$32	$1,449	$—
Contract termination and other	—	3,741	1,370	2,371	(810)	652	909

	$—	$8,300	$4,512	$3,788	$(778)	$2,101	$909

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EXIT COSTS (Continued)

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

NOTE 14—INCOME TAXES

        The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$37,095	$(43,518)	$29,433
Foreign	26,612	26,720	20,973

Total	$63,707	$(16,798)	$50,406

        The amounts identified above exclude income (loss) from discontinued operations before income taxes of $0, $3.1 million and ($0.6 million) for 2012, 2011 and 2010, respectively.

        The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$382	$2,938	$7,801
State	686	848	1,221
Foreign	757	518	981

Total current	1,825	4,304	10,003
Deferred:
Federal	15,168	(15,516)	3,088
State	1,337	(2,167)	(8)
Foreign	(1,001)	(606)	(195)

Total deferred	15,504	(18,289)	2,885

Total income tax provision (benefit)	$17,329	$(13,985)	$12,888

        The amounts in the table above exclude the income tax provision (benefit) from discontinued operations. These amounts are $0, $1.2 million, and ($0.2 million) for 2012, 2011 and 2010, respectively.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INCOME TAXES (Continued)

        The income tax provision (benefit) differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax at federal statutory rate	$22,298	$(5,879)	$17,642
State income taxes	692	(1,304)	890
Differences in foreign tax rates	(9,545)	(7,759)	(6,555)
Stock-based compensation	585	442	693
Research and development credits	(136)	(1,608)	(1,276)
Nondeductible expenses	166	288	324
Accruals for intercompany payments	1,947	1,889	1,814
Change in estimate for state tax rate	1,078	—	—
Other	244	(54)	(644)

Total income tax provision (benefit)	$17,329	$(13,985)	$12,888

        The Company's tax expense for the periods 2010 through 2012 was significantly reduced due to a tax holiday for its Costa Rica manufacturing operations. Under its holiday, the Company will not be subject to Costa Rican income tax until January 2016. At that time, unless the tax holiday is extended as a result of future investment, the Company will be subject to the normal Costa Rican corporate taxes, which are currently 30 percent. Without the Costa Rican tax holiday, the increase in income tax expense and the reduction to earnings per share would have been $3.4 million/$0.10 for 2012, $3.0 million/$0.11 for 2011 and $2.7 million/$0.10 for 2010.

        The Company's results of operations reflect an income tax benefit from the federal research and development tax credit for the years ended December 31, 2011 and 2010. The results of operations for the year ended December 31, 2012 do not reflect an income tax benefit related to the tax credit as the credit expired on December 31, 2011. However, the tax credit was extended by the signing of the American Taxpayer Relief Act of 2012 ("Act") on January 2, 2013. Since the Act was enacted during 2013, the income tax benefit related to the federal 2012 research and development tax credit will be reflected in the results of operations for the quarter ended March 31, 2013.

	December 31,
	2012	2011
Federal loss carryover	$40,894	$8,945
State loss carryover	33,116	—
Federal research and development credit carryover	7,999	8,697
State research and development credit carryover	12,346	11,991
Foreign loss carryover	1,391	777
U.S. Alternative Minimum Tax Carryover	948	948

        The Company's federal net operating loss carryforwards will expire between 2020 and 2032. The Company's federal research and development credit carryforwards will expire during the period 2021 through 2031. The Company's state loss carryforward will expire between 2018 and 2032. The

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INCOME TAXES (Continued)

Company's foreign net operating loss carryforwards, alternative minimum tax credits, and state research and development credits are not subject to expiration.

        Under U.S. tax law, certain changes in the Company's ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits that could be utilized to offset future tax liabilities. At December 31, 2012, approximately $8.9 million of the Company's net operating loss carryforwards are subject to an annual utilization limit of approximately $0.9 million pursuant to IRC Section 382.

        The Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryovers, net of reserves	$13,063	$3,348
R&D and other tax credits, net of reserves	13,221	12,667
Allowances and reserves	5,911	35,150
Deferred revenue	4,522	4,500
Alternative Minimum Tax credit	948	948
Stock-based compensation	6,938	6,607
Other	861	820

Gross deferred tax assets	45,464	64,040
Valuation allowance	—	—

Subtotal	45,464	64,040

Deferred tax liabilities:
Property and Equipment	(2,232)	(4,023)
Non-goodwill intangibles	(323)	(1,265)

Gross deferred tax liabilities	(2,555)	(5,288)

Net deferred tax assets	$42,909	$58,752

        Income tax benefits resulting from employee stock compensation of $0 million, $0.1 million, and $1.2 million, were credited to additional paid-in capital for the years ended December 31, 2012, 2011 and 2010, respectively. The Company expects to record an additional $0.4 million credit to additional paid-in capital upon utilization of tax loss carryforwards generated in 2012.

        In 2010, the Company made an adjustment to reduce additional paid-in capital related to past employee stock compensation by $3.2 million to reflect the impact of the amendment and filing of prior year returns for 2006 through 2009.

        Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were approximately $66.6 million, $39.0 million, and $17.6 million as of December 31, 2012, 2011, and 2010, respectively. For the same period, the tax impact resulting from a distribution of these earnings would be approximately $24.4 million, $14.3 million, and $6.5 million, respectively. The Company's accounting

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—INCOME TAXES (Continued)

policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        The Company's change in gross unrecognized tax benefits during 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Balance at January 1	$18,601	$16,478	$7,078
Additions for tax positions of current period	1,848	2,232	2,252
Additions for tax positions of prior years	—	—	7,384
Decreases for tax positions of prior years	—	(109)	(236)

Balance at December 31	$20,449	$18,601	$16,478

        The gross balance of unrecognized tax benefits of $20.4 million excluded $1.5 million of offsetting state tax benefits. The Company recorded interest and penalties on the reserve for uncertain tax positions of $0.2 million, $0.2 million, and $0 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, 2011, and 2010, the amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $19.3 million, $17.4 million, and $15.2 million, respectively. At December 31, 2012 long-term liabilities included $14.8 million of net unrecognized benefits, $2.8 million of the net unrecognized benefit was recorded against the deferred tax asset for the R&D credit carryovers, and $1.7 was recorded against the deferred tax asset for the net operating loss carryovers.

        In 2010, the Company amended or filed its U.S. income tax returns for its 2006, 2007, 2008 and 2009 tax years. The Company's tax filings were based on its historical intercompany cost sharing and transfer pricing policies whereas the tax liability accrued in prior years was based on certain possible modifications to these policies. The excess income tax payable over the amount reported in the Company's income tax returns of approximately $7.4 million was recorded as an addition for tax positions of prior years during 2010 as reflected in the above table.

        In 2010, the Company was notified by the IRS of its intention to examine the 2006 federal income tax return and this examination was extended to include the 2007, 2008, 2009, and 2010 federal tax returns. The Company has received Notices of Proposed Adjustments from the IRS primarily related to transfer pricing. The Company is preparing for mediation concerning the proposed adjustments from the IRS and intends to vigorously defend its position.

        The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2012 as a result of its net operating loss and credit carryover positions, and by the Texas State Comptroller for the years 2007 through 2012. As the Company has operations in most other U.S. states, other state tax authorities may conduct audits related to prior year activities; however, the years open to assessment vary with each state. The Company also files income tax returns for non-U.S. jurisdictions; the most significant of which are the UK, Sweden, Germany and Australia. The years open to adjustment for the UK and Germany are 2007 through 2012. The years open to adjustment for Sweden and Australia are 2009 through 2012.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—BUSINESS COMBINATION

        On June 20, 2012, the Company acquired an orthopedic sales and marketing entity in Finland for $1.3 million. The acquisition did not materially affect the Company's financial position at December 31, 2012 and did not materially affect the results of its operations for the year ended December 31, 2012.

NOTE 16—EMPLOYEE BENEFIT PLAN

        The Company maintains a Retirement Savings and Investment Plan ("401(k) Plan"), which covers all U.S.-based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions in stock on behalf of the participants in the 401(k) Plan. The Company matched up to $2,500 in Company stock annually in 2012, 2011 and 2010. The Company's 401(k) Plan expenses were approximately $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 17—SEGMENT INFORMATION

        Our business consists of one operating and reporting segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures. The development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company. We organize and manage our sales and marketing functions according to both the surgical procedure that typically employs our products and geography. Most of the Company's products are used in Sports Medicine or ENT procedures.

        Product sales by product area for the periods shown were as follows (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Americas	International	Total Product Sales	Americas	International	Total Product Sales	Americas	International	Total Product Sales
Sports Medicine	$155,164	$80,631	$235,795	$149,010	$79,337	$228,347	$160,859	$71,120	$231,979
ENT	82,880	22,835	105,715	81,810	18,429	100,239	79,019	15,270	94,289
Other	1,831	7,330	9,161	2,785	6,948	9,733	4,122	8,367	12,489

Total Product Sales	$239,875	$110,796	$350,671	$233,605	$104,714	$338,319	$244,000	$94,757	$338,757

        Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company's customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$228,883	$221,988	$226,383
Non-United States(1)	121,788	116,331	112,374

Total product sales	$350,671	$338,319	$338,757

(1)
No additional locations are individually significant.

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—SEGMENT INFORMATION (Continued)

        Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	December 31,
	2012	2011
United States	$109,950	$117,527
Non-United States	44,434	44,445

Total long-lived assets	$154,384	$161,972

NOTE 18—QUARTERLY FINANCIAL INFORMATION (unaudited)

        The following tables present certain unaudited condensed consolidated quarterly financial information for each quarter in the years ended December 31, 2012 and 2011. In the Company's opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY FINANCIAL INFORMATION (unaudited) (Continued)

financial statements and includes all adjustments necessary to state fairly the information for the periods presented (in thousands, except per share data).

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Product sales	$88,375	$87,471	$82,602	$92,223
Royalties, fees and other	4,497	4,235	4,338	4,713

Total revenues	92,872	91,706	86,940	96,936
Cost of product sales	26,651	27,355	26,204	27,741

Gross profit	66,221	64,351	60,736	69,195

Operating expenses:
Research and development	7,594	7,899	8,184	8,469
Sales and marketing	30,200	28,842	27,175	29,910
General and administrative	8,488	8,154	8,191	8,379
Amortization of intangible assets	1,321	1,316	1,363	857
Exit costs	160	(938)	—	—
Investigation and restatement-related costs	1,093	1,131	2,139	6,442

Total operating expenses	48,856	46,404	47,052	54,057

Income from operations	17,365	17,947	13,684	15,138
Interest and other income (expense), net	386	(1,147)	183	151

Income from continuing operations before income taxes	17,751	16,800	13,867	15,289

Income tax provision	4,793	4,536	3,882	4,118

Net income from continuing operations	12,958	12,264	9,985	11,171
Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred StockPreferred Stock	(879)	(887)	(900)	(909)

Net income attributable to common stockholders	12,079	11,377	9,085	10,262
Other comprehensive income
Foreign currency translation adjustments	392	(778)	951	120

Total comprehensive income	$13,350	$11,486	$10,936	$11,291

Weighted-average shares outstanding:
Basic	27,614	27,639	27,714	27,912
Diluted	27,987	27,934	28,087	28,341
Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.36	$0.34	$0.27	$0.30

Diluted	$0.36	$0.34	$0.27	$0.30

Earnings per share applicable to common stockholders:
Basic	$0.36	$0.34	$0.27	$0.30

Diluted	$0.36	$0.34	$0.27	$0.30

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY FINANCIAL INFORMATION (unaudited) (Continued)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Product sales	$83,507	$86,925	$79,432	$88,455
Royalties, fees and other	4,425	4,349	3,835	3,957

Total revenues	87,932	91,274	83,267	92,412
Cost of product sales	24,744	25,897	25,529	27,144

Gross profit	63,188	65,377	57,738	65,268

Operating expenses:
Research and development	6,810	6,613	8,037	7,472
Sales and marketing	28,098	27,274	25,752	27,497
General and administrative	8,180	8,713	9,479	8,697
Amortization of intangible assets	1,311	1,323	1,338	1,319
Exit costs	—	2,490	2,814	2,996
Investigation and restatement-related costs	2,212	3,970	5,963	68,680

Total operating expenses	46,611	50,383	53,383	116,661

Income (loss) from operations	16,577	14,994	4,355	(51,393)
Interest and other income (expense), net	490	(123)	(1,028)	(670)

Income (loss) from continuing operations before income taxes before income taxes	17,067	14,871	3,327	(52,063)
Income tax provision (benefit)	4,608	4,171	898	(23,662)

Net income (loss) from continuing operations	12,459	10,700	2,429	(28,401)
Loss from discontinued operations, net of taxes	311	1,600	—	—

Net income (loss)	12,770	12,300	2,429	(28,401)
Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(840)	(849)	(857)	(870)

Net income (loss) attributable to common stockholders	$11,930	$11,451	$1,572	$(29,271)

Other comprehensive income
Foreign currency translation adjustments	899	135	751	(1,416)

Total comprehensive income	$13,669	$12,435	$3,180	$(29,817)

Weighted-average shares outstanding:
Basic	27,168	27,338	27,466	27,525
Diluted	27,586	27,789	27,855	27,525
Earnings per share from continuing operations applicable to common stockholders:
Basic	$0.36	$0.30	$0.05	$(1.06)

Diluted	$0.36	$0.29	$0.05	$(1.06)

Earnings per share applicable to common stockholders:
Basic	$0.35	$0.35	$0.05	$(1.06)

Diluted	$0.35	$0.34	$0.05	$(1.06)

ARTHROCARE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

        Information below is in thousands:

	Year Ended December 31,
	2012	2011	2010
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	1,692	4,369	1,802
Non cash Series A Preferred Stock accrued dividends and accretion charges	3,575	3,416	3,264

NOTE 20—RELATED PARTY TRANSACTION

        As of December 31, 2012, a member of the Company's senior management has a family relationship with a member of the board of directors of Wright Medical Group, Inc. ("Wright"). The Company recognized product sales to Wright of approximately $0.1 million, $2.2 million and $0 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company's receivable balance due from Wright was approximately $0 and $2.2 million, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

        Pursuant to this evaluation, our CEO and CFO concluded that, as of December 31, 2012, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        During the quarter ended December 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act, refers to a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control—Integrated Framework." As a result of that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Report on Form 10-K for the year ended December 31, 2012, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012 which report is set forth in Part II, Item 8 of this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 22, 2013 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act of 1934 in connection with our annual meeting of stockholders scheduled to be held May 22, 2013 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 22, 2013 and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2012 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	3,061,380	28.65	1,556,323
Equity compensation plans not approved by security holders(2)	183,940	33.93	—

Total	3,245,320	27.89	1,556,323

(1)
Includes 33,730 shares remaining available for future issuance under the Company's Employee Stock Purchase Plan.

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

        All additional information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held May 22, 2013 and is incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our annual meeting of stockholders scheduled to be held May 22, 2013 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(2).     Financial statement schedule

        The following report and schedule are included in this Part IV, and are found in this report:

  •
  Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010.

  All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)
(3).     Exhibits

2.1	Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders' Agents (Incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on November 18, 2004).

2.2	Amendment No. 1, dated as of October 6, 2004, to the Agreement and Plan of Merger, dated as of September 3, 2004, by and among ArthroCare Corporation, Opus Medical, Inc., OC Merger Sub Corporation, OC Acquisition Sub LLC, and James W. Hart and Steven L. Gex, as the Shareholders' Agents (Incorporated herein by reference to Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on November 18, 2004).

2.3	Asset Purchase Agreement, dated as of August 16, 2005, by and among ArthroCare Corporation, a Delaware corporation, ArthroCare (Deutschland) GmbH, a corporation organized under the laws of Germany and a wholly-owned subsidiary of ArthroCare, ArthroCare UK, Ltd., a corporation registered in England & Wales and a wholly-owned subsidiary of ArthroCare, Applied Therapeutics, Inc., a Florida corporation, Applied Therapeutics, Ltd., a corporation registered in England & Wales, Applied Therapeutics GmbH, a corporation organized under the laws of Germany and BHK Holding, a corporation organized under the laws of the Cayman Islands. (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 22, 2005).

3.1	Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 filed previously with the Company's Annual Report on Form 10-Q for the period ended June 29, 2002).

3.2	Amended and Restated Bylaws of the Company. (Incorporated herein by reference to Exhibit 3.1 filed previously with the Company's Current Report on Form 8-K filed on August 17, 2009).

4.1	Specimen Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 filed previously with the Company's Registration Statement on Form 8-A (Registration No. 000-27422)).

4.2	Certificate of Designations of Series A 3.00 percent Convertible Preferred Stock (Par Value $0.001) (Incorporated herein by reference to Exhibit 99.2 filed previously with the Company's Current Report on Form 8-K filed on August 17, 2009).

10.1*	Form of Indemnification Agreement between the registrant and each of its directors and officers. (Incorporated herein by reference to Exhibit 10.1 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.2*	Incentive Stock Plan and form of Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.2 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.3*	Director Option Plan and form of Director Stock Option Agreement there under. (Incorporated herein by reference to Exhibit 10.3 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.4*	Employee Stock Purchase Plan and forms of agreements there under. (Incorporated herein by reference to Exhibit 10.4 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.5	Form of Exclusive Distribution Agreement. (Incorporated herein by reference to Exhibit 10.5 filed previously with the Company's Registration Statement on Form S-1 (Registration No. 33-80453)).

10.6†	Litigation Settlement Agreement, between the Company and ETHICON Inc. dated June 24, 1999 (Incorporated herein by reference to Exhibit 10.33 previously filed with the Company's Quarterly Report on Form 10-Q for the period ended July 3, 1999).

10.7†	License Agreement between ArthroCare Corporation and Stryker Corporation, dated June 28, 2000. (Incorporated herein by reference to Exhibit 10.36 filed previously with this the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2000).

10.8*	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Company's Statement on Form S-8 filed on August 8, 2000).

10.9*	Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 23, 2010.

10.10*	Second Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 8, 2003).

10.11	Form of Option Agreement under the Amended and Restated 2003 Incentive Plan (Incorporated herein by reference to Exhibit 10.48 to the Company's Current Report on Form 8-K filed on February 22, 2005).

10.12	Form of Restricted Stock Bonus Agreement under the Amended and Restated Director Option Plan (Incorporated herein by reference to Exhibit 10.49 to the Company's Current Report on Form 8-K filed on February 22, 2005).

10.13†	Settlement and License Agreement between the Company, ArthroCare Corporation Cayman Islands, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q filed November 3, 2005).

10.14†	Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands, a corporation organized under the laws of the Cayman Islands and a wholly-owned subsidiary of the Company and Smith & Nephew, Inc., dated September 2, 2005 (Incorporated herein by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q filed November 3, 2005).

10.15	Lease Agreement between Lantana Office Properties I, L.P. and the Company (Incorporated herein by reference to Exhibit 10.57 to the Company's Quarterly Report on 10-Q filed on June 30, 2006).

10.16†	Settlement and License Agreement between the Company, ArthroCare Corporation Cayman Islands and MarcTec, LLC effective January 3, 2007 (Incorporated herein by reference to the Company's Annual Report on Form 10-K filed February 27, 2007).

10.17*	Form of "Amended VP Continuity Agreement" between ArthroCare Corporation and its Vice Presidents (Incorporated herein by reference to Exhibit 10.61 to the Company's Current Report on Form 8-K filed on April 5, 2007).

10.18*	Form of "Amended Senior VP Continuity Agreement" between ArthroCare Corporation and its Senior Vice Presidents (Incorporated herein by reference to Exhibit 10.62 to the Company's Current Report on Form 8-K filed on April 5, 2007).

10.19	Amendment dated September 20, 2007 to Supply and Distribution Agreement between the Company ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on November 18, 2009).

10.20†	Pricing and Delivery Amendment dated June 16, 2008 to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on November 18, 2009)

10.21†	Amendment dated June 16, 2008 for Development and Supply of S&N Branded Probes and Controllers to Supply and Distribution Agreement between the Company, ArthroCare Corporation Cayman Islands and Smith & Nephew, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on November 18, 2009)

10.22	General Release and Separation Agreement between John Raffle and the Company, dated February 21, 2009 (Incorporated herein by reference to Exhibit 10.71 to the Company's Current Report on Form 8-K filed on February 26, 2009).

10.23*	Employment Agreement between ArthroCare Corporation and David Fitzgerald, effective March 30, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 3, 2009).

10.24*	Employment Agreement between ArthroCare Corporation and Todd Newton, effective April 2, 2009 (Incorporated herein by reference to Exhibit 10.75 to the Company's Current Report on Form 8-K filed on April 3, 2009).

10.25*	Indemnification Agreement dated April 2, 2009 between ArthroCare Corporation and Todd Newton (Incorporated herein by reference to Exhibit 10.77 to the Company's Current Report on Form 8-K filed on April 3, 2009).

10.26†	Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC. (Incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on 10-K filed on November 18, 2009).

10.27†	Disclosure Letter to Securities Purchase Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC. (Incorporated herein by reference to Exhibit 10.51 to the Company's Annual Report on 10-K filed on November 18, 2009).

10.28	Registration Rights Agreement, dated as of August 14, 2009, by and between ArthroCare Corporation and OEP AC Holdings, LLC. (Incorporated herein by reference to Exhibit 10.52 to the Company's Annual Report on 10-K filed on November 18, 2009).

10.29	Letter Agreement dated September 1, 2009 between ArthroCare Corporation and OEP AC Holdings, LLC with regard to director seats for OEP representatives. (Incorporated herein by reference to Exhibit 10.53 to the Company's Annual Report on 10-K filed on November 18, 2009).

10.30*	2010 Executive Officer Bonus Plan dated January 7, 2010 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on January 11, 2010).

10.31	Correction to Certificate of Designations of Series A 3.00% Convertible Preferred Stock (Incorporated herein by reference to Exhibit 99.2 to the Company's current report on 8-K filed on August 2, 2010.)

10.32*	2011 Executive Officer Bonus Plan dated March 23, 2011 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on March 24, 2011).

10.33	Office building lease for 7000 West at Lantana, Buildings 1 & 2 located at 7000 West William Cannon Drive, Austin, Texas (Incorporated herein by reference to Exhibit 10.43 to the Company's Quarterly Report on form 10-Q filed on May 5, 2011).

10.34*	2012 ArthroCare long Term Incentive Plan effective January 6, 2012, (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on January 11, 2012).

10.35*	2012 Grant Agreement for Performance Shares for Senior Executives under the ArthroCare Corporation Long Term Incentive Program and ArthroCare Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on 8-K filed on January 11, 2012).

10.36*	Second Amendment to Employment Agreement between ArthroCare Corporation and Todd Newton, entered into January 20, 2012 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 20, 2012).

10.37*	2012 Executive Officer Bonus Plan dated March 1, 2012 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on March 2, 2012).

10.38†	Amendment to the June 28, 2000 License Agreement and Settlement Agreement with Stryker Corporation (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on

21.1**	Subsidiaries of the Company.

23.1**	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Forward-Looking Statements.

101	Interactive Data Files

†
Confidential treatment has been granted as to portions of this exhibit.

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.

Financial Statement Schedule

        The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2012, 2011 and 2010. All other schedules called for by Form 10-K are omitted because they are not applicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.

Schedule II

ARTHROCARE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additional Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$1,868	$26	$(609)	$1,285
Product returns	383	(230)	127	280
Inventory reserves	4,544	509	(388)	4,665
Warranty reserves	643	1,111	(1,036)	718
Year ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$2,173	$(37)	$(268)	$1,868
Product returns	272	245	(134)	383
Inventory reserves	10,070	(3,879)	(1,647)	4,544
Warranty reserves	529	1,162	(1,048)	643
Year ended December 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$3,637	$(508)	$(956)	$2,173
Product returns	432	172	(332)	272
Inventory reserves	5,721	5,607	(1,258)	10,070
Warranty reserves	477	1,255	(1,203)	529

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION a Delaware Corporation
By:	/s/ DAVID FITZGERALD David Fitzgerald President and Chief Executive Officer
Date: February 14, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID FITZGERALD David Fitzgerald	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2013
/s/ TODD NEWTON Todd Newton	Executive Vice President, Chief Financial Officer and Chief Operating Officer	February 13, 2013
/s/ JAMES G. FOSTER James G. Foster	Director	February 14, 2013
/s/ PETER L. WILSON Peter L. Wilson	Director	February 14, 2013
/s/ TORD B. LENDAU Tord B. Lendau	Director	February 14, 2013
/s/ BARBARA D. BOYAN Barbara D. Boyan	Director	February 14, 2013
/s/ TERRENCE E. GEREMSKI Terrence E. Geremski	Director	February 14, 2013

Signature	Title	Date

/s/ GREGORY A. BELINFANTI Gregory A. Belinfanti	Director	February 14, 2013
/s/ CHRISTIAN P. AHRENS Christian P. Ahrens	Director	February 14, 2013

ARTHROCARE CORPORATION

INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Forward-Looking Statements.
101	Interactive Data Files

*
Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.