Form 10-Q
period 2013-03-31
ARTHROCARE CORP
filed 2013-05-07
CIK 1005010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-27422

ArthroCare Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3180312
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

As of May 1, 2013, the number of outstanding shares of the Registrant’s Common Stock was 28,198,766.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report

For the quarter ended March 31, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value data)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$229,998	$218,787
Accounts receivable, net of allowances of $1,422 and $1,565 at March 31, 2013 and December 31, 2012, respectively	48,922	48,881
Inventories, net	43,363	48,417
Deferred tax assets	16,848	20,090
Prepaid expenses and other current assets	6,551	6,022
Total current assets	345,682	342,197

Property and equipment, net	30,304	30,461
Intangible assets, net	12,220	1,859
Goodwill	119,204	119,893
Deferred tax assets	20,364	23,206
Other assets	607	2,171
Total assets	$528,381	$519,787

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,436	$12,189
Accrued liabilities	35,460	41,674
Deferred revenue	145	285
Deferred tax liabilities	235	33
Income tax payable	225	286
Total current liabilities	48,501	54,467

Deferred tax liabilities	349	354
Other non-current liabilities	20,110	20,200
Total liabilities	68,960	75,021

Commitments and contingencies (Notes 6 and 7)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at March 31, 2013 and December 31, 2012; Redemption value: $87,089	81,678	80,759

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 32,130 and 31,949 shares Outstanding: 28,188 and 27,977 shares at March 31, 2013 and December 31, 2012, respectively	28	28
Treasury stock: 3,942 shares at March 31, 2013 and December 31, 2012, respectively	(106,425)	(106,425)
Additional paid-in capital	418,229	413,660
Accumulated other comprehensive income	4,201	5,300
Retained earnings	61,710	51,444
Total stockholders’ equity	377,743	364,007
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$528,381	$519,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per-share data)

	Three Months Ended March 31,
	2013	2012

Revenues:
Product sales	$87,478	$88,375
Royalties, fees and other	4,870	4,497
Total revenues	92,348	92,872

Cost of product sales	28,328	26,651

Gross profit	64,020	66,221
Operating expenses:
Research and development	8,445	7,594
Sales and marketing	30,332	30,200
General and administrative	7,458	8,488
Amortization of intangible assets	423	1,321
Exit costs	—	160
Investigation and restatement related costs	3,893	1,093
Total operating expenses	50,551	48,856

Income from operations	13,469	17,365

Non-operating gains	522	386

Income before income taxes	13,991	17,751

Income tax provision	2,806	4,793

Net income	11,185	12,958

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(919)	(879)

Net income available to common stockholders	10,266	12,079

Other comprehensive income
Foreign currency translation adjustments	(1,099)	392

Total comprehensive income	$10,086	$13,350
Weighted average shares outstanding:
Basic	28,055	27,614
Diluted	28,785	27,987

Earnings per share applicable to common stockholders:
Basic	$0.30	$0.36
Diluted	$0.30	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$11,185	$12,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,966	5,318
Provision for doubtful accounts receivable, product returns, and inventory valuation	496	1,609
Stock compensation expense	1,872	1,974
Deferred taxes	2,475	4,729
Other	32	1,017
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Change in operating assets	6,041	(1,954)
Change in operating liabilities	(6,611)	(81,133)
Net cash provided by (used in) operating activities	19,456	(55,482)

Cash flows from investing activities:
Purchases of property and equipment	(3,434)	(3,011)
Payments for intangible asset acquisition	(7,000)	—
Net cash used in investing activities	(10,434)	(3,011)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	2,697	906
Net cash provided by financing activities	2,697	906

Effect of exchange rate changes on cash and cash equivalents	(508)	(41)

Net increase (decrease) in cash and cash equivalents	11,211	(57,628)
Cash and cash equivalents, beginning of period	218,787	219,605
Cash and cash equivalents, end of period	$229,998	$161,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2012 Annual Report on Form 10-K filed on February 14, 2013 (“2012 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for the three month periods ended March 31, 2013 and 2012.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies disclosed in its 2012 Form 10-K.

NOTE 2 – COMPUTATION OF EARNINGS PER SHARE

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income allocated to common stockholders, net of $1,753 and $2,098 attributable to Series A Preferred Stock, respectively	8,513	9,981

Basic:
Weighted-average common shares outstanding	28,055	27,614
Earnings per share allocated to common stockholders	$0.30	$0.36

Diluted:
Weighted-average shares outstanding used in basic calculation	28,055	27,614
Dilutive effect of options	308	120
Dilutive effect of unvested restricted stock	422	253
Weighted-average common stock and common stock equivalents	28,785	27,987
Earnings per share allocated to common stockholders	$0.30	$0.36

Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	834	1,061

Awards approved under the Company’s Long Term Incentive Program are excluded from diluted shares as the market conditions and performance conditions of the awards have not been met.

NOTE 3 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	March 31,	December 31,
	2013	2012

Raw materials	$8,899	$10,760
Work-in-process	12,788	11,984
Finished goods	26,564	30,338
	48,251	53,082
Inventory valuation reserves	(4,888)	(4,665)
Inventories, net	$43,363	$48,417

NOTE 4 – INTANGIBLE ASSETS

On December 31, 2012, the Company entered into a stock purchase agreement to acquire Eleven Blade Solutions, Inc. (Eleven Blade) which was accounted for as an asset acquisition.  As a result of this transaction, the Company recorded $10.8 million of intangible assets in the form of intellectual property rights, non-compete agreements with the former employees, owners and consultants of Eleven Blade and the associated deferred tax liabilities.  The Company also agreed to pay the previous owners of Eleven Blade future cash consideration contingent on certain product sales over the next five years.  The amount of contingent future consideration payable to the previous owners of Eleven Blade is capped at $25 million and is not estimable at this time.

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The useful lives of the intellectual property rights and non-compete agreements are 20 years and 3 years, respectively.  As a result of this transaction, estimated future amortization expense as disclosed in Note 7 of the 2012 Form 10-K has been revised as follows (in thousands):

2013	$1,048
2014	$935
2015	$906
2016	$713
2017	$691
Thereafter	7,927
$12,220

NOTE 5 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	March 31, 2013	December 31, 2012

Compensation	$11,781	$17,031
Insurance dispute reserve	9,739	9,729
Indemnification expenses	2,097	2,799
Other	11,843	12,115
	$35,460	$41,674

NOTE 6 – COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.8 million and $2.0 million for the quarters ended March 31, 2013 and 2012, respectively.  There were no material changes from the Company’s lease obligations presented in its 2012 Form 10-K.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the three months ended March 31, 2013 the Company advanced $1.9 million and has expensed $2.9 million under these indemnity agreements.  The Company expects to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

NOTE 7 – LITIGATION AND CONTINGENCIES

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

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

DOJ Investigation

The Department of Justice (the “DOJ”) is investigating certain of the Company’s activities including past sales, accounting, and billing procedures primarily in relation to the operation of the Company’s Spine product sales. The DOJ is also reviewing the Company’s relationship with its DiscoCare subsidiary. The Company is cooperating with this investigation. In connection with such cooperation, and pursuant to a request from the DOJ, the Company has entered into a statute of limitations tolling agreement with the DOJ effective until May 31, 2013. At this stage of the investigation, the Company cannot predict the ultimate outcome and is unable to estimate any potential liability the Company may incur.

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

NOTE 8 –EXIT COSTS

The Company completed the consolidation of its Sunnyvale, California activities to Austin, Texas in the fourth quarter of 2011.  In the second quarter of 2012, the Company entered into a sublease for its former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million.

The following table summarizes the accrued and paid exit costs during the three month period ended March 31, 2013 (in thousands):

	Accrued			Accrued
	Exit Cost			Exit Cost
	Balance at			Balance at
	January 1, 2013	Cost Incurred	Payments	March 31, 2013
Contract termination and other	909	—	101	808
	$909	$—	$101	$808

NOTE 9 – INCOME TAXES

The federal research and development tax credit was extended by the signing of the American Taxpayer Relief Act of 2012 (“Act”) on January 2, 2013. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the federal 2012 research and development tax credit resulted in a $0.8 million reduction of income tax expense in the quarter ended March 31, 2013.

NOTE 10 – SEGMENT INFORMATION

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

Product sales by product area for the periods shown were as follows (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$38,862	$20,754	$59,616	$39,028	$20,282	$59,310
ENT	19,748	5,868	25,616	21,776	5,394	27,170
Other	503	1,743	2,246	590	1,305	1,895
Total product sales	$59,113	$28,365	$87,478	$61,394	$26,981	$88,375

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Product sales attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

ARTHROCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended
	March 31,
	2013	2012

United States	$56,908	$58,807
Non-United States (1)	30,570	29,568
Total product sales	$87,478	$88,375

(1) No additional locations are individually significant.

Long-lived assets, net by geography at the balance sheet dates shown were as follows (in thousands):

	March 31, 2013	December 31, 2012

United States	$119,322	$109,950
Other (1)	43,013	44,434
Total long-lived assets	$162,335	$154,384

(1) No other individual location are significant

NOTE 11 – SUBSEQUENT EVENTS

As disclosed in Note 14 of the 2012 Form 10-K, the Company was notified in 2010 by the Internal Revenue Service (“IRS”) of its intention to examine the 2006 federal income tax return related to certain transfer pricing tax positions. This examination was subsequently extended to include the 2007 — 2010 federal income tax returns. In April 2013, the Company reached a tentative settlement to conclude the IRS examination that will increase US taxable income and result in additional taxes payable of $2.7 million for the cumulative 2006 – 2010 tax years.  The Company will record the additional tax expense and reverse reserves for uncertain tax positions related to these tax years which will result in a material net benefit in the second quarter of 2013.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully  “Forward-Looking Statements,” in Part II of this quarterly report on Form 10-Q, which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict.  As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in Part II — Item 1A — “Risk Factors” of this report on Form 10-Q and in Part I — Item 1A — “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012.  In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation ® technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business consists of one operating and reportable segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures.  The product development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company.  We organize and manage our sales and marketing functions according to geography and the surgical procedure that typically uses our products.  Most of the Company’s products are used in Sports Medicine or ENT procedures.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our employed sales representatives, independent sales agents and distributors.  Product sales decreased 1.0 percent for the three month period ended March 31, 2013 when compared to the same period in 2012.  We anticipate that disposable surgical device sales and implant sales will remain key components of our product sales for the foreseeable future.  Currency rate fluctuations were minimal in the first quarter of 2013 compared to the first quarter of 2012 and had little impact on the comparability of reported product sales.

We contract manufacture disposable surgical devices and implants based on our technologies for other medical device companies.  Product sales from contract manufacturing for the three month period ended March 31, 2013 was $5.5 million compared to $4.8 million during the same period in 2012.

We also generate revenue from royalties, fees and other revenues from the licensing of our technology to other companies and earn other revenues from shipping and handling costs billed to customers.

Gross Product Margin

Gross product margin as a percentage of product sales for the three month period ended March 31, 2013 was 67.6 percent compared to 69.8 percent for the same period in 2012.  Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel, costs to ship product to our customers, and, beginning in the first quarter of 2013, excise tax imposed on our US product sales resulting from the Patient Protection and Affordable Care Act which was signed into law in March 2010 (the Medical Device Tax).  Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life.  Our manufactured products are mostly produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.  Most of our product manufacturing costs are incurred in U.S. dollars.

The comparability of gross product margin between periods will be impacted by several items, including the Medical Device Tax that was newly implemented in 2013, the mix between proprietary and contract manufactured product sales; the stability of the average sales price we realize on proprietary products; changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars; changes in the estimated percentage of engineering activities related to manufacturing process design or improvement; and changes in our product emphasis which could result in excess and obsolescence charges being included in the cost of product sales in a particular period.

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin for the three month period ended March 31, 2013 was 14.6 percent compared to 18.7 percent for the same period in 2012.

Under the short-term incentive plan for 2013 approved by our Board of Directors, Adjusted Operating Margin is a key metric for purposes of evaluating management’s performance.  Adjusted Operating Margin is Operating Margin adjusted for investigation and restatement related costs.  Investigation and restatement related costs were 4.2 percent of total revenue for the three month period ended March 31, 2013 compared to 1.2 percent of total revenue for the same period in 2012.  Adjusted Operating Margin was 18.8 for the three month period ended March 31, 2013 compared to 19.9 percent for the same period in 2012. Adjusted Operating Margin is a non-GAAP measure of profitability and it should not be considered as a substitute for measures prepared in accordance with GAAP.

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

Our effective income tax rate is less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we manufacture the majority of our products and have a tax holiday that extends through December 2015.  In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our deferred tax assets, which amounted to $37.2 million as of March 31, 2013.

Results of Operations

Results of operations for the three month periods ended March 31, 2013 and 2012 (in thousands, except percentages and per-share data) were as follows:

	Three Months Ended
	March 31,
	2013		2012
	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$87,478	94.7%	$88,375	95.2%
Royalties, fees and other	4,870	5.3%	4,497	4.8%
Total revenues	92,348	100.0%	92,872	100.0%

Cost of product sales	28,328	30.7%	26,651	28.7%

Gross profit	64,020	69.3%	66,221	71.3%

Operating expenses:
Research and development	8,445	9.1%	7,594	8.2%
Sales and marketing	30,332	32.8%	30,200	32.5%
General and administrative	7,458	8.1%	8,488	9.1%
Amortization of intangible assets	423	0.5%	1,321	1.4%
Exit costs	—	0.0%	160	0.2%
Investigation and restatement related costs	3,893	4.2%	1,093	1.2%
Total operating expenses	50,551	54.7%	48,856	52.6%

Income from operations	13,469	14.6%	17,365	18.7%

Non-operating gains	522		386

Income before income taxes	13,991		17,751

Income tax provision	2,806		4,793

Net income	11,185		12,958

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(919)		(879)

Net income available to common stockholders	10,266		12,079

Other comprehensive income
Foreign currency translation adjustments	(1,099)		392

Total comprehensive income	$10,086		$13,350

Weighted-average shares outstanding:
Basic	28,055		27,614
Diluted	28,785		27,987

Earnings per share applicable to common stockolders:
Basic	$0.30		$0.36
Diluted	$0.30		$0.36

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$38,862	$20,754	$59,616	$39,028	$20,282	$59,310
ENT	19,748	5,868	25,616	21,776	5,394	27,170
Other	503	1,743	2,246	590	1,305	1,895
Total product sales	$59,113	$28,365	$87,478	$61,394	$26,981	$88,375

Worldwide Sports Medicine product sales increased $0.3 million for the three month period ended March 31, 2013 compared to the same period in 2012 as higher International product sales and higher contract manufacturing product sales offset a decline in Americas fixation product sales.

Americas Sports Medicine product sales decreased $0.2 million for the three month period ended March 31, 2013 when compared to the same period in 2012.  For the quarter ended March 31, 2013, contract manufacturing product sales increased $0.7 million, or 14.4 percent, and proprietary Sports Medicine product sales decreased $0.9 million, or 2.5 percent.  The decrease in Americas proprietary Sports Medicine sales in the quarter was a result of lower sales of our older generation rotator cuff repair anchors.  Additionally, proprietary Sports Medicine product sales declined on lower overall sales performance by the independent sales agent component of our United States sales and distribution organization.

International Sports Medicine product sales increased $0.5 million or 2.3 percent for the three month period ended March 31, 2013 compared to the same period in 2012.  Product sales in direct markets increased 3 percent while product sales to distributor markets decreased 2 percent. Product sales in direct markets comprised approximately 86 percent of International Sports Medicine product sales in both periods.

Worldwide ENT product sales decreased $1.5 million, or 5.7 percent for the three month period ended March 31, 2013 compared to the same periods in 2012 as a result of lower tonsillectomy procedure volumes in the United States and higher Rapid Rhino product sales in the first quarter of 2012 resulting from fulfilling approximately $1.0 million of Rapid Rhino back orders from the end of 2011.

Americas ENT sales decreased $2.0 million, or 9.3 percent for the three months ended March 31, 2013 compared to the same period in 2012.  Tonsillectomy procedures in the quarter were lower than in the prior year which contributed to the majority of the decline in product sales.  In addition, product sales in the first quarter of last year included approximately $0.7 million related to fulfilled Rapid Rhino back orders from the end of 2011.

International ENT product sales increased $0.5 million or 8.8 percent for the quarter ended March 31, 2013 compared to the same period in 2012 as a result of higher product sales to distributor markets, most notably in the Asia-Pacific region.  Product sales in the first quarter of 2012 included approximately $0.3 million related to fulfilled Rapid Rhino back orders from the end of 2011. Product sales in direct markets comprised approximately 70.3 percent and 73.0 percent of all International ENT product sales in the first quarter of 2013 and 2012, respectively.

Worldwide Other product sales increased $0.3 million for the three month period ended March 31, 2013 when compared to the same period in 2012 as a result of higher Spine product sales to International distributor markets.  The increase in product sales to International distributors was partially offset by a net decrease in Other product sales in all direct markets.  Other product sales represent less than 3.0 percent of total product sales in the first quarter of 2013 and 2012.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues was 5.3 percent of total revenues for the three month period ended March 31, 2013 compared to 4.8 percent for the same period in 2012.

Cost of Product Sales

Costs of product sales for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2013		2012
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$23,861	27.3%	$22,317	25.3%
Controller amortization	1,796	2.1%	2,208	2.5%
Other	2,671	3.0%	2,126	2.4%
Total cost of product sales	$28,328	32.4%	$26,651	30.2%

Gross product margin as a percentage of product sales was 67.6 percent for the three month period ended March 31, 2013 compared to 69.8 percent for the same period in 2012.  The decrease in gross product margin for the three months ended March 31, 2013 is due to the new Medical Device Tax which came into effect in the first quarter of 2013, a higher proportion of product sales coming from contract manufactured products, higher plant overhead costs and lower plant throughput in the current quarter.

Operating Expenses

Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2013		2012
	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$8,445	9.1%	$7,594	8.2%
Sales and marketing	30,332	32.8%	30,200	32.5%
General and administrative	7,458	8.1%	8,488	9.1%
Amortization of intangible assets	423	0.5%	1,321	1.4%
Exit costs	—	0.0%	160	0.2%
Investigation and restatement related costs	3,893	4.2%	1,093	1.2%
Total operating expenses	$50,551	54.7%	$48,856	52.6%

Research and development expense increased $0.9 million for the quarter ended March 31, 2013 when compared to the same period in 2012 due to increased Sports Medicine new product development costs.

Sales and marketing expense was approximately equivalent at 32.8 percent and 32.5 percent of total revenue in the first quarter of 2013 and 2012, respectively.  In the first quarter of 2013, sales and marketing expense increased approximately $0.3 million due to severance expense incurred within our Americas organization.

General and administrative expenses decreased $1.0 million for the three month period ended March 31, 2013 when compared to the same period in 2012.  The decrease is due to lower incentive-based compensation accruals and various other administrative cost reductions.

Amortization of intangible asset expense decreased $0.9 million for the three month period ended March 31, 2013 when compared to the same period in 2012.  In the fourth quarter of 2012, certain intangible assets related to the acquisition of Opus Medical were fully amortized and written off.

Investigation and restatement expenses increased $2.8 million to 4.2 percent of total revenues for the three month period ended March 31, 2013.  The increase in investigation and restatement expenses is a result of additional legal costs related to our indemnification agreements with certain former officers as described in Note 7 of our condensed consolidated financial statements.  We expect these expenses to continue until these matters are concluded.

Non-operating gains

Non-operating gains were $0.5 million for the three month period ended March 31, 2013 compared to $0.4 million for the same period in 2013.  The non-operating gain for the three months ended March 31, 2013 includes a gain of $1.7 million received from the extinguishment of our membership interests in a mutual insurance company offset by foreign currency losses reported by foreign subsidiaries on U.S. dollar intercompany net payables as the U.S. dollar strengthened against the euro, British pound and Australian dollar.

Income Tax Provision

Our effective tax rate for the three month period ended March 31, 2013 was 20.0 percent compared to 27.0 percent for the same period in 2012.

The effective tax rate was lower this quarter due to the signing into law of the American Taxpayer Relief Act of 2012 on January 2, 2013 (the Act).  The Act retroactively extended the federal research and development tax credit from January 1, 2012 through December 31, 2013.   As a result of the Act, we recorded research and development tax credits related to 2012 of $0.8 million as a reduction of income tax expense in the first quarter of 2013.

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

As of March 31, 2013 we had $297.2 million in working capital compared to $287.7 million at December 31, 2012.  Our cash and cash equivalent balance was $230.0 million at March 31, 2013 and $218.8 million at December 31, 2012.  In the first quarter of 2013, we paid $7 million to acquire Eleven Blade as discussed in Note 4 of our consolidated condensed financial statements.

Cash provided by operating activities for the three months ended March 31, 2013 was $19.5 million and differed from net income primarily as a result of depreciation and amortization expense and stock based compensation expense.  Cash used by operating activities was $55.5 million for the three month period ended March 31, 2012 due to the payment of $74 million required under the proposed settlement of the private securities actions.  Adjusted for this payment, our cash and cash equivalents increased $16.4 million in the first quarter of 2012.

Cash used in investing activities for the three months ended March 31, 2013 was $10.4 million which consisted of $3.4 million in property and equipment purchases and $7.0 million paid to acquire Eleven Blade.  Cash used by investing activities was $3.0 million for the three month period ended March 31, 2012 related to purchases of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2013 and 2012 was $2.7 million and $0.9 million, respectively, related to proceeds from exercises of stock options and purchases under the employee stock purchase plan.

Critical Accounting Policies and Estimates

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2012 Form 10-K.

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements.  Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.  There were no material changes from our contractual obligations presented in our 2012 Form 10-K.

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

Our weighted average interest rate earned on our cash and cash equivalents for the period ended March 31, 2013 was less than 1 percent.

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the U.S. dollar exchange rates for these currencies fluctuate, we will experience variations in our earnings and financial condition.

Our cash and cash equivalents at March 31, 2013 are denominated primarily in U.S. dollars; however, we also maintain balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the March 31, 2013 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of March 31, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting have occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: May 7, 2013	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: May 7, 2013	/s/ Todd Newton
Todd Newton
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document