Form 10-Q
period 2013-06-30
ARTHROCARE CORP
filed 2013-08-05
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File Number: 001-34607
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

As of July 31, 2013, the number of outstanding shares of the Registrant’s Common Stock was 28,251,997.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report
For the quarter ended June 30, 2013

PART I.  FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS
ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$251,036	$218,787
Accounts receivable, net of allowances of $1,396 and $1,565 at June 30, 2013 and December 31, 2012, respectively	42,241	48,881
Inventories, net	42,560	48,417
Deferred tax assets	16,502	20,090
Prepaid expenses and other current assets	7,103	6,022
Total current assets	359,442	342,197

Property and equipment, net	33,190	30,461
Intangible assets, net	11,728	1,859
Goodwill	119,330	119,893
Deferred tax assets	14,786	23,206
Other assets	422	2,171
Total assets	$538,898	$519,787

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,491	$12,189
Accrued liabilities	59,224	41,674
Income tax payable	3,298	286
Other liabilities	354	318
Total current liabilities	76,367	54,467

Deferred tax liabilities	354	354
Other non-current liabilities	6,221	20,200
Total liabilities	82,942	75,021

Commitments and contingencies (Notes 6 and 7)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at June 30, 2013 and December 31, 2012; Redemption value: $87,089	82,607	80,759

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 32,175 and 31,949 shares Outstanding: 28,244 and 27,977 shares at June 30, 2013 and December 31, 2012, respectively	28	28
Treasury stock: 3,931 and 3,942 shares at June 30, 2013 and December 31, 2012, respectively	(106,126)	(106,425)
Additional paid-in capital	421,587	413,660
Accumulated other comprehensive income	3,857	5,300
Retained earnings	54,003	51,444
Total stockholders’ equity	373,349	364,007
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$538,898	$519,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per-share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues:
Product sales	$87,470	$87,471	$174,947	$175,846
Royalties, fees and other	4,600	4,235	9,470	8,732
Total revenues	92,070	91,706	184,417	184,578

Cost of product sales	28,724	27,355	57,053	54,006

Gross profit	63,346	64,351	127,364	130,572
Operating expenses:
Research and development	8,659	7,899	17,103	15,493
Sales and marketing	30,218	28,842	60,550	59,042
General and administrative	8,683	8,154	16,141	16,642
Amortization of intangible assets	505	1,316	927	2,637
Exit costs	—	(938)	—	(778)
Investigation and restatement related costs	26,335	1,131	30,227	2,224
Total operating expenses	74,400	46,404	124,948	95,260

Income (loss) from operations	(11,054)	17,947	2,416	35,312

Non-operating gains (losses)	(392)	(1,147)	129	(761)

Income (loss) before income taxes	(11,446)	16,800	2,545	34,551

Income tax provision (benefit)	(4,667)	4,536	(1,860)	9,329

Net income (loss)	(6,779)	12,264	4,405	25,222

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(929)	(887)	(1,848)	(1,766)

Net income (loss) available to common stockholders	(7,708)	11,377	2,557	23,456

Other comprehensive income (loss)
Foreign currency translation adjustments	(344)	(778)	(1,443)	(386)

Total comprehensive income (loss)	$(7,123)	$11,486	$2,962	$24,836
Weighted average shares outstanding:
Basic	28,081	27,639	28,130	27,648
Diluted	28,081	27,934	28,836	28,003

Earnings (loss) per share applicable to common stockholders:
Basic	$(0.27)	$0.34	$0.08	$0.70
Diluted	$(0.27)	$0.34	$0.07	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$4,405	$25,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,935	10,646
Provision for doubtful accounts receivable, product returns, and inventory valuation	795	2,896
Stock compensation expense	3,945	4,054
Income tax benefits relating to employee stock options	(314)	—
Deferred taxes	8,202	9,297
Other	322	486
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Change in operating assets	13,008	(4,128)
Change in operating liabilities	7,197	(81,412)
Net cash provided by (used in) operating activities	45,495	(32,939)

Cash flows from investing activities:
Purchases of property and equipment	(9,840)	(5,289)
Payments for business combinations	—	(1,297)
Payments for intangible asset acquisition	(7,000)	—
Net cash used in investing activities	(16,840)	(6,586)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	3,688	1,606
Income tax benefits relating to employee stock options	314	—
Net cash provided by financing activities	4,002	1,606

Effect of exchange rate changes on cash and cash equivalents	(408)	(440)

Net increase (decrease) in cash and cash equivalents	32,249	(38,359)
Cash and cash equivalents, beginning of period	218,787	219,605
Cash and cash equivalents, end of period	$251,036	$181,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2012 Annual Report on Form 10-K filed on February 14, 2013 (“2012 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at June 30, 2013 and December 31, 2012, the results of its operations for the three and six month periods ended June 30, 2013 and 2012 and its cash flows for the six month periods ended June 30, 2013 and 2012.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

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

New Accounting Pronouncements

Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013. The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward or a similar tax loss or tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not net the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. Management is in the process of evaluating the impact of this ASU.

NOTE 2 – COMPUTATION OF EARNINGS (LOSS) PER SHARE

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

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income (loss) allocated to common stockholders, net of $0 and $1,975 attributable to Series A Preferred Stock for the three months ended June 30, 2013 and 2012, respectively and $436 and $4,071 for the six months ended June 30, 2013 and 2012, respectively.	$(7,708)	$9,402	$2,121	$19,385

Basic:
Weighted-average common shares outstanding	28,081	27,639	28,130	27,648
Earnings (loss) per share allocated to common stockholders	$(0.27)	$0.34	$0.08	$0.70

Diluted:
Weighted-average shares outstanding used in basic calculation	28,081	27,639	28,130	27,648
Dilutive effect of options	—	182	291	210
Dilutive effect of unvested restricted stock	—	113	415	145
Weighted-average common stock and common stock equivalents	28,081	27,934	28,836	28,003
Earnings (loss) per share allocated to common stockholders	$(0.27)	$0.34	$0.07	$0.69

Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	849	1,356	798	1,154

Awards approved under the Company’s Long Term Incentive Program are excluded from diluted shares as the market conditions and performance conditions of the awards have not been met.

NOTE 3 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	June 30, 2013	December 31, 2012

Raw materials	$10,245	$10,760
Work-in-process	14,130	11,984
Finished goods	22,767	30,338
	47,142	53,082
Inventory valuation reserves	(4,582)	(4,665)
Inventories, net	$42,560	$48,417

NOTE 4 – INTANGIBLE ASSETS

On December 31, 2012, the Company entered into a stock purchase agreement to acquire Eleven Blade Solutions, Inc. (Eleven Blade) which was accounted for as an asset acquisition in the first quarter of 2013.  As a result of this transaction, the Company recorded $10.8 million of intangible assets in the form of intellectual property rights, non-compete agreements with the former employees, owners and consultants of Eleven Blade and the associated deferred tax liabilities.  The Company also agreed to pay the previous owners of Eleven Blade future cash consideration contingent on certain product sales over the next five years.  The amount of contingent future consideration payable to the previous owners of Eleven Blade is capped at $25 million and is not estimable at this time.

The useful lives of the intellectual property rights and non-compete agreements are 20 years and 3 years, respectively.  As a result of this transaction, estimated future amortization expense as disclosed in Note 7 of the 2012 Form 10-K has been revised as follows (in thousands):

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2013	$556
2014	935
2015	906
2016	713
2017	691
Thereafter	7,927
$11,728

NOTE 5 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	June 30, 2013	December 31, 2012

Insurance dispute reserve	$30,000	$9,729
Compensation	13,523	17,031
Indemnification expenses	4,540	2,799
Other	11,161	12,115
	$59,224	$41,674

The Company has recently engaged in preliminary resolution discussions with the DOJ regarding the DOJ investigation (see further discussion in Note 7). As a result of these discussions, the balance of the insurance dispute reserve as of June 30, 2013 was increased to reflect management's current best estimate of the financial component that will likely be included in the final resolution. The actual amount could be greater or less, and the timing of the final resolution and payment cannot yet be determined.
NOTE 6 – COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.7 million and $3.6 million for the three and six months ended June 30, 2013, respectively compared to $1.7 million and $3.7 million for the same periods in 2012.  There were no material changes from the Company’s lease obligations presented in its 2012 Form 10-K.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered with certain former executives and employees while they were employed with the Company.  During the six months ended June 30, 2013 the Company advanced $6.8 million and has expensed $5.4 million under these indemnity agreements.  The Company expects to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

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

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

DOJ Investigation

The Department of Justice (the “DOJ”) is investigating certain of the Company's activities including past sales, accounting, and billing procedures primarily in relation to the operation of the Company's product sales. The DOJ is also reviewing the Company's relationship with its DiscoCare subsidiary. The Company is cooperating with this investigation. In connection with such cooperation, and pursuant to a request from the DOJ, the Company has entered into a statute of limitations tolling agreement with the DOJ effective until August 31, 2013.
The Company has recently engaged in preliminary resolution discussions with the DOJ. As a result of these discussions, management believes that a final resolution of this matter will include a financial component, and management's current best estimate of this financial component is $30 million. Accordingly, the balance of the insurance dispute reserve as of June 30, 2013 was increased to reflect this estimate and a charge of $20.2 million recorded in the second quarter of 2013 as investigation and restatement related expenses. The actual amount could be greater or less, and the timing of the final resolution and payment cannot yet be determined. Based on the current discussions with the DOJ, management believes that any final resolution will likely contain continuing obligations for the Company, such as (1) a deferred prosecution agreement between the Company and the government and (2) the continuation of the Company's already established compliance monitoring and reporting systems. At this point, management is unable to estimate the length of time or the other conditions on such continuing obligations that may be associated with a final resolution. No agreement has been reached with or approved by the DOJ and any resolution would require approval by the U.S. District Court.

Private Securities Class Action

In 2008, two putative securities class actions were filed in Federal court against the Company and certain of its former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding the Company’s internal controls, business, and financial results. On October 28, 2008, and thereafter, the two putative securities class actions and the federal shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:8-cv-574-SS (consolidated) in the U.S. District Court, Western District of Texas.

Settlement of Private Securities Actions

The Company reached an agreement to settle the private securities class action suits consolidated into the action titled In Re ArthroCare Corporation Securities Litigation, Case No. 1:8-cv-574-SS (consolidated) in the U.S. District Court, Western District of Texas.

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

The following table summarizes the accrued and paid exit costs during the six month period ended June 30, 2013 (in thousands):

	Accrued Exit Cost Balance at January 1, 2013	Cost Incurred	Payments	Accrued Exit Cost Balance at June 30, 2013
Contract termination and other	$909	$—	$203	$706
	$909	$—	$203	$706

NOTE 9 – INCOME TAXES

The federal research and development tax credit was extended by the signing of the American Taxpayer Relief Act of 2012 (“Act”) on January 2, 2013. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the federal 2012 research and development tax credit resulted in a $0.8 million reduction of income tax expense for the six months ended June 30, 2013.

As disclosed in Note 14 of the 2012 Form 10-K, the Company was notified in 2010 by the Internal Revenue Service (“IRS”) of its intention to examine the 2006 federal income tax return related to certain transfer pricing tax positions. This examination was subsequently extended to include the 2007 — 2011 federal income tax returns. In April 2013, the Company reached a settlement to conclude the IRS examination that increased US taxable income and resulted in additional taxes payable of $3.1 million for the cumulative 2006 – 2011 tax years.  As a result of this settlement, the Company also reversed reserves for uncertain tax positions related to these years. The net effect of the settlement was a net income tax benefit of $10 million in the second quarter of 2013.

NOTE 10 – SEGMENT INFORMATION

Our business consists of one operating and reportable segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures.  The development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company.  We organize and manage our sales and marketing functions according to geography and the surgical specialty that typically employs our products.  Most of the Company’s products are used in Sports Medicine or ENT procedures.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Product sales by product area for the periods shown were as follows (in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$37,944	$20,973	$58,917	$38,051	$19,661	$57,712
ENT	21,194	5,355	26,549	21,532	5,390	26,922
Other	311	1,693	2,004	411	2,426	2,837
Total product sales	$59,449	$28,021	$87,470	$59,994	$27,477	$87,471

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$76,806	$41,727	$118,533	$77,081	$39,943	$117,024
ENT	40,942	11,223	52,165	43,308	10,783	54,091
Other	813	3,436	4,249	1,000	3,731	4,731
Total product sales	$118,561	$56,386	$174,947	$121,389	$54,457	$175,846

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Product sales attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

United States	$57,670	$57,194	$114,578	$116,001
Non-United States (1)	29,800	30,277	60,369	59,845
Total product sales	$87,470	$87,471	$174,947	$175,846
 ___________________________________________
(1) No additional locations are individually significant.

Long-lived assets, net by geography at the balance sheet dates shown were as follows (in thousands):

	June 30, 2013	December 31, 2012

United States	$122,136	$109,950
Non-United States (1)	42,534	44,434
Total long-lived assets	$164,670	$154,384
 ___________________________________________
(1) No additional locations are individually significant.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2013, the Company acquired ENTrigue Surgical, Inc. ("ENTrigue"), a privately-held Delaware corporation specializing in ENT sinus surgical products. The Company paid approximately $45.0 million in cash to the former stockholders of ENTrigue, less an amount placed in escrow to secure the indemnification obligations of the former

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

stockholders. The Agreement also provides that the former security holders will have the right to receive future contingent consideration shortly following each of the next five anniversaries of the acquisition date based on the annual growth in net sales of the acquired products. This transaction will be accounted for as a business combination and the preliminary purchase price allocation will be included in the Company's Form 10-Q for the period ending September 30, 2013.

On July 22, 2013, ArthroCare Costa Rica S.R.L. (“ACR”), an indirect wholly-owned subsidiary of ArthroCare, entered into agreements with Zona Franca Coyol, S.A. (“CFZ”) under which ACR will acquire property in Alajuela, Costa Rica for $4.9 million from CFZ and CFZ will design and construct a new manufacturing facility for the Company on the newly acquired property under a fixed-priced building contract valued at approximately $19.9 million.

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

Overview

We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation ® technology. Our products are used across several medical specialties, improving many existing soft-tissue surgical procedures and enabling new minimally invasive surgical procedures. Our business consists of one operating and reportable segment for the development, manufacturing and marketing of disposable devices and implants for select surgical procedures.  The product development, manufacturing and other supporting functions, such as regulatory affairs and distribution, are common across our Company.  We organize and manage our sales and marketing functions according to geography and the surgical specialty that typically uses our products.  Most of the Company’s products are used in Sports Medicine or ENT procedures.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our employed sales representatives, independent sales agents and distributors.  Product sales were essentially unchanged for the quarter ended June 30, 2013 and decreased 0.5 percent for the six-month period ended June 30, 2013 when compared to the same periods in 2012.  We anticipate that disposable surgical device sales and implant sales will remain key components of our product sales for the foreseeable future.  Currency rate fluctuations had minimal effect on the comparability of reported product sales in the quarter and six month period ended June 30, 2013.

We contract manufacture disposable surgical devices and implants based on our technologies for other medical device companies.  Product sales from contract manufacturing for the three and six month periods ended June 30, 2013 were $5.3 million and $10.9 million, respectively, compared to $6.5 million and $11.3 million during the same periods in 2012.

We also generate revenue from royalties, fees and other revenues from the licensing of our technology to other companies and earn other revenues from shipping and handling costs billed to customers.

Gross Product Margin

Gross product margin as a percentage of product sales for the three and six month periods ended June 30, 2013 was 67.1 percent and 67.4 percent, respectively, compared to 68.8 percent and 69.3 percent for the same periods in 2012.  Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel, costs to ship product to our customers, and, beginning in the first quarter of 2013, excise tax imposed on our US product sales resulting from the Patient Protection and Affordable Care Act which was signed into law in March 2010 (the Medical Device Tax).  Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life.  Our products are mostly produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.  Most of our product manufacturing costs are incurred in U.S. dollars.

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

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin was negative 12.0 percent for the quarter ended June 30, 2013 and 1.3 percent for the six month period ended June 30, 2013 compared to 19.6 percent and 19.1 percent for the same periods in 2012.

Under the short-term incentive plan for 2013 approved by our Board of Directors, Adjusted Operating Margin is a key metric for purposes of evaluating management’s performance.  Adjusted Operating Margin is Operating Margin adjusted for investigation and restatement related costs.  Investigation and restatement related costs were 28.6 percent and 16.4 percent of total revenue for the three and six month periods ended June 30, 2013, respectively, compared to 1.2 percent of total revenue for the same periods in 2012.  Adjusted Operating Margin was 16.6 percent and 17.7 percent for the three and six month periods ended June 30, 2013, respectively, compared to 20.8 percent and 20.3 percent for the same periods in 2012. Adjusted Operating Margin is a non-GAAP measure of profitability and it should not be considered as a substitute for measures prepared in accordance with GAAP.

Net Earnings (loss)

For most periods, our net earnings (loss) will be affected by the same trends that impact our revenues, gross product margin and operating margin. In addition, net earnings (loss) will also be affected by non-operating other income and expenses, such as foreign currency gains and losses, and by income taxes.  We expect that we will report foreign currency gains or losses each period due primarily to changes in the value of the euro, British pound and Australian dollar versus the U.S. dollar.

In periods when we report income before taxes, our effective income tax rate is usually less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we manufacture the majority of our products and have a tax holiday that extends through December 2015.  In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. In the second quarter of 2013, we settled the Internal Revenue Service (“IRS”) examination of our federal income tax returns for the 2006 - 2011 tax years and recorded a net income tax benefit of $10 million. We also reversed $3.7 million of deferred tax assets in the second quarter of 2013 related to amounts accrued previously as insurance dispute reserves. We currently estimate that amounts accrued as insurance dispute reserves will be paid to settle the DOJ investigation and as a result we will obtain no income tax deduction when this settlement is paid. We expect to be able to fully utilize our net deferred tax assets, which amounted to $30.9 million as of June 30, 2013.

Results of Operations

Results of operations for the three and six month periods ended June 30, 2013 and 2012 (in thousands, except percentages and per-share data) were as follows:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$87,470	95.0%	$87,471	95.4%	$174,947	94.9%	$175,846	95.3%
Royalties, fees and other	4,600	5.0%	4,235	4.6%	9,470	5.1%	8,732	4.7%
Total revenues	92,070	100.0%	91,706	100.0%	184,417	100.0%	184,578	100.0%

Cost of product sales	28,724	31.2%	27,355	29.8%	57,053	30.9%	54,006	29.3%

Gross profit	63,346	68.8%	64,351	70.2%	127,364	69.1%	130,572	70.7%

Operating expenses:
Research and development	8,659	9.4%	7,899	8.6%	17,103	9.3%	15,493	8.4%
Sales and marketing	30,218	32.8%	28,842	31.5%	60,550	32.8%	59,042	32.0%
General and administrative	8,683	9.4%	8,154	8.9%	16,141	8.8%	16,642	9.0%
Amortization of intangible assets	505	0.5%	1,316	1.5%	927	0.5%	2,637	1.4%
Exit costs	—	—%	(938)	(1.0)%	—	—%	(778)	(0.4)%
Investigation and restatement related costs	26,335	28.6%	1,131	1.2%	30,227	16.4%	2,224	1.2%
Total operating expenses	74,400	80.7%	46,404	50.7%	124,948	67.8%	95,260	51.6%

Income (loss) from operations	(11,054)	(12.0)%	17,947	19.6%	2,416	1.3%	35,312	19.1%

Non-operating gains (losses)	(392)		(1,147)		129		(761)

Income (loss) before income taxes	(11,446)		16,800		2,545		34,551

Income tax provision	(4,667)		4,536		(1,860)		9,329

Net income (loss)	(6,779)		12,264		4,405		25,222

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(929)		(887)		(1,848)		(1,766)

Net income (loss) available to common stockholders	(7,708)		11,377		2,557		23,456

Other comprehensive income (loss)
Foreign currency translation adjustments	(344)		(778)		(1,443)		(386)

Total comprehensive income (loss)	$(7,123)		$11,486		$2,962		$24,836

Weighted-average shares outstanding:
Basic	28,081		27,639		28,130		27,648
Diluted	28,081		27,934		28,836		28,003

Earnings (loss) per share applicable to common stockholders:
Basic	$(0.27)		$0.34		$0.08		$0.70
Diluted	$(0.27)		$0.34		$0.07		$0.69

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three months ended June 30, 2013				Three months ended June 30, 2012
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$37,944	$20,973	$58,917	67.4%	$38,051	$19,661	$57,712	66.0%
ENT	21,194	5,355	26,549	30.4%	21,532	5,390	26,922	30.8%
Other	311	1,693	2,004	2.2%	411	2,426	2,837	3.2%
Total product sales	$59,449	$28,021	$87,470	100%	$59,994	$27,477	$87,471	100%
% Net product sales	68.0%	32.0%	100%		68.6%	31.4%	100%

	Six months ended June 30, 2013				Six months ended June 30, 2012
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$76,806	$41,727	$118,533	67.8%	$77,081	$39,943	$117,024	66.5%
ENT	40,942	11,223	52,165	29.8%	43,308	10,783	54,091	30.8%
Other	813	3,436	4,249	2.4%	1,000	3,731	4,731	2.7%
Total product sales	$118,561	$56,386	$174,947	100%	$121,389	$54,457	$175,846	100%
% Net product sales	67.8%	32.2%	100%		69.0%	31.0%	100%

Worldwide Sports Medicine product sales increased $1.2 million or 2.1 percent and $1.5 million or 1.3 percent for the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012 due to higher proprietary product sales.

Americas Sports Medicine product sales decreased $0.1 million or 0.3 percent and $0.3 million or 0.4 percent for the three and six month periods ended June 30, 2013, respectively when compared to the same periods in 2012.  For the three months ended June 30, 2013, contract manufacturing product sales decreased $1.2 million or 18.1 percent and proprietary Sports Medicine product sales increased $1.1 million or 3.4 percent for the three months ended June 30, 2013 when compared to the same period in 2012.  For the six month period ended June 30, 2013, contract manufacturing product sales decreased $0.5 million or 4.2 percent and proprietary Sports Medicine product sales increased $0.2 million or 0.3 percent when compared to the same period in 2012. The increase in Americas proprietary Sports Medicine sales in the quarter was a result of higher product sales of Coblation products designed for knee and hip arthroscopies, partially offset by lower average selling prices during the quarter. Fixation product sales were mostly unchanged in the quarter.

International Sports Medicine product sales increased $1.3 million or 6.7 percent and $1.8 million or 4.5 percent for the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012.  Product sales in direct markets increased 8 percent and 5 percent for the three and six month periods ending June 30, 2013, respectively, when compared to the same periods in 2012 and product sales in direct markets comprised approximately 83 percent of total International Sports Medicine product sales in 2013.

Worldwide ENT product sales decreased $0.4 million or 1.4 percent and $1.9 million or 3.6 percent for the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012 as a result of lower tonsillectomy product sales in the United States. Also, in the first quarter of last year we experienced higher Rapid Rhino product sales resulting from fulfilling approximately $1.0 million of Rapid Rhino back orders from the end of 2011.

Americas ENT sales decreased $0.3 million or 1.6 percent and $2.4 million or 5.5 percent for the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012.  Tonsillectomy product sales were lower in 2013 than in the prior year.  In addition, Americas product sales in the first quarter of last year included approximately $0.7 million related to fulfilled Rapid Rhino back orders from the end of 2011.

International ENT product sales decreased less than $0.1 million for the three month period ended June 30, 2013 and increased $0.4 million or 4.1 percent for the six month period ended June 30, 2013 compared to the same periods in 2012.  International ENT product sales in the second quarter of 2013 were lower as a result of the timing of distributor shipments. Product sales in the first quarter of 2012 included approximately $0.3 million related to fulfilled Rapid Rhino back orders from the end of 2011. Product sales in direct markets comprised approximately 60 percent and 55 percent of all International ENT product sales in the three and six months ended June 30, 2013 compared to 49 percent and 54 percent for the same periods in 2012, respectively.

Worldwide Other product sales decreased $0.8 million and $0.5 million for the three and six month periods ended June 30, 2013, respectively, when compared to the same periods in 2012. Other product sales represent approximately 3.0 percent of total product sales in the three and six months ended June 30, 2013 and 2012.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues was 5.0 percent and 5.1 percent of total revenues for the three and six month periods ended June 30, 2013, respectively, compared to 4.6 percent and 4.7 percent for the same periods in 2012.

Cost of Product Sales

Costs of product sales for the periods shown were as follows (in thousands, except percentages):

	Three months ended June 30,
	2013		2012
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$24,370	27.9%	$23,195	26.5%
Controller amortization	1,692	1.9%	2,199	2.5%
Other	2,662	3.1%	1,961	2.2%
Total cost of product sales	$28,724	32.9%	$27,355	31.2%

	Six months ended June 30,
	2013		2012
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$48,231	27.6%	$45,511	25.9%
Controller amortization	3,489	2.0%	4,408	2.5%
Other	5,333	3.0%	4,087	2.3%
Total cost of product sales	$57,053	32.6%	$54,006	30.7%

Gross product margin as a percentage of product sales was 67.1 percent and 67.4 percent for the three and six month periods ended June 30, 2013, respectively, compared to 68.8 percent and 69.3 percent for the same periods in 2012.  The decrease in gross product margin for the three months ended June 30, 2013 is due to the new Medical Device Tax which came into effect in the first quarter of 2013 and lower plant throughput than in the same periods of 2012.

Operating Expenses

Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$8,659	9.4%	$7,899	8.6%	17,103	9.3%	15,493	8.4%
Sales and marketing	30,218	32.8%	28,842	31.5%	60,550	32.8%	59,042	32.0%
General and administrative	8,683	9.4%	8,154	8.9%	16,141	8.8%	16,642	9.0%
Amortization of intangible assets	505	0.5%	1,316	1.5%	927	0.5%	2,637	1.4%
Exit costs	—	—%	(938)	(1.0)%	—	—%	(778)	(0.4)%
Investigation and restatement related costs	26,335	28.6%	1,131	1.2%	30,227	16.4%	2,224	1.2%
Total operating expenses	$74,400	80.7%	$46,404	50.7%	124,948	67.8%	95,260	51.6%

Research and development expense increased $0.8 million and $1.6 million for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012 due to increased Sports Medicine new product development costs.

Sales and marketing expense was approximately equivalent at 32.8 percent of total revenue for the three and six months ended June 30, 2013 compared to 31.5 percent and 32.0 percent for the three and six months ended June 30, 2012, respectively.  Sales and marketing expense increased in the periods as a result of efforts to expand our sales and distribution coverage and sales force training in support of anticipated future new product introductions.

General and administrative expenses increased $0.5 million and decreased $0.5 million for the three and six month periods ended June 30, 2013, respectively, when compared to the same periods in 2012.  The increase in general and administrative expenses for the three months ended June 30, 2013 is primarily due to acquisition costs incurred during the period.

Amortization of intangible asset expense decreased $0.8 million and $1.7 million for the three and six month periods ended June 30, 2013, respectively, when compared to the same periods in 2012.  In the fourth quarter of 2012, certain intangible assets related to the acquisition of Opus Medical were fully amortized and written off.

Investigation and restatement expenses increased $25.2 million and $28.0 million for the three and six month periods ended June 30, 2013, respectively when compared to the same periods in 2012.  The Company has recently engaged in preliminary resolution discussions with the DOJ regarding the DOJ investigation. As a result of these discussions, management believes that a final resolution of this matter will include a financial component, and management's current best estimate of this financial component is $30 million. Accordingly, the balance of the insurance dispute reserve as of June 30, 2013 was increased to reflect this estimate and a charge of $20.2 million recorded in the second quarter of 2013 as investigation and restatement related expenses. The actual amount could be greater or less, and the timing of the final resolution and payment cannot yet be determined. The increase in investigation and restatement expenses is also a result of additional legal costs related to our indemnification agreements with certain former officers as described in Note 7 of our condensed consolidated financial statements.  We expect the indemnification expenses to continue until the matters concerning the former officers are concluded.

Non-operating gains (losses)

Non-operating gains (losses) were a loss of $0.4 million and a gain of $0.1 million for the three and six month periods ended June 30, 2013, respectively, compared to losses of $1.1 million and $0.8 million for the same periods in 2012.  The non-

operating loss for the three months ended June 30, 2013 is primarily a result of foreign currency losses reported by foreign subsidiaries on U.S. dollar inter-company net payables as the U.S. dollar strengthened against the euro, British pound and Australian dollar. The non-operating gain for the six months ended June 30, 2013 includes a gain of $1.7 million received from the extinguishment of our membership interests in a mutual insurance company offset by foreign currency losses reported by foreign subsidiaries on U.S. dollar inter-company net payables as the U.S. dollar strengthened against the euro, British pound and Australian dollar.

Income Tax Provision

In April 2013, the Company reached a settlement to conclude an IRS examination for the cumulative 2006 – 2011 tax years and recorded a $10 million net tax benefit in the second quarter of 2013 related to these tax years. As a result, our tax benefit for the three and six month periods ended June 30, 2013 was $4.7 million and $1.9 million, respectively. We also reversed $3.7 million of deferred tax assets in the second quarter of 2013 related to amounts accrued previously as insurance dispute reserves. We currently estimate that amounts accrued as insurance dispute reserves will be paid to settle the DOJ investigation and as a result we will obtain no income tax deduction when this settlement is paid. Excluding these items, our effective tax rate was 17.6 percent and 19.3 percent for the three and six months ended June 30, 2013, respectively, compared to 27.0 percent for the same periods in 2012.

Income tax expense was lower for the six months ended June 30, 2013 due to the signing into law of the American Taxpayer Relief Act of 2012 on January 2, 2013 (the Act).  The Act retroactively extended the federal research and development tax credit from January 1, 2012 through December 31, 2013.   As a result of the Act, we recorded research and development tax credits related to 2012 of $0.8 million as a reduction of income tax expense for the six months ended June 30, 2013.

Liquidity and Capital Resources

Our operating cash flow has historically been affected by the overall profitability of the sales of our products, our ability to invoice and collect from customers in a timely manner, and our ability to efficiently implement our acquisition strategy and manage costs.  We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and long-term normal operating requirements.

As of June 30, 2013 we had $283.1 million in working capital compared to $287.7 million at December 31, 2012.  Our cash and cash equivalents balance was $251.0 million at June 30, 2013 and $218.8 million at December 31, 2012.  In the first quarter of 2013, we paid $7.0 million to acquire Eleven Blade as discussed in Note 4 of our consolidated condensed financial statements.

Cash provided by operating activities for the six months ended June 30, 2013 was $45.5 million and differed from net income primarily as a result of non-cash items affecting net income during the period, including the charge recorded in the second quarter to revise the insurance dispute reserve to reflect our current best estimate of the financial component of the potential resolution with the DOJ, net income tax benefit recorded in the second quarter resulting from the settlement of IRS examination of the 2006-2011 federal tax returns, and the period's normally recurring depreciation and amortization expense and stock based compensation expense.  Cash used by operating activities was $33 million for the six month period ended June 30, 2012, due to the payment of $74 million required under the settlement of the private securities actions.  Adjusted for this payment, our cash provided by operating activities would have been $41.0 million in the first half of 2012.

Cash used in investing activities for the six months ended June 30, 2013 was $16.8 million which consisted of $9.8 million in property and equipment purchases and $7.0 million paid to acquire Eleven Blade.  Cash used by investing activities was $6.6 million for the six month period ended June 30, 2012 of which $5.3 million related to purchases of property and equipment and $1.3 million paid to acquire an orthopedic sales and marketing entity in Finland.

Cash provided by financing activities for the six months ended June 30, 2013 and 2012 was $4.0 million and $1.6 million, respectively, related to proceeds from exercises of stock options and purchases under the employee stock purchase plan.

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

Our weighted average interest rate earned on our cash and cash equivalents for the period ended June 30, 2013 was less than 1 percent.

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the U.S. dollar exchange rates for these currencies fluctuate, we will experience variations in our earnings and financial condition.

Our cash and cash equivalents at June 30, 2013 are denominated primarily in U.S. dollars; however, we also maintain balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the June 30, 2013 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of June 30, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting have occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: August 5, 2013	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: August 5, 2013	/s/ Todd Newton
Todd Newton
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document