Form 10-Q
period 2013-09-30
ARTHROCARE CORP
filed 2013-10-29
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

As of October 24, 2013, the number of outstanding shares of the Registrant’s Common Stock was 28,377,847.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report
For the quarter ended September 30, 2013

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$208,435	$218,787
Accounts receivable, net of allowances of $1,380 and $1,565 at September 30, 2013 and December 31, 2012, respectively	40,916	48,881
Inventories, net	46,526	48,417
Deferred tax assets	14,966	20,090
Prepaid expenses and other current assets	8,594	6,022
Total current assets	319,437	342,197

Property and equipment, net	45,459	30,461
Intangible assets, net	15,112	1,859
Goodwill	164,964	119,893
Deferred tax assets	25,041	23,206
Other assets	4,134	2,171
Total assets	$574,147	$519,787

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,385	$12,189
Accrued liabilities	63,851	41,674
Income tax payable	15	286
Other liabilities	280	318
Total current liabilities	82,531	54,467

Deferred tax liabilities	361	354
Other non-current liabilities	19,259	20,200
Total liabilities	102,151	75,021

Commitments and contingencies (Notes 6 and 7)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at September 30, 2013 and December 31, 2012; Redemption value: $87,089	83,548	80,759

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 32,299 and 31,949 shares Outstanding: 28,368 and 27,977 shares at September 30, 2013 and December 31, 2012, respectively	28	28
Treasury stock: 3,931 and 3,942 shares at September 30, 2013 and December 31, 2012, respectively	(106,126)	(106,425)
Additional paid-in capital	426,224	413,660
Accumulated other comprehensive income	4,987	5,300
Retained earnings	63,335	51,444
Total stockholders’ equity	388,448	364,007
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$574,147	$519,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per-share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues:
Product sales	$87,060	$82,602	$262,008	$258,448
Royalties, fees and other	4,803	4,338	14,273	13,070
Total revenues	91,863	86,940	276,281	271,518

Cost of product sales	28,876	26,204	85,929	80,210

Gross profit	62,987	60,736	190,352	191,308
Operating expenses:
Research and development	8,433	8,184	25,536	23,677
Sales and marketing	29,322	27,175	89,872	86,217
General and administrative	8,785	8,191	24,926	24,833
Amortization of intangible assets	534	1,363	1,461	4,000
Exit costs	—	—	—	(778)
Investigation and restatement related costs	3,164	2,139	33,391	4,363
Total operating expenses	50,238	47,052	175,186	142,312

Income from operations	12,749	13,684	15,166	48,996

Non-operating gains (losses)	(28)	183	101	(578)

Income before income taxes	12,721	13,867	15,267	48,418

Income tax provision	2,449	3,882	587	13,211

Net income	10,272	9,985	14,680	35,207

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(940)	(900)	(2,788)	(2,666)

Net income available to common stockholders	9,332	9,085	11,892	32,541

Other comprehensive income (loss)
Foreign currency translation adjustments	1,131	951	(312)	565

Total comprehensive income	$11,403	$10,936	$14,368	$35,772
Weighted average shares outstanding:			1
Basic	28,374	27,714	28,239	27,698
Diluted	28,968	28,087	28,888	28,096

Earnings per share applicable to common stockholders:
Basic	$0.27	$0.27	$0.35	$0.97
Diluted	$0.27	$0.27	$0.34	$0.96

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$14,680	$35,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,344	15,793
Provision for doubtful accounts receivable, product returns, and inventory valuation	1,368	2,032
Stock compensation expense	5,696	6,585
Income tax benefits relating to employee stock options	(343)	—
Deferred taxes	10,567	12,347
Other	586	2,280
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Change in operating assets	5,529	(5,576)
Change in operating liabilities	10,471	(79,226)
Net cash provided by (used in) operating activities	59,898	(10,558)

Cash flows from investing activities:
Purchases of property and equipment	(23,815)	(7,189)
Payments for business combinations, net of cash acquired	(44,983)	(1,252)
Payments for intangible asset acquisitions	(8,500)	—
Net cash used in investing activities	(77,298)	(8,441)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	6,574	2,777
Income tax benefits relating to employee stock options	343	—
Net cash provided by financing activities	6,917	2,777

Effect of exchange rate changes on cash and cash equivalents	131	(220)

Net decrease in cash and cash equivalents	(10,352)	(16,442)
Cash and cash equivalents, beginning of period	218,787	219,605
Cash and cash equivalents, end of period	$208,435	$203,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2012 Annual Report on Form 10-K filed on February 14, 2013 (“2012 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at September 30, 2013 and December 31, 2012, the results of its operations for the three and nine month periods ended September 30, 2013 and 2012 and its cash flows for the nine month periods ended September 30, 2013 and 2012.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

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

New Accounting Pronouncements
Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013 and addresses when an unrecognized tax benefit shall be recorded as a reduction to a deferred tax asset or presented as a gross liability. ASU 2013-11 is effective for the Company beginning in 2014. Management is evaluating the impact of this ASU.

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

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income allocated to common stockholders, net of $2,526 and $2,467 attributable to Series A Preferred Stock for the three months ended September 30, 2013 and 2012, respectively and $4,809 and $8,279 for the nine months ended September 30, 2013 and 2012, respectively.	$7,746	$7,518	$9,871	$26,928

Basic:
Weighted-average common shares outstanding	28,374	27,714	28,239	27,698
Earnings per share allocated to common stockholders	$0.27	$0.27	$0.35	$0.97

Diluted:
Weighted-average shares outstanding used in basic calculation	28,374	27,714	28,239	27,698
Dilutive effect of options	271	248	282	221
Dilutive effect of unvested restricted stock	323	125	367	177
Weighted-average common stock and common stock equivalents	28,968	28,087	28,888	28,096
Earnings per share allocated to common stockholders	$0.27	$0.27	$0.34	$0.96

Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	577	937	563	880

Awards approved under the Company’s Long Term Incentive Program are excluded from diluted shares as the market conditions and performance conditions of the awards have not been met.

NOTE 3 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	September 30, 2013	December 31, 2012

Raw materials	$12,054	$10,760
Work-in-process	13,640	11,984
Finished goods	25,468	30,338
	51,162	53,082
Inventory valuation reserves	(4,636)	(4,665)
Inventories, net	$46,526	$48,417

NOTE 4 – INTANGIBLE ASSETS

On December 31, 2012, the Company entered into a stock purchase agreement to acquire Eleven Blade Solutions, Inc. (Eleven Blade) which was accounted for as an asset acquisition in the first quarter of 2013.  As a result of this transaction, the Company recorded $10.8 million of intangible assets in the form of intellectual property rights, non-compete agreements with certain former employees, owners and consultants of Eleven Blade and the associated deferred tax liabilities.  The Company also agreed to pay the previous owners of Eleven Blade future cash consideration contingent on certain product sales over the next five years.  The amount of contingent future consideration payable to the previous owners of Eleven Blade is capped at $25 million and is not estimable at this time.The useful lives of the intellectual property rights and non-compete agreements are 20 years and 3 years, respectively.

On July 1, 2013, the Company acquired ENTrigue Surgical, Inc. ("ENTrigue"), a privately-held Delaware corporation specializing in ENT sinus surgical products. As a result of this transaction, the Company recorded $2.4 million of identifiable

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

intangible assets in the form of trade names, developed technology, customer relationships, distribution agreements and non-compete agreements. See further discussion in Note 8.

As a result of these and other immaterial transactions during the nine months ended September 30, 2013, estimated future amortization expense as disclosed in Note 7 of the 2012 Form 10-K has been revised as follows (in thousands):

2013	$546
2014	2,011
2015	1,739
2016	941
2017	919
Thereafter	8,956
$15,112

NOTE 5 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	September 30, 2013	December 31, 2012

Insurance dispute reserve	$30,000	$9,729
Compensation	17,820	17,031
Legal expenses	3,249	3,730
Other	12,782	11,184
	$63,851	$41,674

The Company has recently engaged in preliminary resolution discussions with the DOJ regarding the DOJ investigation (see further discussion in Note 7). As a result of these ongoing discussions, the balance of the insurance dispute reserve was increased in the second quarter of 2013 to $30.0 million to reflect management's current best estimate of the financial component that will likely be included in the final resolution of the DOJ investigation. The actual amount of the financial component could be greater or less, and the timing of the final resolution and payment cannot yet be determined.
NOTE 6 – COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.6 million and $5.1 million for the three and nine months ended September 30, 2013, respectively, compared to $1.6 million and $5.3 million for the same periods in 2012.  There were no material changes from the Company’s lease obligations presented in its 2012 Form 10-K.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company.  During the nine months ended September 30, 2013 the Company advanced $8.5 million and has expensed $10.3 million under these indemnity agreements.  The Company expects to continue to advance payments pursuant to certain of these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

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

DOJ Investigation

The Department of Justice (the “DOJ”) is investigating certain of the Company's activities including past sales, accounting and billing procedures primarily in relation to the operation of the Company's product sales. The DOJ is also reviewing the Company's relationship with its DiscoCare subsidiary. The Company is cooperating with this investigation. In connection with such cooperation, and pursuant to a request from the DOJ, the Company had previously entered into a series of statute of limitations tolling agreements with the DOJ, the most recent of which expired on August 31, 2013.
As previously disclosed, the Company has recently engaged in preliminary resolution discussions with the DOJ. As a result of these ongoing discussions, management continues to believe that a final resolution of this matter will include a financial component, and management's current best estimate of this financial component is $30 million. Accordingly, a charge of $20.2 million was recorded in the second quarter of 2013 as investigation and restatement related expenses which increased the balance of the Company’s insurance dispute reserve to $30 million. The actual amount could be greater or less, and the timing of the final resolution and payment cannot yet be determined. Based on the current discussions with the DOJ, management believes that any final resolution will likely contain continuing obligations for the Company, such as (1) a deferred prosecution agreement between the Company and the government and (2) the continuation of the Company's already established compliance monitoring and reporting systems. At this point, management is unable to estimate the length of time or the other conditions on such continuing obligations that may be associated with a final resolution. No agreement has been reached with or approved by the DOJ and any resolution would require approval by the U.S. District Court.
Private Securities Class Action

In 2008, two putative securities class actions were filed in Federal court against the Company and certain of its former executive officers, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the defendants violated federal securities laws by issuing false and misleading financial statements and making material misrepresentations regarding the Company’s internal controls, business and financial results. On October 28, 2008, and thereafter, the two putative securities class actions and the federal shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Securities Litigation, Case No. 1:8-cv-574-SS (consolidated) in the U.S. District Court, Western District of Texas.

Settlement of Private Securities Actions

The Company reached an agreement to settle the private securities class action suits consolidated into the action titled In Re ArthroCare Corporation Securities Litigation, Case No. 1:8-cv-574-SS (consolidated) in the U.S. District Court, Western District of Texas.

The settlement resolves all claims arising from the purchase or sale of ArthroCare securities of a class of all purchasers of ArthroCare common stock and call options, and sellers of put options on ArthroCare common stock between December 11, 2007 and February 18, 2009, inclusive (the "Class"), except those members of the Class who opt out, for a payment of $74 million to a settlement fund to be created for the settlement. Counsel for the plaintiff applied for and received an award of attorneys’ fees and reimbursement of expenses from the settlement fund. On February 10, 2012, the Court entered an order of preliminary approval of the settlement and ordered that Notice be sent to all class members. Pursuant to the preliminary approval order, the Company paid the $74 million in settlement funds into the applicable settlement escrow account on February 23, 2012. The settlement was approved by the United States District Court for the Western District of Texas and entered as a final judgment on June 4, 2012.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

False Claims Act Investigation

In the first quarter of 2012, the Company received a Civil Investigative Demand from the DOJ, requesting information related to the marketing of its radio-frequency ablation devices, which could implicate the False Claims Act, 31 U.S.C. § 3729. The Company completed its response to the information request in the second quarter of 2012 and is cooperating fully with the investigation, although no assurances can be given regarding the duration of the investigation or whether proceedings will be instituted against the Company. Management intends to represent the Company’s interests vigorously in this matter. At this stage of the investigation, however, management cannot predict the ultimate outcome of the investigation or any potential liability the Company may incur.

NOTE 8 – BUSINESS COMBINATIONS

On July 1, 2013, the Company acquired ENTrigue Surgical, Inc. ("ENTrigue"), a privately-held Delaware corporation specializing in ENT sinus surgical products. The Company paid approximately $45.0 million in cash to the former stockholders of ENTrigue, less an amount placed in escrow to secure the indemnification obligations of the former stockholders of ENTrigue.

The Agreement also provides that the Company will make annual cash payments to the former stockholders of ENTrigue shortly after each of the next five anniversaries of the acquisition date based on the annual net sales of the acquired products. The annual payment shall equal annual net sales growth times the applicable sales growth multiple for the year. The sales growth multiple is 0.6 for years 1-3; 1.1 for year 4; and 1.25 for year 5. For purposes of calculating this multiple, the annual growth of net sales each year is determined by subtracting the highest amount of net sales in any previous year from the net sales in the current year. The range of undiscounted future payments that could be required is currently estimated to be between $2.4 million and $32.2 million. The estimated fair value of the contingent consideration arrangement used for determining total purchase price is $14.5 million, which was estimated by applying the income approach using a Monte Carlo simulation model. That measure is based on valuation inputs that are not observable in the market.

The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition and is summarized below (in thousands):

Current assets	$2,201
Property, plant and equipment	340
Intangible assets	2,386
Goodwill	45,187
Deferred tax assets	10,093
Total assets acquired	60,207
Liabilities	664
Total purchase price	$59,543
Cash payments at acquisition date	45,000
Fair value of contingent consideration liability	14,543
Total purchase price	$59,543

The fair value of the assets and liabilities acquired, including goodwill, is preliminary and therefore may be subject to adjustments. The goodwill of $45.2 million arising from the acquisition is not expected to be deductible for income tax purposes. Subsequent to July 1, 2013, the revenues and expenses of ENTrigue have been included in the Company's consolidated statements of income. The Company incurred transaction related expenses of approximately $0.8 million for the nine months ended September 30, 2013 which have been recorded as general and administrative expenses.

The fair value and weighted-average useful life of the identifiable intangible assets acquired are summarized below (in thousands):

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Weighted-Average Useful Life

Trade names	$410	9 Years
Developed technology	940	12 Years
Customer relationships	390	10 Years
Distribution agreements	280	3 Years
Non-compete agreements	366	5 Years
	$2,386
See further discussion of future amortization expense for intangible assets in Note 4.
NOTE 9 –EXIT COSTS

The Company completed the consolidation of its Sunnyvale, California activities to Austin, Texas in the fourth quarter of 2011.  In the second quarter of 2012, the Company entered into a sublease for its former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million.

The following table summarizes the accrued and paid exit costs during the nine month period ended September 30, 2013 (in thousands):

	Accrued Exit Cost Balance at January 1, 2013	Cost Incurred	Payments	Accrued Exit Cost Balance at September 30, 2013
Contract termination and other	$909	$—	$297	$612
	$909	$—	$297	$612

NOTE 10 – INCOME TAXES

The federal research and development tax credit was extended by the signing of the American Taxpayer Relief Act of 2012 (“Act”) on January 2, 2013. The Act retroactively extended this tax credit from January 1, 2012 through December 31, 2013. Since the Act was enacted during 2013, the income tax benefit related to the federal 2012 research and development tax credit resulted in a $0.8 million reduction of income tax expense for the nine months ended September 30, 2013.

As disclosed in Note 14 of the 2012 Form 10-K, the Company was notified in 2010 by the Internal Revenue Service (“IRS”) of its intention to examine the 2006 federal income tax return related to certain transfer pricing tax positions. This examination was subsequently extended to include the 2007 - 2011 federal income tax returns. In the third quarter of 2013, the Company received a final settlement letter from the IRS which resulted in additional taxes payable of $2.4 million for the cumulative 2006 - 2011 tax years.  As a result of this settlement, the Company reversed reserves for uncertain tax positions related to these years. The net effect of the final settlement was a net income tax benefit of $10.5 million for the nine months ended September 30, 2013.

NOTE 11 – SEGMENT INFORMATION

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

Product sales by product area for the periods shown were as follows (in thousands):

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$37,410	$20,674	$58,084	$36,787	$18,414	$55,201
ENT	19,938	6,791	26,729	19,677	5,846	25,523
Other	372	1,875	2,247	322	1,556	1,878
Total product sales	$57,720	$29,340	$87,060	$56,786	$25,816	$82,602

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$114,218	$62,401	$176,619	$113,868	$58,357	$172,225
ENT	60,880	18,014	78,894	62,985	16,629	79,614
Other	1,185	5,310	6,495	1,322	5,287	6,609
Total product sales	$176,283	$85,725	$262,008	$178,175	$80,273	$258,448

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Product sales attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

United States	$55,616	$53,936	$170,195	$169,937
Non-United States (1)	31,444	28,666	91,813	88,511
Total product sales	$87,060	$82,602	$262,008	$258,448
 ___________________________________________
(1) No additional locations are individually significant.

Long-lived assets, net by geography, at the balance sheet dates shown were as follows (in thousands):

	September 30, 2013	December 31, 2012

United States	$171,232	$109,950
Non-United States (1)	58,437	44,434
Total long-lived assets	$229,669	$154,384
 ___________________________________________
(1) No additional locations are individually significant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully “Forward-Looking Statements,” in Part II of this quarterly report on Form 10-Q, which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements.  Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in Part II — Item 1A — “Risk Factors” of this report on Form 10-Q and in Part I — Item 1A — “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012.  In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

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

Product Sales

Our principal source of revenue is from sales of our products, which primarily include disposable surgical devices and implants. Product sales are made through our employed sales representatives, independent sales agents and distributors.  Product sales increased $4.5 million or 5.4 percent for the quarter ended September 30, 2013 and increased $3.6 million or 1.4 percent for the nine month period ended September 30, 2013 when compared to the same periods in 2012.  We anticipate that disposable surgical device and implant sales will remain key components of our product sales for the foreseeable future.  The strengthening of the U.S. Dollar, net, against the foreign currencies in which our subsidiaries operate reduced the U.S. dollar value of product sales by $0.4 million and $0.5 million for the three and nine months ended September 30, 2013, respectively. In constant currency, product sales increased 5.8 percent and 1.6 percent for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. Management believes percentage sales growth in constant currency is an important metric for evaluating our operations because the impact of changing foreign currency exchange rates may not provide an accurate baseline for analyzing trends in our business. To measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates. Percentage sales growth in constant currency is calculated by translating current year sales at prior year average foreign currency exchange rates. Constant currency is a non-GAAP measure and should not be considered as a substitute for measures prepared in accordance with GAAP.

We contract manufacture disposable surgical devices and implants based on our technologies for other medical device companies.  Product sales from contract manufacturing for the three and nine month periods ended September 30, 2013 were $5.9 million and $16.8 million, respectively, compared to $6.6 million and $18.0 million during the same periods in 2012.

We also generate revenue from royalties, fees and other revenues from the licensing of our technology to other companies and earn other revenues from shipping and handling costs billed to customers.

Gross Product Margin

Gross product margin as a percentage of product sales for the three and nine month periods ended September 30, 2013 was 66.8 percent and 67.2 percent, respectively, compared to 68.3 percent and 69.0 percent for the same periods in 2012.  Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel, costs to ship product to our customers and, beginning in the first quarter of 2013, excise tax imposed on our US product sales resulting from the Patient Protection and Affordable Care Act which was signed into law in March 2010 (the "Medical Device Tax").  Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life.  Our products are mostly produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.  Most of our product manufacturing costs are incurred in U.S. dollars.

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

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin was 13.9 percent for the quarter ended September 30, 2013 and 5.5 percent for the nine month period ended September 30, 2013 compared to 15.7 percent and 18.0 percent for the same periods in 2012.

Under the short-term incentive plan for 2013 approved by our Board of Directors, adjusted operating margin is a key metric for purposes of evaluating management’s performance.  Adjusted operating margin is operating margin adjusted for investigation and restatement related costs.  Investigation and restatement related costs were 3.4 percent and 12.1 percent of total revenue for the three and nine month periods ended September 30, 2013, respectively, compared to 2.5 percent and 1.6 percent of total revenue for the same periods in 2012.  Adjusted operating margin was 17.3 percent and 17.6 percent for the three and nine month periods ended September 30, 2013, respectively, compared to 18.2 percent and 19.6 percent for the same periods in 2012. Adjusted operating margin is a non-GAAP measure of profitability, and it should not be considered as a substitute for measures prepared in accordance with GAAP.

Net Earnings

For most periods, our net earnings will be affected by the same trends that impact our revenues, gross product margin and operating margin. In addition, net earnings will also be affected by non-operating other income and expenses, such as foreign currency gains and losses, and by income taxes.  We expect that we will report foreign currency gains or losses each period due primarily to changes in the value of the euro, British pound and Australian dollar versus the U.S. dollar.

In periods when we report income before taxes, our effective income tax rate is usually less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we manufacture the majority of our products and have a tax holiday that extends through December 2015.  In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. In the third quarter of 2013, we finalized the settlement with the Internal Revenue Service (“IRS”) concerning its examination of our federal income tax returns for the 2006 - 2011 tax years. The net effect of the settlement recorded in the nine month period ended September 30, 2013 was a net income tax benefit of $10.5 million. We reversed $3.7 million of deferred tax assets in the second quarter of 2013 related to amounts accrued previously as insurance dispute reserves. We currently estimate that amounts accrued as insurance dispute reserves will be paid to settle the DOJ investigation and as a result we will obtain no income tax deduction when this settlement is paid. We expect to be able to fully utilize our net deferred tax assets, which amounted to $39.6 million as of September 30, 2013.

Results of Operations

Results of operations for the three and nine month periods ended September 30, 2013 and 2012 (in thousands, except percentages and per-share data) were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Revenues:
Product sales	$87,060	94.8%	$82,602	95.0%	$262,008	94.8%	$258,448	95.2%
Royalties, fees and other	4,803	5.2%	4,338	5.0%	14,273	5.2%	13,070	4.8%
Total revenues	91,863	100.0%	86,940	100.0%	276,281	100.0%	271,518	100.0%

Cost of product sales	28,876	31.4%	26,204	30.1%	85,929	31.1%	80,210	29.5%

Gross profit	62,987	68.6%	60,736	69.9%	190,352	68.9%	191,308	70.5%

Operating expenses:
Research and development	8,433	9.2%	8,184	9.4%	25,536	9.2%	23,677	8.7%
Sales and marketing	29,322	31.9%	27,175	31.2%	89,872	32.5%	86,217	31.8%
General and administrative	8,785	9.6%	8,191	9.4%	24,926	9.0%	24,833	9.1%
Amortization of intangible assets	534	0.6%	1,363	1.6%	1,461	0.5%	4,000	1.5%
Exit costs	—	—%	—	—%	—	—%	(778)	(0.3)%
Investigation and restatement related costs	3,164	3.4%	2,139	2.5%	33,391	12.1%	4,363	1.6%
Total operating expenses	50,238	54.7%	47,052	54.1%	175,186	63.4%	142,312	52.4%

Income from operations	12,749	13.9%	13,684	15.7%	15,166	5.5%	48,996	18.0%

Non-operating gains (losses)	(28)		183		101		(578)

Income before income taxes	12,721		13,867		15,267		48,418

Income tax provision	2,449		3,882		587		13,211

Net income	10,272		9,985		14,680		35,207

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(940)		(900)		(2,788)		(2,666)

Net income available to common stockholders	9,332		9,085		11,892		32,541

Other comprehensive income (loss)
Foreign currency translation adjustments	1,131		951		(312)		565

Total comprehensive income	$11,403		$10,936		$14,368		$35,772

Weighted-average shares outstanding:
Basic	28,374		27,714		28,239		27,698
Diluted	28,968		28,087		28,888		28,096

Earnings per share applicable to common stockholders:
Basic	$0.27		$0.27		$0.35		$0.97
Diluted	$0.27		$0.27		$0.34		$0.96

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three months ended September 30, 2013				Three months ended September 30, 2012
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$37,410	$20,674	$58,084	66.7%	$36,787	$18,414	$55,201	66.8%
ENT	19,938	6,791	26,729	30.7%	19,677	5,846	25,523	30.9%
Other	372	1,875	2,247	2.6%	322	1,556	1,878	2.3%
Total product sales	$57,720	$29,340	$87,060	100%	$56,786	$25,816	$82,602	100%
% Net product sales	66.3%	33.7%	100%		68.7%	31.3%	100%

	Nine months ended September 30, 2013				Nine months ended September 30, 2012
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$114,218	$62,401	$176,619	67.4%	$113,868	$58,357	$172,225	66.6%
ENT	60,880	18,014	78,894	30.1%	62,985	16,629	79,614	30.8%
Other	1,185	5,310	6,495	2.5%	1,322	5,287	6,609	2.6%
Total product sales	$176,283	$85,725	$262,008	100%	$178,175	$80,273	$258,448	100%
% Net product sales	67.3%	32.7%	100%		68.9%	31.1%	100%

Worldwide Sports Medicine product sales increased $2.9 million or 5.2 percent and $4.4 million or 2.6 percent for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012 due to higher proprietary product sales. In constant currency, Sports Medicine product sales increased 5.8 percent and 2.8 percent for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.

Americas Sports Medicine product sales, which includes both proprietary product sales and contract manufacturing product sales, increased $0.6 million or 1.7 percent and $0.4 million or 0.3 percent for the three and nine month periods ended September 30, 2013, respectively when compared to the same periods in 2012.  Americas proprietary Sports Medicine product sales increased $1.4 million or 4.5 percent for the three months ended September 30, 2013 and $1.6 million or 2.0 percent for the nine-month period ended September 30, 2013 when compared to the same periods in 2012. The increase in Americas proprietary Sports Medicine sales in the quarter was a result of higher Coblation product sales volumes, partially offset by a 2 percent decrease in average selling price for the quarter. Fixation product sales were mostly unchanged in the quarter in terms of volumes and pricing. For the three months ended September 30, 2013, contract manufacturing product sales decreased $0.8 million or 11.2 percent and decreased $1.2 million or 6.8 percent for the nine-month period ended September 30, 2013 compared to the same periods in 2012.

International Sports Medicine product sales increased $2.3 million or 12.3 percent and $4.0 million or 6.9 percent for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012.  Product sales to distributor markets increased in the quarter, most notably to Asia Pacific and southern European distributors. Product sales in direct markets increased 6 percent for each of the three and nine month periods ending September 30, 2013 when compared to the same periods in 2012 and product sales in direct markets were over 80 percent of total International Sports Medicine product sales for the nine month period ended September 30, 2013.

Worldwide ENT product sales increased $1.2 million or 4.7 percent and decreased $0.7 million or 0.9 percent for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012. Changes in foreign exchange rates did not have a material effect on the comparability of reported ENT product sales between the periods.

Americas ENT sales increased $0.3 million or 1.3 percent and decreased $2.1 million or 3.3 percent for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012.  The increase for the three months ended September 30, 2013 is due to sales of ENTrigue products. The decrease for the nine months ended September 30, 2013 is due to the decline in tonsillectomy product sales in 2013 as compared to the prior year.  In addition, Americas product sales in the first quarter of last year included approximately $0.7 million related to fulfilled Rapid Rhino back orders from the end of 2011. Excluding the effect of the back order on 2012 product sales, Americas ENT product sales decreased $1.4 million or 2.3 percent for the nine month period ended September 30, 2013.

International ENT product sales increased $0.9 million or 16.2 percent for the three month period ended September 30, 2013 and increased $1.4 million or 8.3 percent for the nine month period ended September 30, 2013 compared to the same periods in 2012.  Product sales to distributor markets increased in the quarter and for the nine months ended September 30, 2013 when compared to the same periods in 2012. Product sales in direct markets increased 10 percent for the quarter and 7 percent for the nine months ending September 30, 2013, when compared to the same periods in 2012. Direct markets product sales comprised approximately 50 percent of the total International ENT product sales through the first nine months of 2013. Product sales in the first quarter of 2012 included approximately $0.3 million related to fulfilled Rapid Rhino back orders from the end of 2011. Excluding the effect of the back order on 2012 product sales, International ENT product sales increased $1.7 million or 10.3 percent for the nine month period ended September 30, 2013.

Worldwide Other product sales increased $0.4 million and decreased $0.1 million for the three and nine month periods ended September 30, 2013, respectively, when compared to the same periods in 2012. Other product sales represent less than 3.0 percent of total product sales in the three and nine months ended September 30, 2013 and 2012.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues was 5.2 percent of total revenues for each of the three and nine month periods ended September 30, 2013 compared to 5.0 percent and 4.8 percent for the same periods in 2012, respectively.

Cost of Product Sales

Cost of product sales for the periods shown were as follows (in thousands, except percentages):

	Three months ended September 30,
	2013		2012
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$24,646	28.3%	$22,666	27.4%
Controller amortization	1,650	1.9%	2,008	2.4%
Other	2,580	3.0%	1,530	1.9%
Total cost of product sales	$28,876	33.2%	$26,204	31.7%

	Nine months ended September 30,
	2013		2012
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$72,877	27.8%	$68,177	26.4%
Controller amortization	5,139	2.0%	6,416	2.5%
Other	7,913	3.0%	5,617	2.1%
Total cost of product sales	$85,929	32.8%	$80,210	31.0%

Gross product margin as a percentage of product sales was 66.8 percent and 67.2 percent for the three and nine month periods ended September 30, 2013, respectively, compared to 68.3 percent and 69.0 percent for the same periods in 2012.  The decrease in gross product margin for the three and nine months ended September 30, 2013 is due to the new Medical Device Tax which came into effect in the first quarter of 2013, lower average sales price on Sports Medicine product sales and changes in sales mix versus the same periods of 2012.

Operating Expenses

Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$8,433	9.2%	$8,184	9.4%	$25,536	9.2%	$23,677	8.7%
Sales and marketing	29,322	31.9%	27,175	31.2%	89,872	32.5%	86,217	31.8%
General and administrative	8,785	9.6%	8,191	9.4%	24,926	9.0%	24,833	9.1%
Amortization of intangible assets	534	0.6%	1,363	1.6%	1,461	0.5%	4,000	1.5%
Exit costs	—	—%	—	—%	—	—%	(778)	(0.3)%
Investigation and restatement related costs	3,164	3.4%	2,139	2.5%	33,391	12.1%	4,363	1.6%
Total operating expenses	$50,238	54.7%	$47,052	54.1%	$175,186	63.3%	$142,312	52.4%

Research and development expense increased $0.2 million and $1.9 million for the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012 due primarily to increased Sports Medicine new product development costs.

Sales and marketing expense increased to 31.9 percent and 32.5 percent of total revenue for the three and nine months ended September 30, 2013, respectively, from 31.2 percent and 31.8 percent for the three and nine months ended September 30, 2012.  The increase in sales and marketing expense was a result of efforts to expand our sales and distribution coverage and sales force training in support of anticipated future new product introductions.  In addition, sales and marketing expense increased $0.3 million and $0.4 million for the three and nine months ended September 30, 2013, respectively, due to severance-related costs.

General and administrative expenses increased $0.6 million and $0.1 million for the three and nine month periods ended September 30, 2013, respectively, when compared to the same periods in 2012.  The increase in general and administrative expenses for the three months ended September 30, 2013 is primarily due to $0.7 million of one-time transaction-support costs and severance-related costs resulting from the ENTrigue acquisition.

Amortization of intangible assets expense decreased $0.8 million and $2.5 million for the three and nine month periods ended September 30, 2013, respectively, when compared to the same periods in 2012.  In the fourth quarter of 2012, certain intangible assets related to the acquisition of Opus Medical were fully amortized partially offset by amortization expense for intangible assets acquired in 2013.

Investigation and restatement expenses increased $1.0 million and $29.0 million for the three and nine month periods ended September 30, 2013, respectively when compared to the same periods in 2012.  The Company has recently engaged in preliminary resolution discussions with the DOJ regarding the DOJ investigation (see further discussion in Note 7 of our condensed consolidated financial statements). As a result of these discussions, management believes that a final resolution of this matter will include a financial component, and management's current best estimate of this financial component is $30 million. Accordingly, during the second quarter of 2013 the balance of the insurance dispute reserve was increased to reflect this estimate and a charge of $20.2 million was recorded as investigation and restatement related expenses. The actual amount could be greater or less, and the timing of the final resolution and payment cannot yet be determined. The increase in investigation and restatement expenses is also a result of additional legal costs related to our indemnification agreements with certain former officers as described in Note 6 of our condensed consolidated financial statements.  We expect the indemnification expenses to continue until the matters concerning the former officers are concluded.

Non-operating gains (losses)

Non-operating gains (losses) netted to an immaterial loss for the three month period ended September 30, 2013 and was a gain of $0.1 million for the nine month period ended September 30, 2013. For the same periods in 2012, we reported a non-operating gain of $0.2 million and a loss of $0.6 million, respectively.  The non-operating loss for the three months ended September 30, 2013 is primarily a result of other income resulting from the deferred income recognized on the cancellation of the Wright Medical exclusive distribution contract offset by bank fees and interest expense. The non-operating gain for the nine months ended September 30, 2013 includes a gain of $1.7 million received from the extinguishment of our membership interests in a mutual insurance company offset by foreign currency losses reported by foreign subsidiaries on U.S. dollar inter-company net payables as the U.S. dollar strengthened against the British pound and Australian dollar as well as bank fees and interest expense.

Income Tax Provision

Our effective tax rate for the three month and nine month periods ended September 30, 2013 was 19.3 percent and 3.8 percent, respectively, compared to 28.0 percent and 27.3 percent in the same periods in 2012. The decrease in our effective tax rate was due to a number of discrete items during 2013. In the third quarter of 2013, we finalized the settlement with the IRS concerning its examination of our federal income tax returns for the 2006 – 2011 tax years which resulted in a net income tax benefit of $10.5 million for the nine months ended September 30, 2013. We recorded a charge of $20.2 million in the second quarter of 2013 as investigation and restatement related expenses which increased the balance of the Company's insurance dispute reserve to $30 million. We currently estimate that amounts accrued as insurance dispute reserves will be paid to settle the DOJ investigation and accordingly will not result in an income tax deduction when paid. We also reversed $3.7 million of deferred tax assets in the second quarter of 2013 related to amounts previously accrued as insurance dispute reserves. Lastly, income tax expense was lower for the nine months ended September 30, 2013 due to the signing into law of the American Taxpayer Relief Act of 2012 on January 2, 2013 (the Act) which retroactively extended the federal research and development tax credit from January 1, 2012 through December 31, 2013.   As a result of the Act, we recorded research and development tax credits related to 2012 of $0.8 million as a reduction of income tax expense for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Our operating cash flow has historically been affected by the overall profitability of the sales of our products, our ability to invoice and collect from customers in a timely manner and our ability to efficiently implement our acquisition strategy and manage costs.  We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term and long-term normal operating requirements.

As of September 30, 2013 we had $236.9 million in working capital compared to $287.7 million at December 31, 2012.  Our cash and cash equivalents balance was $208.4 million at September 30, 2013 and $218.8 million at December 31, 2012.

Cash provided by operating activities for the nine months ended September 30, 2013 was $59.9 million and was higher than net income primarily as a result of non-cash items affecting net income during the period, including the charge recorded in the second quarter to revise the insurance dispute reserve to reflect our current best estimate of the financial component of the potential resolution with the DOJ, net income tax benefit recorded in the second quarter resulting from the settlement of IRS examination of the 2006-2011 federal tax returns, and the period's normally recurring depreciation and amortization expense and stock based compensation expense.  Cash used by operating activities was $10.6 million for the nine month period ended September 30, 2012, due to the payment of $74 million required under the settlement of the private securities actions.  Adjusted for this payment, our cash provided by operating activities would have been $63.4 million in the first nine months of 2012.

Cash used in investing activities for the nine months ended September 30, 2013 was $77.3 million which consisted primarily of $23.8 million in property and equipment purchases, including $12.5 million related to our new Costa Rica Manufacturing facility which is currently under construction, $7.0 million paid to acquire Eleven Blade and $45.0 million paid to acquire ENTrigue.  Cash used in investing activities was $8.4 million for the nine month period ended September 30, 2012 of which $7.2 million related to purchases of property and equipment and $1.3 million paid to acquire an orthopedic sales and marketing entity in Finland.

Cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $6.9 million and $2.8 million, respectively, primarily related to proceeds from exercises of stock options and purchases under the employee stock purchase plan.

Critical Accounting Policies and Estimates

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2012 Form 10-K.

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements.  Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.  There were no material changes from our contractual obligations presented in our 2012 Form 10-K other than the agreements entered into to construct a new manufacturing facility in Costa Rica as disclosed in our June 30, 2013 Form 10-Q and the agreement entered into with the former stockholders of ENTrigue as discussed in Note 8.

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

Our weighted average interest rate earned on our cash and cash equivalents for the period ended September 30, 2013 was less than 1 percent.

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the U.S. dollar exchange rates for these currencies fluctuate, we will experience variations in our earnings and financial condition.

Our cash and cash equivalents at September 30, 2013 are denominated primarily in U.S. dollars; however, we also maintain balances in euros, British pounds, Swedish kroner, Swiss francs, Australian dollars and Costa Rican colones.  A 10 percent change in the September 30, 2013 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of September 30, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1
Agreement and Plan of Merger, by and among ArthroCare Corporation, Durante Merger Sub, Inc., ENTrigue Surgical, Inc., and Shareholder Representative Services, LLC as the Representative, dated as of July 1, 2013 (incorporated by reference to Exhibit 2.1 to ArthroCare Corporation’s Current Report on Form 8-K filed on July 2, 2013 (Commission File No. 0-027422)).

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

ARTHROCARE CORPORATION
a Delaware corporation

Date: October 29, 2013	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: October 29, 2013	/s/ Todd Newton
Todd Newton
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

2.1
Agreement and Plan of Merger, by and among ArthroCare Corporation, Durante Merger Sub, Inc., ENTrigue Surgical, Inc., and Shareholder Representative Services, LLC as the Representative, dated as of July 1, 2013 (incorporated by reference to Exhibit 2.1 to ArthroCare Corporation’s Current Report on Form 8-K filed on July 2, 2013 (Commission File No. 0-027422)).

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