Form 10-K
period 2013-12-31
ARTHROCARE CORP
filed 2014-02-13
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $975,265,320 (based upon the closing sales price of such stock as reported by NASDAQ on such date).
As of January 31, 2014, the number of outstanding shares of the Registrant's Common Stock was 28,567,064.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act of 1934, as amended, in connection with our annual meeting of stockholders, scheduled to be held on or before June 22, 2014 are incorporated by reference into Part III of this Annual Report.

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
PART I
ITEM 1.    BUSINESS
Recent Developments
On February 3, 2014, the Company announced the entry into an Agreement and Plan of Merger (the "Merger Agreement") with Smith & Nephew, Inc. ("Parent"), Rosebud Acquisition Corporation, a wholly owned subsidiary of Parent ("Merger Subsidiary"), and Smith & Nephew plc ("Parent Holdco"), pursuant to which the Company agreed to be acquired by Parent and become a wholly-owned subsidiary of Parent (the "Merger"). At the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than common shares held by the Company or its subsidiaries, Parent or its subsidiaries, Merger Subsidiary or a stockholder who properly demands appraisal of such common shares under Delaware law) will be converted into a right to receive $48.25 per share in cash (the "Merger Consideration").

At the effective time of the Merger, each equity award with respect to shares of common stock of the Company that is outstanding immediately prior to the Merger will be canceled in consideration of a cash payment to the holder of the award (subject to reduction for withholding taxes). In the case of a stock option or stock appreciation award, the holder will receive an amount equal to $48.25 less the applicable exercise price per share, multiplied by the number of shares covered by the award. In the case of a restricted stock award, the holder will receive an amount equal to $48.25 multiplied by the number of shares covered by the award. In the case of a performance award, the holder will receive an amount equal to $48.25 multiplied by the number of shares covered by the award that are earned based on performance through the last business day of the completed fiscal quarter that immediately precedes the effective time of the Merger (but in no event less than one-third of the target number of shares covered by the award). Each of the Company and Parent made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by the Company to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

The completion of the Merger is subject to customary conditions, including approval by the Company’s stockholders, the absence of any material adverse effect on the Company’s business and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The Company has also agreed, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. In addition, each of the parties have agreed to use their reasonable best efforts to cause the Merger to be consummated. Subject to certain exceptions, the Merger Agreement also requires the Company to call and hold a stockholders’ meeting and for the Company’s Board of Directors (the "Board") to recommend that the Company’s stockholders adopt the Merger Agreement. Prior to adoption of the Merger Agreement by the Company’s stockholders, the Board may in certain circumstances change its recommendation that the Company’s stockholders adopt the Merger Agreement, subject to complying with certain notice and other specified conditions set forth in the Merger Agreement, including giving Parent the opportunity to propose changes to the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances by the Company, prior to the adoption of the Merger Agreement by the Company’s stockholders, including in the event that the Company receives an unsolicited alternative acquisition proposal that the Company concludes, after following certain procedures, is a Superior Proposal (as defined in the

Merger Agreement).  If the Company receives a Superior Proposal, Parent must be given the opportunity to match the Superior Proposal. In addition, Parent may terminate the Merger Agreement under certain circumstances, including if the Board changes its recommendation that stockholders adopt the Merger Agreement, if after a request from Parent the Board fails to reaffirm its recommendation of the Merger following an alternative acquisition proposal or if there is a material breach of the Company’s obligations relating to non-solicitation of an alternative acquisition proposal or the procedures to be followed following receipt of an unsolicited alternative acquisition proposal. Upon termination of the Merger Agreement under certain circumstances, the Company may be required to pay Parent a termination fee equal to $54.9 million.
Overview
We are a medical device company that develops, manufactures and markets surgical products, many of which are based on our minimally invasive patented Coblation® technology. We seek to capitalize on market opportunities across several medical specialties, improve many existing soft-tissue surgical procedures and enable new minimally invasive procedures. Our innovative technologies improve the lives of individuals as diverse as world class athletes suffering from torn rotator cuffs to the millions of citizens suffering from chronic sinusitis and children suffering from tonsillitis. We incorporated in California in 1993 and reincorporated in Delaware in 1995.
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
Many of our key products are based on our patented Coblation technology. The term Coblation means “controlled ablation.” Coblation uses bipolar radiofrequency energy within a conductive medium in the joint (such as saline) to generate a precisely focused plasma field to remove and shape soft tissue. When the plasma is formed and applied to the targeted area, tissue is ablated through a chemical process, as highly charged radicals within the plasma break down molecules within the tissue. The efficiency of the plasma energy is the primary factor that distinguishes our Coblation technology from traditional monopolar devices and other bipolar radiofrequency surgical tools.
Traditional monopolar devices drive electrical energy into the treatment site, through the patient's body, exiting via a grounding pad placed on the patient away from the surgical site. Monopolar probes use heat as the mechanism of action to burn away tissue. This treatment leads to greater depth of energy penetration into tissue at higher temperatures, which can cause thermal damage to sensitive tissue structures surrounding the targeted area. Conversely, bipolar devices such as ours include both an active and return electrode at the tip of the device, eliminating the need for a grounding pad. With a bipolar device, focused energy is applied at the surgical site, where the plasma provides precise debridement of targeted tissue, with minimal damage to the surrounding tissue. Studies have shown depth of penetration at 100-200 microns, which is less than or equal to a mechanical shaver device.
The use of Coblation allows surgeons to operate with a high level of ablation performance, with precision and accuracy to minimize collateral tissue damage. Our Coblation-based systems consist of a controller unit with accessories and an assortment of sterile, single-use disposable devices that are engineered to address specific types of procedures. A single multi-purpose surgical system using Coblation technology can replace the multiple surgical tools traditionally used in soft-tissue surgery procedures.

We have applied Coblation technology to soft-tissue surgery throughout the body and commercialize products today, primarily in the areas of arthroscopic sports medicine, ENT, spine and wound debridement applications. We also license our technology to other companies in a variety of fields.
Sports Medicine
Our Sports Medicine product area focuses on the development, production and marketing of advanced energy-based systems and innovative fixation technologies used in the treatment of soft tissue injuries, mostly in shoulders, knees and hips. According to the Truven Health MarketScan® Database in 2012, more than 1.7 million surgical procedures were performed to address instabilities, impingement, and/or tendon tears of the shoulder; an additional 2.5 million arthroscopic procedures were performed to address cartilage, meniscus, ligament and/or tendon injuries in the knee; and over 60,000 arthroscopic hip procedures were performed in the U.S. Sports Medicine is currently our largest product area and product sales accounted for 64.6 percent, 64.0 percent and 64.3 percent of our total revenue in 2013, 2012 and 2011, respectively. Included in Sports Medicine product sales are disposable surgical devices and implants based on our technologies that we contract manufacture for other companies. Contract manufacturing represented 9.6 percent, 10.1 percent and 10.3 percent of our Sports Medicine sales in 2013, 2012, and 2011, respectively.
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
Sports activities often affect joints that are susceptible to damage from blows, falls or sudden changes in direction, as well as from natural degeneration associated with repeated use and aging. Arthroscopic surgeries are most commonly performed on the knees and shoulders but are also used in the treatment of injuries affecting other joints, such as elbows, wrists, ankles and hips. Prior to the widespread availability of arthroscopic surgery, joint injuries were treated through surgery involving large incisions, and through cutting or dislocating muscles to reach targeted tissues. These open procedures often required a hospital stay and prolonged rehabilitation and recovery. In contrast, arthroscopic surgery is performed through several small incisions, or portals, resulting in lower overall costs, reduced surgical trauma, pain and scarring, and fewer complications. Arthroscopic surgery is often times performed on an outpatient basis with no overnight stay. We believe that the products that we develop, manufacture, market and sell through our Sports Medicine business further advance arthroscopic surgery. Our technologies allow surgeons to precisely remove targeted soft-tissue while minimizing collateral tissue damage; facilitate efficient, effective repair of specific anatomical structures; and help restore function and patient activity.
Our Sports Medicine Products
The ArthroCare Sports Medicine product portfolio includes two proprietary platforms—Coblation and Soft-Tissue Fixation. The products in each platform can be used separately or together in a wide array of clinical applications in the field of Sports Medicine.
Coblation.    ArthroCare's market-leading Coblation platform has been a principal product line in Sports Medicine and was first introduced for sports medicine applications in 1996. To date, Coblation has been used clinically for over 16 years, and has been studied in over 90 peer-reviewed articles. This product line features a series of specialized disposable, energy-based surgical wands, called "Coblation Wands", designed for single patient use to treat a number of orthopedic conditions, including injuries of the shoulder, knee, hip, foot, ankle, elbow, and wrist. Coblation Wands are used with a controller, a software-based generator that provides energy in a precise manner to ablate, resect and sculpt soft tissue and to seal bleeding vessels arthroscopically. ArthroCare's Coblation portfolio also includes the Ambient® family of Wands, which allow surgeons to intra-operatively monitor the temperature of the circulating fluid in the joint and is the only such product on the market that offers real-time temperature feedback, giving the surgeon unparalleled performance and confidence when treating their patients. ArthroCare has the largest portfolio of wands on the market to provide our surgeon partners and their patients with a variety of treatment options in sports medicine.
Soft-Tissue Fixation.    The acquisitions of Atlantech and Opus Medical in 2002 and 2004, respectively, provided the foundation for ArthroCare's Soft-Tissue Fixation products. Today the Soft-Tissue Fixation product portfolio includes a broad line of specialized implants and instruments, including knotless and traditional anchors for rotator cuff and labrum repairs in the shoulder and hip, screws for ligament reconstruction in the knee, a variety of arthroscopic suture passers, and a full offering of associated reusable hand-held instruments, procedural kits, and accessories. ArthroCare's Soft Tissue Fixation technologies are designed to enable surgeons to more efficiently and effectively complete repairs arthroscopically that previously may have only been possible using open surgical techniques. In January 2013, we acquired Eleven Blade Solutions Inc. which added an all-suture soft anchor technology to our soft-tissue fixation portfolio that can be used in a variety of Sports Medicine procedures.
ENT
Overview
In ENT, we focus on the development, production and marketing of surgical products used in the treatment of conditions typically performed by ENT surgeons. Our ENT product sales accounted for 28.0 percent, 28.7 percent, and 28.2 percent of our total revenue during 2013, 2012 and 2011, respectively. One of the most common ENT procedures which utilizes our products is the removal of tonsils and adenoids, and according to Millennium Research Group, Inc. there were more than 800,000 tonsillectomies performed in the U.S. in 2012. Today, we estimate that approximately 30 percent of all U.S. tonsil and adenoid procedures are performed using our products. Other commonly performed ENT procedures include endoscopic sinus surgery, balloon dilation, turbinate reduction and other procedures to treat sleep disorders. These procedures are performed by ENT surgeons in hospitals and ambulatory surgery centers. Historically, monopolar electrocautery devices were the standard surgical tool used for the removal, or ablation, of soft tissue and cauterization during ENT procedures. We have developed a variety of products for use by ENT surgeons for general head and neck surgery, sinus surgery and procedures, airway sculpting, and turbinate reductions in addition to tonsil and adenoid removal.
Our ENT Products
Coblation.    We market three categories of disposable devices, or wands, to address the ENT market—suction wands, channeling wands and excision wands, each of which use Coblation technology and provide significant benefits over monopolar electrocautery devices. During a tonsillectomy, suction wands simultaneously ablate and remove tissue providing the surgeon enhanced visibility and shorter anesthesia time for patients. Channeling wands provide controlled ablation and thermal coagulation during turbinate reduction procedures to relieve nasal obstructions and stiffen the soft palate for the treatment of snoring. Excision wands provide precise dissection of soft tissue with minimal damage to surrounding tissue.
Sinus Surgery. In 2013, we purchased ENTrigue Surgical, Inc. (ENTrigue Surgical), a medical device company focused on the development and manufacturing of surgical instruments and implants used in sinus surgery. Some of the products include the ENTact® Septal Stapler for easily and rapidly reattaching nasal mucosal flaps which are created during a septoplasty procedure to straighten a patient’s septum; SerpENT® Articulating Instruments which are cutting and grasping tools that give surgeons the ability to change the angles of the devices in real-time to obtain optimal approaches to sinus anatomy in need of intervention; and the Ventera® Sinus Dilation System which utilizes the same intranasal articulating technology as the SerpENT® to dilate sinus openings using a surgical balloon.
Nasal Dressings.    In 2005, we completed the purchase of substantially all of the assets of Applied Therapeutics, Inc., or ATI, a maker of sinus surgery treatment products, that are complementary to our ENT devices. These carboxymethyl-cellulose based packing and tamponade products comprise our Rapid Rhino® product line. This line includes the dissolvable Stammberger Sinus Dressing and Sinu Knit, which are used after endoscopic sinus surgery to control minor bleeding, facilitate epithelial healing and preserve the spatial integrity of the sinus area and our epistaxis balloon tamponade products, which are used primarily in the hospital emergency room environment to control severe nosebleeds.
Other
We develop, produce and market surgical products used in other procedures. Other product sales accounted for 2.3 percent, 2.5 percent and 2.7 percent of our total revenue during 2013, 2012 and 2011, respectively.
SpineWand® Product Line.    The SpineWand devices use Coblation technology to treat soft tissue (intervertebral disc and vertebrae) conditions in the spine. Disc decompression, a common soft tissue minimally-invasive treatment for herniated discs, involves the removal of disc material either through a narrow tube, or cannula, or through a small surgical incision. Our Plasma Disc Decompression, or PDD SpineWands are used for the treatment of contained herniated discs. The PDD SpineWands remove portions of these herniated discs to relieve pressure on major spinal nerves in either large or small disc spaces, and allow the removal of soft tissue in the spine through a much smaller incision. The Cavity SpineWand® is used to reduce the size of malignant lesions within the vertebrae in patients suffering from spinal compression fractures resulting from benign or malignant tumors.
WoundWand® Debridement Device.    The WoundWand was Conformité Européenne, or CE, marked in 2010 making it available for distribution in Europe. The WoundWand is intended for wound debridement in acute and chronic wounds and wound cleansing by removal of necrotic tissue in a precise and controlled manner.

Our Customers and Competition
Our primary customers across all of our product areas are surgeons and other specialized medical professionals who utilize our products to treat their patients. Our primary competitors include Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson (through their Mitek and Acclarent subsidiaries), Olympus (through their subsidiary Gyrus) and Arthrex, Inc. These competitors tend to be large, well-financed companies with diverse product lines.
In the Sports Medicine market, we also compete directly with competitors to whom we have licensed our technology.
For additional discussion of the risks and considerations concerning our competition, see "Part I—Item 1A—Risk Factors."
Our Distribution Network
Distribution in the Americas
We sell our Sports Medicine products in North America through a network of employee sales representatives and independent sales agents. We sell our ENT products in the U.S. exclusively through employee sales representatives. As of December 31, 2013, for these two core business areas our Americas sales organization approximated 190 people, including sales management. In South America, we sell our products through independent distributors who retain the risk of inventory obsolescence and collection from their customers. Sales in the Americas accounted for 67.2 percent, 68.4 percent and 69.0 percent of our consolidated product sales during 2013, 2012 and 2011, respectively. We continually evaluate performance of our distribution network in order to maximize our ability to cover and increase our customer base and improve the efficiency of our product sales efforts. For the year ended December 31, 2013, approximately 62 percent of Americas product sales in dollars were from employee sales representatives and the remainder was from independent sales agents or distributors.
Distribution in International
International sales accounted for 32.8 percent, 31.6 percent and 31.0 percent of our consolidated product sales during 2013, 2012 and 2011, respectively. In several countries in Western Europe and in Australia and Singapore, we have wholly-owned subsidiaries that sell our products directly to end users of our products. In other markets, we sell our products to independent distributors who import and sell our products in their country of domicile, with the independent distributors retaining the risk of inventory obsolescence and collection from their customers. We may expand the number of markets where we sell our products directly to end users in the future.
For the year ended December 31, 2013, approximately 74.5 percent of International sales were derived from direct markets where we sell our products to end users and the remainder of our International sales were to independent distributors.
Geographic Information
Product sales and long-lived assets attributable to significant geographic areas are presented in Note 17, "Segment Information" in the notes to the consolidated financial statements.
Research and Development
We conduct our research and development activities in the U.S. at facilities in Irvine, California and Austin, Texas. Research and development expenses as reported includes experimental research, new product development, process enhancements, process engineering, quality engineering, regulatory affairs and clinical studies and were in aggregate 9.0 percent, 8.7 percent and 8.2 percent of our total revenues during 2013, 2012 and 2011, respectively. Our efforts are focused on:

•	designing new surgical devices that incorporate additional functionalities;

•	developing new applications of our Coblation and other innovative technologies;

•
developing complementary technologies and products for introduction into our product portfolio in order to provide more value to our customers and participate to a greater extent in certain surgical procedures; and

•	modifying and enhancing the performance of our existing technologies and products, including our processes to manufacture these products.
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
Manufacturing and Supply
Our products are primarily manufactured at our facility located in San Jose, Costa Rica. We believe our existing operations will provide adequate capacity for our manufacturing needs into 2015. On July 22, 2013, we entered into agreements with Zona Franca Coyol, S.A. (“CFZ”) under which we acquired property in Alajuela, Costa Rica for $4.9 million from CFZ and CFZ is now in the process of designing and constructing a new manufacturing facility for the Company on the acquired property. It is expected that the new facility will be operational during 2015.
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
Patents and Proprietary Rights
We own 170 issued U.S. patents and 211 issued international patents. In addition, we have 157 U.S. and international pending patent applications. We believe our issued patents are directed at, among other things, the core technology used in our soft-tissue surgery systems, including both multi-electrode and single electrode configurations of our disposable devices, as well as the use of Coblation technology in many different surgical procedures. In addition, our issued patents are directed at many of the core features of our acquired technologies from Opus, Atlantech, ATI, Eleven Blade Solutions and ENTrigue Surgical. Our earliest Coblation-related patents expired in January of 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2015. A portion of license royalty revenue is associated with license grants from patents rights that extend beyond 2017.
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
We have received 510(k) clearance to the extent we believe it is required for applicable products for a variety of indications. We subject our products not requiring clearance to our manufacturing and quality guidelines and standards to the same extent as if clearance were required.
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
International
International sales of our products are also subject to extensive regulation. The regulatory review process varies from country to country. The member countries of the European Union, or EU, have adopted the European Medical Device Directives, which create a single set of medical device regulations for all EU member countries. These regulations require companies that wish to manufacture and distribute medical devices in EU member countries to obtain the CE mark for their products. We have authorization to apply the CE mark to substantially all of our products. Additionally, we have obtained regulatory clearance to market our key products throughout other countries. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements entered into directly or through its affiliates with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country. Other international laws such as the U.K. Anti-Bribery Act provide further restrictions on interactions with physicians and other potential customers.
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
Employees
We have approximately 1,840 employees. In North America, we have approximately 480 employees, of which 24 are engaged in supply and logistics activities, 157 in research and development, process engineering, clinical affairs, regulatory affairs and quality assurance activities, 217 in sales, customer service and marketing activities, and 82 in administration, finance and corporate support functions. In Europe and Asia Pacific, we have approximately 243 employees responsible for our international markets. In Costa Rica, we have approximately 1,115 employees engaged in manufacturing and plant management. We have no employees covered by collective bargaining agreements, and we believe we maintain good relations with our employees.
Where You Can Find Additional Information
We maintain an internet website at www.arthrocare.com. On our website, we make available, free of charge, the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You may also read and copy any materials that we file with the SEC at the SEC's Conventional Reading Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Conventional Reading Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.
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
Our entry into the Merger Agreement may have adverse impacts.
On February 3, 2014, we announced entry into an Agreement and Plan of Merger (the "Merger Agreement"). Consummation of the Merger Agreement is subject to customary closing conditions, including approval by our stockholders, the absence of any material adverse effect on our business and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). It is not certain that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as provided for under the Merger Agreement, or at all. We face risks and uncertainties due both to the pendency of the Merger as well as the potential failure to consummate the Merger, including:

•	We will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the Merger even if it is not consummated;

•	If the Merger Agreement is terminated before we complete the Merger, under some circumstances, we may have to pay a termination fee of $54.9 million;

•
The pending Merger could have an adverse impact on our relationships with employees, customers and suppliers, and prospective customers or other third parties may delay or decline entering into agreements with us as a result of the announcement of the proposed Merger; and

•	The attention of our management and employees may be diverted from day-to-day operations.

The occurrence of any of these events individually or in combination could have a material adverse effect on our share price, business and cash flows, results of operations and financial position.
Our costs have increased due to the restatement of our previous financial statements announced in 2008 and completed in 2009, the Audit Committee's review of certain accounting, financial reporting and insurance billing and healthcare compliance practices and our response to and the settlement of the DOJ investigation by entry into a deferred prosecution agreement (“DPA”).  Failure to comply with the DPA  could result in severe civil or criminal penalties, which could materially adversely affect our business, financial condition, results of operations, and liquidity.
As of December 31, 2013, we settled or reached settlement on all known proceedings against the Company arising from the restatement or the Review including the investigation by the Department of Justice, or the DOJ investigation. See Note 10, "Litigation and Contingencies," in the notes to the 2013 consolidated financial statements. We have incurred substantial costs and expenses related to the Audit Committee's review of certain accounting, financial and reporting and insurance billing and healthcare compliance practices, and resulting investigations, proceedings, and indemnity obligations to former officers and to certain other employees and former employees. These matters may continue to divert our management's time and attention periodically and cause us to continue to incur substantial costs and expenses which will be funded without the benefit of further insurance coverage.
The Department of Justice ("DOJ") was investigating allegations of securities and related fraud committed under a previous management team.   On December 31, 2013, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ. The DPA will resolve the ongoing investigation by the DOJ regarding allegations of securities and related fraud committed under a previous management team.   The DPA is for a 24-month period and requires the Company to maintain an effective compliance program and to make certain reports to the government.  Subject to its successful completion, the DOJ agrees that the DPA will expire and that the DOJ will seek dismissal of the criminal information. Compliance with the DPA may increase the Company’s costs and failure to comply could result in criminal penalties and potential debarment from participation in Federal Healthcare programs.
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
The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the Patient Protection and Affordable Care Act (PPACA) which was signed into law in March 2010, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. The PPACA legislation, among other things, imposed a new excise tax on medical device makers effective January 1, 2013 which resulted in a reduction in our results of operations and our cash flows. Other elements of this legislation such as comparative effectiveness research, an independent payment advisory board, payment system reforms including shared savings pilots and other provisions could significantly change the way healthcare is developed and delivered, and may materially impact many aspects of our business. We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations if any relating to health care fraud abuse laws and/or enforcement may be enacted or what effect such legislation or regulation would have on our business remains uncertain. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.
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
Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our Coblation technology and our acquired technologies. We believe that our issued patents are directed at the core technology used in our soft-tissue surgery systems, as well as the use of Coblation technology in specific surgical procedures. In addition, we believe that our issued patents are directed at many of the core features of our acquired technologies (Opus, Atlantech, Applied Therapeutics, Inc., Eleven Blade and ENTrigue Surgical). Our earliest Coblation-related patent expired in January of 2012. The majority of our royalty income is associated with licenses that include core Coblation patent rights which extend through the end of 2015. A portion of license royalty revenue is associated with license grants from patents rights that extend beyond 2017. However, one licensee asserted in early 2012 that their license obligations expired in January 2012. Subsequently, this dispute was resolved and the licensee will continue to pay royalties into 2015. However, other licensees may in the future similarly attempt to assert that their license obligations end at an earlier date than we believe which may lead us to incur significant legal and dispute resolution costs to defend our right to royalties under our existing licenses.
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
A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to i) monopolar and/or bipolar electrosurgical methods and apparatus, ii) soft tissue fixation methods and apparatus, and iii) sinus treatment methods and apparatus. We have received, and we may receive in the future, notifications of potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of any issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we may not be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Our inability to do either would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. We cannot assure investors that we will not have to defend ourselves in court against allegations of infringement of third-party patents, or that such defense would be successful.
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
A number of medical device and other companies, universities and research institutions have filed patent applications or have issued patents relating to i) monopolar and/or bipolar electrosurgical methods and apparatus, ii) soft tissue fixation methods and apparatus and iii) sinus treatment methods and apparatus. We have received, and we may receive in the future, notifications of potential conflicts of existing patents, pending patent applications and challenges to the validity of existing patents. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products and/or the surgical applications and issued patents and, in some cases, have obtained internal and/or external opinions of counsel regarding the relevance of certain issued patents to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we may not be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Our inability to do either would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. We cannot assure investors that we will not have to defend ourselves in court against allegations of infringement of third-party patents, or that such defense would be successful.
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
Our primary competitors across all of our operating units consist of Medtronic, Inc., Smith & Nephew, Stryker Corporation, Johnson & Johnson (through their Mitek and Acclarent subsidiaries), Olympus (through their Gyrus subsidiary), and Arthrex, Inc. These competitors tend to be large, well-financed companies with diverse product lines who may have significantly greater financial, manufacturing, marketing, distribution and technical resources than we do. Some of these companies offer broad product lines that they may offer as a single package and frequently offer significant price discounts as a competitive tactic. Furthermore, some of our competitors utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Many of the hospitals in the U.S. have purchasing contracts with our competitors. Accordingly, customers may be dissuaded from purchasing our products instead of our competitors' products to the extent the purchase would cause them to lose discounts on our competitors' products. In addition, we are aware of several small companies that may directly or indirectly compete with our products.
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
An FDA NSE determination means that the device is automatically reclassified into Class III and we cannot market the device unless it is either approved through the PMA process or reclassified into Class I or Class II based on a new 510(k) submission with supporting data. A new submission may require clinical data. In addition, under new changes instituted by the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, FDA may now change the classification of a medical device by administrative order, following a device classification panel meeting and public comment on the proposed reclassification. The PMA approval pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on data obtained in clinical trials. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the PMA application is submitted to the FDA until an approval is obtained. There is no assurance that we will be able to obtain FDA clearance or approval for any of our new products on a timely basis, or at all. Failure to obtain FDA clearance or approval for our new products could materially adversely affect our business, results of operations, financial condition, and future growth prospects.
After a device receives 510(k) premarket notification clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, packaging, and certain manufacturing processes may require a new 510(k) clearance or PMA. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) clearance or PMA approval in the first instance, but the FDA may review any manufacturer's decision and may retroactively require the manufacturer to submit a premarket notification requesting 510(k) clearance or an application for PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval is obtained. It is expected that the FDA will introduce new changes to existing policy and practices regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the 510(k) program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. Most recently, on July 9, 2012, FDASIA was signed into law, which, among other requirements, obligates the FDA to prepare a report for Congress on the FDA's approach for determining when a new 510(k) will be required for modifications or changes to a previously cleared device. After submitting this report, the FDA is expected to issue revised guidance to assist device manufacturers in making this determination. Until then, manufacturers may continue to adhere to the FDA's 1997 guidance on this topic when making a determination as to whether or not a new 510(k) is required for a change or modification to a device, but the practical impact of the FDA's continuing scrutiny of these issues remains unclear. We have modified some of our marketed devices, and have determined that in certain instances new 510(k) clearances or PMA approvals are not required. No assurance can be made that the FDA would agree with any of our decisions not to seek 510(k) clearance or PMA approval. If the FDA requires us to cease marketing and/or recall the modified device until we obtain a new 510(k) clearance or PMA approval, our business, financial condition, results of operations and future growth prospects could be materially adversely affected.
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
In addition to uncertainties surrounding coverage policies, third-party payors from time to time update reimbursement amounts and also revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to ambulatory surgical centers and physicians for procedures using our products. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program updates to physician payments, which is done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. Most recently, the American Taxpayer Relief Act (ATRA), signed into law in January 2013, froze the 2012 payment rates under the Medicare Physician Fee Schedule through 2013. If Congress fails to intervene to prevent the negative update factor in future years, the resulting decrease in payment may adversely affect our revenues and results of operations. In addition, ATRA, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Some of the raw materials and components within our products are purchased from single vendors. If the supply of materials from a single source supplier were interrupted, replacement or alternative sources might not be readily obtainable. An inability to continue to source materials or components from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for our products. A new or supplemental filing with applicable regulatory authorities may require us to obtain clearance prior to our marketing a product containing new material. This clearance process may take a substantial period of time and we cannot assure investors that we would be able to obtain the necessary regulatory approval for a new material to be used in our products on a timely basis, if at all. This could create supply disruptions that would materially adversely affect our business, financial condition, results of operations and future growth prospects.
The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements are intended to affect the sourcing and availability of minerals used in the manufacture of any products that use the defined minerals, including medical devices. In addition to adding administrative costs associated with complying with the disclosure requirements, it is reasonably possible that the cost of our materials could increase as a result of the legislation for any conflict minerals used in our products regardless if where the minerals are sourced. Our supply chain is complex and we may be unable to verify the origins for all metals used by suppliers or their sub-suppliers for components included in our products. We may also encounter activism from our customers and stockholders if we are unable to certify that our products are conflict free.
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
We derived 32.8 percent, 31.6 percent and 31.0 percent of our total product sales for the year ended December 31, 2013, 2012 and 2011, respectively, from customers located outside of the Americas and we expect international revenue to remain a significant percentage of total revenue. Historically, a majority of our international revenues and costs have been denominated in foreign currencies and we expect future international revenues and costs will be mostly denominated in foreign currencies.
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
As previously reported, on September 1, 2009, an affiliate of One Equity Partners, or OEP, a private equity firm, acquired our Series A Preferred Stock. See "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in our 2009 Form 10-K for a description of this transaction. As a result of this transaction, OEP became the largest beneficial owner of our stock. In connection with this transaction, we expanded the Board of Directors to eight members and granted OEP the right to nominate two directors. Effective September 1, 2009, Messrs. Gregory Belinfanti and Christian Ahrens, both partners of OEP, were appointed to our Board of Directors. On February 11, 2014, the Series A Preferred Stock was converted to Common Stock and OEP's ownership interest is approximately 15.2 percent of our voting stock.
Consequently, OEP may have the ability to influence our Board of Directors and matters requiring stockholder approval, subject to the restrictions placed on OEP by the Securities Purchase Agreement, including without limitation OEP's agreement to vote for any director nominated by the Board. OEP is free to dispose of its holding, which could result in a decrease of the market price of our Common Stock, particularly if such dispositions are made in the open market and are substantial.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We lease facilities in Austin, Texas, which are used for general and administrative purposes, research and development activities, training, and may in the future be used for product or prototype manufacturing. Our leases in Austin, Texas generally will expire in 2022. We also have a lease for space in an Austin, Texas office building that was previously used as our corporate headquarters. In addition to these leases, beginning in 2013 we leased a facility in Austin, Texas that is used in the manufacturing of our Rapid Rhino product line. We lease a facility in Irvine, California, which is used for product and prototype development and this lease expires in March 2016. Internationally, we lease various facilities in support of local sales and marketing activities. We have access to a facility in Opglabbeek, Belgium that is used for controller servicing, returns processing, and product repackaging. In Costa Rica, we own a building located in a tax-advantaged business park which is used as our principal manufacturing location for our products. In Q3 2013, we entered into agreements with Zona Franca Coyol, S.A. (“CFZ”) under which we acquired property in Alajuela, Costa Rica from CFZ and CFZ has been contracted to design and construct a new manufacturing facility for the Company on the acquired property.
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
We record reserves for claims and lawsuits when they are probable and reasonably estimable. Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of the matters described below. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements the potential liability that may result from these matters. Further, for such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made and an estimate of the reasonably possible loss cannot be made at this time. If one or more of these matters is determined against the Company, it could have a material adverse effect on our earnings, liquidity and financial condition.
We continue to gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of legal counsel.
DOJ Investigation
On December 31, 2013, the Company entered into a Deferred Prosecution Agreement ("DPA") with the DOJ. The DPA will resolve the ongoing investigation by the DOJ regarding allegations of securities and related fraud committed under a previous management team.
In conjunction with the DPA, the DOJ concurrently filed a criminal information concerning a single-count of conspiracy to commit wire and securities fraud. The DPA is for a 24 month period and, subject to its successful completion, the DOJ agrees that the DPA will expire and that the DOJ will seek dismissal of the criminal information. Pursuant to the DPA, ArthroCare paid, subsequent to December 31, 2013, a $30 million fine to the DOJ and agreed to maintain a compliance program meeting certain criteria specified in the DPA. ArthroCare also must report annually on the status of the Compliance Program to the DOJ.
As discussions were on-going throughout the year, a charge of $20.2 million was recorded in the second quarter of 2013 as investigation and restatement related expenses which increased the balance of the Company’s insurance dispute and settlement reserve to $30 million.
False Claims Act Investigation
In the first quarter of 2012, the Company received a Civil Investigative Demand ("CID") from the DOJ, requesting information related to the marketing of its radio-frequency ablation devices, which could implicate the False Claims Act, 31 U.S.C. § 3729. On January 17, 2014, a representative of the DOJ confirmed to the Company that the CID related to a qui tam case, in which the DOJ elected not to intervene, had been dismissed by the United States District Court in the Eastern District of New York. The case, United States of America ex rel. Michael Scherl v. ArthroCare Corporation et al., 2:11-cv-00668-LDW-AKT (E.D.N.Y. Feb 10, 2011), had previously been filed under seal and alleged violations of the False Claims Act. Based on the confirmation from the DOJ, the Company believes that the CID matter is closed.

Legal Proceedings Related to the Merger
Between February 4, 2014 and February 12, 2014, five putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by alleged stockholders of ArthroCare Corporation (“ArthroCare” or the “Company”) against the Company and the individual directors of the Company, as well as Smith & Nephew, Inc., Rosebud Acquisition Corporation and Smith & Nephew PLC (collectively, “Smith Nephew”), and in one case, against One Equity Partners LLC, OEP AC Holdings, LLC, (together, with One Equity Partners LLC, “OEP”) and JPMorgan Chase & Co. (“JPM”).  These lawsuits are captioned: King v. ArthroCare Corporation et al. C.A. No. 9313, Rybacki v. ArthroCare Corporation et al. C.A. No. 9336, State-Boston Retirement System v. Fitzgerald et al., C.A. No. 9346, Dixon v. ArthroCare Corporation et al., C.A. No. 9347 and Machcinski v. ArthroCare Corporation et al., C.A. No. 9344.
These lawsuits generally allege that the members of ArthroCare’s Board of Directors breached their fiduciary duties in negotiating and approving the merger agreement with Smith Nephew, that the merger consideration undervalues the Company, that ArthroCare’s stockholders will not receive adequate or fair value for their ArthroCare common stock in the merger and that the terms of the merger agreement impose improper deal protection terms that preclude competing offers.  The King lawsuit further alleges that the Board of Directors have failed to provide ArthroCare stockholders with complete and accurate information about the proposed merger.  The State-Boston Retirement System lawsuit further alleges that JPM and OEP had conflicts of interest in the transaction, resulting from OEP’s investment in ArthroCare and JPM’s economic interest in the buy-side financial advisor fees and the buy-side financing fees and economics, and that JPM’s involvement as Smith Nephew’s advisor and deal financing source violated the terms of the securities purchase agreement that OEP entered into with ArthroCare at the time that OEP invested in the Company.  The lawsuits further allege that the Company and/or Smith Nephew, and in the State-Boston Retirement System case, OEP and JPM, aided and abetted the purported breaches of fiduciary duty.  The State-Boston Retirement System case further alleges that OEP breached the securities purchase agreement entered into between OEP and the Company, and that JPM and Smith Nephew tortuously interfered with the securities purchase agreement.
The lawsuits seek, among other things, to enjoin the merger, or in the event that an injunction is not entered and the merger closes, rescission of the Merger and unspecified money damages, costs and attorneys’ and experts’ fees.  We believe these lawsuits are meritless and intend to defend against them vigorously.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth, for the periods indicated, the quarterly high and low sales prices of our Common stock as listed on the NASDAQ Composite Index.

	Year Ending December 31, 2013
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$36.99	$36.58	$37.49	$40.48
Low	34.06	32.28	31.56	33.50

	Year Ending December 31, 2012
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$32.63	$29.49	$32.81	$34.68
Low	23.54	24.13	27.21	29.33
As of January 31, 2014, there were 161 holders of record of 28,567,064 shares of outstanding common stock. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends on our common stock or preferred stock in the foreseeable future. There were no purchases of equity securities made by the Company during the year-ended December 31, 2013.

On February 11, 2014, the Series A Preferred Stock was converted to 5,805,921 shares of the Company's common stock in accordance with the terms of the automatic conversion feature.
We describe our equity compensation plans in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held on or before June 22, 2014, which is hereby incorporated herein by reference. See further discussion regarding our equity compensation plan and the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plan in Part III - Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PERFORMANCE GRAPH
 This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of ArthroCare under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison of total stockholder return for holders of our common stock for the five years ended December 31, 2013 compared with the Nasdaq Stock Exchange, U.S. Index and the Nasdaq Health Services Index. This graph is presented pursuant to SEC rules. The information below is based on $100 invested on December 31, 2008, including reinvestment of dividends with fiscal years ending December 31. The stock prices of medical device companies like ours are subject to a number of factors, such as those discussed in "Part I—Item 1A—Risk Factors," above.

___________________________________________________________

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	2008	2009	2010	2011	2012	2013
ArthroCare Corporation	100.00	496.86	651.15	664.15	725.16	843.61
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Health Services	100.00	118.31	122.82	111.62	117.99	163.12

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following selected financial data (in thousands, except per share data) should be read in conjunction with "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The statements of comprehensive income data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 have been derived from audited consolidated financial statements included elsewhere in this report. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Comprehensive Income:
Product sales(1)	$358,564	$350,671	$338,319	$338,757	$308,493
Royalties, fees and other	19,425	17,783	16,566	16,622	15,624
Total revenues	377,989	368,454	354,885	355,379	324,117
Gross profit	261,725	260,503	251,571	244,628	233,177
Operating expenses(2)	229,760	196,369	267,038	190,358	233,124
Net income (loss) from continuing operations	26,056	46,378	(2,813)	37,518	(5,296)
Net income (loss)	26,056	46,378	(902)	37,084	(5,777)
Net income (loss) applicable to common stockholders(3)	22,321	42,803	(4,318)	33,820	(33,822)
Net earnings (loss) per share from continuing operations applicable to common stockholders
Basic	$0.65	$1.28	$(0.23)	$1.04	$(1.24)
Diluted	$0.64	$1.25	$(0.23)	$1.03	$(1.24)
Net earnings (loss) per share applicable to common stockholders
Basic	$0.65	$1.28	$(0.16)	$1.03	$(1.26)
Diluted	$0.64	$1.25	$(0.16)	$1.02	$(1.26)

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents, restricted cash equivalents and investments	$214,853	$218,787	$219,605	$132,536	$57,386
Working capital(4)	247,380	287,730	222,742	191,939	106,267
Total assets	594,141	519,787	533,001	439,195	391,128
Long-term liabilities	21,554	20,554	18,951	13,979	5,147
Series A 3% Redeemable Convertible Preferred Stock	84,494	80,759	77,184	73,768	70,504
Total stockholders' equity	403,095	364,007	306,738	295,728	250,395
_______________________________________________

(1)	Product sales in 2010 include $6.6 million of previously deferred product sales and $2.1 million increased contract manufacturing sales when compared to 2011.

(2)
Operating expenses include $37.0 million, $10.8 million, $80.8 million, $5.9 million and $34.9 million of investigation and restatement cost for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Investigation and restatement cost in 2011 includes a $74 million accrual related to the settlement of the private securities class actions and in 2013 includes a $20.2 million accrual related to the financial component of the settlement of the DOJ investigation. Operating expenses in 2011 also include exit costs of $8.3 million related to the relocation of our Sunnyvale, California office to Austin, Texas as well as $3.8 million of costs related to this event that did not qualify to be classified as exit costs.

(3)
The 2009 net loss applicable to common stock holders included a charge of $28.0 million related to the accretion of the beneficial conversion feature, preferred stock discount and accrued dividends on the Series A Preferred Stock compared to $3.7 million, $3.6 million, $3.4 million and $3.3 million in 2013, 2012, 2011 and 2010, respectively.

(4)	Working capital in 2011 is net of $74 million accrued liability related to the settlement of the private securities class actions. See Note 10 in the consolidated financial statements.

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
Product Sales Growth
Our principal source of revenue has come from and is expected to continue to come from sales of our products, which primarily include disposable surgical devices and implants. Depending on geography, product sales are made through our employed sales representatives, independent sales agents or distributors. Product sales increased $7.9 million or 2.3 percent for the year ended December 31, 2013 as compared to the year ended December 31, 2012, increased $12.4 million or 3.7 percent for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and decreased $0.4 million or 0.1 percent for the year ended December 31, 2011 as compared to the year ended December 31, 2010.
In 2013, 2012 and 2011, International sales comprised 32.8 percent, 31.6 percent and 31.0 percent of our consolidated product sales. Changes in the U.S. dollar exchange rate of foreign currencies in which we operate reduced the U.S dollar value of product sales by $0.6 million in 2013, reduced the value of product sales by $3.8 million in 2012 and increased the value of product sales by $5.9 million in 2011. In constant currency, product sales increased 2.4 percent, increased 4.8 percent and decreased 1.9 percent for the years ended 2013, 2012 and 2011. We believe percentage sales growth in constant currency is an important metric for evaluating trends in our business because to measure percentage sales growth in constant currency, we remove the impact of changes in foreign currency exchange rates. Percentage sales growth in constant currency is calculated by translating current year sales at prior year average foreign currency exchange rates. Constant currency is a non-GAAP measure and should not be considered as a substitute for measures prepared in accordance with GAAP.
We contract manufacture disposable surgical devices and implants based on our technologies for other medical devices companies. Product sales from contract manufacturing for the years ended December 31, 2013, 2012 and 2011 were $23.5 million, $23.8 million, and $23.5 million, respectively.
We also generate revenue from royalties from licensing our products and technology to other companies, and earn other revenues from shipping and handling costs billed to customers. Royalties combined with shipping and handling costs are reported as Royalties, fees and other in our Consolidated Statement of Comprehensive Income.
Gross Product Margin
Gross product margin as a percentage of product sales in 2013, 2012, and 2011 was 67.6 percent, 69.2 percent and 69.5 percent, respectively. Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel, costs of product shipped to our customers and beginning on January 2, 2013, excise tax imposed on our U.S. product sales resulting from the Patient Protection and Affordable Care Act which was signed into law in March 2010 (the "Medical Device Tax"). Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life. Our manufactured products are mostly produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility. Most of our product manufacturing costs are incurred in U.S. dollars.
The comparability of gross product margin between periods will be impacted by several items, including the Medical Device tax that was newly implemented in 2013; the mix between proprietary and contract manufactured product sales; the stability of the average sales price we realize on proprietary products; changes in foreign exchange rates used to translate foreign currency denominated sales into U.S. dollars; changes in the estimated percentage of engineering activities related to manufacturing process design or improvement; and changes in our product emphasis which could result in excess and obsolescence charges being included in the cost of product sales in a particular period.
Operating Margin
Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets. We also incur investigation and restatement-related costs in connection with the DOJ investigation concerning us as discussed in Note 10 to our consolidated financial statements and indemnification costs associated with certain of our former officers as discussed in Note 9 to our consolidated financial statements. Operating margin for 2013, 2012 and 2011 was 8.5 percent, 17.4 percent and (4.4) percent, respectively.
Under the short-term incentive plan for 2013 approved by our Board of Directors, Adjusted Operating Margin is a key metric for purposes of evaluating management's performance. Adjusted Operating Margin is Operating Margin adjusted for investigation and restatement related costs. Investigation and restatement related costs were 9.8 percent, 2.9 percent and 22.8 percent of total revenue for 2013, 2012 and 2011, respectively, and Adjusted Operating Margin was 18.3 percent, 20.3 percent and 18.4 percent, respectively, for these same periods. Adjusted Operating Margin is a non-GAAP measure of profitability and it should not be considered as a substitute for measures prepared in accordance with GAAP.
We completed the relocation of our Sunnyvale, California operations to Austin, Texas in December of 2011 which resulted in an accrual for contract termination. In the second quarter of 2012, we entered into two subleases for our former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million. In the fourth quarter of 2013, we accrued an additional $0.7 million for contract termination as a result of the termination of one of the sublease agreements. In 2011 we incurred $8.3 million in exit costs and we reported an additional $3.8 million of aggregate costs related to the relocation of our Sunnyvale, California activities to Austin, Texas that did not meet the definition of exit costs. This included costs of product sales of $0.4 million, research and development costs of $1.4 million; sales and marketing costs of $0.5 million; and, general and administrative costs of $1.5 million. These expenses include accelerated amortization of leasehold improvements related to facilities that ceased to be used upon completion of the relocation; personnel recruiting and training expense; and, duplicate rent and employee cost, offset by forfeited stock compensation.
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
In periods when we report income before taxes, our effective income tax rate is typically less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we manufacture the majority of our products and have a tax holiday that extends through December 31, 2023. The Company will have a 50% income tax exemption from January 1, 2024 through January 28, 2028. In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. In the third quarter of 2013, we settled with the Internal Revenue Service ("IRS") its examination of our federal income tax returns for the 2006-2011 tax years and recorded a net income tax benefit of $10.5 million. In the second quarter of 2013, we reversed $3.7 million of deferred tax assets related to amounts accrued previously as insurance dispute and settlement reserves once we determined that the insurance dispute and settlement reserves would be used to settle the DOJ investigation and we would obtain no income tax deduction when this liability was paid. We expect to be able to fully utilize our deferred tax assets, which amounted to $38.2 million as of December 31, 2013.

Results of Operations
Overview of our Results of Operations
Results of operations for the three years ended December 31, 2013, 2012 and 2011 (in thousands, except percentages and per-share data) were as follows:

	Year Ended December 31,
	2013		2012		2011
	Dollars	% Total Revenue	Dollars	% Total Revenue	Dollars	% Total Revenue
Revenues:
Product sales	$358,564	94.9%	$350,671	95.2%	$338,319	95.3%
Royalties, fees and other	19,425	5.1%	17,783	4.8%	16,566	4.7%
Total revenues	377,989	100.0%	368,454	100.0%	354,885	100.0%
Cost of product sales	116,264	30.8%	107,951	29.3%	103,314	29.1%
Gross profit	261,725	69.2%	260,503	70.7%	251,571	70.9%
Operating expenses:
Research and development	33,965	9.0%	32,146	8.7%	28,932	8.2%
Sales and marketing	122,595	32.4%	116,127	31.5%	108,621	30.6%
General and administrative	33,463	8.9%	33,212	9.0%	35,069	9.9%
Amortization of intangible assets	1,996	0.5%	4,857	1.3%	5,291	1.5%
Exit costs	695	0.2%	(778)	(0.2)%	8,300	2.3%
Investigation and restatement- related costs	37,046	9.8%	10,805	2.9%	80,825	22.8%
Total operating expenses	229,760	60.8%	196,369	53.3%	267,038	75.2%
Income (loss) from operations	31,965	8.5%	64,134	17.4%	(15,467)	(4.4)%
Other income, net	2,648		678		14
Interest expense and bank fees	(1,974)		(848)		(622)
Foreign exchange gain (loss), net	(1,524)		(257)		(723)
Total other expense	(850)		(427)		(1,331)
Income (loss) from continuing operations before income taxes	31,115		63,707		(16,798)
Income tax provision (benefit)	5,059		17,329		(13,985)
Net income (loss) from continuing operations	26,056		46,378		(2,813)
Loss from discontinued operations, net of taxes	—		—		1,911
Net income (loss)	26,056		46,378		(902)
Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(3,735)		(3,575)		(3,416)
Net income (loss) applicable to common stockholders	22,321		42,803		(4,318)
Other comprehensive income
Foreign currency adjustments	(179)		685		369
Total comprehensive income	$25,877		$47,063		$(533)
Weighted-average shares outstanding:
Basic	28,311		27,752		27,382
Diluted	28,988		28,407		27,382
Earnings (loss) per share from continuing operations applicable to common stockholders:
Basic	$0.65		$1.28		$(0.23)
Diluted	$0.64		$1.25		$(0.23)
Earnings (loss) per share applicable to common stockholders:
Basic	$0.65		$1.28		$(0.16)
Diluted	$0.64		$1.25		$(0.16)

2013 Comparison with 2012
Product Sales
Product sales by each of our product groups and geographic markets for the years ended December 31, 2013 and 2012 are as follows (in thousands, except percentages):

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Product Sales	% Net Product Sales
Sports Medicine	$158,063	$85,963	$244,026	68.1%	$155,164	$80,631	$235,795	67.3%
ENT	81,436	24,406	105,842	29.5%	82,880	22,835	105,715	30.1%
Other	1,497	7,199	8,696	2.4%	1,831	7,330	9,161	2.6%
Total Product Sales	$240,996	$117,568	$358,564	100.0%	$239,875	$110,796	$350,671	100.0%
% Net Product Sales	67.2%	32.8%	100.0%		68.4%	31.6%	100.0%
Worldwide Sports Medicine sales increased $8.2 million, or 3.5 percent in 2013 compared to 2012. In constant currency, Sports Medicine product sales increased 3.7 percent in 2013 compared to 2012.
Americas Sports Medicine product sales, which includes both proprietary product sales and contract manufacturing product sales increased $2.9 million or 1.9 percent in 2013 compared to 2012. Americas Sports Medicine proprietary product sales increased $3.2 million or 2.5 percent in 2013 primarily as Coblation product sales volume trended upward throughout 2013. During 2013, Americas Sports Medicine proprietary product sales increased 4.7 percent, 4.5 percent and 3.4 percent during the fourth, third and second quarter, respectively, of 2013 when compared to the same quarters in 2012. In the first quarter of 2013, proprietary product sales decreased 2.5 percent. For the year, higher Coblation product sales volumes were partially offset by lower sales of Fixation products and a decline in average selling price of approximately 2.3 percent. The decline in average selling price also includes the effect of changes in the mix of products being sold. Contract manufactured product sales decreased $0.3 million, or 1.4 percent, in 2013.
International Sports Medicine product sales increased $5.3 million or 6.6 percent in 2013 compared to 2012 as a result of increased product sales primarily in European markets. In constant currency, International Sports Medicine product sales increased $5.8 million, or 7.3 percent. In the fourth quarter of 2013, we initiated a restructuring of our China distribution channel that reduced Sports Medicine product sales by approximately $0.7 million compared to the same period in 2012 and we expect this restructuring may also affect the trend of International Sports Medicine product sales in the first half of 2014.
Worldwide ENT product sales increased $0.1 million, or 0.1 percent, in 2013 compared to 2012. Changes in foreign exchange rates did not have a material effect on the comparability of reported ENT product sales between the periods.
Americas ENT sales decreased $1.4 million, or 1.7 percent, in 2013 compared to 2012 despite trending upward throughout the year. Americas ENT product sales increased 3.3 percent, increased 1.3 percent, decreased 1.6 percent and decreased 9.3 percent during the fourth, third, second and first quarters, respectively, of 2013 when compared to the same quarters in 2012. The decreased sales for the year ended December 31, 2013 are due to the decline in tonsillectomy product sales volume in 2013 as compared to the prior year. This was partially offset by the sale of ENTrigue products sold subsequent to the acquisition of ENTrigue on July 1, 2013. In addition, Americas product sales in the first quarter of 2012 included approximately $0.7 million related to fulfilled Rapid Rhino back orders from the end of 2011. Excluding the effect of the back order on 2012 product sales, Americas ENT product sales decreased $0.7 million or 0.9 percent for the year ended December 31, 2013.
International ENT product sales increased $1.6 million, or 6.9 percent, in 2013 compared to 2012. The increase in International ENT product sales was related to increased product sales in most markets. Product sales in distributor and direct markets increased 6.4 percent and 7.2 percent, respectively, for the year ended December 31, 2013 as compared to prior year. Direct market sales comprised approximately 52.7 percent of the total International ENT product sales during the year-ended December 31, 2013. In the fourth quarter of 2013, we initiated a restructuring of our China distribution channel that reduced ENT product sales by approximately $0.7 million compared to the same period in 2012 and we expect this restructuring may also affect the trend of International product sales in the first half of 2014. Product sales in the first quarter of 2012 included approximately $0.3 million related to fulfilled Rapid Rhino back orders from the end of 2011. Excluding the effect of the back order on 2012 product sales, International ENT product sales increased $1.9 million or 8.3% for the year ended December 31, 2013. In constant currency, International ENT product sales increased $1.7 million, or 7.6 percent.
Worldwide Other product sales decreased $0.5 million in 2013, when compared to 2012. Other product sales represent less than 3.0 percent of total product sales in the year ended December 31, 2013.
Royalties, Fees and Other Revenues
Royalties, fees, and other revenues was 5.1 percent and 4.8 percent of total revenues for 2013 and 2012 respectively.
Cost of Product Sales
Cost of product sales for the years ended December 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Year Ended December 31,
	2013		2012
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$99,023	27.6%	$92,490	26.4%
Controller amortization	6,440	1.8%	8,425	2.4%
Other	10,801	3.0%	7,036	2.0%
Total Cost of Product Sales	$116,264	32.4%	$107,951	30.8%
Gross product margin as a percentage of product sales was 67.6 percent in 2013 compared to 69.2 percent in 2012. Excluding the impact on gross product margin due to the new Medical Device Tax which came into effect in the first quarter of 2013 and the decline in average selling prices for proprietary Sports Medicine products in the Americas, gross product margin in 2013 would have been 68.6 percent. The additional reduction in gross product margin is due to higher labor and overhead costs in Costa Rica partially offset by lower controller amortization and lower charges for inventory obsolescence.
Operating Expenses
Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2013		2012
	Dollars	% Total Revenue	Dollars	% Total Revenue
Research and development	33,965	9.0%	32,146	8.7%
Sales and marketing	122,595	32.4%	116,127	31.5%
General and administrative	33,463	8.9%	33,212	9.0%
Amortization of intangible assets	1,996	0.5%	4,857	1.3%
Exit costs	695	0.2%	(778)	(0.2)%
Investigation and restatement related costs	37,046	9.8%	10,805	2.9%
Total operating expenses	229,760	60.8%	196,369	53.3%
Research and development expense increased $1.8 million during 2013 compared to 2012 due to increased Sports Medicine new product development initiatives which increased the number of engineering personnel involved in research and development activities when compared to 2012.
 Sales and marketing expense increased to 32.4 percent of total revenue in 2013 compared to 31.5 percent of total revenue in 2012 as a result of efforts to expand our sales and distribution coverage and training in the United States in advance of anticipated new product introductions expected in 2014. Sales and marketing expense also increased as a result of organizational costs incurred in advance of efforts that began in the fourth quarter of 2013 to restructure our China distribution channel. Sales and marketing expense in 2013 also increased $1.0 million due to severance costs.

 General and administrative expense increased $0.3 million in 2013 when compared to 2012. The increase in general and administrative expenses is primarily due to $0.8 million of one-time transaction-support costs resulting from the ENTrigue acquisition that closed on July 1, 2013 partially offset by lower depreciation expense.
 Exit costs are associated with the relocation of our Sunnyvale, California facilities to Austin, Texas which started in April 2011. All activities associated with the Sunnyvale campus closure and relocation was completed in 2011. In the second quarter of 2012, we entered into two sublease agreements for our former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million. During the fourth quarter of 2013, as a result of the termination of the contract with one of the subtenants of our former Austin, Texas location, an additional $0.7 million was accrued for contract termination.
 Investigation and restatement expenses primarily relate to legal fees and settlement costs associated with the DOJ investigation concerning us, as discussed in Note 10 to our consolidated financial statements, and indemnification costs associated with certain of our former officers discussed in Note 9 to our consolidated financial statements. As a result of preliminary discussions with the DOJ, we increased the amount accrued for the insurance dispute and settlement reserve to $30 million in the second quarter of 2013 to reflect our best estimate of the likely settlement amount at that time. This resulted in a charge of $20.2 million that was recorded during the second quarter of 2013 as investigation and restatement related expenses. As further described in Note 10 of our consolidated financial statements, on December 31, 2013, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ which resolved the ongoing investigation by the DOJ. Pursuant to the DPA, we agreed to pay a $30 million fine to the DOJ which is consistent with our preliminary estimate. The increase in investigation and restatement related expenses is also a result of additional legal costs related to our indemnification agreements with certain former officers and we expect indemnification expenses to continue until the matters concerning the former officers are concluded.
Interest and Other Expense, Net
Interest and other expense for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Other income, net	$2,648	$678
Interest expense and bank fees	(1,974)	(848)
Foreign exchange loss, net	(1,524)	(257)
Total other expense, net	$(850)	$(427)
Total other expense, net increased $0.4 million in 2013 when compared to 2012 as a result of interest accretion related to the earn-out liability from the Entrigue acquisition and foreign exchange losses offset by increased interest and other income. Interest and other income in 2013 include a gain of $1.7 million received in the first quarter of 2013 from the extinguishment of our membership interests in a mutual insurance company.
Income Tax Provision (Benefit)
Our effective tax rate in 2013 was 16.3 percent compared to 27.2 percent in 2012. In 2013, the tax rate differed from the federal rate of 35% primarily due to lower statutory rates in foreign jurisdictions and a settlement with the IRS concerning its examination of our federal income tax returns for the 2006-2011 tax years which resulted in a net income tax benefit of $10.5 million.
We also recorded a charge of $20.2 million in the second quarter of 2013 as investigation and restatement related expenses which increased the balance of the Company's insurance dispute and settlement reserve to $30 million. We reversed $3.7 million of deferred tax assets in the second quarter related to amounts accrued previously as insurance dispute and settlement reserves once we determined that the insurance dispute and settlement reserves would be used to settle the DOJ investigation, and we would obtain no income tax deduction when this liability was paid. In addition, on January 2, 2013 the American Taxpayer Relief Act of 2012 (ATRA) was signed into law which extended the federal research and development tax credit from January 1, 2012 through December 31, 2013. As a result of the ATRA, income tax expense was reduced in 2013 by $0.8 million for  research and development tax credits related to 2012.

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

Worldwide Sports Medicine product sales increased $7.4 million, or 3.3 percent, in 2012 compared to 2011. In constant currency, Sports Medicine sales increased 4.5 percent in 2012 as compared to 2011.
Americas product sales increased $6.2 million in 2012 as compared to 2011. Americas Sports Medicine proprietary product sales increased $5.9 million or 4.6 percent in 2012 primarily as a result of new Coblation and fixation products and distribution changes made in late 2011 and early 2012 which converted former stocking distributor territories in the U.S. to sales agency territories. Contract manufactured product sales increased $0.3 million, or 1.4 percent, in 2012.
International Sports Medicine product sales increased $1.3 million, or 1.6 percent in 2012 compared to 2011. Product sales growth in Asia Pacific was partially offset by lower reported product sales in European markets due to the effect of the stronger U.S. dollar and lower southern European distributor sales. In constant currency, International Sports Medicine product sales increased $4.2 million, or 5.3 percent.
Worldwide ENT product sales increased $5.5 million, or 5.5 percent in 2012 when compared to 2011. In constant currency, ENT product sales increased 6.0 percent in 2012 compared to 2011.
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
International ENT product sales increased $4.4 million, or 23.9 percent, in 2012 compared to 2011. The increase in International ENT product sales was primarily related to an increase in Asia Pacific product sales, most notably in Australia and China. In constant currency, International ENT product sales increased $4.9 million, or 26.7 percent.
Worldwide Other product sales decreased $0.6 million in 2012, when compared to 2011 as lower Spine sales in the Americas was partially offset by higher Spine sales in International Markets. In 2012, Other product sales were less than 3 percent of total product sales.
Royalties, Fees and Other Revenues
Royalties, fees, and other revenues consist mainly of revenue from the licensing of our products and technology along with shipping and handling costs billed to customers and was 4.8 percent and 4.7 percent of total revenues for 2012 and 2011, respectively.

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
Operating Expenses
Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2012		2011
	Dollars	% Total Revenue	Dollars	% Total Revenue
Research and development	32,146	8.7%	28,932	8.2%
Sales and marketing	116,127	31.5%	108,621	30.6%
General and administrative	33,212	9.0%	35,069	9.9%
Amortization of intangible assets	4,857	1.3%	5,291	1.5%
Exit costs	(778)	(0.2)%	8,300	2.3%
Investigation and restatement related costs	10,805	2.9%	80,825	22.8%
Total operating expenses	196,369	53.3%	267,038	75.2%
 Research and development expense increased $3.2 million during 2012 compared to 2011. The increase in research and development expense in 2012 was due to higher Sports Medicine product development cost and a higher proportion of engineering personnel involved in research and development activities when compared to 2011. In 2011, research and development expense included $1.4 million of accelerated depreciation and other costs resulting from the relocation of our Sunnyvale, California offices to Austin, Texas that did not qualify as exit costs.
Sales and marketing expense increased to 31.5 percent of total revenue in 2012 as compared to 30.6 percent of total revenue in 2011. The increase was primarily the result of expanding our International sales infrastructure. In 2012, we began new direct market sales activities in the Netherlands, Belgium and Finland and we also increased our sales and marketing activities in the Asia Pacific region.
General and administrative expense decreased $1.9 million in 2012 when compared to 2011. General and administrative costs in 2011 included approximately $1.5 million related to accelerated depreciation and other cost resulting from the relocation of our Sunnyvale, California activities that did not qualify to be classified as exit costs.
Exit costs were associated with the relocation of our Sunnyvale, California facilities to Austin, Texas which started in April, 2011. All activities associated with the Sunnyvale campus closure and relocation were completed as of December 31, 2012.
Investigation and restatement expenses in 2011 included $74 million related to the settlement of the private securities class actions against us. In 2012, legal costs associated with the DOJ investigation concerning us, as discussed in Note 10 to our consolidated financial statements, and indemnification costs associated with certain of our former officers increased due to an increase in activities related to those matters. We expect to continue to incur additional legal costs related to our indemnification agreements with certain former officers and in connection with the matters described in Note 10 of our consolidated financial statements.
Interest and Other Expense, Net
Interest and other expense for the periods shown were as follows (in thousands, except percentages):

	Year Ended December 31,
	2012	2011
Interest and other income, net	$678	$14
Bank fees	(848)	(622)
Foreign exchange gain (loss), net	(257)	(723)
Total other income (expense)	$(427)	$(1,331)
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
Income Tax Provision (Benefit)
Our effective tax rate in 2012 was 27.2 percent compared to 83.3 percent in 2011. In 2012, the tax rate differed from the federal rate of 35% due primarily to lower statutory tax rates in foreign jurisdictions. In 2011, we incurred a pre-tax loss in the U.S. of $44 million due to the settlement of the private securities class action which was partially offset by pre-tax income of $27 million in jurisdictions outside the U.S. where the corporate tax rates are lower than in the U.S., such as Costa Rica where we currently have a tax holiday.
In 2011, our results of operations reflected an income tax benefit from the federal research and development tax credit for the years ended December 31, 2011 and 2010. The results of operations for the year ended December 31, 2012 did not reflect an income tax benefit related to the tax credit as the credit expired on December 31, 2011.
Liquidity and Capital Resources
Our operating cash flow has historically been affected by the overall profitability of the sales of our products, our ability to collect from customers in a timely manner, and our ability to efficiently implement our acquisition strategy and manage costs. We expect that our cash flows from operations together with cash on hand will be sufficient to satisfy our short-term or long-term normal operating liquidity requirements.
Cash Flows and Working Capital for the Year Ended December 31, 2013 compared to the year ended December 31, 2012
As of December 31, 2013 we had $247.4 million in working capital compared to $287.7 million at December 31, 2012. Our cash and cash equivalents balance was $214.9 million at December 31, 2013 and $218.8 million at December 31, 2012, the majority of which are held in U.S bank accounts.
Cash provided by operating activities for the year ended December 31, 2013 was $72.4 million and differed from net income primarily as a result of depreciation and amortization expense, stock based compensation expense, deferred taxes and increases in various payables and accrued liabilities offset by increased accounts receivable.
Cash used by investing activities for the year ended December 31, 2013 was $85.1 million and consisted of $31.6 million in property and equipment purchases, $45.0 million in payments for business combinations as a result of the acquisition of ENTrigue Surgical and $8.5 million related to acquisitions of intangible assets. Cash used by investing activities was $11.8 million for the year ended December 31, 2012 and consisted of $10.5 million in purchases of property and equipment and $1.3 million paid to acquire an orthopedic sales and marketing entity in Finland.
Cash provided by financing activities for the year ended December 31, 2013 and 2012 was $8.6 million and $4.4 million, respectively, and consisted primarily of proceeds from exercises of stock options and purchases under the employee stock purchase plan.

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
Cash provided by operating activities for the year ended December 31, 2012 was $6.3 million and differed from net income primarily as a result of settling the private securities class action in the first quarter of 2012, which we accrued in the fourth quarter of 2011, depreciation and amortization expense and stock based compensation expense, offset by increased inventories. Adjusting for the funding of the $74 million settlement of the private securities class actions, cash provided by operating activities for 2012 would have been $80.3 million compared to $84.6 million in 2011.
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
Contractual Obligations and Commercial Commitments
The following table aggregates all material contractual obligations and commercial commitments that affected our financial condition and liquidity as of December 31, 2013 (in thousands):

	Payments Due by Period (in thousands)
Contractual Obligations	Total(1)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$33,158	$6,398	$9,775	$6,684	$10,301
Sub-lease income	264	79	164	21
Other(2)	105	105	—	—	—
Total	$32,999	$6,424	$9,611	$6,663	$10,301
________________________________________________

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

(2)	Represents minimum obligations to DHL for warehousing services in Belgium.

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
On October 31, 2013, we performed our required annual goodwill impairment test. We determined that we have one reporting unit and thus all of our operations, assets, and liabilities were allocated to the one reporting unit. Our closing stock price on October 31, 2013, was $37.44 and we had approximately 28.4 million shares of common stock outstanding representing an imputed market capitalization of $1.1 billion. Our book value on October 31, 2013 was $393 million, thus the fair value of our reporting unit exceeds the carrying amount of the reporting unit and no further testing was required.
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
We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. While we have concluded in the past that undistributed earnings will be permanently reinvested and we do not expect changes to this evaluation, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on our foreign undistributed earnings that are not permanently reinvested.
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

Stock-Based Compensation
We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, stock settled stock appreciation rights (SARs) and restricted stock awards. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and SARs that only have service or performance conditions. We use the Monte Carlo pricing model to estimate the fair value of options and restricted stock awards that have market based conditions. The inputs to both pricing models require a number of management estimates such as volatility, risk free interest rate and expected term. Management estimates the expected volatility of our stock and employee exercise behavior based on historical data as well as expectations of future developments over the term of the stock compensation award. The risk free interest rate is based on the U.S. traded treasury bond with a maturity date closest to the expected life of the stock compensation award. As stock-based compensation expense is based on the number of stock compensation awards expected to vest, we must make estimates regarding whether or not the performance and service conditions will be achieved. These estimates are made at the time of grant and revised, if necessary, in subsequent periods which might result in a significant change in stock-based compensation expense in future periods.
Recently Issued Accounting Pronouncements
New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, or our business operations.
Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013 and addresses when an unrecognized tax benefit shall be recorded as a reduction to a deferred tax asset or presented as a gross liability. ASU 2013-11 is effective for the Company beginning in 2014. Management is still evaluating the impact of this ASU but anticipates that any change in balance sheet classification will be immaterial.
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
The table below presents principal amounts and related weighted average interest rates as of December 31, 2013 for our cash and cash equivalents (in thousands, except percentages):

Cash and cash equivalents	$214,853
Average interest rate earned on cash and cash equivalents	Less than 1%
Foreign Currency Risk
A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar. To the extent that the exchange rates for these currencies fluctuate against the U.S. dollar, we will experience variations in our results of operations.
Our cash and cash equivalents at December 31, 2013 are denominated primarily in U.S. dollars; however, we also maintain balances in various other currencies in support of local subsidiary operations. The most significant of these are Euros, British pounds, Swedish kroner, Swiss francs, Australian dollars, and Costa Rican colones. A 10 percent change in the December 31, 2013 exchange rates for these currencies would have an impact on pre-tax income of approximately $0.9 million.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ArthroCare Corporation:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ArthroCare Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Austin, Texas

February 13, 2014

ARTHROCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$214,853	$218,787
Accounts receivable, net of allowances of $1,255 and $1,565 at 2013 and 2012, respectively	52,810	48,881
Inventories, net	46,288	48,417
Deferred tax assets	12,371	20,090
Prepaid expenses and other current assets	6,056	6,022
Total current assets	332,378	342,197
Property and equipment, net	51,244	30,461
Intangible assets, net	14,581	1,859
Goodwill	165,953	119,893
Deferred tax assets	25,842	23,206
Other assets	4,143	2,171
Total assets	$594,141	$519,787
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,325	$12,189
Accrued liabilities	64,948	41,674
Deferred tax liabilities	3	33
Deferred revenue	350	285
Income tax payable	1,372	286
Total current liabilities	84,998	54,467
Deferred tax liabilities	249	354
Other non-current liabilities	21,305	20,200
Total liabilities	106,552	75,021
Commitments and contingencies (Notes 9 and 10)
Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued and outstanding: 75 shares at December 31, 2013 and 2012, respectively. Redemption value: $87,089	84,494	80,759
Stockholders' equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value, $0.001: Authorized: 75,000 shares; Issued: 32,385 and 31,949; Outstanding: 28,466 and 27,977 shares at December 31, 2013 and 2012, respectively	28	28
Treasury stock: 3,919 and 3,942 shares at December 31, 2013 and 2012, respectively	(105,798)	(106,425)
Additional paid-in capital	429,979	413,660
Accumulated other comprehensive income	5,121	5,300
Retained earnings	73,765	51,444
Total stockholders' equity	403,095	364,007
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$594,141	$519,787

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per-share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Product sales	$358,564	$350,671	$338,319
Royalties, fees and other	19,425	17,783	16,566
Total revenues	377,989	368,454	354,885
Cost of product sales	116,264	107,951	103,314
Gross profit	261,725	260,503	251,571
Operating expenses:
Research and development	33,965	32,146	28,932
Sales and marketing	122,595	116,127	108,621
General and administrative	33,463	33,212	35,069
Amortization of intangible assets	1,996	4,857	5,291
Exit costs	695	(778)	8,300
Investigation and restatement-related costs	37,046	10,805	80,825
Total operating expenses	229,760	196,369	267,038
Income (loss) from operations	31,965	64,134	(15,467)
Other income, net	2,648	678	14
Interest expense and bank fees	(1,974)	(848)	(622)
Foreign exchange loss, net	(1,524)	(257)	(723)
Total other expense	(850)	(427)	(1,331)
Income (loss) from continuing operations before income taxes	31,115	63,707	(16,798)
Income tax provision (benefit)	5,059	17,329	(13,985)
Net income (loss) from continuing operations	26,056	46,378	(2,813)
Income from discontinued operations, net of taxes	—	—	1,911
Net income (loss)	26,056	46,378	(902)
Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(3,735)	(3,575)	(3,416)
Net income (loss) attributable to common stockholders	22,321	42,803	(4,318)
Other comprehensive income
Foreign currency adjustments	(179)	685	369
Total comprehensive income (loss)	$25,877	$47,063	$(533)
Weighted-average shares outstanding:
Basic	28,311	27,752	27,382
Diluted	28,988	28,407	27,382
Earnings (loss) per share from continuing operations attributable to common stockholders:
Basic	$0.65	$1.28	$(0.23)
Diluted	$0.64	$1.25	$(0.23)
Earnings (loss) per share attributable to common stockholders:
Basic	$0.65	$1.28	$(0.16)
Diluted	$0.64	$1.25	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance, December 31, 2010	27,112	$27	$(107,899)	$386,395	$4,246	$12,959	$295,728
Issuance of common stock through:					—
Exercise of options and restricted stock	412	1	—	7,422	—	—	7,423
Employee stock purchase plan	9	—	—	264	—	—	264
Contribution to employee benefit plan	29	—	773	140	—	—	913
Stock compensation	—	—	—	6,226	—	—	6,226
Income tax effect of exercise of stock options	—	—	—	133	—	—	133
Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	—	—	—	—	—	(3,416)	(3,416)
Currency translation adjustment	—	—	—	—	369	—	369
Net loss	—	—	—	—	—	(902)	(902)
Balance, December 31, 2011	27,562	28	(107,126)	400,580	4,615	8,641	306,738
Issuance of common stock through:
Exercise of options and restricted stock	380	—	—	4,104	—	—	4,104
Employee stock purchase plan	9	—	—	272	—	—	272
Contribution to employee benefit plan	26	—	701	88	—	—	789
Stock compensation	—	—	—	8,616	—	—	8,616
Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	—	—	—	—	—	(3,575)	(3,575)
Currency translation adjustment	—	—	—	—	685	—	685
Net income	—	—	—	—	—	46,378	46,378
Balance, December 31, 2012	27,977	28	(106,425)	413,660	5,300	51,444	364,007
Issuance of common stock through:
Exercise of options and restricted stock	460	—	—	8,000	—	—	8,000
Employee stock purchase plan	6	—	—	219	—	—	219
Contribution to employee benefit plan	23	—	627	219	—	—	846
Stock compensation	—	—	—	7,511	—	—	7,511
Income tax effect of exercise of stock options	—	—	—	370	—	—	370
Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	—	—	—	—	—	(3,735)	(3,735)
Currency translation adjustment	—	—	—	—	(179)	—	(179)
Net Income	—	—	—	—	—	26,056	26,056
Balance, December 31, 2013	28,466	$28	$(105,798)	$429,979	$5,121	$73,765	$403,095

The accompanying notes are an integral part of these consolidated financial statements.

ARTHROCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$26,056	$46,378	$(902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,540	20,424	24,600
Provision for doubtful accounts receivable and product returns	(192)	153	208
Provision for inventory and warranty reserves	1,713	2,507	2,718
Non-cash stock compensation expense	7,638	8,616	6,226
Deferred taxes	10,419	15,504	(18,289)
Income tax benefits relating to employee stock options	(410)	—	(134)
Unrealized foreign exchange (gain) loss	869	(2,999)	(482)
(Gain) Loss on assets sold/disposed	421	300	(2,177)
Other	846	789	745
Changes in operating assets and liabilities
Accounts receivable	(3,657)	2,720	(2,793)
Inventories	2,071	(13,313)	(3,485)
Prepaid expenses and other current assets	(2,364)	1,732	(24)
Accounts payable	4,771	(3,208)	1,409
Accrued and other liabilities	8,573	(71,550)	76,115
Deferred revenue	65	(457)	742
Income taxes payable	1,086	(1,310)	120
Net cash provided by operating activities	72,445	6,286	84,597
Cash flows from investing activities:
Purchases of property and equipment	(31,578)	(10,504)	(13,481)
Payments for business combinations, net of cash acquired	(44,983)	(1,252)	—
Payments for intangible asset acquisition	(8,500)	—	—
Proceeds from sale of assets held for sale	—	—	5,500
Proceeds from loan receivable	—	—	2,275
Other	—	—	17
Net cash used in investing activities	(85,061)	(11,756)	(5,689)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	219	272	264
Proceeds from exercise of options to purchase common stock	8,000	4,104	7,422
Income tax benefit relating to employee stock options	410	—	134
Net cash provided by financing activities	8,629	4,376	7,820
Effect of exchange rate changes on cash and cash equivalents	53	276	341
Net (decrease) increase in cash and cash equivalents	(3,934)	(818)	87,069
Cash and cash equivalents, beginning of the period	218,787	219,605	132,536
Cash and cash equivalents, end of the period	$214,853	$218,787	$219,605

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
Property and Equipment.    Property and equipment is stated at cost and is depreciated on a straight-line basis over the asset's estimated useful life. The Company places the majority of its manufactured controller units with customers in order to facilitate the sale of disposable devices. Controller units placed with customers are capitalized at cost and amortized to cost of product sales over a 4-year period. Leasehold improvements are depreciated over the shorter of 10 years or the lease term. Furniture, fixtures, machinery and equipment are depreciated over a 5 year period, while computer equipment and software are depreciated over 3 to 5 years. Buildings are depreciated over a 30 year life. Maintenance and repair costs are charged to operations as incurred. Upon retirement or sale, the cost of disposed assets and their accumulated depreciation are removed from the balance sheet and any gain or loss is recognized in current operations. The Company tests its property, plant and equipment for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.
Revenue Recognition.    The Company's principal sources of revenue are from sales of its products. These revenues are recognized when there is persuasive evidence of an arrangement providing for the sale of a product, delivery of the product has occurred, the sale price of the product is fixed or determinable and collectability is reasonably assured. Revenues include shipping and handling costs billed to customers. Shipping and handling costs are presented as a part of cost of product sales, when related to revenue producing activities.
For product sales made by direct sales professionals or independent agents to customers, the Company's criteria for revenue recognition are generally complete when the product is delivered to end customers, such as surgical centers and hospitals. These sales occur either through a purchase order submitted by the customer or through trunk sales. For purchase orders, the Company ships product to and invoices the end customer directly. For trunk sales, product is hand-delivered at the end customer's premises from trunk stock maintained by the direct sales representative or independent agent and a bill-only order is received notifying the Company of the product's delivery at which time the end customer is invoiced.
Sales to distributors occur either as stocking and replenishment orders or as drop shipments to end customers. The requirements for revenue recognition are met when the product is delivered to the distributor.

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
The terms of the agreements with most of the Company's customers provide that title and risk of loss passes to the customer upon shipment, however, the Company has historically accepted the risk of loss until product delivery. Accordingly, revenue is recognized on a product sale if in management's judgment it has been delivered during the relevant reporting period. The application of this policy requires management to make estimates as to the timing of deliveries. These estimates are based on historical experience with product shipments to particular markets that are served. These estimates are periodically compared to actual results based on delivery confirmations to determine whether a change of estimate is required.
Royalties are recognized as earned, based on the Company's estimates using current and historical trends reported to us by its licensees and adjusted for market factors, and are classified as royalties, fees and other revenues in the accompanying statements of comprehensive income.
Discontinued Operation.    In the fourth quarter of 2010, management determined that the Company's non-Coblation spine products met the criteria under generally accepted accounting principles to be reported as discontinued operations. The Company's non-Coblation spine products consist of its Parallax and Contour product lines. As a result of this determination, the reported impact from these discontinued product lines on current and previously reported net income in all periods is separately reported as "Income from discontinued operations, net of taxes" in the consolidated statements of comprehensive income.
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
Goodwill.    The Company performs its annual goodwill impairment test on October 31 each year. If events or indicators of impairment occur between annual impairment analyses, the Company performs an impairment analysis of goodwill at that date.
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
On October 31, 2013, the Company performed its required annual goodwill impairment test and as part of this, management determined that the Company has one reporting unit and thus all of its operations, assets, and liabilities were allocated to the one reporting unit. On October 31, 2013, the closing stock of the Company's common stock price was $37.44

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and the Company had approximately 28.4 million shares of common stock outstanding representing a market capitalization of $1.1 billion. The book value of the Company on October 31, 2013 was $393 million, thus the fair value of the Company's reporting unit exceeds the carrying amount of the reporting unit and no further testing of goodwill impairment was required.
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
Advertising Expense.    Advertising expenses are charged to operations as sales and marketing expenses as incurred. Advertising expense was $0.7 million, $0.9 million and $0.6 million in 2013, 2012 and 2011, respectively.
Stock Based Compensation. The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options, stock settled stock appreciation rights (SARs) and restricted stock awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options and SARs that only have service or performance conditions. The Company uses the Monte Carlo pricing model to estimate the fair value of options and restricted stock awards that have market based conditions. The inputs to both pricing models require a number of management estimates such as volatility, risk free interest rate and expected term. Management estimates the expected volatility the Company's stock and employee exercise behavior based on historical data as well as expectations of future developments over the term of the stock compensation award. The risk free interest rate is based on the U.S. traded treasury bond with a maturity rate closest to the expected life of the stock compensation award. As stock-based compensation expense is based on the number of stock compensation award expected to vest, the Company must make estimates regarding whether or not the performance and service conditions will be achieved. These estimates are made at the time of grant and revised, if necessary, in subsequent periods which might result in a significant change in stock-based compensation expense in future periods.
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
Sales to both international and domestic customers are generally made on open credit terms. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses when needed. No individual customer represented more than 10 percent of product sales during the years ended December 31, 2013, 2012 and 2011 or the accounts receivable balance as of December 31, 2013 and 2012.
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
We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. While we have concluded in the past that undistributed earnings will be permanently reinvested and we do not expect changes to this evaluation, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on our foreign undistributed earnings that are not permanently reinvested.
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
Investigation and Restatement Related Costs.    Investigation and restatement related costs are legal expenses, indemnification and settlement costs incurred as a result of the SEC and DOJ investigations described in Note 10 "Litigation and Contingencies" and costs associated with the review and restatement of previously reported financial statements contained in the 2008 Form 10-K filed on November 18, 2009.

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
New accounting pronouncements or changes in existing accounting pronouncements may have a significant effect on our results of operations, our financial condition, our net worth or our business operations.
During 2012, the Company adopted FASB ASU 2011-5 ("Comprehensive Income (Topic 220): Presentation of Comprehensive Income ") which provided new requirements for the presentation of comprehensive income. The adoption of this standard did not have a material impact on our consolidated financial statements.
Accounting Standards Update (ASU) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013 and addresses when an unrecognized tax benefit shall be recorded as a reduction to a deferred tax asset or presented as a gross liability. ASU 2013-11 is effective for the Company beginning in 2014. Management is still evaluating the impact of this ASU but anticipates that any change in balance sheet classification will be immaterial.
NOTE 3—DISCONTINUED OPERATIONS
In the fourth quarter of 2010, the Company determined that its non-Coblation spine products met the criteria under GAAP to be reported as discontinued operations. The Company's non-Coblation spine products consisted of its Parallax and Contour product lines. As a result of this determination, the impact from these product lines on the Company's reported net income in all periods is separately reported as "Income from discontinued operations" in our consolidated statements of comprehensive income.
On June 30, 2011 the Company sold the discontinued operations for $5.5 million in cash and recorded a gain on the sale of assets of approximately $2.2 million ($1.3 million after tax), which is included in income from discontinued operations in the accompanying consolidated statements of comprehensive income for 2011.
Revenues, gain on the sale of assets, income and income taxes related to discontinued operations for the year ended December 31, 2011 were as follows (in thousands):

Year Ended December 31,
2011
Revenue	$2,271
Gain on sale of assets	2,177
Income from discontinued operations before income taxes	3,084
Income tax provision	1,173
Income from discontinued operations	1,911
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

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4—COMPUTATION OF EARNINGS (LOSS) PER SHARE (Continued)

	Year Ended December 31,
	2013	2012	2011
Income (loss) from continuing operations allocated to common stockholders (net of $3,781 and $7,370 attributable to Series A Preferred Stock for 2013 and 2012, respectively)	$18,540	$35,433	$(6,229)
Income from discontinued operations	—	—	1,911
Net income (loss) allocated to common stockholders (net of $3,781 and $7,370 of undistributed earnings to Series A Preferred Stock for 2013 and 2012, respectively)	$18,540	$35,433	$(4,318)
Basic:
Weighted-average common shares outstanding	28,311	27,752	27,382
Earnings (loss) from continuing operations per share allocated to common stockholders	$0.65	$1.28	$(0.23)
Earnings from discontinued operations per share allocated to common stockholders	—	—	0.07
Earnings (loss) per share allocated to common stockholders	$0.65	$1.28	$(0.16)
Diluted:
Weighted-average shares outstanding used in basic calculation	28,311	27,752	27,382
Dilutive effect of options	275	241	—
Dilutive effect of unvested restricted stock	402	414	—
Weighted-average common stock and common stock equivalents	28,988	28,407	27,382
Earnings (loss) from continuing operations per share allocated to common stockholders	$0.64	$1.25	$(0.23)
Loss from discontinued operations per share allocated to common stockholders	—	—	0.07
Earnings (loss) per share allocated to common stockholders	$0.64	$1.25	$(0.16)
Stock issuable upon conversion of the Series A Preferred Stock	5,806	5,806	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	479	787	2,531
Awards approved under the Company's Long Term Incentive Program (see Note 12) are excluded from diluted shares until both the market conditions and performance conditions have been met.
NOTE 5—INVENTORY
The following summarizes the Company's inventories (in thousands):

	December 31,
	2013	2012
Raw materials	$12,815	$10,760
Work-in-process	12,281	11,984
Finished goods	26,265	30,338
	51,361	53,082
Inventory valuation reserves	(5,073)	(4,665)
Inventories, net	$46,288	$48,417

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—PROPERTY AND EQUIPMENT
The following summarizes the Company's property and equipment (in thousands):

	December 31,
	2013	2012
Controller placements	$45,094	$40,995
Computer equipment and software	27,439	26,485
Machinery and equipment	26,036	20,867
Furniture, fixtures and leasehold improvements	8,738	5,531
Building and improvements	7,614	7,280
Land	5,738	745
Construction in process	13,515	1,169
	134,174	103,072
Less: accumulated depreciation	(82,930)	(72,611)
Total property and equipment, net	$51,244	$30,461
Depreciation expense related to the Company's property and equipment was $12.5 million, $15.6 million and $19.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Accumulated depreciation for controllers was $25.7 million at December 31, 2013.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill are as follows (in thousands):

	December 31,
	2013	2012
Goodwill as of January 1, 2013 and 2012 net of accumulated impairment losses of $18,945	$119,893	$119,159
Business combination	45,950	405
Translation adjustments	110	329
Goodwill as of December 31, 2013 and 2012 net of accumulated impairment losses of $18,945	$165,953	$119,893

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7—GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible assets with finite lives
Intangible assets consist of the following (in thousands, except weighted average useful life):

	December 31,		Weighted- Average Useful Life
	2013	2012
Intellectual property rights	$5,199	$5,199	8.0 years
Patents	12,452	1,266	18.0 years
Distribution/customer relationships	4,029	3,597	6.4 years
Trade name/trademarks	810	399	8.4 years
Collaboration agreements	1,500	—	2.0 years
Non-competition agreements	1,231	313	4.0 years
	25,221	10,774	12.2 years
Less: accumulated amortization	(10,640)	(8,915)
Total intangible assets, net	$14,581	$1,859
In the fourth quarter of 2012, the Company wrote off $31.8 million of fully amortized intangible assets.
Estimated future amortization expense is as follows (in thousands):

2014	$2,023
2015	1,733
2016	949
2017	927
2018	867
Thereafter	8,082
$14,581
NOTE 8—ACCRUED LIABILITIES
The following summarizes the Company's accrued liabilities (in thousands):

	December 31,
	2013	2012
Compensation	$19,367	$17,031
Insurance dispute and settlement reserve	30,000	9,729
Legal expenses	2,226	3,730
Other	13,355	11,184
	$64,948	$41,674

On December 31, 2013, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ (see further discussion in Note 10). A charge of $20.2 million was recorded in the second quarter of 2013 as investigation and restatement related expenses which increased the balance of the Company’s insurance dispute and settlement reserve to $30 million. The $30 million fine was paid in January 2014.
NOTE 9—COMMITMENTS
On December 31, 2012, the Company entered into a stock purchase agreement to acquire Eleven Blade Solutions, Inc. (Eleven Blade). The closing of the transaction was conditioned upon Eleven Blade obtaining United States Food and Drug

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9—COMMITMENTS (Continued)

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
On July 1, 2013, the Company acquired ENTrigue Surgical, Inc. ("ENTrigue"), a privately-held Delaware corporation specializing in ENT sinus surgical products. The Agreement provides that the Company will make annual cash payments to the former stockholders of ENTrigue shortly after each of the next five anniversaries of the acquisition date based on the annual net sales of the acquired products. The annual payment shall equal annual net sales growth times the applicable sales growth multiple for the year. The sales growth multiple is 0.6 for years 1-3; 1.1 for year 4; and 1.25 for year 5. For purposes of calculating this multiple, the annual growth of net sales each year is determined by subtracting the highest amount of net sales in any previous year from the net sales in the current year. The range of undiscounted future payments that could be required is currently estimated to be between $2.4 million and $32.2 million. The estimated fair value of the contingent consideration arrangement used for determining total purchase price is $14.5 million, which was estimated by applying the income approach using a Monte Carlo simulation model.

The fair value of the liability is based on valuation inputs that are not observable in the market (considered as a level 3 fair value in the hierarchy to classify fair value under generally accepted accounting principles) including volatility of 21%, a risk free rate between 0.16% to 1.76% and a discount rate between 11.5% to 13%, each of which fluctuates within those ranges over the term of the earn out. The Company updated the fair value of the earn out as of December 31, 2013 using the Monte Carlo simulation model noting that the change in fair value from $14.5 million on the date of acquisition to $15.2 million as of December 31, 2013 was due to the accretion of interest expense.

On July 22, 2013, ArthroCare Costa Rica S.R.L. (“ACR”), an indirect wholly-owned subsidiary of ArthroCare, entered into agreements with Zona Franca Coyol, S.A. (“CFZ”) under which ACR acquired property in Alajuela, Costa Rica for $4.9 million from CFZ and CFZ has been contracted to design and construct a new manufacturing facility for the Company on the acquired property currently expected to cost approximately $19.9 million.
The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense for 2013, 2012 and 2011 was $6.0 million, $6.0 million and $5.4 million, respectively.
The Company advances legal fees as required pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company. The company advanced and expensed $12.5 million, $7.7 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, under these indemnification agreements. We expect to continue to advance payments pursuant to these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.
The Company leases certain facilities and equipment under operating leases. At December 31, 2013, total and future minimum commitments were as follows (in thousands):

	Minimum Lease Payments	Other	Sub-lease Income	Minimum Commitments
2014	$6,398	$105	$79	$6,424
2015	5,188	—	81	5,107
2016	4,587	—	83	4,504
2017	3,609	—	21	3,588
2018	3,075	—	—	3,075
Thereafter	10,301	—	—	10,301
	$33,158	$105	$264	$32,999

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
DOJ Investigation
On December 31, 2013, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ. The DPA will resolve the ongoing investigation by the DOJ regarding allegations of securities and related fraud committed under a previous management team.
In conjunction with the DPA, the DOJ concurrently filed a criminal information concerning a single-count of conspiracy to commit wire and securities fraud. The DPA is for a 24 month period and, subject to its successful completion, the DOJ agrees that the DPA will expire and that the DOJ will seek dismissal of the criminal information. Pursuant to the DPA, ArthroCare paid a $30 million fine, subsequent to December 31, 2013, to the DOJ and agreed to maintain a compliance program meeting certain criteria specified in the DPA. ArthroCare also must report annually on the status of the Compliance Program to the DOJ.
A charge of $20.2 million was recorded in the second quarter of 2013 as investigation and restatement related expenses which increased the balance of the Company’s insurance dispute and settlement reserve to $30 million. The $30 million fine was paid in January 2014.
False Claims Act Investigation
In the first quarter of 2012, the Company received a Civil Investigative Demand ("CID") from the DOJ, requesting information related to the marketing of its radio-frequency ablation devices, which could implicate the False Claims Act, 31 U.S.C. § 3729. On January 17, 2014, a representative of the DOJ confirmed to the Company that the CID related to a qui tam case, in which the DOJ elected not to intervene, had been dismissed by the United States District Court in the Eastern District of New York. The case, United States of America ex rel. Michael Scherl v. ArthroCare Corporation et al., 2:11-cv-00668-LDW-AKT (E.D.N.Y. Feb 10, 2011), had previously been filed under seal and alleged violations of the False Claims Act. Based on the confirmation from the DOJ, the Company believes that the CID matter is closed.
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

false financial statements, abuse of control, gross mismanagement, waste of corporate assets, and engaging in insider trading. On March 18, 2009, these three state shareholder derivative actions were consolidated and designated: In Re ArthroCare Corporation Derivative Litigation, Case No. D-1-GN-8-3484 (consolidated), Travis County District Court.
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
Legal Proceedings Related to the Merger
Between February 4, 2014 and February 12, 2014, five putative class action lawsuits were filed in the Court of Chancery of the State of Delaware by alleged stockholders of ArthroCare Corporation (“ArthroCare” or the “Company”) against the Company and the individual directors of the Company, as well as Smith & Nephew, Inc., Rosebud Acquisition Corporation and Smith & Nephew PLC (collectively, “Smith Nephew”), and in one case, against One Equity Partners LLC, OEP AC Holdings, LLC, (together, with One Equity Partners LLC, “OEP”) and JPMorgan Chase & Co. (“JPM”).  These lawsuits are captioned: King v. ArthroCare Corporation et al. C.A. No. 9313, Rybacki v. ArthroCare Corporation et al. C.A. No. 9336, State-Boston Retirement System v. Fitzgerald et al., C.A. No. 9346, Dixon v. ArthroCare Corporation et al., C.A. No. 9347 and Machcinski v. ArthroCare Corporation et al., C.A. No. 9344.
These lawsuits generally allege that the members of ArthroCare’s Board of Directors breached their fiduciary duties in negotiating and approving the merger agreement with Smith Nephew, that the merger consideration undervalues the Company, that ArthroCare’s stockholders will not receive adequate or fair value for their ArthroCare common stock in the merger and that

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—LITIGATION AND CONTINGENCIES (Continued)

the terms of the merger agreement impose improper deal protection terms that preclude competing offers.  The King lawsuit further alleges that the Board of Directors have failed to provide ArthroCare stockholders with complete and accurate information about the proposed merger.  The State-Boston Retirement System lawsuit further alleges that JPM and OEP had conflicts of interest in the transaction, resulting from OEP’s investment in ArthroCare and JPM’s economic interest in the buy-side financial advisor fees and the buy-side financing fees and economics, and that JPM’s involvement as Smith Nephew’s advisor and deal financing source violated the terms of the securities purchase agreement that OEP entered into with ArthroCare at the time that OEP invested in the Company.  The lawsuits further allege that the Company and/or Smith Nephew, and in the State-Boston Retirement System case, OEP and JPM, aided and abetted the purported breaches of fiduciary duty.  The State-Boston Retirement System case further alleges that OEP breached the securities purchase agreement entered into between OEP and the Company, and that JPM and Smith Nephew tortuously interfered with the securities purchase agreement.
The lawsuits seek, among other things, to enjoin the merger, or in the event that an injunction is not entered and the merger closes, rescission of the Merger and unspecified money damages, costs and attorneys’ and experts’ fees.  The Company believes these lawsuits are meritless and intends to defend against them vigorously.

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
Cumulative dividends on the Series A Preferred Stock are payable-in-kind on a quarterly basis at the rate per annum of 3 percent of the liquidation preference of $1,000 per share (the "Liquidation Preference") until October 1, 2014, (the "Dividend Duration Period"). As of December 31, 2013, 2012 and 2011, dividends of $10.4 million, $7.9 million and $5.5 million were accrued, respectively. Gross proceeds from the sale of the Series A Preferred Stock were reduced by direct issuance cost of $5.6 million, including the amount used to pay the expenses of the investor, and will be accreted over a five year period using the effective interest rate method. Total accretion charges for the periods ended December 31, 2013, 2012 and 2011 were $1.2 million, $1.1 million and $1.0 million and were recorded as a dividend.
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
The holders of the Series A Preferred Stock may convert their shares at any time, in whole or in part, at a rate of 66.667 shares of the Company's Common Stock per $1,000 of Liquidation Preference of the Series A Preferred Stock, subject to customary anti-dilution adjustments (the "Conversion Rate"), representing an initial conversion price of $15.00 per share of Common Stock. If a conversion occurs prior to the expiration of the Dividend Duration Period, the number of shares of Common Stock received shall be increased for a make-whole adjustment equal to the number of additional shares of Series A Preferred Stock the holder would have otherwise been paid during the Dividend Duration Period, multiplied by the Conversion Rate (the "Make-Whole Adjustment"). As of December 31, 2013, none of the shares of Series A Preferred Stock have been converted into Common Stock.
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
On February 11, 2014, the Series A Preferred Stock was converted to 5,805,921 shares of the Company's Common Stock in accordance with the terms of the automatic conversion feature.
NOTE 12—STOCKHOLDERS EQUITY
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, or ESPP, which allows regular full-time U.S. employees (subject to certain exceptions) to contribute up to 10 percent of base compensation to the semi-annual purchase of shares of the Company's common stock at 95 percent of the fair market value at certain plan-defined dates. The Company reserved a total of 450,000 shares of common stock for issuance under the ESPP of which 27,393 shares remained available for future purchases as of December 31, 2013.
Stock Option Plans
In August 1999, the Company adopted the Non-statutory Option Plan ("1999 Plan") which expired in 2009. Awards that were granted under the 1999 Plan will continue to operate in accordance with the terms of the 1999 Plan until the awards are either exercised or canceled.

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—STOCKHOLDERS EQUITY (Continued)

In May 2003, the Company adopted the 2003 Incentive Stock Plan ("2003 Plan") under which the Board of Directors is authorized to grant incentive and non-statutory stock option awards, stock settled stock appreciation rights (SARs) and restricted stock awards to employees, directors and consultants. The 2003 Plan has been subsequently amended and currently a total of 5,900,000 shares have been authorized for issuance. As of December 31, 2013, the Company had 1,309,426 shares remaining available for future grant under the 2003 Plan.
Options and SARs granted under the 1999 Plan and the 2003 Plan generally become exercisable over a 48-month period and restricted stock awards generally become exercisable over a three to five year period. Since 2005, all options, SARs and awards granted under each of the Company's plans have a contractual life of seven years. Prior to that, options granted had a contractual life of ten years from the grant date. The Company has historically issued new shares upon exercises of stock options, SARs and vesting of restricted stock. Directors of the Company are eligible to receive deferred restricted stock awards ("DRSA") that vest over a five year period. Delivery of the DRSA occurs upon the director's retirement, resignation or other departure from membership of the Board of Directors.
On January 6, 2012, the Company's Board of Directors (the "Board") approved a Long Term Incentive Program (the "LTIP"), which provides for shares of the Company's Common Stock (the "Performance Shares") to certain senior executives of the Company, under the Company's Amended and Restated 2003 Incentive Stock Plan.
The Board also approved the participants, goals and award levels for the first performance period under the LTIP. Under the 2012-2014 Performance Period, in aggregate the participants may earn up to a maximum of 600,000 shares of Common Stock pursuant to Performance Shares. The final number of shares to be earned under the LTIP will be determined based upon the Company's actual achievement compared to revenue, operating income and free cash flow goals, during the performance period, provided that the Company's stock price is equal to or greater than $35 on December 31, 2014. The number of earned shares, if any, will be determined on the date that the Company files its Form 10-K for the year ended December 31, 2014 (the "Determination Date") and 50 percent of the earned Performance Shares vests on the thirtieth day following the Determination Date and 25 percent of the earned shares vests on each of the next two anniversaries of the Determination Date. During the year ended December 31, 2013 no expense was recorded related to the LTIP awards and the intrinsic value is $0.
The weighted average fair value of each stock option and SARs granted to employees during the years ended December 31, 2013, 2012 and 2011 was estimated at $9.90, $12.71 and $15.70, respectively. The weighted average fair value of restricted stock awards granted in December 31, 2013, 2012 and 2011 was $35.53, $26.30 and $33.35, respectively.
The fair value of each stock option and SAR was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected term (in years)	4.6	4.4	4.3
Expected volatility	32%	60%	58%
Risk-free interest rate	0.7%	0.7%	1.7%
Expected dividends	—	—	—
The fair value of each LTIP award granted on January 6, 2012 was estimated at $17.07 using the Monte Carlo pricing model with the following assumptions:

2012
Grant date stock price	$31.30
Expected term (in years)	3
Expected volatility	33.5%
Risk-free interest rate	0.4%
Expected dividends	—

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—STOCKHOLDERS EQUITY (Continued)

Activity for all stock based compensation plans for the year ended December 31, 2013 is as follows:

	Stock Options/SARs Outstanding		Restricted Stock Awards Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2012	1,962,008	$28.99	471,562	$28.77
Granted	343,558	$35.78	201,973	$35.53
Exercised/vested	(357,034)	$24.01	(110,987)	$28.93
Canceled/forfeited	(374,168)	$37.89	(64,120)	$30.82
Balance as of December 31, 2013	1,574,364	$29.48	498,428	$31.21
Exercisable/Deferred at December 31, 2013	1,154,415	$28.18	72,473	$29.92
The weighted average remaining contractual term for stock options and SARs outstanding and exercisable at December 31, 2013, is 3.6 and 2.8 years, respectively. The aggregate intrinsic value for stock options and SARs outstanding and exercisable at December 31, 2013, is $17.2 million and $14.2 million, respectively. The total intrinsic value of options and SARs exercised during the years ended December 31, 2013, 2012, and 2011, was $4.0 million, $3.8 million, and $4.0 million, respectively. As of December 31, 2013 there was $4.1 million of unrecognized compensation expense related options and SARs granted under the Company's stock plans. That unrecognized cost is expected to be recognized over a weighted average period of 2.6 years.
As of December 31, 2013, there was $8.9 million of unrecognized compensation expense related to restricted stock awards granted under the Company's stock plans. That unrecognized cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was $3.2 million, $3.6 million, and $1.8 million, respectively.
Valuation and Expense Information
The following table summarizes the reporting of total stock based compensation expense resulting from employee stock options, including SARs, and restricted stock awards for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of product sales	$502	$586	$1,524
Research and development	1,263	1,490	850
Sales and marketing	2,591	3,057	1,828
General and administrative	3,282	3,483	2,024
Stock based compensation expense before income taxes	7,638	8,616	6,226
Income tax benefit	2,753	2,570	1,690
Total stock-based compensation expense, net of income taxes	$4,885	$6,046	$4,536
Stock-based compensation expense recognized has been reduced for estimated forfeitures at a rate of 6.4 percent based on the Company's historical experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13—EXIT COSTS (Continued)

Company completed the relocation of its Sunnyvale, California activities and the final employee related costs were paid by the second quarter of 2012.
The following summarizes the accrued and paid exit costs during the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Accrued Exit Cost Balance at January 1, 2011	Cost Incurred	Payments	Accrued Exit Cost Balance at December 31, 2011	Cost Incurred	Payments	Accrued Exit Cost Balance at December 31, 2012	Cost Incurred	Payments	Accrued Exit Cost Balance at December 31, 2013
Employee-related	$—	$4,559	$3,142	$1,417	$32	$1,449	$—	$—	$—	$—
Contract termination and other	—	3,741	1,370	2,371	(810)	652	909	695	161	1,443
Total	$—	$8,300	$4,512	$3,788	$(778)	$2,101	$909	$695	$161	$1,443
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
In the second quarter of 2012, the Company entered into two sublease agreements for its former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million. During the fourth quarter of 2013, as a result of the termination of a contract with one of the subtenants, an additional $0.7 million expense was accrued for contract termination.
NOTE 14—INCOME TAXES
The components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$4,691	$37,095	$(43,518)
Foreign	26,424	26,612	26,720
Total	$31,115	$63,707	$(16,798)
The amounts above for 2011 exclude income (loss) from discontinued operations before income taxes of $3.1 million.

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—INCOME TAXES (Continued)

The income tax provision (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(8,132)	$382	$2,938
State	673	686	848
Foreign	2,099	757	518
Total current	(5,360)	1,825	4,304
Deferred:
Federal	10,434	15,168	(15,516)
State	5	1,337	(2,167)
Foreign	(20)	(1,001)	(606)
Total deferred	10,419	15,504	(18,289)
Total income tax provision (benefit)	$5,059	$17,329	$(13,985)
The amounts above for 2011 exclude the income tax provision (benefit) from discontinued operations of $1.2 million.
The income tax provision (benefit) differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	$10,892	$22,298	$(5,879)
State income taxes	644	692	(1,304)
Differences in foreign tax rates	(8,232)	(9,545)	(7,759)
Stock-based compensation	103	585	442
Research and development credits	(2,045)	(136)	(1,608)
Nondeductible expenses	852	166	288
Accruals for intercompany payments	1,884	1,947	1,889
Change in tax rates	122	1,078	—
Non-deductible DOJ settlement	10,998	—	—
Settlement of IRS examination	(10,542)	—	—
Other	383	244	(54)
Total income tax provision (benefit)	$5,059	$17,329	$(13,985)
The Company's tax expense for the periods 2011 through 2013 was significantly reduced due to a tax holiday for its Costa Rican manufacturing operations. Under its original holiday agreement, the Company was not subject to Costa Rican income tax until January 2016.  As of December 31, 2013, this agreement has been extended and will expire on December 31, 2023. The Company will have a 50 percent income tax exemption from January 1, 2024 until January 28, 2028. After January 28, 2028, the Company will be subject to the normal Costa Rican corporate income taxes, which are currently 30 percent. Without the Costa Rican tax holiday, the increase in income tax expense would have been $3.3 million for 2013, $3.4 million for 2012 and $3.0 million for 2011 representing a reduction to earnings (loss) per share in each year of $0.10, $0.10, and $0.11, respectively.
The Company recognized an income tax benefit from the federal research and development tax credit for the years ended December 31, 2013 and 2011. For the year ended December 31, 2012, the Company did not reflect an income tax benefit related to the tax credit as the credit expired on December 31, 2011. However, the tax credit was extended by the signing of the American Taxpayer Relief Act of 2012 ("ATRA") on January 2, 2013. Since the ATRA was enacted during 2013, the income tax benefit related to the federal 2012 research and development tax credit was recognized in the year ended December 31, 2013.

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—INCOME TAXES (Continued)

	December 31,
	2013	2012
Federal loss carryover	$50,059	$40,894
State loss carryover	7,362	33,116
Federal research and development credit carryover	8,261	7,999
State research and development credit carryover	12,561	12,346
Foreign loss carryover	251	1,391
U.S. Alternative Minimum Tax carryover	1,549	948
The Company's federal net operating loss carryforwards will expire between 2020 and 2032. The Company's federal research and development credit carryforwards will expire during the period 2021 through 2033. The Company's state loss carryforward will expire between 2018 and 2032. The Company's foreign net operating loss carryforwards, alternative minimum tax credits, and state research and development credits are not subject to expiration, with the exception of unused Texas state research and development credits totaling $0.5 million which will expire in 2033.
Under U.S. tax law, certain changes in the Company's ownership could result in an annual limitation on the amount of net operating loss carryforwards and income tax credits that could be utilized to offset future tax liabilities. At December 31, 2013, approximately $37.0 million of the Company's net operating loss carryforwards are subject to an annual utilization limit of approximately $6.5 million pursuant to IRC Section 382.
The Company's deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryovers, net of reserves	$13,561	$13,063
R&D and other tax credits, net of reserves	13,197	13,221
Allowances and reserves	6,546	5,911
Deferred revenue	2,261	4,522
Alternative Minimum Tax credit	1,549	948
Stock-based compensation	9,197	6,938
Other	278	861
Gross deferred tax assets	46,589	45,464
Valuation allowance	—	—
Subtotal	46,589	45,464
Deferred tax liabilities:
Property and equipment	(2,849)	(2,232)
Non-goodwill intangibles	(4,510)	(323)
Other	(1,269)	—
Gross deferred tax liabilities	(8,628)	(2,555)
Net deferred tax assets	$37,961	$42,909
Income tax benefits resulting from employee stock compensation of $0.4 million , $0.0 million, and $0.1 million, were credited to additional paid-in capital for the years ended December 31, 2013, 2012 and 2011, respectively. The Company expects to record an additional $0.4 million credit to additional paid-in capital upon utilization of tax loss carryforwards generated in 2012.
Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—INCOME TAXES (Continued)

reinvested undistributed earnings were approximately $132.7 million, $105.7 million, and $73.3 million as of December 31, 2013, 2012, and 2011, respectively. For the same period, the tax impact resulting from a distribution of these earnings would be approximately $48.7 million, $38.7 million, and $27.0 million, respectively.
The Company's change in gross unrecognized tax benefits during 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011
Balance at January 1	$20,449	$18,601	$16,478
Additions for tax positions of current period	2,355	1,848	2,232
Additions for tax positions of prior years	—	—	—
Decreases for tax positions of prior years	(14,924)	—	(109)
Balance at December 31	$7,880	$20,449	$18,601
The gross balance of unrecognized tax benefits of $7.9 million excluded $0.9 million of offsetting state tax benefits. The Company recorded interest and penalties on the reserve for uncertain tax positions of $0.0 million, $0.2 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company's accounting policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2013, 2012, and 2011, the amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $6.9 million, $19.3 million, and $17.4 million, respectively. At December 31, 2013 long-term liabilities included $1.9 million of net unrecognized tax benefits related to reserves and $5.0 million was recorded against the deferred tax asset for the net operating loss carryovers and credits.
In 2010, the Company was notified by the IRS of its intention to examine the 2006 federal income tax return related to certain transfer pricing tax positions. This examination was subsequently extended to include the 2007 - 2011 federal income tax returns. In the third quarter of 2013, the Company received a final settlement letter from the IRS which resulted in additional taxes payable of $2.4 million for the cumulative 2006 - 2011 tax years. As a result of this settlement, the Company reversed reserves for uncertain tax positions related to these years. The net effect of the final settlement was a net income tax benefit of $10.5 million for the year ended December 31, 2013.
The Company is subject to audit by the IRS and California Franchise Tax Board for the years 1994 through 2012 as a result of its net operating loss and credit carryover positions, and by the Texas State Comptroller for the years 2008 through 2012. As the Company has operations in most other U.S. states, other state tax authorities may conduct audits related to prior year activities; however, the years open to assessment vary with each state. The Company also files income tax returns for non-U.S. jurisdictions; the most significant of which are the UK, Sweden, Germany and Australia. The years open to adjustment for the UK and Germany are 2008 through 2012. The years open to adjustment for Sweden and Australia are 2009 through 2012.
NOTE 15— ACQUISITIONS
On December 31, 2012, the Company entered into a stock purchase agreement to acquire Eleven Blade Solutions, Inc. (Eleven Blade) which was accounted for as an asset acquisition. As a result of this transaction, the Company recorded $10.8 million of intangible assets in the form of intellectual property rights, non-compete agreements with the former employees, owners and consultants of Eleven Blade and the associated deferred tax liabilities. The Company also agreed to pay the previous owners of Eleven Blade future cash consideration on certain product sales over the next five years. The amount of contingent future consideration payable to the previous owners of Eleven Blade is capped at $25 million and is not estimable at this time.

On July 1, 2013, the Company acquired ENTrigue Surgical, Inc. ("ENTrigue"), a privately-held Delaware corporation specializing in ENT sinus surgical products. The Company paid approximately $45 million in cash to the former stockholders of ENTrigue, less an amount placed in escrow to secure the indemnification obligations of the former stockholders of ENTrigue.

The Agreement also provides that the Company will make annual cash payments to the former stockholders of ENTrigue shortly after each of the next five anniversaries of the acquisition date based on the annual net sales of the acquired products. The annual payment shall equal annual net sales growth times the applicable sales growth multiple for the year. The sales

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15— ACQUISITIONS (Continued)

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

The purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values at the date of acquisition and is summarized below (in thousands):

Current assets	$1,183
Property, plant and equipment	340
Intangible assets	2,386
Goodwill	45,950
Deferred tax assets	10,348
Total assets acquired	60,207
Liabilities	664
Total purchase price	59,543
Cash payments at acquisition date	45,000
Fair value of contingent consideration liability	14,543
Total purchase price	$59,543

The fair value of the assets and liabilities acquired, including goodwill, is preliminary and therefore may be subject to adjustments. The goodwill of $46.0 million arising from the acquisition is not expected to be deductible for income tax purposes. Subsequent to July 1, 2013, the revenues and expenses of ENTrigue have been included in the Company's consolidated statements of comprehensive income. The Company incurred transaction related expenses of approximately $0.8 million for the year ended December 31, 2013 which have been recorded as general and administrative expenses.

The fair value and weighted-average useful life of the identifiable intangible assets acquired are summarized below (in thousands):

		Weighted-Average Useful Life

Trade names	$410	9 years
Developed technology	940	12 years
Customer relationships	390	10 years
Distribution agreements	280	3 years
Non-compete agreements	366	5 years
	$2,386
On June 20, 2012, the Company acquired an orthopedic sales and marketing entity in Finland for $1.3 million. The acquisition did not materially affect the Company's financial position at December 31, 2013 and did not materially affect the results of its operations for the year ended December 31, 2013.

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLAN
The Company maintains a Retirement Savings and Investment Plan ("401(k) Plan"), which covers all U.S.-based employees. Eligible employees may defer salary (before tax) up to a federally specified maximum. Management, at its discretion, may make matching contributions in stock on behalf of the participants in the 401(k) Plan. The Company matched up to $2,500 in Company stock annually in 2013, 2012 and 2011. The Company's 401(k) Plan expenses were approximately $0.8 million, $0.8 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Product sales by product area for the periods shown were as follows (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Americas	International	Total Product Sales	Americas	International	Total Product Sales	Americas	International	Total Product Sales
Sports Medicine	$158,063	$85,963	$244,026	$155,164	$80,631	$235,795	$149,010	$79,337	$228,347
ENT	81,436	24,406	105,842	82,880	22,835	105,715	81,810	18,429	100,239
Other	1,497	7,199	8,696	1,831	7,330	9,161	2,785	6,948	9,733
Total Product Sales	$240,996	$117,568	$358,564	$239,875	$110,796	$350,671	$233,605	$104,714	$338,319
Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors. Revenues attributed to geographic areas are based on the country or regional area where the Company's customer is domiciled. Product sales by geography for the periods shown were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$231,880	$228,883	$221,988
Non-United States(1)	126,684	121,788	116,331
Total product sales	$358,564	$350,671	$338,319
___________________________________________

(1)	No additional locations are individually significant.
Long-lived assets by geography at the balance sheet dates shown were as follows (in thousands):

	December 31,
	2013	2012
United States	$172,360	$109,950
Non-United States	63,560	44,434
Total long-lived assets	$235,920	$154,384

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18—QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables present certain unaudited condensed consolidated quarterly financial information for each quarter in the years ended December 31, 2013 and 2012. In the Company's opinion, this unaudited quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented (in thousands, except per share data).

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Product sales	$87,478	$87,470	$87,060	$96,556
Royalties, fees and other	4,870	4,600	4,803	5,152
Total revenues	92,348	92,070	91,863	101,708
Cost of product sales	28,328	28,724	28,876	30,336
Gross profit	64,020	63,346	62,987	71,372
Operating expenses:
Research and development	8,445	8,659	8,433	8,428
Sales and marketing	30,332	30,218	29,322	32,723
General and administrative	7,458	8,683	8,785	8,537
Amortization of intangible assets	423	505	534	534
Exit costs	—	—	—	695
Investigation and restatement-related costs	3,893	26,335	3,164	3,654
Total operating expenses	50,551	74,400	50,238	54,571
Income (loss) from operations	13,469	(11,054)	12,749	16,801
Interest and other income (expense), net	522	(392)	(28)	(952)
Income (loss) from operations before income taxes	13,991	(11,446)	12,721	15,849
Income tax provision (benefit)	2,806	(4,667)	2,449	4,471
Net income (loss) from operations	11,185	(6,779)	10,272	11,378
Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(919)	(929)	(940)	(947)
Net income (loss) attributable to common stockholders	10,266	(7,708)	9,332	10,431
Other comprehensive income
Foreign currency translation adjustments	(1,099)	(344)	1,131	133
Total comprehensive income (loss)	$10,086	$(7,123)	$11,403	$11,511
Weighted-average shares outstanding:
Basic	28,055	28,081	28,374	28,480
Diluted	28,785	28,722	28,968	29,160
Earnings (loss) per share applicable to common stockholders:
Basic	$0.31	$(0.27)	$0.27	$0.30
Diluted	$0.30	$(0.27)	$0.27	$0.30

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18—QUARTERLY FINANCIAL INFORMATION (unaudited) (Continued)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Product sales	$88,375	$87,471	$82,602	$92,223
Royalties, fees and other	4,497	4,235	4,338	4,713
Total revenues	92,872	91,706	86,940	96,936
Cost of product sales	26,651	27,355	26,204	27,741
Gross profit	66,221	64,351	60,736	69,195
Operating expenses:
Research and development	7,594	7,899	8,184	8,469
Sales and marketing	30,200	28,842	27,175	29,910
General and administrative	8,488	8,154	8,191	8,379
Amortization of intangible assets	1,321	1,316	1,363	857
Exit costs	160	(938)	—	—
Investigation and restatement-related costs	1,093	1,131	2,139	6,442
Total operating expenses	48,856	46,404	47,052	54,057
Income from operations	17,365	17,947	13,684	15,138
Interest and other income (expense), net	386	(1,147)	183	151
Income from operations before income taxes	17,751	16,800	13,867	15,289
Income tax provision	4,793	4,536	3,882	4,118
Net income from operations	12,958	12,264	9,985	11,171
Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(879)	(887)	(900)	(909)
Net income attributable to common stockholders	$12,079	$11,377	$9,085	$10,262
Other comprehensive income
Foreign currency translation adjustments	392	(778)	951	120
Total comprehensive income	$13,350	$11,486	$10,936	$11,291
Weighted-average shares outstanding:
Basic	27,614	27,639	27,714	27,912
Diluted	27,987	27,934	28,087	28,341
Earnings per share applicable to common stockholders:
Basic	$0.36	$0.34	$0.27	$0.30
Diluted	$0.36	$0.34	$0.27	$0.30

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION
Information below is in thousands:

	Year Ended December 31,
	2013	2012	2011
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	5,137	1,692	4,369
Non cash Series A Preferred Stock accrued dividends and accretion charges	3,735	3,575	3,416
Unpaid purchases of property and equipment	1,192	—	—
NOTE 20—RELATED PARTY TRANSACTION
The Company recognized product sales to Wright Medical Group, Inc. ("Wright") of approximately $0.1 million and $2.2 million during the years ended December 31, 2012 and 2011, respectively, at which time a former senior manager of the Company had a family relationship with a member of the Wright board of directors. During the year ending December 31, 2013, there were no related party transactions.
NOTE 21—SUBSEQUENT EVENTS
On February 3, 2014, the Company announced the entry into an Agreement and Plan of Merger (the "Merger Agreement") with Smith & Nephew, Inc. ("Parent"), Rosebud Acquisition Corporation, a wholly owned subsidiary of Parent ("Merger Subsidiary") and Smith & Nephew plc ("Parent Holdco"), pursuant to which the Company agreed to be acquired by Parent and become a wholly-owned subsidiary of Parent (the "Merger"). At the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than common shares held by the Company or its subsidiaries, Parent or its subsidiaries, Merger Subsidiary or a stockholder who properly demands appraisal of such common shares under Delaware Law) will be converted into a right to receive $48.25 per share in cash.

At the effective time of the Merger, each equity award with respect to shares of common stock of the Company that is outstanding immediately prior to the Merger will be canceled in consideration of a cash payment to the holder of the award (subject to reduction for withholding taxes). In the case of a stock option or stock appreciation award, the holder will receive an amount equal to $48.25 less the applicable exercise price per share, multiplied by the number of shares covered by the award. In the case of a restricted stock award, the holder will receive an amount equal to $48.25 multiplied by the number of shares covered by the award. In the case of a performance award, the holder will receive an amount equal to $48.25 multiplied by the number of shares covered by the award that are earned based on performance through the last business day of the completed fiscal quarter that immediately precedes the effective time of the Merger (but in no event less than one-third of the target number of shares covered by the award). Each of the Company and Parent made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by the Company to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

The completion of the Merger is subject to customary conditions, including approval by the Company’s stockholders, the absence of any material adverse effect on the Company’s business and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The Company has also agreed, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. In addition, each of the parties have agreed to use their reasonable best efforts to cause the Merger to be consummated. Subject to certain exceptions, the Merger Agreement also requires the Company to call and hold a stockholders’ meeting and for the Company’s Board of Directors (the "Board") to recommend that the Company’s stockholders adopt the Merger Agreement. Prior to adoption of the Merger Agreement by the Company’s stockholders, the Board may in certain circumstances change its recommendation that the Company’s stockholders adopt the Merger Agreement, subject to complying with certain notice and other specified conditions set forth in the Merger Agreement, including giving Parent the opportunity to propose changes to the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances by the Company, prior to the adoption of the Merger Agreement by the Company’s stockholders, including in the event that the Company receives an unsolicited alternative

ARTHROCARE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 21—SUBSEQUENT EVENT (Continued)

acquisition proposal that the Company concludes, after following certain procedures, is a Superior Proposal (as defined in the Merger Agreement).  If the Company receives a Superior Proposal, Parent must be given the opportunity to match the Superior Proposal. In addition, Parent may terminate the Merger Agreement under certain circumstances, including if the Board changes its recommendation that stockholders adopt the Merger Agreement, if after a request from Parent the Board fails to reaffirm its recommendation of the Merger following an alternative acquisition proposal or if there is a material breach of the Company’s obligations relating to non-solicitation of an alternative acquisition proposal or the procedures to be followed following receipt of an unsolicited alternative acquisition proposal. Upon termination of the Merger Agreement under certain circumstances, the Company may be required to pay Parent a termination fee equal to $54.9 million.

On February 11, 2014, the Series A Preferred Stock was converted to 5,805,921 shares of the Company's Common Stock in accordance with the terms of its automatic conversion feature.

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
Pursuant to this evaluation, our CEO and CFO concluded that, as of December 31, 2013, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended December 31, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the framework set forth in the report of the Treadway Commission's Committee of Sponsoring Organizations (COSO), "Internal Control—Integrated Framework (1992)." As a result of that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Report on Form 10-K for the year ended December 31, 2013, issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013 which report is set forth in Part II, Item 8 of this annual report.
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
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held on or before June 22, 2014 and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act of 1934 in connection with our annual meeting of stockholders scheduled to be held on or before June 22, 2014 and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held on or before June 22, 2014 and is incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2013 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	2,666,654	28.63	1,309,427
Equity compensation plans not approved by security holders(2)	31,842	41.34	—
Total	2,698,496	28.78	1,309,427
________________________________________

(1)	Includes 27,393 shares remaining available for future issuance under the Company's Employee Stock Purchase Plan.

(2)	Consists of shares issuable under our Amended and Restated Non-statutory Option Plan, which does not require the approval of, and has not been approved by, our stockholders.
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
All additional information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our annual meeting of stockholders scheduled to be held on or before June 22, 2014 and is incorporated herein by reference.
DIRECTOR INDEPENDENCE
Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the NASDAQ listing standards and our Corporate Governance Guidelines. The Board of Directors has determined that all current Board members, other than David Fitzgerald, meet the general requirements to be independent directors under the NASDAQ listing standards and our Corporate Governance Guidelines. Based on its review, the Board of Directors has also determined that Terrence E. Geremski, James G. Foster and Fabiana Lacerca-Allen meet the specific independence requirements to serve on the Audit Committee under the Nasdaq listing standards and the Securities Exchange Act.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
All information required by this item is included in our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our annual meeting of stockholders scheduled to be held on or before June 22, 2014 and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(2). Financial statement schedule
The following report and schedule are included in this Part IV, and are found in this report:

•	Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011.
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

3.3**
Certificate of Amendment of Certificate of Designations of Series A 3.00% Convertible Preferred Stock of ArthroCare Corporation, filed in the Office of the Secretary of State of the State of Delaware on December 12, 2013.

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

10.8*	Amendment to the 1995 Director Option Plan (Incorporated herein by reference to Exhibit 4.4 to the Company's Statement on Form S-8 filed on August 8, 2000).

10.9*	Amended and Restated 2003 Incentive Stock Plan (Incorporated herein by reference to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 23, 2010).

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

10.15	Lease Agreement between Lantana Office Properties I, L.P. and the Company (Incorporated herein by reference to Exhibit 10.57 to the Company's Quarterly Report on 10-Q filed on August 4, 2006).

10.16†
Settlement and License Agreement between the Company, ArthroCare Corporation Cayman Islands and MarcTec, LLC effective January 3, 2007 (Incorporated herein by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K filed February 27, 2007).

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

10.23*
Employment Agreement between ArthroCare Corporation and David Fitzgerald, effective March 30, 2009 (Incorporated herein by reference to Exhibit 10.74 to the Company's Current Report on Form 8-K filed on April 3, 2009).

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

10.31
Correction to Certificate of Designations of Series A 3.00% Convertible Preferred Stock (Incorporated herein by reference to Exhibit 99.2 to the Company's current report on 8-K filed on August 3, 2010.)

10.32*	2011 Executive Officer Bonus Plan dated March 23, 2011 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on March 24, 2011).

10.33
Office building lease for 7000 West at Lantana, Buildings 1 & 2 located at 7000 West William Cannon Drive, Austin, Texas (Incorporated herein by reference to Exhibit 10.43 to the Company's Quarterly Report on form 10-Q filed on May 2, 2011).

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

10.38†
Amendment to the June 28, 2000 License Agreement and Settlement Agreement with Stryker Corporation (Incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on October 31, 2012).

10.39*
Agreement and Plan of Merger, by and among ArthroCare Corporation, Durante Merger Sub, Inc., ENTrigue Surgical, Inc., and Shareholder Representative Services, LLC as the Representative, dated as of July 1, 2013 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 2, 2013 (Commission File No. 0-027422)).

10.40*
Deferred Prosecution Agreement (“DPA”), by and among Arthrocare Corporation and the United States District Court in the Western District of Texas (the Court), dated December 31, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 7, 2014).

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
___________________________________________________________

†	Confidential treatment has been granted as to portions of this exhibit.

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

Financial Statement Schedule
The following financial statement schedule is filed as a part of this report under Schedule II immediately preceding the signature page: Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended December 31, 2013, 2012 and 2011. All other schedules called for by Form 10-K are omitted because they are not applicable or the required information is shown in the consolidated financial statements, or notes thereto, included herein.
Schedule II
ARTHROCARE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additional Charges to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$1,285	$(21)	$(177)	$1,087
Product returns	280	(171)	59	168
Inventory reserves	4,665	980	(572)	5,073
Warranty reserves	718	1,043	(1,191)	570
Year Ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$1,868	$26	$(609)	$1,285
Product returns	383	(230)	127	280
Inventory reserves	4,544	509	(388)	4,665
Warranty reserves	643	1,111	(1,036)	718
Year Ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$2,173	$(37)	$(268)	$1,868
Product returns	272	245	(134)	383
Inventory reserves	10,070	(3,879)	(1,647)	4,544
Warranty reserves	529	1,162	(1,048)	643

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION a Delaware Corporation
By:	/s/ DAVID FITZGERALD
David Fitzgerald President and Chief Executive Officer
Date: February 13, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID FITZGERALD	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2014
David Fitzgerald

/s/ TODD NEWTON	Executive Vice President, Chief Financial Officer and Chief Operating Officer	February 13, 2014
Todd Newton

/s/ JAMES G. FOSTER	Director	February 13, 2014
James G. Foster

/s/ PETER L. WILSON	Director	February 13, 2014
Peter L. Wilson

/s/ TORD B. LENDAU	Director	February 13, 2014
Tord B. Lendau

/s/ BARBARA D. BOYAN	Director	February 13, 2014
Barbara D. Boyan

/s/ TERRENCE E. GEREMSKI	Director	February 13, 2014
Terrence E. Geremski

/s/ GREGORY A. BELINFANTI	Director	February 13, 2014
Gregory A. Belinfanti

/s/ FABIANA LACERCA-ALLEN	Director	February 13, 2014
Fabiana Lacerca-Allen

/s/ CHRISTIAN P. AHRENS	Director	February 13, 2014
Christian P. Ahrens

ARTHROCARE CORPORATION
INDEX TO EXHIBITS*

Exhibit Number	Exhibit Name

3.3
Certificate of Amendment of Certificate of Designations of Series A 3.00% Convertible Preferred Stock of ArthroCare Corporation, filed in the Office of the Secretary of State of the State of Delaware on December 12, 2013.

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
_______________________________________________

*	Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 15 of the Report on Form 10-K.