Form 10-K/A
period 2013-12-31
ARTHROCARE CORP
filed 2014-04-30
CIK 1005010

UNITED STATES
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
Title of each class                                 Name of each exchange on which registered
Common Stock, par value $0.001 par value                    NASDAQ
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
As of March 14, 2014, the number of outstanding shares of the Registrant's Common Stock was 34,465,776.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
We hereby amend Part III and Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2013 (the "Last Fiscal Year") filed with the Securities and Exchange Commission (the "SEC") on February 13, 2014 (the “Original Filing”), to include information previously contemplated to be incorporated by reference. In addition, the reference on the cover page of the Original Filing to the incorporation by reference of the information called for by Part III of the Form 10-K to the Company’s definitive proxy statement for the 2014 annual meeting of stockholders is hereby amended to delete that reference. As a result of the announced entry into an Agreement and Plan of Merger (the "Merger Agreement") with Smith & Nephew, Inc. ("Parent"), Rosebud Acquisition Corporation, a wholly owned subsidiary of Parent ("Merger Subsidiary") and Smith & Nephew plc ("Parent Holdco"), pursuant to which the Company agreed to be acquired by Parent and become a wholly-owned subsidiary of Parent (the "Merger"), the information that was previously contemplated to be incorporated by reference to the Company's definitive proxy statement for the 2014 annual shareholders meeting is included in this amendment. No other information in the Original Filing is amended hereby.
Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF THE COMPANY
Set forth below is information regarding the Board of Directors, including each director's age as of April 30, 2014, his or her positions and offices held with the Company and certain biographical information:

Name of Nominee(1)	Age	Position and Offices Held in the Company	Director Since
David Fitzgerald	80	Director, President and CEO	April 2003
Christian P. Ahrens(2)	37	Director	September 2009
Gregory A. Belinfanti(3)	39	Director	September 2009
Barbara D. Boyan, Ph.D.(2)(3)	65	Director	March 2004
James G. Foster(4)	69	Director	August 2002
Terrence E. Geremski(4)	66	Director	December 2006
Fabiana Lacerca-Allen (4)	47	Director	December 2013
Tord B. Lendau(4)	57	Director	June 2001
Peter L. Wilson(2)(3)	69	Director	June 2001
_______________________________________________________________________________

(1)	There are no family relationships among any directors or executive officers of the Company.

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee

(4)	Member of Audit Committee
DAVID FITZGERALD
David Fitzgerald became a director of the Company in April 2003 and President and Chief Executive Officer in February 2009. Mr. Fitzgerald spent twenty-five years in management positions at Pfizer, Inc., serving as President and Chief Executive Officer of its Howmedica division during his last fifteen years with the company, prior to retiring in 1996. Mr. Fitzgerald has served as a Director for public companies such as: LifeCell Corporation from 2001 to 2008 and Chairman of Orthovita, Inc. from 2002 to 2009. He holds a B.S. from American International College and a M.B.A. from New York University. The Board nominated Mr. Fitzgerald to serve as a director due to his extensive years of executive experience in leading and directing global, technology-dependent medical device companies. Following the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors, with Mr. Fitzgerald abstaining, approved the waiver for Mr. Fitzgerald of the Company's policy that all directors resign after reaching 75 years of age.
CHRISTIAN P. AHRENS
Christian P. Ahrens became a director of the Company in September 2009. He is currently a Managing Director of One Equity Partners ("OEP") and, prior to joining OEP in 2001, worked at Goldman Sachs. Mr. Ahrens currently serves on the board of directors of certain private portfolio companies of OEP. Mr. Ahrens received his A.B. from Princeton University. OEP and the Board of Directors nominated Mr. Ahrens to serve as a director due to his extensive capital markets experience.
GREGORY A. BELINFANTI
Gregory A. Belinfanti became a director of the Company in September 2009. Mr. Belinfanti is currently a Managing Director of OEP and, prior to joining OEP in 2006, served as a Vice President in the Investment Banking division of Lehman Brothers, specializing in Global Healthcare. He currently serves on the board of directors of certain private portfolio companies of OEP. Mr. Belinfanti received his B.A. from New York University and his J.D. from Harvard Law School. OEP and the Board of Directors nominated Mr. Belinfanti to serve as a director due to his extensive capital markets experience.
BARBARA D. BOYAN
Barbara D. Boyan, Ph.D. became a director of the Company in March 2004. Beginning January 1, 2013, Dr. Boyan became Dean of the School of Engineering at the Virginia Commonwealth University in Richmond Virginia, where she also holds the William H. and Alice T. Goodwin Chair in Biomedical Engineering. From 2002 until 2012, Dr. Boyan was a Professor in the Wallace H. Coulter Department of Biomedical Engineering at Georgia Tech and Emory University, Georgia

Institute of Technology in Atlanta, Georgia. During the same time frame, Dr. Boyan has also held the Price Gilbert, Jr. Chair in Tissue Engineering at the Georgia Institute of Technology. In 2012, Dr. Boyan was elected to the National Academy of Engineering. Dr. Boyan was Deputy Director for Research, Georgia Tech/Emory Center for Engineering of Living Tissues, Georgia Institute of Technology, until 2008 when she assumed the position of Associate Dean for Research and Innovation in Georgia Tech's College of Engineering. From 1981 to 2002, Dr. Boyan was Professor and Vice Chair for Research, Department of Orthopedics at the University of Texas Health Science Center at San Antonio, where she also served as Director, Industry University Cooperative Research Center and Director, Center for the Enhancement of the Biology/Biomaterials Interface. Dr. Boyan is a founder of Osteobiologics, Inc., an orthopedic device company that was acquired by Smith & Nephew. She also served on the board of directors of IsoTis, Inc. and presently serves on the boards of Carticept Medical, Inc and Cativa, Inc. Most recently, she founded SpherIngenics, Inc., a stem cell delivery company, and serves as its Chief Scientific Officer. Dr. Boyan is a consultant to several companies, including: Exactech, Inc.; Musculoskeletal Transplant Foundation; NuVasive, Inc.; Spineology, Inc.; Henry Schein, Inc.; Ace Medical, Inc; and Institut Straumann AG. Dr. Boyan has also served on the board of directors of various charitable and non-profit organizations, and educational institutions, including the International Conferences on the Chemistry and Biology of Mineralized Tissue, the International Conferences on the Growth Plate and the Dentistry Division of the American Association for the Advancement of Science. Dr. Boyan is also a member of the following committees of the American Academy of Orthopedic Surgeons: Women's Health Initiatives and the Orthopedic Device Forum. Dr. Boyan holds a B.A., M.A. and Ph.D. in biology from Rice University. The Board of Directors nominated Dr. Boyan to serve as a director due to her extensive experience with medical device research, development and technology.
JAMES FOSTER
James Foster became a director of the Company in August 2002. From December 1994 until he retired in June 2001, Mr. Foster was Vice President and General Manager of Medtronic Heart Valves, a division of Medtronic, Inc. From February 1984 to December 1994, Mr. Foster held various positions at Medtronic, including Vice President of Cardiac Surgery Sales & Strategic Planning in 1994, Vice President and General Manager of Medtronic Neurological Implantables from 1992 to 1994, Vice President and General Manager of Medtronic Interventional Vascular from 1990 to 1992 and Vice President and General Manager of Medtronic Blood Systems from 1984 to 1989. Mr. Foster was a director of LifeCell Corporation from March 1995 until it was acquired by KCI in June 2008. Mr. Foster holds a master's degree in management from the Sloan School at MIT and a B.S. from St. Joseph's University in Philadelphia. The Board of Directors nominated Mr. Foster to serve as a director due to his extensive experience in medical technology sales and marketing, as well as business leadership experience.
TERRENCE GEREMSKI
Terrence Geremski became a director of the Company in December 2006. From 2001 to 2006, Mr. Geremski was Senior Vice President Finance and Chief Financial Officer of Carpenter Technology Corporation, an international manufacturer and distributor of specialty metals and engineered products. From 1992 to 2000, Mr. Geremski served as Executive Vice President and Chief Financial Officer as well as a Board member of Guilford Mills, Inc., a North Carolina-based international textile company. He also served as Vice President and Controller and various other management positions for Varity Corporation from 1979-1991. Mr. Geremski has also been an auditor and tax manager with Price Waterhouse in Chicago, IL and Toledo, OH. The Board of Directors nominated Mr. Geremski to serve as a director due to his extensive finance, capital markets, public company reporting, and governance experience.
FABIANA LACERCA-ALLEN
Fabiana Lacerca-Allen became a director of the Company in December 2013. Ms. Lacerca-Allen is currently the Chief Compliance Officer of Elan Corporation, plc, an Irish public company trading on the New York Stock Exchange and Irish Stock Exchange focusing on industry-leading neuroscience biotechnology. Over the last twenty years, she has held positions of increased responsibility where she managed legal and compliance matters globally, and as a senior executive has assisted in the delineation, implementation and execution of strategic initiatives. Previously she served from 2007 until 2010, as Senior Vice President and Chief Compliance Officer of Mylan, Inc., a global pharmaceutical company, and served, from 2004-2007, as Legal Compliance Director for Bristol-Myers Squibb Company, a global pharmaceutical company. In 2004, Ms. Lacerca-Allen was a Senior Lead Attorney for Microsoft Corporation, and from 1999-2004, she was the Director, Legal Affairs, Canadian Region for Merck Sharp & Dohme. Ms. Lacerca-Allen has also held various positions with AT&T Capital, NBS Technologies, Karelia International Consulting, The University of California, McKenna & Cuneo, Karelia SRL, and the Industry of Commerce of Argentina. She holds a Law degree from the Universidad de Buenos Aires Law School, and a LLM from the University of California, Los Angeles, School of Law and maintains leadership positions in international lawyers and compliance organizations. The Board of Directors nominated Ms. Lacerca-Allen to serve as a director due to her extensive experience implementing and managing global compliance and legal programs, including programs with periodic governmental certification requirements.
TORD LENDAU

Tord Lendau became a director of the Company in June 2001. Mr. Lendau currently is on the Board of Directors of Vitrolife AB, and since November 2012 Chairman of the Board of CytaCoat AB. From 2006 to 2010, Mr. Lendau was the General Manager of Sandvik MedTech AB, a contract manufacturer in medical devices. From 2003 to 2006, Mr. Lendau was the Chairman of Diamyd, a public Swedish biotech company focusing on the development of pharmaceuticals for the treatment of autoimmune diabetes and pain. From 2002 to 2006, Mr. Lendau was the Chief Executive Officer of Artimplant AB, a biomaterials company. From 1998 to 2002, Mr. Lendau was President of Noster Systems AB, a medical device company developing a system to detect the bacteria that causes stomach ulcers. From 1997 to 1998, he acted as President of ArthroCare Europe AB, overseeing the start-up of its international operations. Mr. Lendau was Vice President and General Manager of Medtronic/Synectics from 1996 to 1997 after the acquisition of Synectics Medical AB by Medtronic, Inc. Prior to this acquisition, from 1991 to 1996, Mr. Lendau was the CEO of Synectics Medical AB. Mr. Lendau studied in M.Sc. at Linköping University and has a B.S. degree in Electronics. The Board of Directors nominated Mr. Lendau to serve as a director due to his extensive medical device industry management and directorship experience, as well as business acquisition experience.
PETER WILSON
Peter Wilson became a director of the Company in June 2001. Mr. Wilson currently serves on the board of directors of Conceptus, Inc. Mr. Wilson was President and Chief Executive Officer of Patient Education Systems from 1995 to 1998. Between 1992 and 1994, Mr. Wilson was an independent consultant in healthcare business development and marketing. From 1972 to 1992, Mr. Wilson worked for Procter & Gamble/Richardson Vicks, where he held various positions, including President of Richardson Vicks, Vice President/General Manager of Procter & Gamble Vicks Healthcare, President/General Manager of the Vidal Sassoon Division and President/General Manager of the Personal Care Division. Mr. Wilson holds an M.B.A. in marketing from Columbia University and a B.A. from Princeton University. The Board of Directors nominated Mr. Wilson to serve as a director due to extensive directorship and product sales and marketing experience.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company and their ages as of April 30, 2014 are as follows:

Name	Age	Position	Executive Officer Since
David Fitzgerald	80	President and Chief Executive Officer, Director	February 2009
Todd Newton	51	Executive Vice President, Chief Financial Officer and Chief Operating Officer	April 2009
James L. Pacek	64	Senior Vice President, Global Markets and Sales Operations	December 2008
Scott Schaffner	44	Senior Vice President and General Manager, Sports Medicine	January 2010
Jean Woloszko	56	Chief Technology Officer and Senior Vice President of Research and Development	May 2010
Richard Rew	46	Senior Vice President, General Counsel and Secretary	December 2008
Gayle Wiley	60	Senior Vice President and Chief Human Resources Officer	September 2013
Fred Dinger	53	Senior Vice President and General Manager, ENT	January 2014
Bruce Prothro	52	Chief Regulatory Officer and Senior Vice President of Quality Systems and Assurance	May 2010
DAVID FITZGERALD
David Fitzgerald became a director of the Company in April 2003 and President and Chief Executive Officer in February 2009. Mr. Fitzgerald spent twenty-five years in management positions at Pfizer, Inc., serving as President and Chief Executive Officer of its Howmedica division during his last fifteen years with the company, prior to retiring in 1996. Mr. Fitzgerald has served as a Director for public companies such as: LifeCell Corporation from 2001 to 2008 and Chairman of Orthovita, Inc. from 2002 to 2009. He holds a B.S. from American International College and a M.B.A. from New York University.
TODD NEWTON
Todd Newton joined the Company in April 2009. Prior to joining ArthroCare, he served in various executive officer roles at Synenco Energy, Inc. from 2004 to 2008, including as President and Chief Executive Officer; President and Chief Operating Officer; and Executive Vice President and Chief Financial Officer. Before joining Synenco Energy, Mr. Newton served in various roles at Deloitte & Touche LLP from 1984 to 2004, and was a partner in the firm from 1994 to 2004. Mr. Newton earned a Bachelor's Degree in Business Administration from the University of Texas at San Antonio, from which he graduated in 1984. Mr. Newton is a member of the Texas State Society of Certified Public Accountants.
JAMES PACEK
James Pacek returned to ArthroCare in November 2006 as Vice-President and General Manager, Interventional Therapies. Mr. Pacek was named Senior Vice President, Strategic Business Units in December 2008 and Senior Vice President, Global Markets and Sales Operations in April 2011. He joined ArthroCare from the Sorin Group, where he held the position of President of ELA Medical. Mr. Pacek originally joined ArthroCare in October of 1999, as Managing Director and General

Manager, AngioCare division. Prior to joining ArthroCare in 1999, Mr. Pacek held progressive sales, marketing and general management responsibilities with American Hospital Supply, Baxter, and Medtronic including a role as Vice President Business Unit Operations for Medtronic Europe. Mr. Pacek holds a Bachelor's Degree in Business Administration from the University of Illinois.
JEAN WOLOSZKO
Jean Woloszko joined the Company in 1998 as Medical Director and was promoted to Vice-President, Research and Development in 1999 and to his current position in 2010. Prior to joining ArthroCare, he served in various medical, research and academic positions in Europe and in the US. He also was principal manager of research and medical affairs at Medtronic. He holds a Doctorate in Bioengineering from the University of Illinois, Chicago and received his medical degree from the Université de Montpellier (France). He also holds a certification in Biomechanics and in Rehabilitation Medicine.
SCOTT SHAFFNER
Scott Schaffner joined the Company in January 2010 and currently is the Senior Vice president and General Manager, Sports Medicine. Prior to joining ArthroCare, Mr. Schaffner was employed by Zimmer Spine (originally Abbott Spine/Spinal Concepts) and held positions of increasing responsibility, from 2001 - 2009, including Group Product Manager, Director of Marketing, Division Vice President of Sales and Marketing and Division President. Scott also worked at Medtronic for nearly a decade from 1992 to 2001, in the company's Neurological and Cardiovascular businesses and consulted overseas with Deloitte & Touche. Scott earned a bachelor degree in business from the University of Minnesota in 1992 and a master's in business administration from Stanford University's Graduate School of Business in 1996.
RICHARD REW
Richard Rew joined the Company in July 2006 as Vice President of Legal Affairs and was named Senior Vice President and General Counsel in December 2008. He joined ArthroCare from Activant Solutions Inc., a software and services company. Mr. Rew served as General Counsel of Activant beginning in 2000, became Secretary in 2002, and became Vice President, General Counsel & Secretary in 2005. Prior to Activant, he served as General Counsel for publicly traded EZCORP Inc. from 1996 to 2000. Mr. Rew holds a B.A., Plan II Honors Program from the University of Texas at Austin and a J.D. from the University of Oklahoma. Mr. Rew is a member of the State Bar of Texas.
GAYLE WILEY
Gayle Wiley joined the Company in September 2013. Before joining ArthroCare, Ms. Wiley was Vice President, HR for the CRV and the Emerging Markets businesses of Boston Scientific Corporation. Prior to that she served as Senior Vice President, Global Human Resources, Vignette Corporation, Austin, Texas, a leading web content management software company. Ms. Wiley also worked for International Business Machines (IBM), where she served as an HR Executive for IBM’s European Software Group (Europe, Middle East and Africa), based in Paris, France for five years. Gayle has also held Human Resources positions of increasing responsibility for Tivoli Systems, Inc.; CompuCom Systems, Inc. and Abbott Laboratories. Gayle earned a BS and MS in Education from Henderson State University.
FRED DINGER
Fred Dinger joined the Company in July 2013 when ArthroCare acquired Entrigue Surgical, Inc. Mr. Dinger was President and CEO of Entrigue from 2007 to 2013. Prior to ENTrigue, he served as President and CEO at C2M Medical and OsteoBiologics, Vice President and Chief Operating Officer at A-Med Systems, Vice President of Research and Development at Xomed Surgical Products and Linvatec Corporation, and Supervising Engineer in the Space and Strategic Avionics Division at Honeywell. Mr. Dinger earned a Bachelor of Science in Mechanical Engineering from Cornell University and a Master of Science in Engineering Management from University of South Florida. He holds numerous device and method patents as inventor and has served on the Board of Directors for several privately held medical device companies and a faith-based charity.
BRUCE PROTHRO
Bruce Prothro joined the Company in October 1998 as Vice President, Regulatory Affairs and Quality Assurance. He served in this position until April 2002, when he became Vice President, Operational Planning, Quality and Regulatory Affairs. In November 2002, he became the Vice President and General Manager, Coblation Technologies and Regulatory Affairs. In May of 2010, Mr. Prothro was promoted to Chief Regulatory Officer and Senior Vice President, Quality Systems and Assurance. Prior to joining ArthroCare, Mr. Prothro was employed with KeraVision, Inc. and held positions of increasing responsibility including Director of Regulatory Affairs and Compliance. Mr. Prothro earned a B.S. degree in Chemistry from the University of California, Berkeley.

BOARD MEETINGS AND COMMITTEES
The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. From time to time, the Board of Directors has created other ad hoc committees for special purposes. The Board of Directors currently has an ad hoc Transactions Committee, composed of Messrs. Wilson, Geremski, Belinfanti, and Mr. Foster (as an alternate) and a Negotiation Committee composed of Messrs. Wilson, Geremski and Belinfanti. The Board of Directors has determined that Messrs. Ahrens, Belinfanti, Foster, Lendau, Wilson, Geremski, and Dr. Boyan, which individuals constitute a majority of the Board of Directors, are independent under the NASDAQ listing standards.
Board Leadership Structure.    The Board of Directors has a lead independent director. The Company has separated the position of Chief Executive Officer and Lead Director. Currently the Lead Director is Mr. Wilson. The role of the Lead Director is to lead board meetings and ensure that the Board of Directors is achieving its objectives. As noted above, the Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each Committee has a different Chairperson, and all members of the Committees serve on the Board of Directors. The Company believes this leadership structure is the best for the Company because it spreads duties evenly among board members so that power and influence is shared throughout the Board of Directors.
Board's Role in Oversight of Risk.    The Board of Directors does not have a separate risk oversight body but rather manages risk directly. The Board of Directors mitigates risks through discussing with management the appropriate level of risk for the Company and evaluating the risk information received from management. The Audit Committee receives updates from senior management and assesses risk in satisfaction of their risk management role in accordance with the audit committee charter. The Company's Internal Audit Department, Compliance Department, Compliance Committee (a management body), Legal Department, and, when specific expertise is required, outside advisors also participate in the day-to-day risk management activities of the Company. The Company's senior internal audit officer and its senior compliance officer regularly report directly to the Audit Committee.
Audit Committee.    The Company's Audit Committee is a separately-designated standing audit committee established in accordance with Exchange Act Section 3(a)(58)(A). During the Last Fiscal Year, the Company's Audit Committee consisted of Messrs. Foster, Lendau, Geremski and Ms. Lacerca-Allen (who joined the committee upon becoming a Director in December 2013). Mr. Geremski served as the committee chair for the entirety of the Last Fiscal Year. The Audit Committee is responsible for, among other duties, reviewing the Company's internal audit, compliance and accounting processes, reviewing the results and scope of services provided by the Company's independent registered public accounting firm and reviewing and discussing audited financial statements, management's assessment of internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and other related matters with the management of the Company; discussing with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended and adopted by the Public Company Accounting Oversight Board obtaining the written disclosures from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence; discussing with the independent accountant the independent accountant's independence; and recommending to the Board of Directors that the audited financial statements be included in the Company's annual report on Form 10-K for the Last Fiscal Year for filing with the Securities and Exchange Commission. During the Last Fiscal Year, the Audit Committee held eight meetings.
Our Board of Directors has determined that each of the members who have served on the Audit Committee during their respective terms during the Last Fiscal Year are independent under the applicable SEC and NASDAQ rules. Furthermore, the Board of Directors has determined that Mr. Geremski is an "audit committee financial expert," as defined by the SEC rules and is, therefore, considered "financially sophisticated" under NASDAQ listing standards. No current member of the Audit Committee serves on more than three audit committees of publicly-held companies.
The Board of Directors has adopted an Audit Committee Charter which is available on our website at www.arthrocare.com. We intend to post all amendments, if any, to our Audit Committee Charter on our website.
Compensation Committee.    During the Last Fiscal Year, the Compensation Committee consisted of Messrs. Ahrens, Wilson and Dr. Boyan. The purpose of the Compensation Committee is to review and make recommendations to the Board of Directors regarding all forms of compensation to be provided to the executive officers and employees of the Company. The Committee's policy is to ensure that senior management will be accountable to the Board of Directors through the effective application of compensation policies applicable to the Company's executive officers, including performance goals and stock and incentive compensation. In addition, the Committee strives to attract and retain key management talent, to support the achievement of the Company's business strategies through the establishment of appropriate compensation components, to ensure the integrity of the Company's compensation and benefit practices and to safeguard the interests of the Company's stockholders. The Committee is responsible for, among other duties, reviewing and approving the compensation arrangements for the Company's senior management and any compensation plans in which the executive officers and directors are eligible to participate and acting as administrator of the Company's stock option plans, employee stock purchase plan and such other equity participation plans as may be adopted by the Board of Directors. The Committee's role includes coordination and cooperation with other Board committees, management, external auditors, counsel and other committee advisors. Our Board of Directors has determined that the three members who served on the Compensation Committee during the Last Fiscal Year are independent under applicable SEC rules and NASDAQ listing standards.
The Company has adopted a Compensation Committee Charter, a copy of which is available on our website at www.arthrocare.com. We intend to post all amendments, if any, to our Compensation Committee Charter on our website.
Nominating and Corporate Governance Committee.    During the Last Fiscal Year, the Nominating and Corporate Governance Committee consisted of Dr. Boyan and Messrs. Belinfanti and Wilson, who served as the committee chair. The Nominating and Corporate Governance Committee is responsible for, among other duties, identifying appropriate candidates for nomination to membership on the Board of Directors and executive officer succession planning. The Nominating and Corporate Governance Committee is also responsible for reviewing director nominees recommended by stockholders of the Company. The procedures for making such a recommendation are described in the Company's bylaws. Our Board of Directors has determined that the three members who served on the Nominating and Corporate Governance Committee during the Last Fiscal Year are independent under applicable SEC rules and NASDAQ listing standards.
DIRECTOR ATTENDANCE POLICY
All incumbent directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors on which he or she served. All incumbent directors also attended the 2013 Annual Meeting of Stockholders held on May 22, 2013. Our Board of Directors has adopted a practice whereby the Annual Meeting of Stockholders is scheduled on a date that maximizes director attendance.
DIRECTOR COMPENSATION
During 2013, our non-employee directors were provided compensation in the form of cash and equity, with basic director fees targeted at a mix of 40 percent cash and 60 percent in deferred stock units ("DSUs").
Director Equity Awards
Upon election to the Board, a new non-employee director receives an initial equity grant valued at $175,000 in DSUs, with the exact number of DSUs granted determined based on the closing price of our common stock on the date of grant. The initial DSUs vest over five years, with 20 percent vesting on each of the first five anniversaries of the grant date, subject to continued service. Upon annual re-election to the Board, each non-employee director receives a grant of DSUs with a value of $110,000, with the exact number of DSUs granted determined based on the closing price of our common stock on the date of grant. The annual DSUs vest over three years, with 1/3 vesting on each anniversary of the grant date, subject to continued service. Vesting of all DSUs will be fully accelerated for any director (i) upon the death or disability of such director if the disability reasonably prevents continued service as a director or (ii) upon a change in control (which will include the Merger). Actual delivery to each director of vested shares under all such DSUs will be deferred until retirement, resignation or other departure from membership on the Board by such director.
Cash Compensation
Cash compensation is paid quarterly. If a director holds two chairmanships or is the Lead Director and chairman of a committee, that director will receive the higher amount of compensation associated with the two positions. 2013 director compensation is outlined below:
2013 Director Compensation—Annual Cash and Equity Value

Position	Annual Cash Retainer(1)	DSUs(2)	Target Total Value Cash and Equity
Director	$63,038	$110,000	$173,038
Lead Independent Director	$94,556	$110,000	$204,556
Audit Chair	$84,050	$110,000	$194,050
Compensation Chair	$78,797	$110,000	$188,797
Nominating and Corporate Governance Committee (3)	$73,544	$110,000	$183,544

_______________________________________________________________________________

(1)	The annual retainer was effective January 1, 2013.

(2)	The amount reflects the target 2013 grant date value of DSUs. The DSUs vest over three years, with 1/3 vesting to occur on each of the first three anniversaries of the grant date.

(3)	The Lead Independent Director also chaired the Nominating and Corporate Governance Committee and thus there was no additional compensation related to this chair position in 2013.
Director Stock Ownership Guidelines
In addition, all non-employee directors are encouraged to own shares of our common stock valued at five times the base annual cash retainer within four years of their initial election to the Board of Directors.
Shares that satisfy the ownership requirement are as follows:

•	Shares purchased on the open market;

•	Shares owned through the exercise and hold of Stock Appreciation Rights (SARs), and Options;

•	Vested and retained shares of common stock;

•	Vested deferred restricted stock awards; and

•	Shares held in trust for the benefit of the director or his or her family member living in the same household.
As of March 14, 2014 all directors, except Ms. Lacerca-Allen, had met the stock ownership guidelines.
2013 Director Compensation Table
The below table summarizes non-employee director compensation during the last fiscal year. We do not provide additional compensation to our employee director, David Fitzgerald, for his service on the Board of Directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards(2)	Total
Christian P. Ahrens	$78,797	$110,000	$188,797
Gregory A. Belinfanti	$63,038	$110,000	$173,038
Barbara D. Boyan, PhD.	$63,038	$110,000	$173,038
James G. Foster	$63,038	$110,000	$173,038
Terrence E. Geremski	$84,050	$110,000	$194,050
Fabiana Lacerca-Allen	$—	$175,000	$175,000
Tord B. Lendau	$63,038	$110,000	$173,038
Peter L. Wilson	$94,556	$110,000	$204,556
_______________________________________________________________________________

(1)
The Fees Earned or Paid in Cash column consists of annual retainer fees for 2013. The annual retainer fees are accrued and paid quarterly in accordance with the director compensation policy in effect at the beginning of the relevant quarter.

(2)
The number reported equals the grant date fair value of DSUs issued to directors for their services as board members, calculated as the closing trading price of our common stock on the date of grant times the number of shares issued. The following are the number of stock options, stock awards and DSUs outstanding at December 31, 2013 for each independent director: Mr. Ahrens and Mr. Belinfanti each have: 7,308 of vested DSUs, 7,245 of unvested DSUs and 3,404 of unvested RSUs, Dr. Boyan: 51,432 of exercisable options, 11,129 of vested DSUs and 7,245 of unvested DSUs, Mr. Foster: 21,623 of exercisable options, 11,754 of vested DSUs and 7,245 of unvested DSUs, Mr. Geremski: 11,814 of exercisable stock options, 11,816 of vested DSUs and 7,245 of unvested DSUs, Mr. Lendau: 21,432 of exercisable options, 10,867 of vested DSUs and 7,245 of unvested DSUs, Mr. Wilson: 22,005 of exercisable options, 12,291 of vested DSUs and 7,245 of unvested DSUs, and Ms. Lacerca-Allen: 4,508 unvested DSUs.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS
Stockholders and others may contact an individual director, our Board of Directors as a group, a committee of our Board of Directors, or a specified group of directors, including the non-employee directors as a group, by the following means:

Mail:	ArthroCare Corporation c/o Lead Independent Director 7000 W. William Cannon, Building One, Austin, Texas 78735
Our Lead Independent Director is currently Peter L. Wilson. Please clearly specify in each communication the applicable addressee or addressees you wish to contact as well as the general topic of the communication. You should also include the following information in your communication: (i) your name, mailing address and telephone number; (ii) the number and type of the Company's securities you hold; and (iii) if you are not a record owner of the Company's securities, the name of the record owner of the Company's securities beneficially owned by you.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of the forms submitted to it during the Last Fiscal Year, the Company believes that, during the Last Fiscal Year, all such reports were timely filed.
CODE OF ETHICS
The Company has adopted a Code of Business Conduct and Ethics, which is intended to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated there under. The Code of Business Conduct and Ethics applies to all of our directors, officers, employees and agents. A copy of the Code of Ethics is available on our website at www.arthrocare.com. We intend to post any amendments to, or waivers from, if any, our Code of Business Conduct and Ethics on our website.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Our Compensation Discussion and Analysis, or CD&A, discusses the total compensation for our Chief Executive Officer, or CEO, Chief Financial Officer and Chief Operating Officer, or CFO, and the other three most highly compensated executive officers for Last Fiscal Year which we refer to collectively as the Named Executive Officers, or NEOs.
The compensation programs for the NEOs also apply to our other executive officers. The terms "we," "our," and "the Company" refer to ArthroCare and not to the Compensation Committee.
Summary
We have adopted a performance-based compensation philosophy for our executive officers that seeks to provide incentives to achieve both short-term and long-term business objectives, align the interests of executive officers and the interests of our stockholders and allow us to recruit and retain talented individuals in a competitive marketplace.
What are the objectives of our executive officer compensation program?
        For all executive officers, compensation is intended to meet the objectives described below. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to increase the value of the Company, and that such compensation should assist us in attracting and retaining key executives critical to its long-term success.
        In establishing executive officer compensation, the Compensation Committee’s objectives are to:

•	recruit, reward, motivate and retain key officers;

•	ensure that an appropriate relationship exists between executive pay and the creation of long-term Company value; and

•	align the interests of our executives with the interests of our stockholders.
        To meet these objectives, we have adopted the following pay for performance based practices:

•	provide base salary, merit raises, promotional raises, and a portion of their annual cash bonus based on the executive officers’ individual responsibilities and performance;

•	provide a significant short-term incentive through an annual cash bonus plan that is based mostly upon achieving our corporate financial goals;

•
provide discretionary long-term incentives usually in the form of stock options, “Options”, and restricted stock units, “RSUs”, to attract and retain key executives with longer-term incentives that promote Company value; and,

•
provide performance based long-term incentives in the form of performance share awards that were granted in 2012, linked to the achievement of financial goals over a three-year period that further align the long-term interests of management with those of stockholders.

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
How is compensation determined?
        The Compensation Committee, operating under a written charter adopted by the Board of Directors, has the primary authority to determine and recommend to the Board of Directors the amount and nature of compensation available to our executive officers. The Compensation Committee is comprised entirely of independent directors, as defined by NASDAQ. In 2013, the Compensation Committee used the services of Radford, an independent compensation consultant to obtain, summarize and advise on competitive compensation data and assist in setting the compensation for our executive officers. The consultants from Radford report directly to the Compensation Committee and the Compensation Committee has sole authority to engage and terminate its own outside compensation consultants. In compliance with the disclosure requirements of the SEC, regarding the independence of compensation consultants, Radford addressed each of the six independence factors established by the SEC with the Compensation Committee. Its responses affirmed the independence of Radford on executive compensation matters. Based on this assessment, the Compensation Committee determined that the engagement of Radford does not raise any conflicts of interest or similar concerns. The Compensation Committee also evaluated the independence of other outside advisors to the Compensation Committee, including outside legal counsel, considering the same independence factors and concluded their work for the Compensation Committee does not raise any conflicts of interest. The Compensation Committee also uses senior management staff as needed to gather internal data and prepare analyses as requested by the Compensation Committee.
        To aid the Compensation Committee in making its determination and recommendations to the Company’s Board of Directors, the CEO provides annual recommendations to the Compensation Committee regarding the compensation levels of all executive officers, excluding himself. The CEO provides the Compensation Committee with his assessment of the performance of officers reporting directly to him and other key executives. Shortly after the end of each fiscal year, the Compensation Committee engages in a comprehensive performance review of all executive employees of the Company before it approves any annual cash bonuses or equity grants.
        The Compensation Committee reviews all components of the executive officers’ compensation, including annual base salary, bonuses based on corporate and individual performance and equity compensation. The Compensation Committee also reviews accumulated realized and unrealized stock option, stock appreciation right, restricted stock unit and restricted stock holdings for the executive officers. The dollar value to the executive and cost of the actual and projected payout obligations under potential severance and change-in-control scenarios are also reviewed by the Compensation Committee and the CEO.
        How do we determine the amount for each element of executive officer compensation?
        The Compensation Committee analyzes both internal and external compensation levels in its review of the executive officers’ compensation, including the NEOs’ compensation. It reviewed the average total target cash compensation for each officer and the average number and value of equity-based awards in comparison to other employee job category levels for an internal company compensation comparison on both a single year and historical basis. In addition, the Compensation Committee used a market analysis conducted by Radford to ascertain the relative compensation positions of the executive officers compared to peers at similar companies. All elements of executive officers’ compensation were considered. In order to determine the competitive market within the peer groups, data from multiple sources was examined, including the Radford 2013 Global Survey for Public Medical Device Companies with revenue between $125 million and $1.2 billion, and Peer Group (as outlined below) proxy statements that contain data for senior positions and officers at comparable medical device companies.
        Any revisions to compensation levels are then proposed by the CEO, excluding himself, based on internal and external comparisons, and a review of Company and individual performance against goals, objectives, and job criteria. Any revisions to CEO compensation levels are proposed by the Compensation Committee. In order to attract, retain and motivate its executives, the Compensation Committee believes that aggregate executive officer remuneration should generally fall between the 50th and 75th percentile of remuneration provided by the Peer Group and the Radford market data. This approach ensures that our compensation cost structures will allow us to remain competitive in our markets and to meet the compensation goals stated above. In certain circumstances, we may target pay outside this range to help attract or retain executives, as necessary, or to recognize differences in their qualifications, responsibilities, time in the job, role criticality and potential.
        Equity grant guidelines for the prospective fiscal year are then set by job level, using market survey data and the current internal equity grant guidelines to determine the appropriate annual grant levels for the upcoming year.
        For the Last Fiscal Year, in establishing the member companies of the Peer Group, the Compensation Committee considered other medical technology competitors for executive positions and companies of a similar size and scope as the Company, as measured by market capitalization, revenue, number of employees, and scope of business. Specifically, the Peer Group was chosen to include companies that had a number of employees ranging from approximately 1/3 to three times that of the Company (i.e. 580-5,250 employees), revenue between approximately 1/3 and three times that of the Company (i.e. $125M to $1.2B in revenue) and a market cap of approximately 1/3 to three times that of the Company (i.e. a market cap between $350M and $3.1B). The Peer Group consists of leading medical technology companies from the Medical Instruments and Supplies and Medical Appliances and Equipment industry sectors. In August 2012 and August 2013 the Compensation Committee used Radford to review our Peer Group as well as to obtain, summarize and advise on the competitive compensation data to assist in setting the executive officers’ compensation. The tables below reflect the Peer Group established in August 2012 as well as the revised group which was established in August 2013.
        The Compensation Committee reevaluates this Peer Group on an annual basis to ensure that the individual companies within the Peer Group are comparable to us as measured by market capitalization, revenue, number of employees, and scope of business. In addition, companies may be excluded due to mergers and acquisitions.
        August, 2012 Peer Group Changes.    American Medical Systems Holdings, Inc. was removed because it was acquired by Endo Health Solutions Inc; Sonosite Inc. was removed because it was acquired by Fujifilm; and Zoll Medical Corp. was removed because it was acquired by the Asahi Kasei Corporation. Medical Action Industries was removed because its market capitalization had fallen to a point that the Compensation Committee believed they no longer fit the criteria to be included as a peer company. Cyberonics, Inc, and Insulet Corporation were added to the peer group to replace those removed because each of the companies was within the Compensation Committee’s established peer group guidelines and their operations were most closely aligned with our own operations.
        August 2013 Peer Group Changes.    Cantel Medical Corporation and Natus Medical, Inc. were removed because of their focus on equipment manufacturing. Globus Medical, Inc. and Tornier, Inc. were added due to similar size and their product focus.
Peer Group Companies August 2012

Accuray, Inc.	Align Technology Inc.	AngioDynamics, Inc.
Cantel Medical Corp	ConMed Corporation	Cyberonics, Inc.
Greatbach, Inc.	Haemonetics Corp.	ICU Medical Inc.
Insulet Corporation	Integra Lifesciences Holdings Corp.	Masimo Corp.
Merit Medical Systems Inc.	Natus Medical Incorporated	Nuvasive, Inc.
NxStage Medical, Inc.	Orthofix International	Symmetry Medical Inc.
Thoratec Corp.	Volcano Corp.	Wright Medical Group Inc.
Peer Group Companies August 2013

Accuray, Inc.	Align Technology Inc.	AngioDynamics, Inc.
ConMed Corporation	Cyberonics, Inc.	Globus Medical, Inc.
Greatbach, Inc.	Haemonetics Corp.	ICU Medical Inc.
Insulet Corporation	Integra Lifesciences Holdings Corp.	Masimo Corp.
Merit Medical Systems Inc.	Nuvasive, Inc.	NxStage Medical, Inc.
Orthofix International	Symmetry Medical Inc.	Thoratec Corp.
Tornier, Inc.	Volcano Corp.	Wright Medical Group Inc.
In setting annual cash compensation (salary plus target bonus), we aim to provide compensation that generally falls between the 50th and 75th percentiles of the annual total cash compensation of executive officers performing similar job functions at Peer Group Companies. The annual review indicated that we are providing annual total cash compensation to our executive officers in the aggregate approximating the 50th to 75th percentile of the Peer Group and Radford market data.
Stockholder Advisory Vote on Executive Compensation
Our Compensation Committee also evaluates the opinions of our stockholders pursuant to our annual “say-on-pay” vote. At our 2013 Annual General Meeting of Stockholders, approximately 96 percent of the shares represented in person or by proxy at the meeting and entitled to vote approved, in non-binding advisory votes, the compensation of our NEOs. In light of the approval by a substantial majority of our stockholders of the compensation programs described in our 2012 proxy statement, the Compensation Committee did not implement changes to our executive compensation philosophies as a result of the stockholders’ advisory vote. The compensation for each of the Company’s NEOs for the Last Fiscal Year reflects each individual’s performance and the changes regarding Company’s financial and operating performance. The Compensation Committee determined that we will hold a “say-on-pay” vote every year; however, as a result of the Merger, we will not be holding a “say-on-pay” advisory vote in fiscal year 2014 for compensation paid to our NEOs in the Last Fiscal Year.
Compensation Risk Assessment
Consistent with the SEC’s disclosure requirements, the Compensation Committee has assessed our compensation programs for all employees. The Compensation Committee has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us. In connection with its approach to establishing and reviewing our compensation programs, the Compensation Committee considered came to this conclusion based on the following analysis:

•	Base compensation: this is a fixed amount based on market data, and accordingly, does not create any incentive for our employees to take undue risks.

•
Annual cash incentive opportunity: this element focuses on the achievement of annual (rather than long-term) Company and individual goals, but does not represent a significant percentage of our employees’ total compensation. For our NEOs, the Compensation Committee believes that this annual bonus program appropriately balances risk and the desire to focus the NEOs on specific annual goals important to our success, and that it does not encourage an NEO to take unnecessary or excessive risks which could have a material adverse effect on the Company.

•
Discretionary long-term equity incentive awards: this element further aligns our employees’ interests with those of our stockholders and constitutes a significant percentage of the overall compensation provided to our NEOs. The Compensation Committee believes that these awards do not encourage our employees to take unnecessary or excessive risks which could have a material adverse effect on the Company, as the ultimate value of the equity awards is tied to the long-term price of our stock. In addition, grants are only made periodically pursuant to our equity compensation grant policy as described below. Such awards are subject to long-term vesting schedules, and for our NEOs in conjunction with our NEO Stock Ownership Guidelines, help ensure that our NEOs have significant value tied to long-term stock price performance.

•
Performance long-term equity incentive awards granted in 2012: the Compensation Committee believes that these awards do not encourage our employees to take unnecessary or excessive risks which could have a material adverse effect on the Company, as the ultimate value of the equity awards is tied to the long-term price of our stock. The program is performance based and tied to the achievement of the Company’s financial goals.

•
401(k) plan and general benefit programs: these compensation programs are available to all employees, and because of the limited compensatory value and non-discriminatory nature of such programs, do not create an incentive for our employees to take undue risks.

        The Compensation Committee monitors our compensation programs on an annual basis and expects to make modifications as necessary to address any changes in the Company’s business or risk profile.
What are the elements of our executive officer compensation program and why do we provide each element?
The major elements that comprise our compensation program include: (i) base salary; (ii) annual cash bonus incentive opportunities (target bonus) tied mostly to the Company's performance; (iii) long-term equity based incentive awards, which includes discretionary awards and, in 2012, performance based equity awards; (iv) retirement benefits through a qualified defined contribution (401(k)) plan; and (v) other benefit programs generally available to all U.S. employees. The Compensation Committee believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the overall objectives of our compensation program. The following table sets forth each of the major elements:

Element	Description	Performance / Job Considerations	Primary Objectives
Base Salary	Fixed cash amount	Increased based upon individual performance against goals, objectives and job criteria such as executive qualifications, responsibilities, role criticality, and potential	Recruit qualified executives, retention of executives
Annual Cash Incentive Opportunity	Short-term incentive, annual bonus plan	Amount of actual payment based on achievement of annual corporate financial goals, key strategic and operating objectives and individual performance objectives.	Promote achievement of short-term financial goals and strategic and operating objectives
Long-Term Equity Based Incentives
Discretionary Long-Term Equity Incentive Awards	Equity based awards, includes SARs, SOs, RS, and RSUs	Size of equity awards is based upon the executive's job position, individual performance, and future contribution	Align the interests of executives with interest of stockholders, retention, create shareholder value
Equity Incentive Awards	Performance based equity awards	To provide additional incentives for particular performance goals determined by the compensation committee to be key to our success	Align the interests of executives with interest of stockholders, retention, create shareholder value
Retirement and Welfare Benefits	401(k) plan, health and insurance benefits	None, benefits offered to broad workforce	Recruit qualified employees and retention
In addition, we have entered into employment agreements with our CEO, Mr. Fitzgerald, and our Executive Vice President, CFO and COO, Mr. Newton, as well as continuity or severance agreements with the other NEOs and executive officers. These agreements are discussed below under, "Employment Agreement with David Fitzgerald", "Employment Agreement with Todd Newton", and "Continuity Agreements with the NEOs."

The Fiscal 2013 Total Direct Compensation table below summarizes the levels established by the Compensation Committee with respect to salary, target bonus, stock and target total direct compensation. We discuss each element of the table in the narrative that follows.
2013 Total Direct Compensation

Name	Salary	Cash Bonus (1)	Discretionary Long-Term Incentives (2)	Total Direct Compensation
David Fitzgerald, President and CEO	$580,000	$436,160	$1,249,991	$2,266,151
Todd Newton, Executive Vice President, CFO and COO	$400,557	$266,931	$620,794	$1,288,282
James L. Pacek, Senior Vice President, Global Markets and Sales Operations and General Manager, ENT	$327,116	$155,216	$276,277	$758,609
Bruce Prothro, Chief Regulatory Officer and Senior Vice President of Quality Systems and Assurance	$291,613	$124,139	$239,188	$654,940
Jean Woloszko, CTO/Senior Vice President Research and Development	$293,083	$124,765	$322,080	$739,928
_______________________________________________________________________________

(1)	See the discussion of "annual cash incentive opportunity" below for a description of the bonus plan and target bonus amounts.

(2)
These amounts reflect the grant date fair value of RSUs and the grant date Black Scholes value of Options. The grant date fair value of stock awards equals the closing stock price on the date of grant multiplied by the number of shares awarded. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards.

Base Compensation for the Fiscal Years 2011, 2012 and 2013

Name	December 31, 2011 Salary	December 31, 2012 Salary	December 31, 2013 Salary
David Fitzgerald, President and CEO	$548,375	$564,826	$580,000
Todd Newton, Executive Vice President, CFO and COO	$336,528	$370,200	$400,557
James L. Pacek, Senior Vice President, Global Markets and Sales Operations and General Manager, ENT	$300,150	$308,554	$327,116
Bruce Prothro, Chief Regulatory Officer and Senior Vice President of Quality Systems and Assurance	$276,750	$284,499	$291,613
Jean Woloszko, CTO/Senior Vice President Research and Development	$276,750	$285,053	$293,083
Performance-Based Compensation
Annual Cash Incentive Opportunity
We structure our annual cash bonus program to reward executive officers based mainly on our performance and, to a lesser degree, an assessment of the individual executive's contribution to that performance. The corporate component of the total cash bonus available is dependent on the Company's achievement of specific financial objectives tied to the annual Board approved operating plan. The individual component of the total cash bonus is based on an assessment of each individual executive's personal performance as evaluated by the CEO or, in the case of the CEO, by the Board of Directors.
The key financial targets of the Company under the 2013 Executive Bonus Plan were total revenue, adjusted operating margin and free cash flow, in each case as defined in the plan. The potential bonus earned by each executive was subject to certain bonus multipliers based on under-achievement or over-achievement of the Company's goals.
For 2013, the Executive Bonus Plan for the CEO had 100 percent of his target bonus potential based on the achievement of Company financial goals, which could be adjusted for his personal performance at the discretion of the Company's Board of Directors. The NEOs, excluding the CEO, had 90 percent of their target bonus potential based on the achievement of Company goals and 10 percent based on the assessment of their personal performance and contribution, as evaluated by the CEO. The maximum payout was capped at 160 percent of target bonus potential for all of the NEOs.
The financial goals as set forth in our 2013 Executive Bonus Plan were as follows:

Company Financial Objective Criteria *	Relative Weight	Downside and Upside Bonus Multiplier
Total Revenue	60%	1:3 Ratio
Adjusted Operating Margin	20%	1:3 Ratio
Free Cash Flow	20%	1:3 Ratio
_______________________________________________________________________________
* The weighted average threshold bonus achievement level must be 94 percent of the target amount for bonus to be earned.
Under the 2013 Executive Bonus Plan, "threshold bonus achievement level" means the minimum percentage of financial objectives achievement at which a bonus is payable, or 94 percent. If the weighted average actual achievement ratio compared to the target achievement ratio is below 94 percent, bonuses are not earned. Achievement of weighted average Total Revenue, Adjusted Operating Margin, and Free Cash Flow results equal to or greater than 94 percent are subject to the 1:3 multiplier. For example, if the Bonus Achievement Level is 94 percent, then the executive officers are eligible for 82 percent of their target bonus potential. The 6 percent shortfall is multiplied by 3 to reduce bonus potential by 18 percent. At 100 percent achievement, executive officers are eligible for 100 percent of their target bonus potential. If, the Bonus Achievement Level is 110 percent, then executive officers are eligible for 130 percent of their target bonus potential. The 10 percent overachievement is multiplied by 3 to increase the bonus potential by 30 percent.
The Company financial objectives in the 2013 Executive Bonus Plan could have been adjusted at the discretion of the Board of Directors to account for unusual events such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent that, the Board of Directors considers the effect of such events indicative of Company performance.
The 2013 Executive Bonus Plan Calculations for Fiscal 2013—Company Performance table below summarizes the financial targets, actual achievement and the calculations that determined the bonus payments awarded to the NEOs for achievement of Company financial objectives for 2013. The table contains numbers regarding past company financial targets and goals. These targets and goals are disclosed in the limited context of our compensation plan and should not be understood to be statements of managements' expectations or estimates of future results or other guidance. We specifically caution investors not to apply these statements to other contexts.
2013 Executive Bonus Plan Calculations for Fiscal 2013—Company Performance

Financial Objectives	2013 Target (in 000's)	2013 Annual Achievement (in 000's)	Percentage Achieved	Weight	Bonus Percentage Achieved	Bonus Percentage Payout(1)
Total Revenue	$393,109	$377,789	96.1%	60.0%	57.7%
Adjusted Operating Margin(2)	19.0%	18.3%	96.1%	20.0%	19.2%
Adjusted Free Cash Flow(3)	$68,000	$73,186	107.6%	20.0%	21.5%
Total				100.0%	98.0%	94.0%
_______________________________________________________________________________

(1)	For every 1% of over/under achievement there is a 3% payout affect (1:3 ratio).

(2)	Adjusted operating margin is GAAP operating income, excluding "Investigation and Restatement" costs, for the calendar year 2013.

(3)
Adjusted Free Cash Flow shall mean earnings before "Investigation and Restatement" costs, Interest, Tax, Depreciation, Amortization and non-cash equity Compensation adjusted for income taxes paid, changes in working capital and operational capital expenditures for the calendar year ended 2013. Working capital is defined as the sum of accounts receivable, inventory and other non-cash current assets less accounts payable, accrued liabilities and other current liabilities, other than those current assets and liabilities related to income taxes. For clarity, an increase in net Working Capital will be a reduction in Adjusted Free Cash Flow and a decrease in net Working Capital will be an increase in Adjusted Free Cash Flow.

As previously mentioned, for the NEO's other than the CEO, 90 percent of the targeted annual bonus was based on the achievement of our financial performance goals. The remaining 10 percent of the targeted annual bonus was based on the CEO's assessment of the respective NEO's individual performance and contribution. The individual assessment of each NEO was determined by the CEO and reviewed by the Compensation Committee.
The personal performance achievement scale that was used for all other employees who are eligible to participate in the 2013 Corporate Bonus Plan was also used for the NEOs for consistency in plan administration.
The final amounts paid to our NEOs for the Last Fiscal Year performance are set forth in the table below:

Name	Bonus Target (%)	Bonus Target ($)	Corporate Goal Weight	Corporate Performance	Individual Performance Goal Weight	Final Bonus Percentage	Final Bonus Payment
David Fitzgerald, President and CEO	80%	$464,000	100%	94%	—%		$436,160
Todd Newton, Executive Vice President, CFO and COO	70%	$280,390	90%	94%	10%	95%	$266,931
James L. Pacek, Senior Vice President, Global Markets and Sales Operations and General Manager, ENT	50%	$163,558	90%	94%	10%	95%	$155,216
Bruce Prothro, Chief Regulatory Officer and Senior Vice President of Quality Systems and Assurance	45%	$131,226	90%	94%	10%	95%	$124,319
Jean Woloszko, CTO/Senior Vice President Research and Development	45%	$131,887	90%	94%	10%	95%	$124,765
Long-Term Equity Based Incentives
Discretionary Long-Term Equity Incentive Awards
Our executive officers and other key employees are eligible to participate in discretionary and periodic equity awards, typically in the form of Options and RSUs, granted as part of our policy to provide management with longer-term incentives that promote building value in the Company. The grants are the most important part of our pay for performance compensation philosophy. The grants to executive officers, if made, are normally made at the first regularly scheduled Board of Directors meeting after the close of the fiscal year and are closely tied to, the executive's job position and individual performance, and retention considerations.
Options are granted with a per share exercise price of 100 percent of the market closing price of our underlying stock on the date of grant. Options have a seven year term and typically vest over four years subject to the holder's continued service through each vesting date. RSUs are generally issued for a nominal purchase price and typically vest over a five-year period subject to the holder's continued service through each vesting date. The Board of Directors has the ultimate responsibility of overseeing our stock incentive plans and has delegated the authority to the Compensation Committee to carry out these responsibilities.
There have been no grants in 2014 to any of our NEOs.
Performance Based Long-Term Equity Awards
In 2012 the Compensation Committee retained the compensation consultants from Radford to assist in the development of a supplemental performance based long-term incentive program (the "LTIP") for the CEO and the other executive officers. The LTIP was adopted by the Board of Directors on January 6, 2012 which provides the executive officers of the Company the opportunity to earn shares of the Company's Common Stock (the "Performance Shares") under the Company's Amended and Restated 2003 Incentive Stock Plan.
The LTIP has a three year performance period from January 1, 2012 through December 31, 2014 (the "Performance Period") at which point the ending value of the Company's common stock must be at least $35.00 (adjusted for stock splits, etc.) for any awards to vest. In addition, vesting of the LTIP awards is dependent on three performance conditions: total revenue for the year ending December 31, 2014, cumulative adjusted operating income over the Performance Period and cumulative free cash flows over the Performance Period (See the 2013 Executive Bonus Plan Calculations for Fiscal 2013—Company Performance footnote 2 and 3 in the table above for a definition of adjusted operating income and free cash flows). The performance criteria were set at levels believed by the Compensation Committee to represent Company performance above historical rates and at the top of its peer group. Although attaining these objectives would require greater than normal effort by the executive officers, doing so could lead to significant increases in stockholder value.
Vesting of the earned shares, if any, will occur on the date that the Company files its Form 10-K for the year ended December 31, 2014 (the “Determination Date”). Subject to the participant’s continued employment through the Determination Date, the Company will settle 50 percent of the earned Performance Shares on the thirtieth day following the Determination Date and 25 percent of the shares on each of the next two anniversaries of the Determination Date, in each case, subject to earlier settlement upon a change in control or a pro-rated settlement upon retirement, death or disability. If the participant is terminated without cause or resigns for good reason after vesting but prior to settlement, the participant will continue to receive the shares upon settlement.
In the event of a change in control after December 31, 2014, all shares earned will be fully vested and the ownership requirements will be nullified. In the event of a change in control before December 31, 2014 (which would include the Merger), the participants will earn and vest in shares based on proportional performance to the date of the change in control against the targets, adjusted for the shorter measurement period.
In the event of the retirement of a participant, a participant’s death or a participant’s permanent disability, the number of shares earned will be calculated based on performance for the full Performance Period and prorated based on the amount of time that the participant was employed by the Company during the Performance Period.
Final payout of the performance based long-term incentive program will be subject to the certification of the performance achievement by the Compensation Committee. The Compensation Committee will have discretion to adjust the targets in the event of a material extraordinary event. The financial metrics will be calculated by the Chief Financial Officer and reviewed by the Compensation and Audit Committees. The financial metrics calculation will be based on audited financial statements as contained in public filings. Certain “add-back” and “adjustments” will be made for extraordinary legal and restatement costs related to incidents occurring before 2010 and the Compensation Committee will determine at the time of any future acquisitions if these will have a material extraordinary impact on the metrics and will recommend changing the metrics at that time if necessary.
As of March 14, 2014, Company executive officers held an aggregate of 399,994 Performance Shares (at target), which the Company currently estimates will be deemed to vest immediately prior to the effective time of the Merger with respect to an aggregate of 133,329 shares of Company common stock, which constitutes one-third of the target number of shares of Company common stock subject to all awards of Performance Shares.
The performance achievement for the Performance Period associated with awards of Company Performance Shares will be assessed immediately prior to the effective time of the Merger (using the last business day of the last completed fiscal quarter prior to the effective time of the Merger for any Performance Period ongoing at the effective time of the Merger), and the vesting of such Company Performance Share awards will be accelerated based upon such performance achievement, (but in no event will less than one-third of the target number of shares subject to each award of Company Performance Shares vest).
The table below sets forth information regarding the Company Performance Shares held by each of the Company's NEOs, as of March 14, 2014.

	Number of Shares-End of Performance Period 2012-2014 (1)(2)
Name	Target	Expected to Vest
David Fitzgerald, President and CEO	57,142	19,047
Todd Newton, Executive Vice President, CFO and COO	57,142	19,047
James L. Pacek, Senior Vice President, Global Markets and Sales Operations and General Manager, ENT	57,142	19,047
Bruce Prothro, Chief Regulatory Officer and Senior Vice President of Quality Systems and Assurance	57,142	19,047
Jean Woloszko, CTO/Senior Vice President Research and Development	57,142	19,047
_______________________________________________________________________________

(1)
The cumulative shares at target under the LTIP is 400,000, with a threshold of 200,000 shares and a maximum of 600,000 shares. As of March 14, 2014, there were seven officers participating in the LTIP, so the target for an individual officer would be 57,142 shares.

(2)	This amount constitutes one-third of the target number of shares and are expected to vest immediately prior to the effective date of the merger.
Named Executive Officer Stock Ownership Guidelines
Effective October 21, 2010, the Compensation Committee adopted stock ownership guidelines for the NEOs. The guidelines, which are not mandatory, are designed to encourage our NEOs to maintain an equity stake in the Company, and by doing so, appropriately link their interests with those of other stockholders. The NEOs should maintain an ownership level equal to a multiple of base salary as described in the table below. For the purposes of assessing the guidelines, the Company's stock shall be valued based on a rolling average of the Company's closing share price of the NASDAQ over the prior six months. Should a fluctuation in share price or increase in salary result in a NEO's ownership falling below the suggested level, he/she is encouraged to take appropriate actions to come back into compliance.
Shares that satisfy the ownership requirement are as follows:

•	Shares purchased on the open market;

•	Shares acquired through the Company's Employee Stock Purchase Plan or 401(k) Plan;

•	Shares owned through the exercise and hold of SARs, and Options;

•	Vested and retained shares of common stock; and,

•	Shares held in trust for the benefit of the officer or his or her family member living in the same household.
Ownership Guidelines by Role

Role	Ownership Guidelines
CEO	2.5 times current salary
CFO	1.5 times current salary
Named Executive Officer	1.0 times current salary
As of March 14, 2014, Messrs. Fitzgerald, Newton, Pacek and Woloszko met these stock ownership guidelines.

Defined Contribution Plans
We have a Section 401(k) Savings/Retirement Plan, or the 401(k) Plan, to cover our U.S. employees, including NEOs. The 401(k) Plan permits eligible employees of the Company to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. In 2013, we made annual matching contributions to the 401(k) Plan in an amount equal to a dollar of Company stock for each dollar of participant contributions, up to a maximum of $2,500 in our stock. Eligible employees will receive a maximum of $625 per quarter with any additional matching contributions made at the end of the fiscal year for employees who may be hired throughout the fiscal year. While eligible participants may receive the stock matching contributions quarterly, 401(k) Plan participants are eligible to vest in current and future stock matching contributions after the first year of employment following date of hire. Our eligible employees may begin participating in the 401(k) Plan immediately upon date of hire.
We do not provide defined benefit plans or deferred compensation plans to our NEOs or to other employees.
Continuity Agreements with the NEOs
Pursuant to the continuity agreements with each of Messrs. Pacek and Woloszko, in the event of a termination of employment without "cause" at any time prior to the occurrence of a "change in control" or after the 24-month period following a "change in control" (each, as defined in the applicable continuity agreement) of the Company, subject to the executive executing and not revoking a release against the Company, the executive will be entitled to receive (i) severance pay for a term of six months immediately commencing with the termination of the executive's employment with the Company, at a rate equal to the executive's base salary, not including bonus, in effect immediately prior to the executive's termination, and (ii) reimbursements, not to exceed $650 per month, for the amount of his premium payment for group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, which we refer to as COBRA, until the earlier of (A) the time that the executive no longer constitutes a qualified beneficiary (as such term is defined in Section 4980B(g)(1) of the Internal Revenue Code of 1986, as amended, which we refer to as the Code) and (B) the date six months following the executive's termination. If the executive's employment is terminated as a result of the executive's disability or death, then the executive will not be entitled to receive severance or other benefits under the continuity agreement, but will be eligible for those benefits as may be established under our existing severance and benefits plans and policies at the time of the disability or death. Mr. Prothro is not eligible for severance benefits outside a change in control pursuant to his continuity agreements.
In addition, pursuant to the continuity agreements for Messrs. Pacek, Prothro and Woloszko, if the executive's employment with the Company terminates in an "involuntary termination" at any time within 24 months after a change in control, then, subject to the executive (except for Mr. Prothro) executing and not revoking a release against the Company, the executive will be entitled to receive (i) severance pay payable in installments during the 24-month period following the executive's termination of employment at a rate equal to the executive's "current compensation" (as defined below), (ii) reimbursements, not to exceed $650 per month, for the amount of his premium payment for group health coverage pursuant to COBRA until the earlier of (A) the time that the executive no longer constitutes a qualified beneficiary and (B) the date 24 months following the executive's termination (provided that if our obligations cease due to the executive no longer constituting a qualified beneficiary, we will make a lump sum payment to the executive, on the 18 months following the date of the executive's termination of employment, equal to the product of the last monthly reimbursement paid to the executive multiplied by six), (iii) executive-level outplacement services for 24 months at our expense, not to exceed $15,000, and (iv) accelerated vesting with respect to 100% of the shares underlying any outstanding Options, SARs or RSUs. "Current compensation" means an amount equal to the greater of (i) the executive's base compensation earned in the fiscal year preceding the fiscal year of the executive's termination; or (ii) the executive's base compensation for the fiscal year of the executive's termination, including 100% of any bonus which the executive could have earned during such fiscal year, assuming the achievement of all relevant executive and Company goals, milestones and performance criteria.
Under the continuity agreements, "Change in Control" means the occurrence of any of the following events: (i) a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50 percent of the total voting power represented by the voting securities of us or such surviving entity outstanding immediately after such merger or consolidation; (ii) the approval by our stockholders of a plan of complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of our assets; or (iii) a change in the composition of the Board of Directors, as a result of which fewer than a majority of the directors are Incumbent Directors. "Incumbent Directors" shall mean directors who either (A) are our directors as of the date the continuity agreement was entered into, or (B) are elected, or nominated for election, to the Board of Directors with the affirmative votes of at least a majority of those directors whose election or nomination was not in connection with any transaction described in subsections (i) or (ii) or in connection with an actual or threatened proxy contest relating to the election of our directors.

Under the continuity agreements, "Involuntary Termination" means (i) without the executive's express written consent, the assignment to the executive of any duties or the significant reduction of the executive's duties, either of which is inconsistent with the executive's position with the Company and his/her responsibilities in effect immediately prior to such assignment, or the removal of the executive from such position and responsibilities; (ii) without the executive's express written consent, a substantial reduction, without good business reasons, of the facilities and perquisites (including office space and location) available to the executive immediately prior to such reduction; (iii) a reduction by the Company in the base compensation of the executive as in effect immediately prior to such reduction; (iv) a material reduction by the Company in the kind or level of employee benefits to which the Employee is entitled immediately prior to such reduction, with the result that the executive's overall benefits package is significantly reduced; (v) the relocation of the executive to a facility or a location more than 30 miles from the executive's then present location, without the executive's express written consent; (vi) any purported termination of the executive by the Company that is not effected for disability or for Cause, or any purported termination for which the grounds relied upon are not valid; or (vii) the failure of the Company to obtain the assumption of the continuity agreement; provided, however, that no Involuntary Termination shall be deemed to have occurred if any such successor substitutes an agreement for the continuity agreement providing comparable severance benefits to those provided for in the continuity agreement.
Upon a change in control, the vesting of 50% of any outstanding unvested Options, SARs and RSUs that the executives then hold will be accelerated as of such change in control. Upon a change in control that constitutes a "hostile takeover", the vesting of 100% of any outstanding unvested Options, SARs and RSUs that the executives then hold will be accelerated as of such change in control. Under the continuity agreements, the definition of "Hostile Takeover" means any person (as such term is used in Section 13(d) and 14(d) of the Exchange act) becoming the beneficial owner (as defined in Rule 13d-3 under said Act), directly or indirectly, of our securities representing 50 percent or more of the total voting power represented by our then outstanding voting securities, without the approval of our Board of Directors.
Under their continuity agreements, Messrs. Pacek, Prothro and Woloszko are eligible for Company reimbursement of any golden parachute excise tax paid or payable by them in connection with the Merger. In the event that any payment or other benefit under the continuity agreement would be subject to the excise tax imposed by Section 4999 of the Code, then the executive will be entitled to receive an additional payment from us, equal to 100% of any excise tax actually paid or payable by the executive in connection with the benefits under the continuity agreement, plus an additional payment from us in such amount that, after payment of all taxes (including, without limitation, any interest and penalties on such taxes and the excise tax), the executive retains an amount equal to the reimbursement payment. As described below, we did not include this excise tax reimbursement provision in the new employment agreements for Messrs. Fitzgerald and Newton.
If the NEO's employment is terminated as a result of the executive's disability or death, then the NEO will not be entitled to receive severance or other benefits under the continuity agreement, but will be eligible for those benefits as may be established under our existing severance and benefits plans and policies at the time of the disability or death.
Employment Agreement with David Fitzgerald
We have entered into an amended and restated employment agreement with Mr. Fitzgerald in connection with his employment with the Company. Under this agreement, if Mr. Fitzgerald's employment is involuntarily terminated without cause or he resigns due to a constructive termination of his employment (an "involuntary termination," as defined in Mr. Fitzgerald's employment agreement) within 24 months following a "change in control" (as defined in Mr. Fitzgerald's employment agreement), subject to Mr. Fitzgerald executing and not revoking a release against the Company, Mr. Fitzgerald would be entitled to receive (i) severance payable in installments equal to the sum of (A) his base salary (on a monthly basis) multiplied by 24 months, plus (B) an amount equal to the cash portion of his target annual bonus for the fiscal year in which the termination occurs (with it deemed that all performance goals have been met at 100% of budget or plan) multiplied by two, (ii) reimbursement equal to $1,500 per month for 24 months which is intended to reimburse his premium payments, if any, for group health coverage elected by him pursuant to COBRA, and (iii) the accelerated vesting of all of Mr. Fitzgerald's outstanding equity awards as to 100% of the unvested shares at the time of the involuntary termination.
In the event Mr. Fitzgerald's employment is terminated as a result of an involuntary termination at any time prior to the occurrence of a change in control or after the 24-month period following a change in control, subject to Mr. Fitzgerald executing and not revoking a release against the Company, Mr. Fitzgerald would be entitled to receive (i) severance in a lump-sum payment in an amount equal to (A) his base salary (on a monthly basis) multiplied by 18 months, plus (B) an amount equal to the cash portion of his target annual bonus for the fiscal year in which the termination of employment occurs (with it deemed that all performance goals have been met at 100% of budget or plan) multiplied by 1.5, and (ii) reimbursement equal to $1,500 per month for 18 months which is intended to reimburse his premium payments, if any, for group health coverage elected by him pursuant to COBRA. If Mr. Fitzgerald's employment is terminated as a result of his death or disability, he will not be entitled to any other severance or other benefits, except that the vesting of all of Mr. Fitzgerald's outstanding equity awards will be automatically accelerated.

Upon a change in control, the vesting of all of Mr. Fitzgerald's outstanding equity awards will be accelerated as to 100% of the then-unvested shares. The amended and restated employment agreement also provides for automatic acceleration of vesting of Mr. Fitzgerald's equity awards in the event of the formal acceptance by our Board of Directors of Mr. Fitzgerald's resignation under circumstances acceptable to our Board of Directors. In addition, in the event of Mr. Fitzgerald's resignation as described in the previous sentence, each Option held by Mr. Fitzgerald which was granted to him while he was serving as our President and Chief Executive Officer will remain exercisable until the first anniversary of his resignation or, if earlier, the date on which the Option would have expired without regard to his resignation or service with the Company.
Employment Agreement with Todd Newton
We have entered into an employment agreement with Mr. Newton in connection with his employment with the Company, which was amended in January 2009 and January 2012. Under Mr. Newton's amended employment agreement, if Mr. Newton's employment is involuntarily terminated without cause or he resigns due to a constructive termination of his employment (an "involuntary termination" as defined in Mr. Newton's employment agreement) within 24 months following a "change in control" (as defined in Mr. Newton's employment agreement), subject to Mr. Newton executing and not revoking a release against the Company, Mr. Newton would be entitled to receive (i) severance equal to the sum of (A) his base salary (on a monthly basis) multiplied by 24 months, plus (B) an amount equal to the cash portion of his target annual bonus for the fiscal year in which the termination occurs (with it deemed that all performance goals have been met at 100% of budget or plan) multiplied by two, (ii) reimbursement equal to $1,500 per month for 24 months which is intended to reimburse his premium payments, if any, for group health coverage elected by him pursuant to COBRA, and (iii) the accelerated vesting of all of Mr. Newton's outstanding equity awards as to 100% of the unvested shares at the time of the involuntary termination.
In the event Mr. Newton's employment is terminated as a result of an involuntary termination at any time prior to the occurrence of a change in control or after the 24-month period following a change in control, subject to Mr. Newton executing and not revoking a release against the Company, Mr. Newton would be entitled to receive (i) severance in a lump-sum payment in an amount equal to (A) his base salary (on a monthly basis) multiplied by 12 months, plus (B) an amount equal to the cash portion of his target annual bonus for the fiscal year in which the termination occurs (with it deemed that all performance goals have been met at 100% of budget or plan), and (ii) reimbursement equal to $1,500 per month for 12 months which is intended to reimburse his premium payments, if any, for group health coverage elected by him pursuant to COBRA. If Mr. Newton's employment is terminated as a result of his death or disability, he will not be entitled to any other severance or other benefits.
Upon a change in control, the vesting of all of Mr. Newton's outstanding equity awards will be accelerated as to 50% of the then-unvested Options and SARs and 100% of the then-unvested RSUs. Upon a change in control that constitutes a "hostile takeover" (as defined in Mr. Newton's employment agreement), the vesting of 100% of any outstanding unvested equity awards that Mr. Newton then holds will be accelerated as of such change in control.
Other Elements of Compensation and Perquisites Offered to Executive Officers
In addition to the elements of executive compensation discussed above, the NEOs are eligible to receive health care coverage that is generally available to other employees of the Company. We also offer a number of other benefits to the NEOs pursuant to benefit programs that provide for broad-based employee participation. These benefit programs include the employee stock purchase plan, medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, educational assistance, employee assistance, the 401(k) Plan (as described above) and certain other benefits. Many employees are also eligible for variable pay under sales incentive plans and/or the company bonus plan.
The availability of the benefit programs allows us to attract, recruit and retain employees. The benefit programs provide employees access to quality healthcare and assists employees in meeting their financial and retirement goals. We also believe this assists in increasing employee loyalty to the Company.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During the Last Fiscal Year, Messrs. Ahrens, Foster and Wilson and Dr. Boyan served as members of the Compensation Committee of the Board of Directors. None of such Compensation Committee members has ever been an officer or employee of the Company or any of its subsidiaries. In addition, during the Last Fiscal Year, no member of our Board of Directors or of our Compensation Committee, and none of our executive officers, served as a member of the board of directors or compensation committee of an entity that has one or more executive officers serving as members of our Board of Directors or our Compensation Committee.
SUMMARY EXECUTIVE OFFICER COMPENSATION
The following summary compensation table sets forth the 2013, 2012, and 2011 compensation earned by the Company's Chief Executive Officer, the Company's Chief Financial Officer, and the next three most highly compensated executive officers of the Company who were serving as executive officers as of December 31, 2013.

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
David Fitzgerald	2013	$580,000	$1,249,991	$—	$436,160	$3,700	$2,269,851
President and Chief Executive Officer	2012	$564,826	$970,880	$154,115	$397,638	$3,746	$2,091,205
	2011	$548,375	$1,207,416	$178,767	$425,539	$3,700	$2,363,797
Todd Newton	2013	$400,557	$337,074	$283,720	$266,931	$2,500	$1,290,782
Senior Vice President, Chief Financial	2012	$370,200	$248,152	$293,290	$198,131	$2,500	$1,112,273
Officer and Chief Operating Officer	2011	$336,528	$196,533	$293,695	$168,769	$2,500	$998,025
James L. Pacek	2013	$327,116	$181,697	$94,580	$155,216	$2,500	$761,109
Senior Vice President, Global Markets	2012	$308,554	$127,841	$151,092	$137,615	$2,500	$727,602
	2011	$300,150	$168,453	$204,319	$146,023	$2,500	$821,445
Bruce Prothro	2013	$291,613	$163,530	$75,658	$124,139	$2,500	$657,440
Chief Regulatory Officer	2012	$284,499	$123,772	$146,182	$111,638	$2,500	$668,591
and Senior Vice President of Quality Systems and Assurance	2011	$276,750	$123,717	$146,182	$122,296	$160,689	$829,634
Jean Woloszko	2013	$293,038	$218,029	$104,051	$124,765	$2,500	$742,383
Chief Technology Officer and Senior Vice President	2012	$285,053	$154,659	$182,780	$113,394	$2,500	$738,386
of Research and Development	2011	$276,750	$140,372	$204,319	$122,670	$3,222	$747,333
_______________________________________________________________________________

(1)
The grant date fair value of stock awards granted in 2013, 2012 and 2011 under the Company's Amended and Restated 2003 Incentive Stock Plan. On January 2012 the Company granted RSU's to the NEOs for the 2012-2014 performance cycle, which will vest only if certain identified targets are met as more fully described in the "Performance Based Long-Term Equity Section". If performance is achieved the RSUs will vest assuming the executive officer remains employed by us through the vesting date.

(2)
The grant date fair value of stock options granted in 2013, 2012 and 2011 under the Company's Amended and Restated 2003 Incentive Stock Plan, calculated in accordance with US GAAP guidance for share based payments. The grant date fair value of stock options equals the Black-Scholes value on the date of grant multiplied by the number of shares awarded.

(3)	Represents bonus amounts paid in accordance with the 2013, 2012 and 2011 Executive Officer Bonus Plan. Refer to "Performance Based Compensation" section of the Company's CD&A.

(4)
For 2013, the All Other Compensation column consists of $1,200 for Mr. Fitzgerald for a health allowance and $2,500 401(k) contribution match in the Company's stock made to all the Named Executive Officers. For 2012, the All Other Compensation column consists of $1,246 for Mr. Fitzgerald for a health allowance and $2,500 401(k) contribution match in the Company's stock made to all of the Named Executive Officers. For 2011, the All Other Compensation column consists of $1,200 for Mr. Fitzgerald for a health allowance, $142,082 of moving allowances and $16,107 of special pay to Mr. Prothro and special pay of $722 to Mr. Woloszko and $2,500 401(k) contribution match in the Company's stock made to all of the Named Executive Officers.

Grants of Plan-Based Awards Table
The following table provides information pertaining to stock compensation grants made to our Chief Executive Officer and each of our other NEOs during the Last Fiscal Year.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
	Grant Date
Name		Threshold	Target	Maximum
David Fitzgerald		$380,480	$464,000	$603,200
	2/20/2013				34,955		$35.76	$1,249,991
Todd Newton		$229,920	$380,390	$364,507
	2/20/2013				9,426		$35.76	$337,074
	2/20/2013					28,549	$35.76	$283,720
James L. Pacek		$134,118	$163,558	$212,625
	2/20/2013				5,081		$35.76	$181,697
	2/20/2013					9,517	$35.76	$94,580
Bruce Prothro		$107,605	$131,226	$170,594
	2/20/2013				4,573		$35.76	$163,530
	2/20/2013					7,613	$35.76	$75,658
Jean Woloszko		$108,147	$131,887	$171,453
	2/20/2013				6,097		$35.76	$218,029
	2/20/2013					10,470	$35.76	$104,051

_______________________________________________________________________________

(1)
For Non-Equity Incentive Plan Awards, this column shows the threshold, target and maximum amounts for each of the NEOs under the 2013 Executive Officer Bonus Plan. The threshold level represents a bonus payout at 82% of target, target level represents a bonus payout at 100% of target and the maximum level represents bonus payout at 130% of target.

(2)
RSUs grant date fair value is calculated in accordance with ASC 718 and based on the closing price of our stock on the date of grant. RSUs vest over a three year period for Mr. Fitzgerald and over a five year period for all other NEOs.

(3)
Refer to Note 12, "Stockholders' Equity", in the Notes to Consolidated Financial Statements included in the 2013 Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option awards using the Black-Scholes valuation method in accordance with ASC 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards. The potential appreciation in our stock price above the exercise price of the stock options, not the fair value used for accounting purposes at grant, motivates our executive officers. Awards vest over four years subject to continued employment.

Outstanding Awards at Fiscal Year End Table
The following table provides information pertaining to the equity-based awards of our Chief Executive Officer and each of our other NEOs that were outstanding as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
David Fitzgerald	10,000	(11)		$24.69	5/26/2014
	10,000	(2)		$40.78	5/24/2014
	1,814	(2)		$44.50	5/29/2015
	4,254	(4)		$23.50	12/16/2016
	157,235	(4)		$23.50	12/16/2016
	5,489	(3)	620	$33.39	2/17/2018
	5,050	(3)	—	$33.39	2/17/2018
	7,443	(3)	1,039	$26.24	2/28/2019
						12,053	(9)	$485,013
						24,666	(9)	$992,560
						34,955	(9)	$1,406,589
									19,047	(10)	$766,451
Todd Newton	17,019	(6)	1	$23.50	12/16/2016

	62,979	(6)	1	$23.50	12/16/2016
	13,280	(8)		$23.50	12/16/2016
		(5)	3,758	$33.39	2/17/2018
	12,985	(5)	1,590	$33.39	2/17/2018
		(5)	3,806	$26.24	2/28/2019
	10,626	(5)	8,753	$26.24	2/28/2019
		(5)	3,276	$35.76	2/20/2020
	5,947	(5)	19,326	$35.76	2/20/2020
						3,000	(7)	$120,720
						3,531	(7)	$142,087
						7,565	(7)	$304,416
						9426	(7)	$379,302
									19,047	(10)	$766,451
James L. Pacek	8,456	(5)		$43.51	3/5/2015
	15,778	(5)	—	$23.50	12/16/2016
	34,222	(5)	—	$23.50	12/16/2016
		(5)	3,526	$33.39	2/17/2018
	9,034	(5)	194	$33.39	2/17/2018
		(5)	3,485	$26.24	2/28/2019
	5,474	(5)	2,985	$26.24	2/28/2019
		(5)	2,884	$35.76	2/20/2020
	1,982	(5)	4,651	$35.76	2/20/2020
						3,027	(7)	$121,806
						3,897	(7)	$156,815
						5,081	(7)	$204,459
									19,047	(10)	$(766,451)
Bruce Prothro
	2,055	(5)		$24.38	3/10/2014
	2771	(5)		$36.08	2/27/2014
	12,597	(5)		$23.50	12/16/2016
		(5)	3,526	$33.39	2/17/2018
		(5)	3,373	$26.24	2/28/2019
		(5)	2,400	$35.76	2/20/2020
	134	(5)		$24.38	3/10/2014
	27,403	(5)		$23.50	12/16/2016
	9,034	(5)	194	$33.39	2/17/2018
	5,297	(5)	2,889	$26.24	2/28/2019
	1,586	(5)	3,627	$35.76	2/20/2020
	14,550	(5)		$36.08	2/27/2014
						5,000	(7)	$201,200
						2,522	(7)	$101,485
						3,772	(7)	$151,785
						4,573	(7)	$184,018
									19,047	(10)	$766,451
Jean Woloszko	2,771	(5)		$36.08	2/27/2014
	14,457	(5)		$36.08	2/27/2014
	2,298	(5)		$43.51	3/5/2015
	8,507	(5)		$43.51	3/5/2015
	9,407	(5)	—	$23.50	12/16/2016
	25,936	(5)	—	$23.50	12/16/2016
		(5)	3,526	$33.39	2/17/2018
	9,034	(5)	194	$33.39	2/17/2018
		(5)	3,738	$26.24	2/28/2019
	6,622	(5)	4,089	$26.24	2/28/2019
		(5)	2,790	$35.76	2/20/2020
	2,181	(5)	5,499	$35.76	2/20/2020

5,000	(7)	$201,200
2,522	(7)	$101,485
4,715	(7)	$189,732
6,097	(7)	$245,343
			19,047	(10)	$766,451
_______________________________________________________________________________

(1)	Options granted before February 2005 have a 10-year term. Option granted after February 2005 have a seven-year term.
Value is based on the closing stock price on December 31, 2013 of $40.24 per share.

(2)	Stock settled SAR award that vests quarterly over four years, subject to continued service.

(3)	Option award that vests monthly over three years, subject to continued service.

(4)	Option award that vests over three years. 25% vest one year from grant date, and monthly thereafter, subject to continued service.

(5)	Option award that vests monthly over 4 years, subject to continued service.

(6)	Option award that vests over 4 years. 25% vests one year from grant date, and monthly thereafter, subject to continued service.

(7)	RSU award that is released annually over five years from grant date, subject to continued service.

(8)	Option awards that were immediately vested.

(9)	RSU award that vests annually over three years, subject to continued service.

(10)
We awarded Performance Shares pursuant to the LTIP in January 2012 to each of the NEOs, and they will be earned and converted into shares based on our performance over the Performance Period from January 1, 2012 through December 31, 2014, at which point the ending value of the Company's common stock must be at least $35.00 (adjusted for stock splits, etc.) for any awards to vest. The LTIP will pay out 19,047 at the time of the Merger (if the Merger closes as anticipated in mid-2014).

(11)	Option award that vests monthly over eight months.
Options Exercised and Stock Vested Table
The following table provides information regarding the number and value of options exercised and stock awards vested during the 2013 Fiscal Year by each of our NEOs.

	Exercised Option Awards(1)		Vested Stock Awards
Name	Shares Acquired on Exercise (1)	Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)(3)
David Fitzgerald			24,585	$875,347
Todd Newton			4,865	$213,094
James L. Pacek	2,949	15,067	1,815	$91,934
Bruce Prothro			5,781	$286,405
Jean Woloszko	4,657	$76,375	5,133	$253,757
_______________________________________________________________________________

(1)	Amount relates to stock option exercises during 2013.

(2)
Represents the difference between the exercise price and the fair market value of the Company's common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

(3)	Represents the fair market value of the Company's common stock on the vesting date, multiplied by the number of shares that vested.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL OF THE COMPANY
Potential Termination Payments Immediately Following a Change in Control of the Company
The compensation and benefits described below assume that the NEOs experienced an involuntary termination (as defined for each NEO above) immediately following a change in control of the Company effective December 31, 2013, subject to each NEO (except Mr. Prothro) executing and not revoking a general release of claims against the Company. The descriptions set forth below are based on our best estimate of the compensation and benefits that would be provided to the executives upon an involuntary termination immediately following a change in control of the Company, however, any actual amounts will be determined based on the facts and circumstances in existence at that time.

Name	Salary Continuation or Severance ($) (1)	Benefits or Perquisites ($)		Accelerated Vesting of Option Awards ($)(4)	Accelerated Vesting of Stock Awards ($)(5)	Accelerated Vesting of Performance Awards (6)	Section 280G Gross-Up Payments ($) (7)	Total ($)
David Fitzgerald	$2,088,000	$36,000	(2)	$70,579	$2,884,162	$766,451	—	$5,845,192
Todd Newton	$1,361,892	$36,000	(2)	$313,750	$946,525	$766,451	—	$3,424,618
James L. Pacek	$981,348	$30,600	(3)	$149,819	$483,081	$766,451	820,549	$3,231,848
Bruce Prothro	$845,677	$30,600	(3)	$140,151	$638,488	$766,451	741,795	$3,163,162
Jean Woloszko	$849,940	$30,600	(3)	$417,532	$737,760	$766,451	775,163	$3,577,446
_______________________________________________________________________________

(1)
Amount reported represents cash severance payment equal to (i) for amounts under the employment agreements, (a) the executive's monthly base salary multiplied by 24, plus (b) an amount equal to the cash portion of the executive's target annual bonus for the fiscal year in which the termination occurs multiplied by two or (ii) for amounts under the continuity agreements, the executive's "current compensation" for the 24-month period following the executive's termination of employment.

(2)	This amount represents reimbursement for COBRA coverage of up to $1,500 per month for 24 months.

(3)	This amount represents reimbursement for COBRA coverage of up to $650 per month for 24 months, plus outplacement services expense reimbursement up to a maximum of $15,000.

(4)
The value of the unvested and accelerated Options and SARs is the difference between the price of our common stock on December 31, 2013 of $40.24, and the exercise price of the equity award, multiplied by the number of unvested shares as of December 31, 2013. The amounts in this column (i) disregard Options and SARs with an exercise price per share equal to or greater than $40.24 and (ii) do not reflect any taxes payable by the equity award holders.

(5)
The value of the accelerated vesting of RSUs and Performance Shares is based on the per share price of our common stock on December 31, 2013 of $40.24 and does not reflect any taxes payable by the holders.

(6)
The performance achievement for the Performance Period associated with awards of Performance Shares will be assessed immediately prior to the effective time of the change in control (using the last business day of the last completed fiscal quarter prior to the effective time of the change in control for any Performance Period ongoing at the effective time of the change in control), and the vesting of such Performance Share awards will be accelerated based upon such performance achievement, subject to a minimum achievement equal to one-third of the target number of shares subject to each award of Performance Shares.

(7)
Amount represents Company reimbursement of any golden parachute excise tax paid or payable by the executive. In the event that any payment or other benefit under the continuity agreement would be subject to the excise tax imposed by Section 4999 of the Code, the executive officer will be entitled to receive an additional payment from us, equal to 100% of any excise tax actually paid or payable by the executive in connection with the benefits under the continuity agreement, plus an additional payment from us in such amount that after payment of all taxes (including, without limitation, any interest and penalties on such taxes and the excise tax), the executive officer retains an amount equal to the reimbursement payment. The excise tax amount and payment determinations are based on our best estimate of each executive's liabilities under Section 4999 of the Code, assuming the change in control and qualifying termination occurred on June 15, 2014 and that the applicable tax rates for 2014 are not changed by legislation after June 15, 2014, and based on each executive officer's unvested equity awards as of June 15, 2014.

Potential Payments Upon Involuntary Termination Not in Connection with a Change in Control
        The compensation and benefits described below assume that the NEOs experienced an involuntary termination (in the case of Messrs. Fitzgerald and Newton, as defined above) or were terminated by the Company without cause (in the case of Messrs. Pacek and Woloszko, as defined in their respective continuity agreements) effective December 31, 2013, subject to each NEO executing and not revoking a general release of claims against the Company, in each case not in connection with a change in control. Mr. Prothro is not entitled to any severance benefits in connection with a change in control. The descriptions set forth below are based on our best estimate of the compensation and benefits that would be provided to the executives upon an involuntary termination of employment; however, any actual amounts will be determined based on the facts and circumstances in existence at that time.

Name	Salary Continuation or Severance ($)		Benefits or Perquisites ($)		Accelerated Vesting of Option Awards ($)	Accelerated Vesting of Stock Awards ($)	Total ($)
David Fitzgerald	$1,566,000	(1)	$27,000	(2)	$—	$—	1,593,000
Todd Newton	$680,946	(3)	$18,000	(4)	$—	$—	698,946
James L. Pacek	$163,558	(5)	$3,900	(6)	$—	$—	167,458
Jean Woloszko	$146,541	(5)	$3,900	(6)	$—	$—	150,441

(1)
Mr. Fitzgerald’s employment contract provides for a lump sum payment equal to (i) base salary (on a monthly basis) multiplied by 18 months, plus (ii) an amount equal to the cash portion of his target annual bonus for the fiscal year in which the termination occurs multiplied by 1.5.

(2)
Mr. Fitzgerald’s employment contract provides that in the event of involuntary termination without cause, he is entitled to reimbursement for COBRA expenses up to a maximum of $1,500 per month for 18 months.

(3)
Mr. Newton’s employment contract provides for one lump sum payment equal to (i) base salary (on a monthly basis) multiplied by 12 months (ii) an amount equal to the cash portion of his target annual bonus for the fiscal year in which the termination occurs.

(4)
Mr. Newton’s employment contract provides that in the event of involuntary termination without cause, he is entitled to reimbursement for COBRA expenses up to a maximum of $1,500 per month for 12 months.

(5)
The continuity agreements of Messrs. Pacek and Woloszko each provide for severance payments upon involuntary termination without cause in amounts equal to six months current compensation excluding bonus, paid in accordance with the Company’s normal payroll practice. Mr. Prothro is not eligible for severance benefits outside of a change in control period.

(6)
In the event of involuntary termination without cause, the employment contracts of Messrs. Pacek and Woloszko each provide for COBRA expense reimbursement up to a maximum of $650 per month for six months.

Potential Payments upon a Change in Control or Hostile Takeover without Termination
The compensation and benefits payable to our NEOs described below assume that there was a change in control of the Company effective December 31, 2013, and that none of the NEOs were terminated in conjunction with the change in control or hostile takeover. The descriptions set forth below are based on our best estimate of the compensation and benefits that would be provided to the NEOs upon these events; however, any actual amounts will be determined based on the facts and circumstances in existence at that time.

	Change in Control without Termination				Hostile Takeover without Termination
Name	Accelerated Vesting of Option Awards ($)		Accelerated Vesting of Stock Awards ($) (1)		Accelerated Vesting of Option Awards ($)		Accelerated Vesting of Stock Awards ($) (1)
David Fitzgerald	70,579	(2)	3,650,613	(2)	70,579	(4)	3,650,613	(4)
Todd Newton	156,851	(3)	1,712,977	(3)	313,750	(4)	1,712,977	(4)
James L. Pacek	74,893	(3)	1,007,932	(3)	149,819	(4)	1,249,532	(4)
Bruce Prothro	70,059	(3)	1,085,675	(3)	140,151	(4)	1,404,939	(4)
Jean Woloszko	208,737	(3)	1,012,640	(3)	417,532	(4)	1,504,211	(4)

(1)
Pursuant to the terms of the LTIP, the performance achievement for the Performance Period associated with awards of Performance Shares will be assessed immediately prior to the effective time of the change in control, which will also include a hostile takeover (using the last business day of the last completed fiscal quarter prior to the effective time of the change in control for any Performance Period ongoing at the effective time of the change in control), and the vesting of such Performance Share awards will be accelerated based upon such performance achievement, subject to a minimum achievement equal to one-third of the target number of shares subject to each award of Performance Shares.

(2)
The employment contract of Mr. Fitzgerald provides for accelerated vesting as to 100 percent of all equity awards in the event of a change in control of the Company without termination of employment (even if it is not a hostile takeover). The Option Awards column represents the intrinsic value of the unvested Options and SARs that would have accelerated as of December 31, 2013, calculated as the excess of our share price of $40.24 on December 31, 2013, over the exercise price of the Option/SAR, multiplied by the number of shares which would have become vested and exercisable. The value of Stock Awards column represents the value of unvested RSUs and Performance Shares that would have accelerated as of December 31, 2013 based on the market value of our share price of $40.24 on December 31, 2013, multiplied by the number of shares.

(3)
The employment contract of Mr. Newton provides for accelerated vesting as to 50 percent of all Options and SARs and 100 percent of all RSUs (Performance Shares shall be treated as discussed in footnote 1) when Mr. Newton is subject to a “non-hostile” change in control of the Company without termination of employment.  The continuity agreements of Messrs. Pacek, Prothro and Woloszko provide for accelerated vesting as to 50 percent of all Options, SARs and RSUs (Performance Shares shall be treated as discussed in footnote 1) when the NEOs are subject to a “non-hostile” change in control of the Company without termination of employment. The Option Awards column represents the intrinsic value of the unvested Options and SARs that would have accelerated as of December 31, 2013, calculated as the excess of our share price of $40.24 on December 31, 2013, over the exercise price of the Option/SAR, multiplied by the number of shares which would have become vested and exercisable. The value of Stock Awards column represents the value of unvested RSUs and Performance Shares that would have accelerated as of December 31, 2013 based on the market value of our share price of $40.24 on December 31, 2013, multiplied by the number of shares.

(4)
The employment contracts of Messrs. Fitzgerald and Newton and the continuity agreements of Messrs. Pacek, Prothro and Woloszko provide for accelerated vesting as to 100 percent of all Options and equity awards when the change in control results from a “hostile” takeover. The definition of “Hostile Takeover” means any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities and Exchange Act of 1934, as amended) becoming the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing 50 percent or more of the total voting power represented by the Company’s then outstanding voting securities, without the approval of the Company’s Board of Directors. The Option Awards column represents the intrinsic value of the unvested Options and SARs that would have accelerated as of December 31, 2013, calculated as the excess of our share price of $40.24 on December 31, 2013, over the exercise price of the Option/SAR, multiplied by the number of shares which would have become vested and exercisable. The value of Stock Awards column represents the value of unvested RSUs and Performance Shares (Performance Shares shall be treated as discussed in footnote 1) that would have accelerated as of December 31, 2013 based on the market value of our share price of $40.24 on December 31, 2013 multiplied by the number of shares.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of March 14, 2014 regarding the common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)(3)	1,353,836	29.46	1,872,390
Equity compensation plans not approved by security holders(2)	18,801	45.03	—
Total	1,372,637	29.68	1,872,390
________________________________________

(1)	Includes 27,393 shares remaining available for future issuance under the Company's Employee Stock Purchase Plan.

(2)	Consists of shares issuable under our Amended and Restated Non-statutory Option Plan, which does not require the approval of, and has not been approved by, our stockholders.

(3)
The number of securities remaining available for future issuance under equity compensation plans has been adjusted to include the shares that were previously held for issuance under the LTIP as a result of the fact that the number of shares to be issued under the Merger Agreement is known.

SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS
The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's common stock as of March 14, 2014 by:

•	each of the Company's directors,

•	each Executive Officer named in the Summary Compensation Table in this proxy statement,

•	all directors and executive officers of the Company as a group, and

•
each person known by the Company to beneficially own more than 5 percent of the Company's common stock (based on information supplied in Schedules 13D and 13G filed with the Securities and Exchange Commission).

As of March 14, 2014 there were 34,465,776 shares of our common stock outstanding, which includes 5,805,921 shares of common stock resulting from the conversion of the OEP Entities' preferred stock on February 11, 2014, which shares were received by the OEP Entities on February 24, 2014.
Security Ownership of Beneficial Owners of More Than Five Percent of Our Stock:

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
Common Stock	Smith & Nephew plc, 15 Adam Street, London, WC2N 6LA (4)	6,449,533	19.0%
Common Stock	OEP AC Holdings, LLC, c/o One Equity Partners LLC, 320 Park Avenue, 18th Floor, New York, New York 10022 (5)	5,849,913	17.0%
Common Stock	Westfield Capital Management Company, LP, 1 Financial Center, Boston, Massachusetts, 02111 (6)	2,682,602	7.8%
Common Stock	Capital Research Global Investors, 330 South Hope Street, Los Angeles, California, 90071 (7)	2,409,379	7.0%
Common Stock	Small Cap World Fund, Inc., 333 South Hope Street, Los Angeles, CA 90071 (8)	2,235,079	6.5%
Common Stock	BlackRock Inc. 40 East 52nd Street New York, New York 10022 (9)	1,892,448	5.5%
Security Ownership of Our Management and Directors:(10)

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
Board of Directors
Common Stock	Barbara D. Boyan(11)	42,908	*
Common Stock	James G. Foster(12)	60,718	*
Common Stock	Terrence E. Geremski(13)	30,094	*
Common Stock	Fabiana Lacerca-Allen	—	*
Common Stock	Tord B. Lendau(14)	39,609	*
Common Stock	Peter L. Wilson(15)	68,630	*
Common Stock	Gregory A. Belinfanti, One Equity Partners LLC, 320 Park Avenue, 18th Floor, New York, New York 10022(16)	5,849,913	17.0%
Common Stock	Christian P. Ahrens, One Equity Partners LLC, 320 Park Avenue, 18th Floor, New York, New York 10022(17)	5,849,913	17.0%
Executive Management
Common Stock	David Fitzgerald(18)	376,708	1.1%
Common Stock	Todd Newton(19)	177,231	*
Common Stock	Scott Schaffner(20)	105,054	*
Common Stock	Jean Woloszko(21)	107,236	*
Common Stock	James L. Pacek(22)	108,913	*
Common Stock	All directors and executive officers as a group (17 persons) (23)	7,117,034	20.0%
_______________________________________________________________________________
* Represents less than 1% of the Company's outstanding common stock.

(1) The address for all executive officers and directors, except for Gregory Belinfanti and Christian Ahrens, is c/o ArthroCare Corporation, 7000 West William Cannon Drive, Building One, Austin, Texas 78735.
(2) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3) The applicable ownership percentage for members of the Board of Directors and executive officers is based on the shares of common stock outstanding together with applicable Options for such stockholder as of March 14, 2014. The applicable ownership percentage for all other beneficial owners listed in the table is based on the number of outstanding shares as of March 14, 2014, as indicated in the relevant Schedule 13G filings described in the footnotes below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Shares of common stock subject to the Options or other convertible securities currently exercisable, or exercisable or scheduled to become exercisable within 60 days of March 14, 2014, are deemed outstanding for computing the ownership percentage of the person holding such Options or other convertible securities, but are not deemed outstanding for computing the ownership percentage of any other person.
(4) Includes 6,075,497 shares of common stock held by the OEP Entities and members of our Board of Directors, an aggregate of 291,566 shares of common stock issuable upon the exercise of options held by members of our Board of Directors that are currently exercisable or exercisable within 60 days, an aggregate of 79,970 shares of common stock underlying DSUs held by the OEP Entities and members of our Board of Directors that are vested or scheduled to vest within 60 days and an aggregate of 2,500 shares of common stock with shared distribution rights. As a result of the Voting Agreements, Smith &

Nephew plc may be deemed to beneficially own shares held by the OEP Entities and the members of our Board of Directors.
(5) Includes 5,833,155 shares of common stock, including 5,805,921 resulting from the conversion of preferred stock on February 11, 2014. Also includes, 16,758 shares of DSUs that are vested or scheduled to vest within 60 days of March 14, 2014. The managing member of OEP is One Equity Partners III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP General Partner III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP Parent LLC, a Delaware limited liability company ("OEP Parent"), of which the sole member is OEP Holding Corporation, a Delaware Corporation, of which the sole stockholder is Bank One Investment Corporation, a Delaware corporation, of which the sole stockholder is JP Morgan Capital Corporation, a Delaware corporation, of which the sole stockholder is Banc One Financial LLC, a Delaware limited liability company, of which the sole member is JPMorgan Chase & Co., a Delaware corporation. Messrs. Ahrens and Belinfanti are officers of OEP Parent as well as directors of ArthroCare. Messrs. Ahrens and Belinfanti disclaim beneficial ownership of any of the securities described herein except to the extent of their pecuniary interest therein.
(6) As reported in a Schedule 13G/A filed on March 10, 2014 by Westfield Capital Management Company, LP. Westfield Capital Management Company, LP, had the sole power to vote or direct the vote of 2,222,773 shares of common stock and sole power to dispose or direct the disposition of 3,166,520 shares of common stock.
(7) As reported in a Schedule 13G/A filed on February 13, 2014 by Capital Research Global Investors. Capital Research Global Investors had the sole power to vote or direct the vote of 2,409,379 shares of common stock and sole power to dispose or direct the disposition of 2,409,379 shares of common stock.
(8) As reported in a Schedule 13G filed on February 14, 2014 by SMALLCAP World Fund, Inc. SMALLCAP World Fund, Inc. is the beneficial owner of 2,235,079 shares of our common stock but does not maintain the sole or shared rights to vote or dispose of shares beneficially owned.
(9) As reported in a Schedule 13G/A filed on January 28, 2014 by BlackRock, Inc., BlackRock, Inc. had the sole power to vote or direct the vote of 1,797,446 shares and the sole power to dispose or direct the disposition of 1,892,448 shares.
(10) The disclosure provided was taken from information submitted by the director or officer and company records.
(11) Includes 19,276 shares of common stock, 11,432 shares of common stock issuable pursuant to Options that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014 and 12,200 shares of DSUs that are vested or scheduled to vest within 60 days of March 14, 2014.
(12) Includes 26,270 shares of common stock, 21,623 shares of common stock issuable pursuant to Company Options that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014 and 12,825 shares of deferred Company RSUs that are vested or scheduled to vest within 60 days of March 14, 2014.
(13) Includes 5,393 shares of common stock, 11,814 shares of common stock issuable pursuant to Options that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014 and 12,887 shares of DSUs that are vested or scheduled to vest within 60 days of March 14, 2014.
(14) Includes 6,239 shares of common stock, 21,432 shares of common stock issuable pursuant to Options that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014 and 11,938 shares of DSUs that are vested or scheduled to vest within 60 days of March 14, 2014.
(15) Includes 30,763 shares of common stock, 22,005 shares of common stock issuable pursuant to Options that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014, 13,362 shares of DSUs that are vested or scheduled to vest within 60 days of March 14, and 2,500 shares with shared distribution rights.
(16) Includes 5,833,155 shares of common stock, including 5,805,921 resulting from the conversion of preferred stock on February 11, 2014. Also includes, 16,758 shares of DSUs that are vested or scheduled to vest within 60 days of March 14, 2014. The managing member of OEP is One Equity Partners III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP General Partner III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP Parent, of which the sole member is OEP Holding Corporation, a Delaware corporation, of which the sole stockholder is Bank One Investment Corporation, a Delaware corporation, of which the sole stockholder is JP Morgan Capital Corporation, a Delaware corporation, of which the sole stockholder is Banc One Financial LLC, a Delaware limited liability company, of which the sole member is JPMorgan Chase & Co., a Delaware corporation. Messrs. Ahrens and Belinfanti are officers of OEP Parent as well as directors of ArthroCare. Messrs. Ahrens and Belinfanti disclaim beneficial ownership of any of the securities described herein except to the extent of their pecuniary interest therein.
(17) Includes 5,833,155 shares of common stock, including 5,805,921 resulting from the conversion of preferred stock on February 11, 2014. Also includes, 16,758 shares of DSUs that are vested or scheduled to vest within 60 days of March 14, 2014. The managing member of OEP is One Equity Partners III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP General Partner III, L.P., a Cayman Islands limited partnership, of which the sole general partner is OEP Parent, of which the sole member is OEP Holding Corporation, a Delaware corporation, of which the sole stockholder is Bank One Investment Corporation, a Delaware corporation, of which the sole stockholder is JP Morgan Capital Corporation, a Delaware corporation, of which the sole stockholder is Banc One Financial LLC, a Delaware limited liability company, of which the sole member is JPMorgan Chase & Co., a Delaware corporation. Messrs. Ahrens and Belinfanti are officers of OEP Parent as well as directors of ArthroCare. Messrs. Ahrens and Belinfanti disclaim beneficial ownership of any of the securities described herein except to the extent of their pecuniary interest therein.
(18) Includes 154,401 shares of common stock and 203,260 shares of common stock issuable pursuant to Options and/or other equity awards that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014.
(19) Includes 26,510 shares of common stock and 131,674 shares of common stock issuable pursuant to Options and/or other equity awards that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014.
(20) Includes 11,113 shares of common stock and 74,894 shares of common stock issuable pursuant to Options and/or other equity awards that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014.
(21) Includes 22,618 shares of common stock and 65,571 shares of common stock issuable pursuant to Options and/or other equity awards that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014.
(22) Includes 12,070 shares of common stock and 77,796 shares of common stock issuable pursuant to Options and/or other equity awards that are exercisable or scheduled to become exercisable within 60 days of March 14, 2014.
(23) For purposes of computing the aggregate number of shares owned by directors and officers as a group, shares held by the OEP Entities (beneficial ownership of which is attributed to both Messrs. Ahrens and Belinfanti in their capacities as officers of OEP Parent) have been counted only once.

ITEM 13.    CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Under its charter, the Audit Committee is responsible for reviewing and approving all related party transactions, regardless of the dollar amount involved, that, if entered into, would be required to be disclosed under the rules and regulations of the SEC. The Committee defines related parties in accordance with ASC 850. No member of the Audit Committee having an interest in a related-party transaction may participate in any decision regarding that transaction.
No related party transactions as defined by Regulation S-K Item 404(a) have occurred in the Last Fiscal Year.
DIRECTOR INDEPENDENCE
Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, has reviewed the independence of all current Board members under the NASDAQ listing standards and our Corporate Governance Guidelines. The Board of Directors has determined that all current Board members, other than David Fitzgerald, meet the general requirements to be independent directors under the NASDAQ listing standards and our Corporate Governance Guidelines. Based on its review, the Board of Directors has also determined that Terrence E. Geremski, James G. Foster and Fabiana Lacerca-Allen meet the specific independence requirements to serve on the Audit Committee under the NASDAQ listing standards and the Exchange Act.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT AND NON-AUDIT FEES
The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audits of the Company's consolidated annual financial statements, effectiveness of the Company's internal control over financial reporting, and the reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q during the fiscal years ended December 31, 2013 and 2012, and fees billed for other services rendered by PwC during those periods.

	Fiscal 2013	Fiscal 2012
Audit Fees(1)	$2,126,948	$1,969,953
Tax Fees(2)	174,300	230,995
All Other Fees(3)	6,300	1,800
Total	$2,307,548	$2,202,748
_______________________________________________________________________________

(1)
Audit fees consist of fees billed for professional services rendered for the audits of the Company's consolidated annual financial statements, effectiveness of the Company's internal control over financial reporting, and review of interim consolidated financial statements that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

(2)	Tax Fees consist of fees billed for professional services rendered for the preparation of federal, state and foreign income tax returns, transfer pricing studies and tax planning.

(3)	All Other Fees consist of the aggregate fees billed in each of the last to fiscal years for products and services provided by PWC, other than services reported in footnotes (1) and (2) above.
The Company did not incur any other fees for professional services rendered by PwC other than those disclosed above for the fiscal years 2013 and 2012.
AUDIT COMMITTEE PRE-APPROVAL PROCESS
Pursuant to our Audit Committee Charter, before the independent registered public accounting firm is engaged by the Company or its subsidiaries to render audit, tax or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit, tax and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company's engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee's responsibilities under the Exchange Act to the Company's management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit or tax service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit or tax services (other than review and attest services) also is not required if such services fall within available exceptions established by the SEC. The Audit Committee pre-approved all 2013 audit, tax, and non-audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(b) Exhibits.
The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ARTHROCARE CORPORATION a Delaware Corporation
By:	/s/ DAVID FITZGERALD
David Fitzgerald President and Chief Executive Officer
Date: April 30, 2014