Form 10-Q
period 2014-03-31
ARTHROCARE CORP
filed 2014-05-02
CIK 1005010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
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

As of April 30, 2014, the number of outstanding shares of the Registrant’s Common Stock was 34,502,505.

ARTHROCARE CORPORATION

Form 10-Q Quarterly Report
For the quarter ended March 31, 2014

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$191,004	$214,853
Accounts receivable, net of allowances of $1,256 and $1,255 at March 31, 2014 and December 31, 2013, respectively	51,016	52,810
Inventories, net	48,707	46,288
Deferred tax assets	11,191	12,371
Prepaid expenses and other current assets	6,411	6,056
Total current assets	308,329	332,378

Property and equipment, net	54,012	51,244
Intangible assets, net	14,066	14,581
Goodwill	166,091	165,953
Deferred tax assets	24,737	25,842
Other assets	4,190	4,143
Total assets	$571,425	$594,141

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,305	$18,325
Accrued liabilities	33,881	64,948
Income tax payable	1,022	1,372
Other liabilities	275	353
Total current liabilities	52,483	84,998

Deferred tax liabilities	249	249
Other non-current liabilities	20,559	21,305
Total liabilities	73,291	106,552

Commitments and contingencies (Notes 6 and 7)

Series A 3% Redeemable Convertible Preferred Stock, par value $0.001; Authorized: 100 shares; Issued: 0 and 75 shares at March 31, 2014 and December 31, 2013, respectively; Outstanding: 0 and 75 shares at March 31, 2014 and December 31, 2013, respectively; Redemption value: $0 and $87,089 at March 31, 2014 and December 31, 2013, respectively	—	84,494

Stockholders’ equity:
Preferred stock, par value $0.001; Authorized: 4,900 shares; Issued and outstanding: none	—	—
Common stock, par value $0.001; Authorized: 75,000 shares; Issued: 38,408 and 32,385 shares Outstanding: 34,489 and 28,466 shares at March 31, 2014 and December 31, 2013, respectively	34	28
Treasury stock: 3,919 shares at March 31, 2014 and December 31, 2013	(105,798)	(105,798)
Additional paid-in capital	520,916	429,979
Accumulated other comprehensive income	5,590	5,121
Retained earnings	77,392	73,765
Total stockholders’ equity	498,134	403,095
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$571,425	$594,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per-share data)

	Three months ended March 31,
	2014	2013

Revenues:
Product sales	$89,978	$87,478
Royalties, fees and other	6,078	4,870
Total revenues	96,056	92,348

Cost of product sales	28,438	28,328

Gross profit	67,618	64,020
Operating expenses:
Research and development	8,028	8,445
Sales and marketing	30,526	30,332
General and administrative	14,151	7,458
Amortization of intangible assets	524	423
Exit costs	—	—
Investigation and restatement related costs	5,187	3,893
Total operating expenses	58,416	50,551

Income from operations	9,202	13,469

Non-operating gains (losses)	(1,127)	522

Income before income taxes	8,075	13,991

Income tax provision	1,857	2,806

Net income	6,218	11,185

Accrued dividend and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(2,591)	(919)

Net income available to common stockholders	3,627	10,266

Other comprehensive income (loss)
Foreign currency translation adjustments	469	(1,099)

Total comprehensive income	$6,687	$10,086
Weighted average shares outstanding:
Basic	31,837	28,055
Diluted	32,654	28,785

Earnings per share applicable to common stockholders:
Basic	$0.11	$0.30
Diluted	$0.10	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$6,218	$11,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,434	3,966
Provision for doubtful accounts receivable, product returns, and inventory valuation	341	496
Stock compensation expense	1,708	1,872
Deferred taxes	1,151	2,475
Other	461	32
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Change in operating assets	(1,542)	6,041
Change in operating liabilities	(32,354)	(6,611)
Net cash provided by (used in) operating activities	(20,583)	19,456

Cash flows from investing activities:
Purchases of property and equipment	(5,778)	(3,434)
Payments for intangible asset acquisitions	—	(7,000)
Net cash used in investing activities	(5,778)	(10,434)

Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	2,227	2,697
Net cash provided by financing activities	2,227	2,697

Effect of exchange rate changes on cash and cash equivalents	285	(508)

Net decrease in cash and cash equivalents	(23,849)	11,211
Cash and cash equivalents, beginning of period	214,853	218,787
Cash and cash equivalents, end of period	$191,004	$229,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTHROCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ArthroCare Corporation (“ArthroCare”) and its subsidiaries (collectively with ArthroCare, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles (“GAAP”).  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 13, 2014 (“2013 Form 10-K”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at March 31, 2014 and December 31, 2013, the results of its operations and its cash flows for the three month periods ended March 31, 2014 and 2013.  The results of operations for the periods presented are not necessarily indicative of results that may be expected for the year ending December 31, 2014.

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies from those disclosed in its 2013 Form 10-K.

New Accounting Pronouncements
Accounting Standards Update ("ASU") 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013 and addresses when an unrecognized tax benefit shall be recorded as a reduction to a deferred tax asset or presented as a gross liability. ASU 2013-11 was adopted by the Company beginning in 2014 which resulted in a decrease to non-current deferred tax assets of $1.1 million and an offsetting decrease to other non-current liabilities of $1.1 million.

NOTE 2 – MERGER
On February 3, 2014, the Company announced the entry into an Agreement and Plan of Merger, dated February 2, 2014 (the "Merger Agreement") with Smith & Nephew, Inc. ("Parent"), Rosebud Acquisition Corporation, a wholly owned subsidiary of Parent ("Merger Subsidiary") and Smith & Nephew plc ("Parent Holdco"), pursuant to which the Company agreed to be acquired by Parent and become a wholly-owned subsidiary of Parent (the "Merger"). At the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than common shares held by the Company or its subsidiaries, Parent or its subsidiaries, Merger Subsidiary or a stockholder who properly demands appraisal of such common shares under Delaware Law) will be converted into a right to receive $48.25 per share in cash.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The completion of the Merger is subject to customary conditions, including approval by the Company’s stockholders, the absence of any material adverse effect on the Company’s business and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and the competition laws of Germany and the United Kingdom). On March 13, 2014, the Federal Trade Commission granted early termination of the waiting period under the HSR Act in connection with the Company’s proposed Merger. On March 28, 2014, the German Federal Cartel Office also granted unconditional clearance. The proposed Merger remains subject to certain other closing conditions, including approval by ArthroCare stockholders and approval by the United Kingdom Competition and Markets Authority. A vote of the Company's stockholders is scheduled for May 8, 2014.
The Company has also agreed, subject to certain exceptions, not to enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. In addition, each of the parties have agreed to use their reasonable best efforts to cause the Merger to be consummated. Prior to adoption of the Merger Agreement by the Company’s stockholders, the Board of Directors (the "Board") may in certain circumstances change its recommendation that the Company’s stockholders adopt the Merger Agreement, subject to complying with certain notice and other specified conditions set forth in the Merger Agreement, including giving Parent the opportunity to propose changes to the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances by the Company, prior to the adoption of the Merger Agreement by the Company’s stockholders, including in the event that the Company receives an unsolicited alternative acquisition proposal that the Company concludes, after following certain procedures, is a Superior Proposal (as defined in the Merger Agreement). If the Company receives a Superior Proposal, Parent must be given the opportunity to match the Superior Proposal. In addition, Parent may terminate the Merger Agreement under certain circumstances, including if the Board changes its recommendation that stockholders adopt the Merger Agreement, if after a request from Parent the Board fails to reaffirm its recommendation of the Merger following an alternative acquisition proposal or if there is a material breach of the Company’s obligations relating to non-solicitation of an alternative acquisition proposal or the procedures to be followed following receipt of an unsolicited alternative acquisition proposal. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay Parent a termination fee equal to $54.9 million.

NOTE 3 – COMPUTATION OF EARNINGS PER SHARE

On February 11, 2014 the Company's Series A 3% Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") was converted to 5,805,921 shares of the Company's common stock in accordance with the terms of its automatic conversion feature. Net income available to common stockholders for the first quarter of 2014 includes the accrued dividend and accretion charges on the Series A Preferred Stock through the date of conversion. Upon conversion, the remaining unamortized beneficial conversion feature related to the Series A Preferred Stock was recognized as an accrued dividend and accretion charge which further reduced net income available to common stockholders by $2.3 million in the first quarter of 2014. The following is a reconciliation of net income applicable to common stockholders and the number of shares used in the calculation of basic and diluted earnings per share applicable to common stockholders (in thousands, except per-share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three months ended March 31,
	2014	2013

Net income allocated to common stockholders, net of $278 and $1,753 attributable to Series A Preferred Stock for the three months ended March 31, 2014 and 2013, respectively.	$3,349	$8,513

Basic:
Weighted-average common shares outstanding	31,837	28,055
Earnings per share allocated to common stockholders	$0.11	$0.30

Diluted:
Weighted-average shares outstanding used in basic calculation	31,837	28,055
Dilutive effect of options	400	308
Dilutive effect of unvested restricted stock	417	422
Weighted-average common stock and common stock equivalents	32,654	28,785
Earnings per share allocated to common stockholders	$0.10	$0.30

Stock issuable upon conversion of the Series A Preferred Stock	—	5,806
Stock awards excluded from calculation as their effect would be anti-dilutive	27	834

Awards approved under the Company’s Long Term Incentive Program are excluded from diluted shares as the market conditions and performance conditions of the awards have not been met.

NOTE 4 – INVENTORIES

The following summarizes the Company’s inventories (in thousands):

	March 31, 2014	December 31, 2013

Raw materials	$11,798	$12,815
Work-in-process	15,830	12,281
Finished goods	25,619	26,265
	53,247	51,361
Inventory valuation reserves	(4,540)	(5,073)
Inventories, net	$48,707	$46,288

NOTE 5 – INTANGIBLE ASSETS

Estimated future amortization expense as disclosed in Note 7 of the 2013 Form 10-K (and included below) has been revised as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2014 (remaining)	$1,499
2015	$1,733
2016	$949
2017	$927
2018	$867
Thereafter	8,091
$14,066

NOTE 6 – ACCRUED LIABILITIES

The following summarizes the Company’s accrued liabilities (in thousands):

	March 31, 2014	December 31, 2013

Compensation	$12,696	$19,367
Insurance dispute and settlement reserve	—	30,000
Legal expenses	7,813	2,226
Other	13,372	13,355
	$33,881	$64,948

NOTE 7 – COMMITMENTS

Operating Leases

The Company leases certain facilities and equipment under operating leases.  The Company recognizes rent expense on a straight-line basis over the lease term.  Rent expense was $1.6 million for the three months ended March 31, 2014, compared to $1.8 million for the same period in 2013.  There were no material changes from the Company’s lease obligations presented in its 2013 Form 10-K.

Indemnification Agreements

The Company advances legal fees as required pursuant to indemnification agreements that were entered into with certain former executives and employees while they were employed with the Company.  During the three months ended March 31, 2014 the Company advanced $3.1 million and has expensed $5.2 million under these indemnity agreements.  The Company expects to continue to advance payments pursuant to certain of these agreements in future periods; however, management is unable to estimate the amount or timing of future payments under such agreements.

NOTE 8 – LITIGATION AND CONTINGENCIES

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company continues to gather additional facts and information related to insurance billing and healthcare compliance issues and marketing and promotional practices in connection with these legal and administrative proceedings with the assistance of legal counsel.

Department of Justice Investigation
     On December 31, 2013, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the Department of Justice (the "DOJ"). The DPA resolves the ongoing investigation by the DOJ regarding allegations of securities and related fraud committed under a previous management team.
In conjunction with the DPA, the DOJ concurrently filed a criminal information concerning a single-count of conspiracy to commit wire and securities fraud. The DPA is for a 24 month period and, subject to its successful completion, the DOJ agrees that the DPA will expire and that the DOJ will seek dismissal of the criminal information. Pursuant to the DPA, ArthroCare paid a $30 million fine during the first quarter of 2014 to the DOJ and agreed to maintain a compliance program meeting certain criteria specified in the DPA. ArthroCare also must report annually on the status of the Compliance Program to the DOJ.

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

Legal Proceedings Related to the Merger
Shortly following the announcement of the Merger (see further discussion in Note 2 above), eight putative class action and/or derivative lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) by alleged stockholders of ArthroCare against various combinations of the Company, the individual directors of the Company, Smith & Nephew, Merger Sub, Parent HoldCo, One Equity Partners LLC, One Equity Partners, ("OEP" and together with One Equity Partners LLC, the “OEP Entities”), J.P. Morgan Securities LLC (“J.P. Morgan Securities”), and JPMorgan Chase & Co. (together with its subsidiaries, “JPM”). By orders entered on February 25, March 14, and March 19, 2014, the Court consolidated these actions under the caption In re ArthroCare Corporation Stockholder Litigation , Consol. C.A. No. 9313-VCL (the “Consolidated Action”), and appointed co-lead plaintiffs and co-lead counsel.

On March 18, 2014, co-lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (the “Complaint”) in the Consolidated Action. The Complaint generally alleges, among other things, that the directors of the Company breached their fiduciary duties to the Company’s stockholders and that Smith & Nephew, Merger Sub, Parent HoldCo, the OEP Entities, J.P. Morgan Securities, and JPMorgan Chase & Co. aided and abetted these fiduciary breaches. In support of these claims, the lawsuits generally allege, among other things, that the Merger consideration undervalues the Company, that the sales process leading up to the Merger was flawed and influenced by conflicts of interest, that JPM, J.P. Morgan Securities, and the OEP Entities facilitated the sale of the Company to Smith & Nephew in order to facilitate OEP’s exit from its investment in the Company, assist OEP and JPM in the spin-off of OEP out of JPM, and obtain for JPM and its affiliates fees for roles as financial adviser to Smith & Nephew in the Merger and in the transaction financing for the Merger, and that the Merger Agreement contains deal-protection provisions that unduly favor Smith & Nephew and deter potential superior proposals.

The Complaint also alleges that the Merger violates 8 Del C. § 203 (“Section 203”). In support of this claim, the Complaint alleges that Smith & Nephew became an owner of 15% or more of the Company’s voting securities and an interested stockholder in the Company (as those terms are defined in Section 203) by engaging J.P. Morgan Securities and a JPM subsidiary as its financial adviser and loan underwriter, respectively, in connection with the Merger. In light of this allegation, the Complaint further alleges that because the Merger is not subject to approval of holders of 66 2 / 3 % of the Company’s outstanding shares (other than those shares deemed to be owned by Smith & Nephew), the Merger violates Section 203.

The Complaint also alleges that the Merger violates, and that the Company failed to enforce, certain standstill

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

provisions of the August 14, 2009 Securities Purchase Agreement, which was entered into with the Company at the time that the OEP Entities invested in the Company. The Complaint further alleges that the preliminary proxy statement filed by the Company on March 6, 2014 omits certain material information concerning, among other things, the process leading up to the Merger, the financial interests of, and roles in the Merger by, JPM and the OEP Entities, the inputs and analysis in Piper Jaffray & Co.’s fairness opinion analysis, and the role of Goldman Sachs & Co.  The Consolidated Action seeks, among other things, a declaratory judgment, to enjoin the Merger, unspecified money damages, costs and attorneys’ and experts’ fees.

On March 21, 2014, the Court scheduled a hearing for April 28-29, 2014 to hear co-lead plaintiffs’ motion to preliminarily enjoin the Merger and hear, on an expedited basis, the parties’ arguments on whether Section 203 applies to the Merger.

On April 9, 2014, following expedited discovery, the parties to the Consolidated Action reached an agreement in principle providing for the settlement of all of the claims in the Consolidated Action on the terms and conditions set forth in a memorandum of understanding (the “MOU”).  Pursuant to the MOU, Smith & Nephew agreed to pay or cause to be paid on behalf of itself and all other defendants twelve million U.S. dollars (US$12,000,000) (the “Settlement Payment”) into an interest-bearing account established by co-lead counsel (the “Common Fund”).  Co-lead counsel for plaintiffs and the class will retain an administrator (the “Administrator”) to oversee the administration and distribution of the Common Fund and the Settlement Payment.  The Administrator’s costs and any other costs of administering the Settlement Payment (other than the reasonable costs of notice to class members) will be deducted from the Common Fund prior to distribution of the Settlement Payment.  Following final Court approval of the settlement, the Administrator will distribute the Settlement Payment on a pro rata basis to all holders of record of shares of ArthroCare common stock as of the date the Merger closes, except no such payment shall be made to any defendant in the Consolidated Action or its respective affiliates for their own account(s), pursuant to further terms and conditions set forth in the MOU.  In addition, pursuant to the MOU, defendants acknowledged that the pendency and prosecution of the Consolidated Action were causal factors underlying ArthroCare’s decision to include certain supplemental disclosures in the definitive proxy statement filed by ArthroCare with the SEC on April 3, 2014.  Plaintiffs and plaintiffs’ counsel intend to petition the Court for an award of attorneys’ fees and expenses, to which defendants reserve all rights.  The parties to the Consolidated Action have agreed that any such award will not be deducted from the Common Fund.

The MOU further provides that, among other things, (a) the parties will enter into a definitive stipulation of settlement (the “Stipulation”) and will submit the Stipulation to the Court for review and approval; (b) the Stipulation will provide for dismissal of the Consolidated Action on the merits; (c) the Stipulation will include a general release of defendants of claims relating to the Merger; and (d) the proposed settlement is conditioned on, among other things, consummation of the Merger, completion of confirmatory discovery, class certification, and final approval by the Court after notice to ArthroCare’s stockholders.

NOTE 9 – CONTRACT TERMINATION AND OTHER FEES

The Company completed the consolidation of its Sunnyvale, California activities to Austin, Texas in the fourth quarter of 2011.  In the second quarter of 2012, the Company entered into a sublease for its former Austin, Texas location which decreased the amount accrued for contract termination by $1.1 million. During the fourth quarter of 2013, as a result of the termination of a contract with one of the subtenants in our former Austin, Texas location, an additional $0.7 million expense was accrued for contract termination.

The following table summarizes the accrued and paid contract termination and other fees during the three month period ended March 31, 2014 (in thousands):

	Balance at December 31, 2013	Cost Incurred	Payments	Balance at March 31, 2014
Contract termination and other fees	$1,443	$—	$270	$1,173
	$1,443	$—	$270	$1,173

NOTE 10 – SEGMENT INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Product sales by product area for the periods shown were as follows (in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Americas	International	Total Product Sales	Americas	International	Total Product Sales

Sports Medicine	$40,179	$23,618	$63,797	$38,862	$20,754	$59,616
ENT	18,785	5,558	24,343	19,748	5,868	25,616
Other	315	1,523	1,838	503	1,743	2,246
Total product sales	$59,279	$30,699	$89,978	$59,113	$28,365	$87,478

Internationally, the Company markets and supports its products primarily through its subsidiaries and various distributors.  Product sales attributed to geographic areas are based on the country or regional area where the Company’s customer is domiciled.  Product sales by geography for the periods shown were as follows (in thousands):

	Three months ended March 31,
	2014	2013

United States	$56,773	$56,908
Non-United States (1)	33,205	30,570
Total product sales	$89,978	$87,478
 ___________________________________________
(1) No additional locations are individually significant.

Long-lived assets, net by geography, at the balance sheet dates shown were as follows (in thousands):

	March 31, 2014	December 31, 2013

United States	$171,716	$172,360
Non-United States (1)	62,454	63,560
Total long-lived assets	$234,170	$235,920
 ___________________________________________
(1) No additional locations are individually significant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. Readers should also review carefully “Forward-Looking Statements,” in Part II of this quarterly report on Form 10-Q, which provides information about the forward-looking statements in this report and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements.  Statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q which express that we “believe,” “anticipate,” “expect” or “plan to” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbors created under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  As such, actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere including, but not limited to, those factors discussed in Part II — Item 1A — “Risk Factors” of this report on Form 10-Q and in Part I — Item 1A — “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2013.  In this quarterly report on Form 10-Q, the terms the “Company”, “we”, “us” and “our” refer to ArthroCare Corporation and its subsidiaries.

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

Merger
On February 3, 2014, the Company announced the entry into an Agreement and Plan of Merger, dated February 2, 2014 (the "Merger Agreement") with Smith & Nephew, Inc. ("Parent"), Rosebud Acquisition Corporation, a wholly owned subsidiary of Parent ("Merger Subsidiary") and Smith & Nephew plc ("Parent Holdco"), pursuant to which the Company agreed to be acquired by Parent and become a wholly-owned subsidiary of Parent (the "Merger"). At the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than common shares held by the Company or its subsidiaries, Parent or its subsidiaries, Merger Subsidiary or a stockholder who properly demands appraisal of such common shares under Delaware Law) will be converted into a right to receive $48.25 per share in cash.
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
The completion of the Merger is subject to customary conditions, including approval by the Company’s stockholders, the absence of any material adverse effect on the Company’s business and receiving antitrust approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and the competition laws of Germany and the United Kingdom). On March 13, 2014, the Federal Trade Commission granted early termination of the waiting period under the HSR Act in connection with the Company’s proposed Merger. On March 28, 2014, the German Federal Cartel Office

also granted unconditional clearance. The proposed Merger remains subject to certain other closing conditions, including approval by ArthroCare stockholders and approval by the United Kingdom Competition and Markets Authority. A vote of the Company's stockholders is scheduled for May 8, 2014.
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
The Merger Agreement may be terminated under certain circumstances by the Company, prior to the adoption of the Merger Agreement by the Company’s stockholders, including in the event that the Company receives an unsolicited alternative acquisition proposal that the Company concludes, after following certain procedures, is a Superior Proposal (as defined in the Merger Agreement). If the Company receives a Superior Proposal, Parent must be given the opportunity to match the Superior Proposal. In addition, Parent may terminate the Merger Agreement under certain circumstances, including if the Board changes its recommendation that stockholders adopt the Merger Agreement, if after a request from Parent the Board fails to reaffirm its recommendation of the Merger following an alternative acquisition proposal or if there is a material breach of the Company’s obligations relating to non-solicitation of an alternative acquisition proposal or the procedures to be followed following receipt of an unsolicited alternative acquisition proposal. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay Parent a termination fee equal to $54.9 million.

Key Financial Items, Trends and Uncertainties Affecting Our Business

Our management reviews and analyzes several metrics and ratios in order to manage our business and assess the quality of and potential variability of our operating performance. The most important of these financial metrics and ratios include:

Product Sales

Our principal source of revenue has come from and is expected to continue to come from sales of our products, which primarily include disposable surgical devices and implants. Depending on geography, product sales are made to end customers by our employed sales representatives, independent sales agents or distributors.  Product sales increased $2.5 million or 2.9 percent for the quarter ended March 31, 2014 when compared to the same period in 2013.  Currency rate fluctuations related to the significant weakening of the Australian dollar during the first quarter of 2014 were offset by strengthening European currencies in which we have material sales activities, primarily the British pound and the Euro. The net effect of foreign exchange rate fluctuations did not have a meaningful net effect on reported revenue or the comparability of reported product sales to the same period in 2013.

 We contract manufacture disposable surgical devices and implants based on our technologies for other medical device companies.  Product sales from contract manufacturing for the three month period ended March 31, 2014 were $6.8 million compared to $5.5 million during the same period in 2013.

We also generate revenue from royalties, fees and other revenues from the licensing of our technology to other companies and earn other revenues from shipping and handling costs billed to customers.

Gross Product Margin

Gross product margin as a percentage of product sales for the three month periods ended March 31, 2014 was 68.4 percent compared to 67.6 percent for the same period in 2013.  Cost of product sales consists of all product manufacturing costs (including material costs, labor costs, manufacturing overhead, warranty and other direct product costs), adjustments to the carrying value of inventory for excess or obsolete items, certain stock based compensation costs associated with manufacturing and operations personnel, costs to ship product to our customers and, beginning in the first quarter of 2013, excise tax imposed on our US product sales resulting from the Patient Protection and Affordable Care Act which was signed into law in March 2010 (the "Medical Device Tax").  Cost of product sales also includes the amortization of controller units and instruments that have been placed at customer locations to enable the use of our disposable surgical products. We maintain ownership of all placed controllers and instruments and the costs are amortized into cost of product sales over their estimated useful life.  Our products are mostly produced at our Costa Rica facility. Raw materials used to produce our products are generally not subject to substantial commodity price volatility.  Most of our product manufacturing costs are incurred in U.S. dollars.

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

Operating Margin

Operating margin is our income from operations as a percentage of total revenues. Our key operating expenses include expenses incurred in connection with research and development, sales and marketing, and general and administrative activities, as well as the amortization of intangible assets.  Operating margin was 9.6 percent for the quarter ended March 31, 2014 compared to 14.6 percent for the same period in 2013.

Adjusted operating margin is a key metric for purposes of evaluating our performance.  Adjusted operating margin historically has been calculated as operating margin adjusted for investigation and restatement related costs.  Investigation and restatement related costs were 5.4 percent of total revenue for the three month period ended March 31, 2014 compared to 4.2 percent of total revenue for the same period in 2013.  In addition, in the first quarter of 2014 we incurred substantial non-recurring costs in connection with the Merger. Merger related costs were 6.4 percent of total revenue in the first quarter of 2014 and we did not incur Merger costs in the first quarter of 2013. Adjusted operating margin considering both the add back of investigation and restatement related costs and Merger related costs was 21.4 percent for the three month period ended March 31, 2014 compared to 18.8 percent for the same periods in 2013. Adjusted operating margin is a non-GAAP measure of profitability and it should not be considered as a substitute for measures prepared in accordance with GAAP.

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

Our effective income tax rate is usually less than the U.S. statutory rate as a substantial portion of our operations are outside the U.S. in jurisdictions with lower tax rates, including Costa Rica, where we manufacture the majority of our products and have a tax holiday that extends through December 31, 2023. The Company will have a 50% income tax exemption from January 1, 2024 through January 28, 2028.  In years of loss, our effective tax rate has exceeded the U.S. statutory rate due to the apportionment of income or loss between jurisdictions in which we operate. We expect to be able to fully utilize our net deferred tax assets, which amounted to $35.7 million as of March 31, 2014.

Results of Operations
 Results of operations for the three month periods ended March 31, 2014 and 2013 (in thousands, except percentages and per-share data) were as follows:

	Three months ended March 31,
	2014		2013
	Dollars	% Total Revenue	Dollars	% Total Revenue
Revenues:
Product sales	$89,978	93.7%	$87,478	94.7%
Royalties, fees and other	6,078	6.3%	4,870	5.3%
Total revenues	96,056	100.0%	92,348	100.0%

Cost of product sales	28,438	29.6%	28,328	30.7%

Gross profit	67,618	70.4%	64,020	69.3%

Operating expenses:
Research and development	8,028	8.4%	8,445	9.1%
Sales and marketing	30,526	31.8%	30,332	32.8%
General and administrative	14,151	14.7%	7,458	8.1%
Amortization of intangible assets	524	0.5%	423	0.5%
Exit costs	—	—%	—	—%
Investigation and restatement related costs	5,187	5.4%	3,893	4.2%
Total operating expenses	58,416	60.8%	50,551	54.7%

Income from operations	9,202	9.6%	13,469	14.6%

Non-operating gains (losses)	(1,127)		522

Income before income taxes	8,075		13,991

Income tax provision	1,857		2,806

Net income	6,218		11,185

Accrued dividends and accretion charges on Series A 3% Redeemable Convertible Preferred Stock	(2,591)		(919)

Net income available to common stockholders	3,627		10,266

Other comprehensive income (loss)
Foreign currency translation adjustments	469		(1,099)

Total comprehensive income	$6,687		$10,086

Weighted-average shares outstanding:
Basic	31,837		28,055
Diluted	32,654		28,785

Earnings per share applicable to common stockholders:
Basic	$0.11		$0.30
Diluted	$0.10		$0.30

Product Sales

Product sales by product group and geographic market for the periods shown were as follows (in thousands, except percentages):

	Three months ended March 31, 2014				Three months ended March 31, 2013
	Americas	International	Total Product Sales	% Net Product Sales	Americas	International	Total Product Sales	% Net Product Sales

Sports Medicine	$40,179	$23,618	$63,797	70.9%	$38,862	$20,754	$59,616	68.1%
ENT	18,785	5,558	24,343	27.1%	19,748	5,868	25,616	29.3%
Other	315	1,523	1,838	2.0%	503	1,743	2,246	2.6%
Total product sales	$59,279	$30,699	$89,978	100%	$59,113	$28,365	$87,478	100%
% Net product sales	65.9%	34.1%	100%		67.6%	32.4%	100%

Worldwide Sports Medicine product sales increased $4.2 million or 7.0 percent for the three month period ended March 31, 2014 compared to the same period in 2013 due to higher contract manufacturing sales reported in the Americas and higher International product sales. Net changes in foreign exchange rates did not have a material effect on the comparability of reported Sports Medicine product sales between the periods.

Americas Sports Medicine product sales, which include both proprietary product sales and contract manufacturing product sales, increased $1.3 million or 3.4 percent for the three month period ended March 31, 2014 when compared to the same period in 2013 as a result of higher contract manufacturing product sales delivered in the period. Proprietary Sports Medicine product sales were flat as compared to the same period in 2013.

International Sports Medicine product sales increased $2.9 million or 13.8 percent for the three month period ended March 31, 2014 as compared to the same period in 2013.  Product sales in direct markets increased $1.9 million in the quarter, while product sales to distributors increased $1.0 million when compared to the same period in 2013. Product sales in direct markets were over 80 percent of total International Sports Medicine product sales for the three month period ended March 31, 2014.

Worldwide ENT product sales decreased $1.3 million or 5.0 percent for the three month period ended March 31, 2014 compared to the same period in 2013. Net changes in foreign exchange rates did not have a material effect on the comparability of reported ENT product sales between the periods.

Americas ENT sales decreased $1.0 million or 4.9 percent for the three month period ended March 31, 2014 compared to the same period in 2013 on lower tonsil and adenoid procedures in the United States. The decline in Coblation product sales due to lower tonsil and adenoid procedure volumes were partially offset by higher sinus product sales represented by the Rapid Rhino product line and products from our acquisition of ENTrigue Surgical, Inc. in July 2013.

International ENT product sales decreased $0.3 million or 5.3 percent for the three month period ended March 31, 2014 compared to the same period in 2013 due to lower product sales to Asia-Pacific distributor markets which offset higher product sales in direct markets.  The decrease in product sales to Asia-Pacific distributors was mainly a result of the restructuring of our China distribution channel that was initiated in the fourth quarter of 2013. Sales to China distributors in the first quarter of 2014 were lower by $0.7 million compared to the first quarter of 2013 as a result of this restructuring. Product sales in direct markets increased $0.4 million for the quarter ending March 31, 2014 when compared to the same period in 2013 and direct markets product sales comprised approximately 62 percent of the total International ENT product sales through the first three months of 2014.

Worldwide Other product sales decreased $0.4 million for the three month period ended March 31, 2014 when compared to the same period in 2013.

Royalties, Fees and Other Revenues

Royalties, fees, and other revenues was 6.3 percent of total revenues for the three month period ended March 31, 2014 compared to 5.3 percent for the same period in 2013.

Cost of Product Sales

Costs of product sales for the periods shown were as follows (in thousands, except percentages):

	Three months ended March 31,
	2014		2013
	Dollars	% Net Product Sales	Dollars	% Net Product Sales
Product cost	$23,897	26.6%	$23,861	27.3%
Controller amortization	1,554	1.7%	1,796	2.1%
Other	2,987	3.3%	2,671	3.0%
Total cost of product sales	$28,438	31.6%	$28,328	32.4%

Gross product margin as a percentage of product sales was 68.4 percent for the three month period ended March 31, 2014 compared to 67.6 percent for the same period in 2013.  The higher gross product margin was primarily due to lower period costs during the three months ended March 31, 2014.

Operating Expenses

Operating expenses for the periods shown were as follows (in thousands, except percentages):

	Three months ended March 31,
	2014		2013
	Dollars	% Total Revenue	Dollars	% Total Revenue

Research and development	$8,028	8.4%	$8,445	9.1%
Sales and marketing	30,526	31.8%	30,332	32.8%
General and administrative	14,151	14.7%	7,458	8.1%
Amortization of intangible assets	524	0.5%	423	0.5%
Investigation and restatement related costs	5,187	5.4%	3,893	4.2%
Total operating expenses	$58,416	60.8%	$50,551	54.7%

Research and development expense decreased $0.4 million for the three month period ended March 31, 2014 compared to the same period in 2013 due primarily to lower prototype and materials usage.

Sales and marketing expense decreased to 31.8 percent of total revenue for the three months ended March 31, 2014 from 32.8 percent for the three months ended March 31, 2013 as a result of lower severance expenses incurred in the current quarter.

General and administrative expenses increased $6.7 million for the three month period ended March 31, 2014 when compared to the same period in 2013.  The increase is primarily related to expenses incurred in connection with the proposed Merger including legal fees, investment banker fees, and proxy related services which totaled $6.2 million in the current quarter.

 Amortization of intangible assets expense increased $0.1 million for the three month period ended March 31, 2014 when compared to the same period in 2013 primarily due to amortization related to intangible assets acquired in 2013.

Investigation and restatement expenses increased $1.3 million for the three month period ended March 31, 2014 when compared to the same period in 2013.  The increase in investigation and restatement expenses is a result of additional legal costs related to our indemnification agreements with certain former officers as described in Note 7 of our condensed consolidated financial statements.  We expect the indemnification expenses to continue until the matters concerning the former officers are concluded.

Non-operating gains (losses)

Non-operating losses were $1.1 million for the three month period ended March 31, 2014 as compared to a non-operating gain of $0.5 million for the three month period ended March 31, 2013.  The non-operating loss for the three months ended March 31, 2014 included interest accretion related to the earn-out liability from the Entrigue acquisition and foreign exchange losses. The non-operating gain for the three months ended March 31, 2013 included a gain of $1.7 million received from the extinguishment of our membership interests in a mutual insurance company offset by foreign currency losses.

Income Tax Provision

Our effective tax rate for the three month period ended March 31, 2014 was 23.0 percent compared to 20.1 percent in the same period in 2013. The primary reason for the increase was due to the expiration of the Federal Research and Development Tax Credit which expired on December 31, 2013 and has not been extended.

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

As of March 31, 2014 we had $255.8 million in working capital compared to $247.4 million at December 31, 2013.  Our cash and cash equivalents balance was $191.0 million at March 31, 2014 and $214.9 million at December 31, 2013.

Cash used by operating activities for the three months ended March 31, 2014 was $20.6 million and differed from net income primarily as a result of payment of the fine related to the resolution of the DOJ investigation of $30 million (see discussion in Note 8) and the period's normally recurring depreciation and amortization expense and stock based compensation expense. Cash provided by operating activities was $19.5 million for the three month period ended March 31, 2013, and differed from net income due to depreciation expense and stock based compensation.

Cash used in investing activities for the three months ended March 31, 2014 was $5.8 million due to $5.8 million in property and equipment purchases.  Cash used in investing activities was $10.4 million for the three month period ended March 31, 2013 of which $3.4 million related to purchases of property and equipment and $7 million paid to acquire Eleven Blade as disclosed in that period.

Cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $2.2 million and $2.7 million, respectively, primarily related to proceeds from exercises of stock options and purchases under the employee stock purchase plan.

Critical Accounting Policies and Estimates

There have been no other material updates to our critical accounting policies and estimates set forth in “Part II—Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our 2013 Form 10-K.

Disclosures about Contractual Obligations and Commercial Commitments

We have various contractual obligations, which are recorded as liabilities in our condensed consolidated financial statements.  Other items, such as certain purchase commitments with suppliers and minimum lease payments under operating leases, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.  There were no material changes from our contractual obligations presented in our 2013 Form 10-K.

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

Our weighted average interest rate earned on our cash and cash equivalents for the period ended March 31, 2014 was less than 1 percent.

A significant portion of our international sales and operating expenses are denominated in currencies other than the U.S. dollar.  To the extent that the U.S. dollar exchange rates for these currencies fluctuate, we will experience variations in our earnings and financial condition.

Our cash and cash equivalents at March 31, 2014 are denominated primarily in U.S. dollars; however, we also maintain balances primarily in Euros, Chinese Yuan and British Pounds, Hong Kong Dollars and Danish Krones.  A 10 percent change in the March 31, 2014 exchange rates for these currencies would have an impact on pre-tax income of approximately $1million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") management has evaluated, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures. Pursuant to this evaluation, our CEO and CFO concluded that, as of March 31, 2014, the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting have occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management concluded that there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The information provided herein includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical facts are forward-looking statements. Forward-looking statements are based on beliefs and assumptions by management and on information currently available to management. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any of them publicly in light of new information or future events. Additional factors that could cause actual results to differ materially from those contained in any forward-looking statement include, without limitation: the effect of the pending merger with Smith & Nephew on the Company’s relationships with employees, customers, suppliers and other third parties; transaction costs associated with the pending merger; the possibility that we may not receive all of the regulatory approvals or shareholder approval required under the Merger Agreement with Smith & Nephew; the possibility that we may be unable to successfully consummate the pending merger with Smith & Nephew; the possibility that under some circumstances we have may to pay Smith & Nephew a termination fee of $54.9 million; the potential diversion of the attention of management and employees from day-to-day activities as a result of the pending merger; the outcome of any legal proceedings related to the merger; the resolution of the deferred prosecution agreement (“DPA”) the Company entered into with the Department of Justice, including the fulfillment by the Company of the reporting requirement under the DPA, the impact on the Company of additional civil and criminal investigations by state and federal agencies, if any, regarding any of the matters contained in the DPA; litigation pending against the Company; the impact upon the Company’s operations of legal compliance matters required under the DPA; the ability of the Company to control expenses relating to legal or compliance matters; the Company’s ability to remain current in its periodic reporting requirements under the Exchange Act and to file required reports with the Securities and Exchange Commission on a timely basis; the risk that we could be subject to qui tam suits involving the False Claims Act; the ability of the Company to attract and retain qualified senior management and to prepare and implement appropriate succession planning for its Chief Executive Officer; general business, economic and political conditions; competitive developments in the medical devices market; changes in applicable legislative or regulatory requirements; the Company’s ability to protect its intellectual property rights; the ability of the Company to continue to fund its working capital needs and planned expenditures; the risk of product liability claims; risks associated with the Company’s international operations; risks associated with integration of the Company’s acquisitions; the Company’s ability to effectively and successfully implement its business strategies and manage the risks in its business; and the reactions of the marketplace to the foregoing.

ITEM 1.  LEGAL PROCEEDINGS

We discuss our material legal proceedings in Note 8, “Litigation and Contingencies,” in the notes to the condensed consolidated financial statements.  In addition to the matters specifically described in Note 8 we are involved in other legal and regulatory proceedings that arise in the ordinary course of business that do not have a material impact on our business.  Litigation claims and proceedings of all types are subject to many factors that generally cannot be predicted accurately. We record reserves for claims and lawsuits when they are probable and reasonably estimable.  Except as otherwise specifically noted, we currently cannot determine the ultimate resolution of the matters described in Note 8.  For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our condensed consolidated financial statements the potential liability that may result from these matters.  If one or more of these matters is determined against us, it could have a material adverse effect on our earnings, liquidity and financial condition.

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1(a)	Agreement and Plan of Merger, dated as of February 2, 2014 between ArthroCare Corporation, Smith & Nephew, Inc., Rosebud Acquisition Corporation and Smith & Nephew plc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Act (filed herewith).
101	XBRL Instance Document

(a) Incorporated by Reference to Form 8-K/A, dated February 2, 2014 filed on February 3, 2014 (File No. 001-34607)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTHROCARE CORPORATION
a Delaware corporation

Date: May 2, 2014	/s/ David Fitzgerald
David Fitzgerald
President and Chief Executive Officer

Date: May 2, 2014	/s/ Todd Newton
Todd Newton
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of February 2, 2014 between ArthroCare Corporation, Smith & Nephew, Inc., Rosebud Acquisition Corporation and Smith & Nephew plc (incorporated by reference to Form 8-K/A, dated February 2, 2014 filed on February 3, 2014 (File No. 001-34607)).

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